Form 10-Q
period 2002-03-31
MASTERCARD INC
filed 2002-05-14
CIK 1141391

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER:

                            MASTERCARD INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-4172551
       (State or other jurisdiction of                          (IRS Employer
       Incorporation or organization)                      Identification Number)

            2000 PURCHASE STREET
             PURCHASE, NEW YORK                                     10577
  (Address of principal executive offices)                       (Zip Code)

                                 (914) 249-2000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT MAY 10, 2002
                    -----                                ---------------------------
           Common stock, par value
               $0.01 per share                                   100 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                            MASTERCARD INCORPORATED

                                 BALANCE SHEET

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
ASSETS
Cash and cash equivalents...................................    $1,000         $1,000
                                                                ------         ------
  Total Assets..............................................    $1,000         $1,000
                                                                ======         ======
LIABILITIES AND STOCKHOLDER'S EQUITY
STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 100 shares authorized, issued
  and outstanding...........................................    $    1         $    1
Paid-in-Capital.............................................       999            999
                                                                ------         ------
  Total Stockholder's Equity................................     1,000          1,000
                                                                ------         ------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................    $1,000         $1,000
                                                                ======         ======

        The accompanying note is an integral part of this balance sheet.

                             NOTE TO BALANCE SHEET

FORMATION AND BASIS OF PRESENTATION

     MasterCard Incorporated (the "Company") was organized to become the new stock-based holding company of MasterCard International Incorporated ("MCI") and Europay International S.A. ("Europay"). The Company will control MCI and Europay at the closing of the conversion and integration transaction as described in (i) the Agreement and Plan of Merger dated as of February 13, 2002 by and among MCI, the Company and MasterCard Merger Sub, Inc., including the documents referenced therein, and (ii) the Share Exchange and Integration Agreement dated as of February 13, 2002 by and among the Company, MCI and Europay, including the documents referenced therein. Each of these documents is included as an exhibit to this Quarterly Report on Form 10-Q. The conversion and integration transaction is expected to close as soon as is practicable following the satisfaction or waiver of the conditions set forth in the Share Exchange and Integration Agreement. MCI's historical financial statements will become the historical financial statements of the Company upon the closing of the conversion and integration transaction.

     The Company was incorporated in Delaware on May 9, 2001 and has issued 100 shares of common stock, par value $.01 per share, to its sole incorporator. The Company has not yet commenced operations and therefore has no operating results or cash flows for the period ended March 31, 2002.

     There were no material changes in the financial condition of the Company during the quarter ended March 31, 2002.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Refer to the Note to Balance Sheet herein.

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Refer to the Note to Balance Sheet herein.

                          PART II -- OTHER INFORMATION

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

  3.1  Certificate of Incorporation of MasterCard Incorporated.
  3.2  Bylaws of MasterCard Incorporated.
 10.1 Agreement and Plan of Merger dated as of February 13, 2002 by and among MasterCard International Incorporated, MasterCard Incorporated and MasterCard Merger Sub, Inc.
 10.2  Share Exchange and Integration Agreement dated as of
       February 13, 2002 by and among MasterCard Incorporated,
       MasterCard International Incorporated and Europay
       International, S.A.
 10.3 Form of Share Exchange Agreement to be entered into among MasterCard Incorporated, MasterCard International
       Incorporated and each shareholder of Europay International
       S.A. other than MasterCard/Europay U.K. Limited and
       MasterCard International Incorporated.
 10.4 Form of Share Exchange Agreement to be entered into among MasterCard Incorporated, MasterCard International
       Incorporated and each shareholder of MasterCard/Europay U.K.
       Limited.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MASTERCARD INCORPORATED
                                          Registrant

                                                /s/ ROBERT W. SELANDER
                                          --------------------------------------
                                                    Robert W. Selander
                                          President and Chief Executive Officer

Date: May 14, 2002

                                                /s/ DENISE K. FLETCHER
                                          --------------------------------------
                                                    Denise K. Fletcher
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                              (Principal Financial Officer)

Date: May 14, 2002

                                                 /s/ SPENCER SCHWARTZ
                                          --------------------------------------
                                                     Spencer Schwartz
                                           Senior Vice President and Controller
                                              (Principal Accounting Officer)

Date: May 14, 2002