Form 10-Q
period 2002-06-30
MASTERCARD INC
filed 2002-08-14
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2000 Purchase Street Purchase, NY (Address of principal executive offices)	10577 (Zip Code)

(914) 249-2000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

Page No.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Consolidated Statements of Income —
Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001	2
Consolidated Balance Sheets —
June 30, 2002 and December 31, 2001	3
Consolidated Statements of Cash Flows —
Six Months Ended June 30, 2002 and 2001	4
Consolidated Statements of Changes in Stockholders’/ Members’ Equity —
Six Months Ended June 30, 2002 and 2001	5
Consolidated Statements of Comprehensive Income —
Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
Report of Independent Accountants	31
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	32
SIGNATURES	33

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except net income per share)
Revenue	$448,757	$417,413	$840,598	$792,906
Operating Expenses
General and administrative	217,888	205,991	415,061	394,808
Advertising and market development	159,191	126,090	259,117	211,630
Depreciation	8,164	8,970	16,257	17,556
Amortization	10,765	7,479	19,090	14,613

Total operating expenses	396,008	348,530	709,525	638,607

Operating income	52,749	68,883	131,073	154,299

Other Income and Expense
Investment income, net	5,486	9,351	14,030	11,532
Interest expense	(2,087)	(2,385)	(4,537)	(4,889)
Minority interest in earnings of subsidiaries	(12)	2,445	(279)	1,425
Other income (expense)	176	(91)	116	689

Total other income and expense	3,563	9,320	9,330	8,757

Income before taxes	56,312	78,203	140,403	163,056
Income tax expense	19,923	30,369	50,418	63,912

Net Income	$36,389	$47,834	$89,985	$99,144

Net income per share (basic and diluted)	$.50	$.67	$1.25	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands, except share data)
Assets
Cash and cash equivalents	$309,402	$176,143
Investment securities, at fair value:
Available-for-sale	481,179	451,090
Trading	35,790	43,153
Accounts receivable	193,331	180,510
Settlement due from MCI members	130,854	189,573
Restricted security deposits held for MCI members	45,783	—
Prepaid expenses and other current assets	85,911	65,994

Total Current Assets	1,282,250	1,106,463
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $264,690 and $256,253)	213,157	159,742
Deferred income taxes	51,475	66,535
Goodwill	141,302	6,641
Other intangible assets (less accumulated amortization and impairment of $115,317 and $93,299)	276,738	84,113
Other assets	56,342	51,311

Total Assets	$2,021,264	$1,474,805

Liabilities and Stockholders’/ Members’ Equity
Liabilities
Overdraft	$67,570	$9,531
Accounts payable	114,713	110,907
Settlement due to MCI members	78,704	143,471
Restricted security deposits held for MCI members	45,783	—
Accrued expenses	390,918	353,194
Other current liabilities	41,362	21,368

Total Current Liabilities	739,050	638,471
Other liabilities	224,666	149,608
Long-term debt	80,479	80,065

Total Liabilities	1,044,195	868,144
Minority interest	206	—
Commitments and contingencies (Note 10)

Stockholders’ Equity/ Members’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	—
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	—
Additional paid-in-capital	967,368	—
Retained earnings	85	602,724
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	(660)	(678)
Net unrealized gain on investment securities available-for-sale	9,070	4,615

Total accumulated other comprehensive income, net of tax	8,410	3,937

Total Stockholders’ Equity	976,863	—

Total Members’ Equity	—	606,661

Total Liabilities and Stockholders’/ Members’ Equity	$2,021,264	$1,474,805

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Operating Activities
Net income	$89,985	$99,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,257	17,556
Amortization	19,090	14,613
Other adjustments to net income	143	2,952
Changes in operating assets and liabilities, net of effects from the purchase of Europay International SA:
Deferred income taxes	9,721	(3,832)
Trading securities	7,363	(376)
Accounts receivable	19,748	8,932
Settlement due from MCI members	123,216	15,480
Prepaid expenses and other current assets	2,348	(10,141)
Accounts payable	(21,446)	(56,945)
Settlement due to MCI members	(92,358)	(13,028)
Accrued expenses	(26,788)	4,750
Other intangible assets	(115)	(3,791)
Net change in other assets and liabilities	(15,983)	12,395

Net cash provided by operating activities	131,181	87,709
Investing Activities
Net purchases of property, plant and equipment	(17,459)	(34,683)
Capitalized software	(21,154)	(26,937)
Purchases of investment securities available-for-sale	(125,816)	(70,290)
Proceeds from sales of investment securities available-for-sale	102,650	67,723
Cash received from the acquisition of Europay International SA, net of expenses	67,747	—
Investment in affiliates	5,263	(1,272)
Other investing activities	377	3,652

Net cash provided by (used in) investing activities	11,608	(61,807)
Financing Activities
Repayment of short-term borrowings, net	(9,530)	(3,695)

Net cash used in financing activities	(9,530)	(3,695)

Net increase in cash and cash equivalents	133,259	22,207
Cash and cash equivalents — beginning of year	176,143	193,304

Cash and cash equivalents — end of period	$309,402	$215,511

Supplemental schedule of noncash investing activities:
Acquisition of Europay International SA:
Fair value of assets acquired, net of cash	$522,063	—
Fair value of liabilities assumed	296,818	—
Common stock and additional paid-in-capital issued	225,245	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY
(Unaudited)

						Additional Paid-
			Accumulated Other	Common Shares		in-Capital
		Retained	Comprehensive
	Total	Earnings	Income	Class A	Class B	Class A	Class B

	(In thousands)
Balance at January 1, 2002	$606,661	$602,724	$3,937	$—	$—	$—	$—
Net income	89,985	89,985	—	—	—	—	—
Issuance of common stock	275,744	(692,624)	—	840	160	812,589	154,779
Other comprehensive income	4,473	—	4,473	—	—	—	—

Balance at June 30, 2002	$976,863	$85	$8,410	$840	$160	$812,589	$154,779

Balance at January 1, 2001	$462,408	$460,663	$1,745	$—	$—	$—	$—
Net income	99,144	99,144	—	—	—	—	—
Other comprehensive income	2,161	—	2,161	—	—	—	—

Balance at June 30, 2001	$563,713	$559,807	$3,906	$—	$—	$—	$—

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)
Net Income	$36,389	$47,834	$89,985	$99,144
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(26)	18	(249)
Net unrealized gain (loss) on investment securities available-for-sale	7,149	(74)	4,455	2,410

Other comprehensive income (loss), net of tax	7,156	(100)	4,473	2,161

Comprehensive Income	$43,545	$47,734	$94,458	$101,305

      The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Share Data)

      The following notes should be read in conjunction with the proxy statement-prospectus forming part of Post-Effective Amendment No. 2 to MasterCard Incorporated’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544).

Note 1.     Organization

      MasterCard Incorporated is a stock company incorporated under the laws of Delaware, United States of America. MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MCI”) and MasterCard Europe SA (together, “MasterCard” or the “Company”), provide transaction processing and related services to the members of MCI in support of the members’ credit, debit, smart card, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with the members of MCI in the normal course of business, and operates a system for authorizing, clearing and settling payment transactions among the members of MCI. The Company’s stockholders are all principal members of MCI.

      As more fully described in Note 4, MasterCard converted from a membership to a stock company on June 28, 2002 through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, as more fully described in Note 4, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International SA (“EPI”), a company incorporated under the laws of Belgium, not previously owned by MCI. On July 16, 2002, EPI was renamed MasterCard Europe SA (“MasterCard Europe”).

Note 2.     Summary of Significant Accounting Policies

      Consolidation and basis of presentation — The consolidated financial statements for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 are unaudited but in the opinion of management include all adjustments (consisting of any normal and recurring adjustments) that are necessary for a fair presentation of the Company’s results of operations and financial positions for the periods and dates presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      All intercompany accounts and transactions have been eliminated in consolidation.

      Certain amounts for prior periods have been reclassified to conform with the current period presentation.

      Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from these estimates.

      Cash and cash equivalents — Cash and cash equivalents include certain highly liquid investments with a maturity of three months or less from the date of purchase. Such investments are recorded at cost, which approximates fair value.

      Restricted security deposits held for MCI members — MasterCard Europe requires and holds security deposits from certain members in order to ensure proper settlement of their transactions. These assets are fully offset by corresponding liabilities included in the Consolidated Balance Sheets.

      Capitalized software — Capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, are capitalized in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

expensed during the preliminary project management phase and until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities are expensed as incurred.

      Special purpose entity (“SPE”) — MCI is the lessee in one synthetic lease transaction involving an SPE that acts as lessor. The SPE was set-up for a single, discrete purpose. It is not an operating entity, has no employees and has a limited life. The legal documents that govern MasterCard’s SPE transaction describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. MasterCard’s synthetic lease is for its Winghaven transaction processing facility located in O’Fallon, Missouri that was structured by creating an SPE, which constructed and owns the facility (see Note 10 and the discussion under the heading “Liquidity and Capital Resources” in Part 1, Item 2 of this report). The decision whether or not to consolidate the SPE, or record the facility on the balance sheet, depends not only on the applicable accounting principles for SPEs and the treatment of the lease as operating or capital, but also on a determination regarding the nature and amount of the investments made by third parties in the SPE. Consideration is given, for example, to whether a third party has made substantive equity investment in the SPE; which party has voting rights; who makes decisions about the assets in the SPE; and who is at risk for loss. The SPE is not consolidated because, under the applicable accounting principles, MasterCard does not exercise control over the risks and rewards of the assets in the SPE. The Financial Accounting Standards Board is currently reviewing the consolidation requirements of SPEs. Such review may result in more stringent requirements for the consolidation of SPEs.

      Revenue recognition — Revenues are recognized when services are performed and when products are sold. The Company’s revenue is comprised of operations fees and assessments. Certain revenues are estimated based upon information provided by MCI members. On February 3, 2002, the Emerging Issues Task Force (“EITF”) finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. This pronouncement, effective for fiscal years beginning after December 15, 2001, requires that certain payments from a vendor to a customer be categorized as a reduction of revenue on the vendor’s income statement. MasterCard has applied this pronouncement where applicable.

      Operations fees represent user fees for authorization, clearing, settlement and other member products and services that facilitate transaction and information management among MCI’s members on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Products sold include holograms, paper warning bulletins, manuals and publications. Revenue from product sales is recognized upon their sale.

      Assessments predominantly represent payments made by members of MCI in respect of their card programs carrying one or more of the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands (“MasterCard cards”). Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”), which represent gross spending on MasterCard cards for goods and services as well as cash disbursements. Assessments are recorded as revenue in the month they are earned, which is when the related GDV is generated on MasterCard cards.

      MasterCard has strategic arrangements with certain MCI members, which provide for fee rebates when the member meets certain hurdles. Such rebates are generally calculated on a monthly basis based upon members’ transaction levels and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned. Rebates are based on management’s estimate of the MCI members’ performance in a given period and actual results may differ from these estimates.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

      In addition, MasterCard also enters into volume-based and support incentives that are recorded as a reduction of revenue in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Incentives are generally based on the members’ achievement of predefined GDV, account-issuance, spending per card and/or account-conversion targets. Incentives are based on management’s estimate of the MCI members’ performance in a given period and actual results may differ from these estimates.

      Advertising expense — The cost of media advertising is generally expensed at the time the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

      Legal fees — MasterCard accrues legal costs that are expected to be incurred to defend MasterCard in certain litigation discussed in Note 12. The accruals are estimated based on management’s expectations of foreseeable costs, which are assessed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” after consultation with outside counsel. This policy has been consistently applied since the commencement of certain litigation discussed in Note 12.

      Impairment — Management evaluates the recoverability of all long-lived assets accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on an ongoing basis. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

      Net income per share — MasterCard computes basic and diluted net income per share by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period.

      Recent accounting pronouncements — On February 3, 2002, the EITF finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. This pronouncement, effective for fiscal years beginning after December 15, 2001, requires that certain payments from a vendor to a customer be categorized as a reduction of revenue on the vendor’s income statement. In order for payments to be treated as expense, the vendor must receive an identifiable benefit of goods or services that is sufficiently separable from the recipient’s purchase from the vendor and the vendor must be able to reasonably estimate the fair value of that benefit. On January 1, 2002, MasterCard implemented EITF Issue No. 01-9 and reclassified as reductions of revenue certain payments to members of MCI and merchants that were previously recognized as advertising and market development expense. The amounts reclassified were $43,372 and $62,715 for the six months ended June 30, 2002 and 2001, respectively and $22,945 and $30,819 for the three months ended June 30, 2002 and 2001, respectively.

      On June 29, 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The acquisition of EPI was accounted for in accordance with both of these standards.

      SFAS No. 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets, other than goodwill, separately from goodwill. The new standard also requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 supersedes APB No. 17, “Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes that

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

goodwill and intangible assets with indefinite lives will no longer be amortized and that goodwill be tested for impairment at least annually at the reporting unit level. The new standard also requires that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. In addition, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, will not be amortized. On January 1, 2002, the Company adopted SFAS No. 142. This adoption had no material impact on the Company’s financial statements. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS No. 142) be tested for impairment within six months of adoption of the Statement and that all goodwill be tested at least annually. Accordingly, MasterCard tested its existing goodwill of $6,641 at June 30, 2002 recorded in connection with the acquisition of the Cirrus business and no impairment was required. The Company will evaluate goodwill and other indefinite-lived intangible assets recorded in connection with the EPI acquisition in the fourth quarter of 2002, as part of its impairment analysis.

Note 3.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator for net income per share (basic and diluted): Net Income	$36,389	$47,834	$89,985	$99,144

Denominator for net income per share (basic and diluted) Weighted average basic and diluted shares outstanding	72,643	71,710	72,129	71,710

Net income per share (basic and diluted)	$.50	$.67	$1.25	$1.38

Note 4.     Conversion to a Stock Company and Acquisition of EPI

Conversion

      On June 28, 2002, MCI, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, merged with a subsidiary of MasterCard Incorporated (the “Conversion”). In the Conversion, each principal member of MCI received shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated, representing that member’s equity interest in the Company. Additionally, each principal member of MCI received a class A membership interest in MCI, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MCI, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MCI. MCI is the Company’s principal operating subsidiary.

Acquisition of EPI (“Integration”)

      On June 28, 2002, in connection with the Conversion, MasterCard Incorporated acquired, directly and indirectly, 100% of the shares of EPI not previously owned by MCI pursuant to a Share Exchange and Integration Agreement, dated as of February 13, 2002, entered into by MasterCard Incorporated, MCI and EPI (the “Integration Agreement”). On July 16, 2002, EPI was renamed MasterCard Europe. MasterCard Europe is the Company’s principal operating subsidiary in Europe.

      In connection with the Integration Agreement, each shareholder of EPI (other than MCI and MasterCard Europay U.K. Limited (“MEPUK”)) was required to enter into a separate share exchange

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

agreement with MasterCard Incorporated and MCI, pursuant to which it exchanged its EPI shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. In addition, the shareholders of MEPUK were required to enter into an agreement with MasterCard Incorporated pursuant to which they exchanged their MEPUK shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. As a result of the Integration, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. At the time of the Integration, MEPUK’s sole asset was certain shares of EPI. MCI and MEPUK continue to hold shares of EPI.

      MasterCard Europe (formerly EPI) is a leading payment solutions company in Europe, headquartered in Waterloo, Belgium. MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a sophisticated set of information processing and transaction delivery services to these institutions.

      The results of EPI’s operations have been included in the Consolidated Financial Statements of the Company from June 28, 2002. These results did not have a material impact on the Consolidated Financial Statements.

Purchase Price for EPI

      MasterCard Incorporated issued 23.76 million shares to the shareholders of EPI and MEPUK in the Integration, in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MCI. However, of the 23.76 million shares issued, only 17.61 million were considered to be issued unconditionally. As discussed more fully below, the purchase price for EPI is based on the estimated value of the unconditional shares only. The estimated value of the MasterCard Incorporated shares issued was based on an independent valuation. Considering this valuation and the number of unconditional shares issued, the purchase price of EPI was $267,856, excluding acquisition costs of $10,486 that were incurred by the Company.

      In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the Integration Agreement provides that the number of shares allocated to these shareholders will potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23.76 million shares attributable to the exchange of EPI and MEPUK shares, 6.15 million shares are conditional shares subject to reallocation at the end of the transition period and allocable to EPI and MEPUK shareholders. EPI and MEPUK shareholders therefore received 17.61 million unconditional shares at closing.

      Since former EPI and MEPUK shareholders would retain or receive additional shares of MasterCard Incorporated at the end of the transition period without remitting any additional consideration, any shares retained or received by them that are above their minimum allocation at that time would constitute a part of the purchase price. Any such additional shares would be valued at that time based upon the fair value of the stock of MasterCard Incorporated. Any such reallocation of shares to former EPI and MEPUK shareholders will increase the purchase price for EPI and, accordingly, the amount of goodwill and additional paid-in-capital recorded.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

Fair Value of EPI Assets Acquired and Liabilities Assumed

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of EPI, as determined based on an independent appraisal.

At June 28, 2002

Current assets	$200,319
Property, plant, and equipment	46,376
Goodwill	134,661
Other intangible assets	187,152
Other assets	6,652

Total assets acquired	575,160

Current liabilities	202,475
Deferred income taxes	74,197
Other liabilities	20,146

Total liabilities assumed	296,818

Net assets acquired	$278,342

      Other intangible assets (see Note 8) include capitalized software/ technology of $32,664 and trademarks and tradenames of $10,795. Both of these asset classes have a weighted average useful life of approximately three years. In addition, other intangible assets include customer relationships of $143,693 that have an indefinite useful life. Goodwill (see Note 7) and intangible assets with indefinite lives are not subject to amortization. Goodwill is not tax deductible.

      Included in the liabilities above are preliminary estimates of exit costs relating to the acquisition of EPI as follows: the estimated costs of eliminating certain Europay brands and logos totaling $11,225; estimated costs of eliminating redundant computer systems/ technology totaling $7,794; estimated costs of workforce reduction of EPI employees totaling $2,515; and other acquisition-related liabilities totaling $7,150. The Company’s total estimates of exit costs pertaining to the estimated costs of eliminating certain brands and logos have decreased from the amounts contained in the proxy statement-prospectus forming part of Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544).

      Pursuant to the Integration Agreement, the bylaws of MCI adopted on June 28, 2002 provide that the Company will assume the first $7,000 of losses or liabilities that relate to any breach of EPI’s representations or warranties in the Integration Agreement; any such losses or liabilities in excess of $7,000 could, under the Company’s bylaws, be levied against MCI’s European members as an assessment. MasterCard anticipates that certain former EPI liabilities could trigger this bylaw provision.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

Pro Forma Results of Operations

      The unaudited pro forma results of operations for the three and six months ended June 30, 2002 and 2001, as if EPI had been combined as of the beginning of the year, are as follows.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$482,609	$471,885	$948,944	$906,268
Net income	41,009	50,694	100,186	99,760
Net income per share	$.41	$.51	$1.00	$1.00

      These results have been prepared for comparative purposes only, and are not necessarily indicative of the results that would have occurred had the acquisition of EPI occurred on the dates indicated.

Note 5.     Investment Securities

      The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross Unrealized
	Amortized
June 30, 2002	Cost	Gains	Losses	Fair Value

Municipal bonds	$466,286	$14,907	$(14)	$481,179

		Gross Unrealized
	Amortized
December 31, 2001	Cost	Gains	Losses	Fair Value

Municipal bonds	$443,398	$9,029	$(1,337)	$451,090

      The maturity distribution based on contractual terms of investment securities available-for-sale at June 30, 2002 is as follows:

	Amortized
	Cost	Fair Value

Due within 1 year	$7,094	$7,332
Due after 1 year through 5 years	400,491	413,980
Due after 5 years through 10 years	58,701	59,867

	$466,286	$481,179

      The Company holds a 5.25 percent Missouri Development Bond due August 1, 2009 as an investment security held-to-maturity. The amortized cost of this security was $6,949 and $7,326 at June 30, 2002 and December 31, 2001, respectively. Principal and interest payments are received on a semi-annual basis with a final maturity date of August 1, 2009. The fair market value of this security approximates amortized cost.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

Note 6.     Property, Plant and Equipment

      Property, plant and equipment consist of the following:

	June 30,	December 31,
	2002	2001

Equipment	$286,990	$263,889
Building and land	117,767	80,898
Furniture and fixtures	43,560	41,307
Leasehold improvements	29,530	29,901

	477,847	415,995
Less accumulated depreciation and amortization	(264,690)	(256,253)

	$213,157	$159,742

      Depreciation and amortization expense for the above property, plant and equipment was $8,649 and $10,645 for the three months ended June 30, 2002 and 2001, respectively, and was $17,143 and $21,014 for the six months ended June 30, 2002 and 2001, respectively.

Note 7.     Goodwill

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of January 1, 2002	$6,641
Goodwill acquired during the period (see Note 4)	134,661

Balance as of June 30, 2002	$141,302

      The following table sets forth the impact of the adoption of SFAS No. 142 on the Company’s earnings:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Reported net income:	$36,389	$47,834	$89,985	$99,144
Add back: Goodwill amortization	—	276	—	551

Adjusted net income	$36,389	$48,110	$89,985	$99,695

Net income per share	$.50	$.67	$1.25	$1.38
Goodwill amortization	—	—	—	.01

Adjusted net income per share	$.50	$.67	$1.25	$1.39

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

Note 8.     Other Intangible Assets

      The following table sets forth net intangible assets, other than goodwill:

	June 30, 2002		December 31, 2001

		Accumulated		Accumulated
		Amortization		Amortization
	Gross Carrying	&	Gross Carrying	&
	Amount	Impairment	Amount	Impairment

Amortized intangible assets
Capitalized software	$188,594	$(66,581)	$128,439	$(44,690)
Shareholder franchise rights	48,427	(48,427)	48,427	(48,427)
Trademarks and tradenames	10,795	(36)	—	—
Other	546	(273)	546	(182)

Total	248,362	(115,317)	177,412	(93,299)
Unamortized intangible assets
Customer relationships	143,693	—	—	—

Total	$392,055	$(115,317)	$177,412	$(93,299)

      Amortization and impairment expense amounted to the following:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Amortization	$10,280	$5,804	$18,204	$11,155
Impairment	$182	$—	$182	$—

The following table sets forth the estimated future amortization expense on amortized intangible assets:

For the six months ending December 31, 2002	$35,939
For the year ending December 31, 2003	$64,682
For the year ending December 31, 2004	$27,974
For the year ending December 31, 2005	$4,450
For the year ending December 31, 2006	$—

Note 9.     Debt

      In June 2002, the Company entered into a committed credit facility of $1,200,000 with certain financial institutions for a one-year period. This facility will expire on June 3, 2003. Under the facility, interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of the draw down. The commitment fee is 7 basis points plus upfront fees of $434. The purpose of the facility is to provide liquidity in the event of member settlement failures. The Company was in compliance with the facility covenants as of June 30, 2002. There were no borrowings under the facility at June 30, 2002.

      In June 1998, MCI issued ten-year unsecured, subordinated notes paying a fixed interest rate of 6.67% per annum. The interest payments on the notes for both of the three months and six months ended June 30, 2002 and 2001 were $1,334 and $2,668, respectively. The Company was in compliance with the note covenants as of June 30, 2002. The principal amount of notes outstanding at June 30, 2002 was $80,000.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

      In October 1993, MasterCard Europe entered into a revolving credit agreement with a bank to satisfy certain operational funding requirements. The final amendment of this agreement, dated October 1999, allows for borrowings of up to twelve months from the borrowing date for a maximum amount of 35,000 Euros. This agreement requires interest to be paid at the Euro Interbank Offered Rate (“EURIBOR”) plus .0625% for borrowings up to six months and EURIBOR plus .125% for borrowings of six to twelve months. In February 2001, MasterCard Europe entered into a revolving credit agreement with the same bank to provide fixed term financing to fund certain settlement service operations for up to 30,000 Euros. This agreement allows for borrowings to be outstanding for a period of seven to thirty days. Amounts borrowed under this agreement are subject to the same interest rate provisions as those set forth in the 35,000 Euro credit agreement. There were no outstanding loans under either of these agreements at June 30, 2002. Under an informal arrangement, both the bank and MasterCard Europe allow borrowings to exist, under certain conditions, without triggering either agreement. These borrowings incur interest at the Euro Overnight Index Average plus 50 basis points. From time to time, MasterCard Europe directs the bank to provide funding under the above mentioned credit agreements in order to obtain a lower interest rate and to minimize interest costs. At June 30, 2002, MasterCard Europe had an overdraft of less than $500 under the informal borrowing arrangement.

      MasterCard Europe has an additional line of 10,000 Euros to cover multi-currency overdrafts with a separate bank. The interest rate under this facility is LIBOR plus 50 basis points per annum, and various rates apply in case of borrowings in currencies other than the Euro. There were no borrowings under this agreement at June 30, 2002. MasterCard Europe had an overdraft of approximately $65,000 at this bank on June 30, 2002. The bank has confirmed that MasterCard Europe is in compliance with the terms of this agreement because the bank, in its discretion, has netted all of MasterCard Europe’s cash positions with the bank.

      From time to time the Company has temporary overdrafts at banks due to timing differences related to settlement or corporate activity.

Note 10.     Commitments and Contingencies

      On August 31, 1999, MCI entered into a ten-year operating lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. In conjunction with the lease agreement, the owner of the property leased the land to the MCI O’Fallon 1999 Trust (the “Trust”). The Trust financed the operations center through a combination of an equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380. Rent is payable in amounts equal to interest payments on the Secured Notes and any returns to equity-holders. In conjunction with the lease agreement, MCI executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at June 30, 2002. Additionally, upon the occurrence of specific events of default, MCI will guarantee repayment of the total outstanding principal and interest on the Secured Notes and take ownership of the facility. The lease agreement permits MCI to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

      The future minimum payments under non-cancelable operating leases for office buildings and equipment, as well as future minimum payments for sponsorship, licensing and other agreements at June 30, 2002 are:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

The remainder of 2002	$94,308	$26,766	$67,542
2003	100,243	33,098	67,145
2004	70,088	22,428	47,660
2005	47,312	19,588	27,724
2006	29,945	18,546	11,399
Thereafter	37,154	37,154	—

Total	$379,050	$157,580	$221,470

      MasterCard has guaranteed the payment of settlement between MCI principal members should an MCI principal member financial institution fail to settle its transactions. See Note 14 for a description of settlement credit risk.

      MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques outstanding. MasterCard had outstanding MasterCard-branded travelers cheques of $1,480,590 and $1,591,940 at June 30, 2002 and December 31, 2001, respectively. A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee valued at $1,257,741 and $1,368,526 at June 30, 2002 and December 31, 2001, respectively, from a financial institution in order to cover all of the exposure of outstanding travelers cheques with respect to that issuer.

Note 11.     Income Tax

      The effective tax rate for the three month and six month periods ended June 30, 2002 decreased to 35.4% and 35.9%, respectively, from 38.8% and 39.2% for the three month and six month periods ended June 30, 2001, respectively. The decrease in the rate was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates. In addition, in the six month period ended June 30, 2002, the Company realized significant foreign tax credits relating to prior periods. The benefits from these credits were offset by a one-time increase in state income tax expense attributable to the revaluation of deferred state tax assets as a result of lower state tax rates.

      MasterCard’s taxes are subject to challenge in various jurisdictions, including Belgium in connection with the operations of EPI (now MasterCard Europe). However, MasterCard could, under its bylaws, levy an assessment on its European members for any additional EPI tax liability with respect to periods before June 28, 2002, to the extent that such liability, together with other losses and liabilities arising out of the representations and warranties of EPI in the Integration Agreement, exceeds $7,000 in the aggregate.

Note 12.     Legal Proceedings

      MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on its results of operations, financial position or cash flows.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

     Department of Justice Antitrust Litigation

      In October 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International Incorporated, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. At the same time, the DOJ conceded that “dual issuance” — a term describing the structure of the bank card industry in the United States in which a single financial institution can issue both MasterCard and Visa-branded cards — was pro-competitive. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

      MasterCard denied the DOJ’s allegations. MasterCard believes that both “dual governance” and the CPP are pro-competitive and fully consistent with U.S. federal antitrust law.

      A bench trial concerning the DOJ’s allegations was concluded on August 22, 2000. On October 9, 2001, the district court judge issued an opinion upholding the legality and pro-competitive nature of dual governance. In so doing, the judge specifically found that MasterCard and Visa have competed vigorously over the years, that prices to consumers have dropped dramatically, and that MasterCard has fostered rapid innovations in systems, product offerings and services.

      However, the judge also held that MasterCard’s CPP and the Visa bylaw constitute unlawful restraints of trade under the federal antitrust laws. The judge found that the CPP and Visa bylaw weakened competition and harmed consumers by preventing competing proprietary payment card networks such as American Express and Discover from entering into agreements with banks to issue cards on their networks. In reaching this decision, the judge found that two distinct markets — a credit and charge card issuing market and a network services market — existed in the United States, and that both MasterCard and Visa had market power in the network market. MasterCard strongly disputes these findings and believes that the DOJ failed, among other things, to demonstrate that U.S. consumers have been harmed by the CPP.

      On November 26, 2001, the judge issued a final judgment that orders MasterCard to repeal the CPP insofar as it applies to issuers and enjoins MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose or debit cards in the United States on any other general purpose card network. The judge also concluded that during the period in which the CPP was in effect, MasterCard was able to “lock up” certain members by entering into long-term agreements with them pursuant to which the members committed to maintain a certain percentage of their general purpose card volume, new card issuance or total number of cards in force in the United States on MasterCard’s network. Accordingly, the final judgment provides that there will be a period (commencing on the effective date of the judgment and ending on the later of two years from that date or two years from the resolution of any final appeal) during which MasterCard will be required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. MasterCard would be free to apply to the district court to recover funds paid but not yet earned under any terminated agreement. The final judgment imposes parallel requirements on Visa. The judge explicitly provided that MasterCard and Visa would be free to enter into new partnership or member business agreements in the future.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

      MasterCard believes that it has a strong legal basis to challenge the judge’s ruling with respect to the CPP, and has appealed the decision on that count. On February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. MasterCard, the DOJ and other parties to the litigation are presently submitting appellate briefs to the Second Circuit Court of Appeals.

      MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows.

     Merchant Antitrust Litigation

      Commencing in October 1996, several putative class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International Incorporated and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which ensures universal acceptance for consumers by requiring merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desire the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claim that MasterCard and Visa have conspired to monopolize what they characterize as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in this matter. In addition, a related case was filed by a merchant in federal district court in Michigan, alleging antitrust violations arising from a purported tie of signature-based debit transactions to credit transactions. MasterCard is presently evaluating the procedure to have this case consolidated with the pending action in the U.S. District Court for the Eastern District of New York, if possible.

      MasterCard denies the merchant allegations and believes that the “Honor All Cards” rule and MasterCard practices with respect to debit card programs in the United States are pro-competitive and fully consistent with U.S. federal antitrust law.

      On February 22, 2000, the district court granted the plaintiffs’ motion for class certification. MasterCard and Visa subsequently appealed the decision to the Second Circuit Court of Appeals. On October 17, 2001, a three-judge panel affirmed the lower court decision by a two-to-one majority. MasterCard filed a petition for a writ of certiorari to the U.S. Supreme Court on April 3, 2002, which was denied on June 6, 2002.

      Motions seeking summary judgment have been filed by both sides and fully briefed in the district court. An argument date for summary judgment has been set for December 13, 2002 by an order of the court and a trial date of April 28, 2003 has been set.

      Based upon publicly available information, the plaintiffs previously have asserted damage claims in this litigation of approximately $8 billion, before any trebling under U.S. federal antitrust law. More recent public estimates (including estimates set forth in the dissenting opinion of the Second Circuit) place the plaintiffs’ estimated damage claims at approximately $50 billion to $100 billion, depending on the source. In addition, the plaintiffs’ damage claims could be materially higher than these amounts as a result of the passage of time and substantive changes in the theory of damages presented by the plaintiffs. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows. In accordance with its policy pertaining to legal fees described in Note 2, the Company accrued for its probable estimated legal fees in connection with its participation in these proceedings.

     Currency Conversion Litigation

      MasterCard International Incorporated, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit pending in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002 but has not been concluded as of the date of this report. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaints assert that, during the four-year period that preceded the respective lawsuits, MasterCard collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

      MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”.

      Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act, 15 U.S.C. §1: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth In Lending Act and Regulation Z.

      Defendants have moved to dismiss the MDL Complaint. Oral argument on that motion was held on June 21, 2002 and Judge Pauley reserved decision. Pending determination of defendants’ motion to dismiss, the parties may engage in discovery except for non-custodial depositions. No trial date has been set.

      MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on its results of operations, financial position or cash flows.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

     Multilateral Interchange Fee

      European Commission. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border multilateral interchange fee (“MIF”) under European Community competition rules. The MIF is a fee that is paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) when a payment is made to a merchant using a payment card. The amount of the MIF is set by the payment card system as a default fee that will only apply where the issuer and the acquirer have not agreed on a bilateral interchange fee. Interchange fees represent a sharing of payment system costs between issuers and acquirers.

      Although MasterCard Europe is not an addressee of the Statement of Objections, its rules also contain a MIF. MasterCard Europe has therefore requested that the European Commission issue a Statement of Objections in its own case should the Commission have objections to the MasterCard Europe MIF. However, the European Commission has to date elected to treat the Visa International case as the “leading” payment card case and has not issued a separate Statement of Objections challenging MasterCard Europe’s MIF.

      In its Statement of Objections, the European Commission took the view that the MIF constitutes a “price-fixing” agreement between the banks participating in the payment card system, and is tantamount to a “tying” arrangement since the MIF covers both the processing costs of a payment card transaction and the costs of the payment guarantee delivered by the issuers to the merchants, and thus “forces” merchants to accept the payment guarantee. On this basis, the European Commission argued that the MIF could not be exempted from European Community competition rules and should be eliminated. MasterCard disagrees with the European Commission’s characterization of the MIF. In written submissions and at a February 2001 hearing, MasterCard sought to demonstrate that (1) the MIF is not a restrictive price agreement but a necessary and efficient mechanism for allocating the costs of a four-party card payment system between issuers and acquirers, and (2) the payment guarantee is essential to ensuring universal card usage, benefits merchants, and cannot be unbundled.

      On July 24, 2002, the European Commission announced its decision to exempt the Visa MIF from European Community competition rules, based on certain changes proposed by Visa to its MIF. Among other things, in connection with the exemption order Visa agreed to adopt a cost-based methodology for calculating its MIF similar to the methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its MIF rates for debit and credit transactions to amounts at or below certain specified caps. In explaining its decision, the European Commission expressly cited the benefits that merchants receive for accepting cards issued through four-party payment systems such as MasterCard’s. One or more parties may seek to appeal the Visa MIF decision.

      The European Commission’s decision in the Visa case has been addressed only to Visa and does not cover MasterCard Europe’s MIF. MasterCard Europe is currently involved in separate discussions with the European Commission in order to determine under what conditions the European Commission would grant a formal exemption or comfort letter for MasterCard Europe’s MIF. Because the MIF constitutes an essential element of MasterCard Europe’s payment scheme, changes to it could significantly impact MCI’s European members. At this time, it is not possible to determine what actions the European Commission will take with respect to MasterCard Europe’s MIF, and therefore the financial impact that any changes would have on MasterCard and MCI’s European members cannot be estimated. In addition, even if the European Commission does not formally challenge MasterCard Europe’s MIF, private parties could attempt to use the decision in the Visa case to challenge MasterCard Europe’s MIF before national courts or national competition authorities.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a notice under the U.K. Competition Act 1998 challenging the MIF

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

established by MEPUK for domestic credit card transactions in the United Kingdom. (Following the closing of the Conversion and Integration, in which MEPUK was acquired by the Company, the U.K. MIF has been administered by a company owned by certain U.K. financial institutions that are not affiliated with MasterCard.) The OFT’s notice claimed that the U.K. MIF may infringe U.K. competition law and is unlikely to qualify for an exemption. The OFT considers that the U.K. MIF and multilateral service fee (“MSF”), the fee paid by issuing banks to acquiring banks when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, may be anti-competitive and may increase retail costs and consumer prices.

      In January and February 2002, MasterCard Europe and MEPUK made oral and written representations to the OFT in response to its proposed decision on behalf of MasterCard members in the U.K., in which they sought to demonstrate that the MIF and MSF constitute necessary and efficient mechanisms for allocating the costs of a multi-party card payment system between issuers and acquirers. Because the MIF and MSF constitute essential elements of MasterCard’s payment process in the U.K., changes to these fees could significantly impact its U.K. members. At this time, it is not possible to determine what action the OFT will take with respect to the MIF and MSF (including what action the OFT will take in light of the European Commission’s decision regarding the Visa MIF), and therefore the financial impact on MasterCard and its members in the U.K. cannot be estimated.

Note 13.     Segment Reporting

      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” MasterCard has one reportable segment, “Payment Services.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of MasterCard as one operating segment. The CEO has been identified as the chief operating decision-maker.

      There is no single customer that accounted for more than 10 percent of the Company’s revenue. Revenue generated in the United States accounted for approximately 65% and 66% and 66% and 65% of the Company’s total revenue for the three and six months ended June 30, 2002 and June 30, 2001, respectively. The Company estimates that no other individual country contributed a significant portion to the Company’s revenue for the three or six months ended June 30, 2002 or June 30, 2001.

      MasterCard does not maintain or measure long-lived assets by geographic location.

Note 14.	Risk Management

      The Company has formalized global risk management policies and procedures which include risk standards to provide an overview of the Company’s settlement exposure. To minimize its exposure to settlement risk, MCI members that are not in compliance with established risk standards may be required, after appropriate management review of the individual risk circumstances, to provide collateral typically in the form of cash deposits, escrow accounts, letters of credit or bank guarantees. MasterCard held collateral for legal settlement risk of $1,285,084 and $1,342,572 at June 30, 2002 and December 31, 2001, respectively. MasterCard monitors its credit risk portfolio on a regular basis to assess potential concentration risks and to evaluate the adequacy of collateral on hand. MasterCard’s estimated settlement exposure at June 30, 2002 and December 31, 2001, after consideration of collateral, amounted to $9,111,364 and $8,731,948, respectively. MasterCard’s settlement exposure, net of collateral had concentrations of 64% and 64% in North America and 21% and 19% in Europe at June 30, 2002 and December 31, 2001, respectively. A portion of the Company’s uncollateralized settlement exposure ($650,386 and $459,831 at June 30, 2002 and December 31, 2001, respectively) relates to members who are not deemed to be in compliance with, or who are under review in

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Share Data)

connection with, the Company’s risk management standards. In the event of uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment.

      In addition to the settlement risk identified above, MasterCard subsidiaries provide settlement guarantees with respect to Cirrus- and Maestro-branded transactions in Europe and Maestro-branded transactions in Latin America that are processed outside of the Cirrus and Maestro settlement systems.

      Although the Company is not contractually obligated to do so, it may also elect to pay merchants for transactions in the event that a principal acquiring member of MCI defaults on its obligations to the merchants, in order to maintain the integrity and acceptance of the Company’s brands.

      The Company also has risk exposure related to outstanding MasterCard-branded travelers cheques. See Note 10 for a description of this risk exposure.

      The Company enters into foreign exchange contracts to minimize the risk associated with anticipated revenues and expenses, and assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts by notional amounts and estimated fair values of these contracts are as follows:

	June 30, 2002		December 31, 2001

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$74,925	$8,742	$10,622	$11
Commitments to sell foreign currency	86,281	(5,582)	2,505	(12)

      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, credit spreads or other risk. Credit and market risk related to derivative instruments were not material at June 30, 2002 and December 31, 2001. Foreign exchange forward, option and swap contracts are used for economic hedges that do not qualify for hedge accounting.

      Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counter-parties involved. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements of MCI for the year ended December 31, 2001 and the related pro forma financial information and management’s discussion and analysis of financial condition and results of operation, in each case contained in the proxy statement-prospectus forming part of Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544).

      References to “we,” “our” and similar terms in the discussion below and in Part 1, Item 3 of this report are references to the Company.

Forward-Looking Statements

      This report contains forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to the Company’s future prospects, developments and business strategies. Many factors and uncertainties relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are outside of the Company’s control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause the Company’s actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by the Company or on its behalf.

      Below are the principal factors that the Company believes are important to its business, and that could cause actual results to differ from expectations. Although these factors are important, this list should not be considered as exhaustive or as an admission regarding the adequacy of the disclosure:

•	the Company’s relationships with MCI member financial institutions;

•	substantial and increasingly intense competition worldwide in the current or future global payments industry and consolidation in the payments industry;

•	technological developments in the global payments industry;

•	potential disruptions of the Company’s transaction processing computer systems by natural disaster or otherwise;

•	potential breach of the security of the Company’s systems;

•	risk of settlement default by MCI members;

•	the Company’s ability to attract, retain and motivate key personnel;

•	general economic conditions, especially interest rates and business cycles;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the outcome or impact of a class action lawsuit by U.S. merchants;

•	the outcome of legal proceedings relating to the multilateral interchange fee;

•	risks related to global political and economic conditions;

•	regulatory activities in various markets; and

•	currency fluctuations and foreign exchange controls.

      This report contains performance statistics relating to transaction dollar volumes, transaction numbers and related matters that are provided to the Company by the members of MCI. These performance statistics are subject to limited logical and statistical verification by the Company. A portion of the data underlying these performance statistics is estimated.

Results of Operations

      On June 28, 2002, MasterCard Incorporated acquired all of the outstanding stock of Europay International SA (“EPI”) not previously owned by MasterCard International Incorporated (“MCI”). On July 16, 2002, EPI, as a wholly owned subsidiary of MasterCard Incorporated, was renamed MasterCard Europe SA (“MasterCard Europe”). The results of MasterCard Europe’s operations have been included in the consolidated statements of income of the Company from June 28, 2002. The results of MasterCard Europe did not have a material impact on the Company’s net income.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

      Revenue was $841 million for the six months ended June 30, 2002, compared to $793 million for the six months ended June 30, 2001, an increase of $48 million or 6%. Our revenue is comprised of operations fees and assessments. On January 1, 2002, MasterCard implemented Emerging Issues Task Force (“EITF”) Issue No. 01-9 and reclassified as a reduction of revenue certain payments to members and merchants that were previously recognized as advertising and market development expense.

      Operations fees represent user fees for authorization, clearing, settlement and other member products and services that facilitate transaction and information management among MCI members on a global basis. Operations fees increased to $543 million for the six months ended June 30, 2002 compared to $517 million for the six months ended June 30, 2001, an increase of $26 million or 5%. Included in prior period operations fees is $7 million of incremental revenue associated with a one-time charge for a member’s breach of contract. Excluding this incremental revenue, the increase in operations fees over the prior period was primarily attributable to an increase in the number of transactions processed by MasterCard. The number of processed transactions increased to approximately 3.93 billion for the six months ended June 30, 2002, compared to approximately 3.41 billion for the six months ended June 30, 2001, an increase of approximately 15%. During the same period, MasterCard branded-transactions increased to approximately 6.33 billion from approximately 5.47 billion, an increase of approximately 16%. Increases in operations fees were partially offset by lower average pricing based on our pricing structure, which rewards customers with lower prices for incremental volume. Increases in operations fees were further reduced by lower bulletin listings which contributed to a $5 million reduction in operations fees during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Operations fees were also offset by rebates provided to our customers in the six months ended June 30, 2002, which increased by $7 million over the same period in 2001. In addition, operations fees were reduced by $7 million in the six months ended June 30, 2002, as a result of billing adjustments primarily due to debit transactions occurring in this period and in prior years.

      Assessments predominantly represent payments made by members of MCI in respect of their card programs carrying one or more of the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands (“MasterCard cards”). Assessments were $298 million for the six months ended June 30, 2002, compared to $276 million for the six months ended June 30, 2001, an increase of $22 million or 8%. Included in prior period assessments was $5 million of incremental revenue associated with Mondex International Ltd. (“Mondex”) that was not included in 2002 as a result of our acquisition of the remaining interest of Mondex in 2001. Excluding this incremental revenue, the increase in assessments was primarily attributable to a 15% increase in gross dollar volume (“GDV”) between the periods, which represents gross spending on MasterCard cards for goods and services, as well as cash disbursements. GDV was $535 billion for the six months ended June 30, 2002, compared to $467 billion for the six months ended June 30, 2001. Offsetting the increase in assessments were rebates and incentives provided to our customers, which increased by $13 million from 2001 to 2002.

      Operating expenses were $710 million for the six months ended June 30, 2002 compared to $639 million for the six months ended June 30, 2001, an increase of $71 million or 11%. Operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $415 million for the six months ended June 30, 2002, compared to $395 million for the six months ended June 30, 2001, an increase of $20 million or

5%. This increase was primarily attributable to increases in personnel costs of $33 million resulting from additional personnel and merit increases in 2002 compared to 2001. These increases were partially offset by lower professional fees of $6 million primarily attributable to reduced expenses associated with the merchant antitrust litigation in the second quarter of 2002 as compared to 2001. These costs were also offset by a reduction in travel expenses of $4 million between the periods and a reduction in other operating costs due to $5 million of expenses incurred in 2001 that was not included in 2002 as a result of our acquisition of the remaining interest of Mondex in 2001. General and administrative expenses include foreign exchange losses of $1 million and $6 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2001, foreign exchange gains were $1 million. These gains and losses primarily result from the remeasurement of foreign currency balances.

      For the six months ended June 30, 2002, we made significant expenditures in advertising and market development to support and build value in the MasterCard family of brands, and to develop new and distinct programs to differentiate ourselves from our competition. MasterCard expects to invest significantly, primarily in advertising and market support, over the next few years to accelerate business growth. These investments could slow down MasterCard’s profitability growth or reduce profitability below its current levels. Advertising and market development expenses were $259 million for the six months ended June 30, 2002, compared to $212 million for the six months ended June 30, 2001, an increase of $47 million or 22%, primarily consisting of a $15 million increase in advertising and a $31 million increase in promotions and sponsorships expense. We incurred increased advertising spending for special programming primarily associated with the World Cup events as well as the Grammy and the Academy awards. Our promotions and sponsorship fees increased primarily as a result of incremental promotions and increased contractual sponsorship fees associated with the World Cup and Major League Baseball organizations.

      Depreciation expense was $16 million for the six months ended June 30, 2002, compared to $18 million for the six months ended June 30, 2001.

      Amortization expense was $19 million for the six months ended June 30, 2002, compared to $15 million for the six months ended June 30, 2001, an increase of $4 million. This increase was primarily due to amortization of additional capitalized software.

      Other income and expense was approximately $9 million for each of the six months ended June 30, 2002 and June 30, 2001. Other income and expense comprised primarily of interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, and other income.

      The effective tax rate for the six months ended June 30, 2002 decreased to 35.9% from 39.2% for the six months ended June 30, 2001. The decrease in the rate was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates. In addition, the Company realized significant foreign tax credits relating to prior periods during the six months ended June 30, 2002 period. The benefits from these credits were offset by a one-time increase in state income tax expense attributable to the revaluation of deferred state tax assets as a result of lower state tax rates.

      As a result of the foregoing, our net income was $90 million for the six months ended June 30, 2002 compared to $99 million for the six months June 30, 2001, a decrease of $9 million or 9%. In addition, EBITDA, which we define as operating income before depreciation and amortization, was $166 million for the six months ended June 30, 2002 compared to $186 million for the six months ended June 30, 2001, a decrease of approximately $20 million or 11%.

      We believe that EBITDA, as defined, does not replace generally accepted accounting principles, and that used in conjunction with the generally accepted accounting principles metrics, such as net income, operating income and cash flow, enhances management’s ability to understand and direct its business.

     Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

      Revenue was $449 million for the three months ended June 30, 2002, compared to $417 million for the three months ended June 30, 2001, an increase of $31 million or 8%. Our revenue is comprised of operations fees and assessments. On January 1, 2002, MasterCard implemented EITF Issue No. 01-9 and reclassified as a reduction of revenue certain payments to members and merchants that were previously recognized as advertising and market development expense.

      Operations fees increased to $288 million for the three months ended June 30, 2002 compared to $265 million for the three months ended June 30, 2001, an increase of $22 million or 8%. The increase in operations fees over the prior period was primarily attributable to an increase in the number of transactions processed by MasterCard. The number of processed transactions increased to approximately 2.08 billion in the three months ended June 30, 2002, compared to approximately 1.81 billion in the three months ended June 30, 2001, an increase of approximately 15%. During the same period total MasterCard-branded transactions increased to approximately 3.32 billion compared to approximately 2.88 billion, an increase of approximately 15%. Increases in operations fees were partially offset by lower average pricing based on our pricing structure, which rewards customers with lower prices for incremental volume. In addition, operations fees were reduced by $6 million in the three months ended June 30, 2002 over the same period in 2001 as a result of billing adjustments primarily due to debit transactions, occurring in this period and in prior years.

      Assessments were $161 million for the three months ended June 30, 2002, compared to $152 million for the three months ended June 30, 2001, an increase of $9 million or 6%. Included in prior period assessments was $2 million of incremental revenue associated with Mondex that was not included in 2002 as a result of our acquisition of the remaining interest in Mondex in 2001. Excluding this incremental revenue, the increase in assessments was primarily attributable to a 16% increase in GDV between the periods. GDV was $280 billion for the three months ended June 30, 2002, compared to $242 billion for the three months ended June 30, 2001. Offsetting the increase in assessments were rebates and incentives provided to our customers, which increased by $7 million from 2001 to 2002.

      Operating expenses were $396 million for the three months ended June 30, 2002 compared to $349 million for the three months ended June 30, 2001, an increase of $47 million or 14%. Our operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $218 million for the three months ended June 30, 2002, compared to $206 million for the three months ended June 30, 2001, an increase of $12 million or 6%. This increase was primarily attributable to increases in personnel costs of $12 million resulting from additional headcount and merit increases in 2002 compared to 2001. General and administrative expenses include foreign exchange losses of $1 million and $5 million for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2001, foreign exchange gains were $4 million. These gains and losses primarily result from remeasurement of foreign currency balances.

      For the three months ended June 30, 2002, we made significant expenditures in advertising and market development to support and build value in the MasterCard family of brands, and to develop new and distinct programs to differentiate ourselves from our competition. MasterCard expects to invest significantly, primarily in advertising and market support, over the next few years to accelerate business growth. These investments could slow down MasterCard’s profitability growth or reduce profitability below its current levels. Advertising and market development expenses were $159 million for the three months ended June 30, 2002, compared to $126 million for the three months ended June 30, 2001, an increase of $33 million or 26%, primarily consisting of a $27 million increase in promotions and sponsorships and a $6 million increase in advertising expense. Our promotions and sponsorship fees increased primarily as a result of incremental promotions and contractual sponsorship fees associated with the World Cup and Major League Baseball organizations.

      Depreciation expense was $8 million for the three months ended June 30, 2002, compared to $9 million for the three months ended June 30, 2001.

      Amortization expense was $11 million for the three months ended June 30, 2002, compared to $7 million for the three months ended June 30, 2001, an increase of approximately $3 million. This increase was primarily due to amortization of additional capitalized software.

      Other income and expense was approximately $4 million for the three months ended June 30, 2002, compared to approximately $9 million for the three months ended June 30, 2001. Other income and expense is comprised of primarily interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, minority interest in earnings of subsidiaries and other income (expense). The $6 million decrease in other income and expense consisted primarily of a $2 million decrease in minority interest as a result of our acquisition of the remaining interest in Mondex in 2001 and a $4 million decrease in the market value of the trading securities portfolio, which is fully offset in personnel expenses above.

      The effective tax rate for the three months ended June 30, 2002 decreased to 35.4% from 38.8% for the three months ended June 30, 2001. The decrease in the rate was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates.

      As a result of the foregoing, our net income was $36 million for the three months ended June 30, 2002 compared to $48 million for the three months June 30, 2001, a decrease of $11 million or 24%. In addition, EBITDA, which we define as operating income before depreciation and amortization, was $72 million for the three months ended June 30, 2002 compared to $85 million for the three months ended June 30, 2001, a decrease of approximately $14 million or 16%. We believe that EBITDA, as defined, does not replace generally accepted accounting principles, and that used in conjunction with the generally accepted accounting principles metrics, such as net income, operating income and cash flow, enhances management’s ability to understand and direct its business.

Liquidity and Capital Resources

      We need substantial capital resources and liquidity to fund our global development, to finance our capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt. At June 30, 2002, we had $791 million of liquid investments to manage operations. In addition, we expect that the cash generated from operations, working capital and our borrowing capacity will be sufficient to meet our operating needs, including advertising and marketing support, and capital needs in 2002.

      Net cash provided by operating activities was $131 million for the six months ended June 30, 2002 and $88 million for the six months ended June 30, 2001. The increase in operating cash between the periods of $43 million primarily reflects additional cash provided by a decrease in the change in net settlement receivables of $28 million, by a decrease in the change in pre-acquisition accounts receivable of $11 million, by a decrease in trading securities of $8 million and by a decrease in the change in accounts payable and accrued expenses of $4 million.

      Net cash provided by/(used in) investing activities was $12 million and ($62) million for the six months ended June 30, 2002 and 2001, respectively. The increase in cash provided between the periods was primarily the result of $68 million of cash received, net of expenses, from the acquisition of EPI during the second quarter of 2002.

      Net cash used in financing activities was $10 million and $4 million for the six months ended June 30, 2002 and 2001, respectively. In each period, the cash used was for repayments of short-term borrowings connected with MasterCard’s net settlement overdraft positions.

      Our financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $543 million at June 30, 2002 and $468 million at December 31, 2001, in each case representing a working capital ratio of 1.7 to 1.

      To facilitate liquidity management, the Company maintains a committed credit facility of $1.2 billion from certain financial institutions, which we renew annually. Pursuant to this facility, we have the right to borrow funds to provide liquidity for member settlement failures. Facility adequacy is regularly reviewed and increases are obtained as necessary. In addition to the committed credit facility, we can draw upon other sources of liquidity such as emergency borrowings from MCI members, special assessments, and member letters of credit or guarantees. MCI maintained its minimum net worth requirements of $456 million under the facility at June 30, 2002. MCI has no outstanding borrowings on this facility as of June 30, 2002.

      MasterCard Europe has three euro-denominated credit lines totaling 75 million euros ($74 million) available at June 30, 2002. Pursuant to these facilities, MCE has the right to borrow up to 35 million euros ($34 million) on one line for operational funding requirements and up to 30 million euros ($30 million) on the second line for Euro settlement operations. In addition, MasterCard Europe has a 10 million euro ($10 million) line. MasterCard Europe was not a borrower on these facilities at June 30, 2002, but does borrow from time to time under these facilities. At June 30, 2002, MasterCard Europe has overdrafts in several accounts totaling 69 million euros ($68 million).

      On June 30, 1998, MCI issued $80 million in subordinated debt (“the Notes”) fixed at 6.67 percent per annum. The terms of the Notes require MCI to repay the principal amount on June 30, 2008. MCI has the ability to prepay the Notes with a “make-whole” payment to the investors, if market interest rates are lower at the time of prepayment. MCI maintained its minimum net worth requirements under the terms of the Notes of $391 million at June 30, 2002.

      MCI is the lessee in one synthetic lease transaction for its Winghaven facility that was structured by creating a Special Purpose Entity (“SPE”) which constructed and owns the facility. See Note 10 of the Notes to the Consolidated Financial Statements herein. The decision whether or not to consolidate the SPE, or record the facility, depends not only on the applicable accounting principles for SPEs and the treatment of the lease as operating or capital, but also on a determination regarding the nature and amount of the equity investments made by third parties to the SPE. The SPE is not consolidated because, under the applicable accounting principles, MCI does not exercise the requisite control over the risks and rewards of the assets in the SPE. In conjunction with the lease agreement, MCI executed a guarantee of 85.15 percent of the SPE’s secured notes outstanding, totaling $127 million as of June 30, 2002. The events of default under the guarantee include MCI failing to meet minimum net worth requirements of $379 million at June 30, 2002 and the failure to make rent payments. Upon the occurrence of an event of default, MCI will guarantee repayment of the total outstanding principal and interest on the secured notes and take ownership of the building.

      The FASB is currently reviewing the consolidation requirements of SPEs. Such review may result in more stringent requirements for the consolidation of SPEs. At June 30, 2002, the impact of consolidating the SPE and recording the assets on MasterCard’s balance sheet would result in $154 million in debt for the Company and $8 million of minority interest relating to the equity in the SPE held by a third party. For the period ended June 30, 2002, net income would have been reduced by depreciation in the amount of $2 million after tax. Furthermore, instead of the rent expense of $6 million to the SPE for the six month period ended June 30, 2002, MasterCard would have recorded interest expense and minority interest in the same amount. Consequently, EBITDA would have increased by approximately $6 million while cash flow would have been unaffected.

      In the normal course of business, MasterCard operates systems for clearing and settling payment transactions among the members of MCI. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, via settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts due to MasterCard by MCI members or amounts due to MCI members from MasterCard for a duration normally ranging from one to four calendar days. These amounts are included in the consolidated balance sheets of MasterCard as settlement due to/due from MCI members. The net impact of the settled transactions was the main contributor to the cash account overdraft positions of $68 million at June 30, 2002 as a result of the acquisition of EPI and $10 million at December 31, 2001.

      Primarily due to uncertainty surrounding lawsuits, in particular the merchant antitrust litigation described in Note 12 of the Notes to the Consolidated Financial Statements included herein, on June 17, 2002 Standard & Poor’s placed MasterCard on negative outlook, but has not changed MasterCard’s credit rating.

      The adverse outcome of certain of the legal proceedings, described in Note 12 to the Consolidated Financial Statements could have a detrimental impact on liquidity and capital resources if they result in adverse awards of damages to the relevant plaintiffs.

Economic Fluctuations

      Although we cannot precisely determine the impact of inflation on our operations, we do not believe our operations have been significantly affected by inflation. For the most part, we have utilized technology and operating efficiencies to offset increased operating expenses. In addition, a portion of our revenues is based upon a percentage of GDV, which partially insulates operating margins on these revenues from the effects of inflation.

      Portions of our business are seasonal. Our revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period.

Critical Accounting Policies & Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management believes that the most critical accounting policies, which require significant estimates and assumptions in the preparation of MasterCard’s consolidated financial statements, are set forth below.

      MasterCard enters into volume-based and support incentives that are recorded as a reduction of revenue in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Incentives are generally based on the MCI members’ achievement of predefined GDV, account-issuance, spending per card and/or account-conversion targets. Incentives are based on management’s estimate of the members’ performance in a given period and actual results may differ from these estimates.

      Capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is capitalized in other intangible assets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities are expensed as incurred.

      MasterCard accrues legal costs that are expected to be incurred to defend MasterCard in certain litigation discussed in Note 12 to the Consolidated Financial Statements herein. The accruals are estimated based on management’s expectations of foreseeable costs, which we have assessed in accordance with FASB Statement No. 5, “Accounting for Contingencies” after consultation with outside counsel. Our policy has been consistently applied since the commencement of certain litigation discussed in Note 12 to the Consolidated Financial Statements herein.

      Management evaluates the recoverability of all long-lived assets accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on an ongoing basis. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

Recent Accounting Pronouncements

      Recent Accounting Pronouncements — On February 3, 2002, the Emerging Issues Task Force finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the

Vendor’s Products)”. This pronouncement, effective for fiscal years beginning after December 15, 2001, requires that certain payments from a vendor to a customer be categorized as a reduction of revenue on the vendor’s income statement. In order for payments to be treated as expense, the vendor must receive an identifiable benefit of goods or services that is sufficiently separable from the recipient’s purchase from the vendor and the vendor must be able to reasonably estimate the fair value of that benefit. On January 1, 2002, MasterCard implemented Issue No. 01-9 and reclassified as a reduction of revenue certain payments to MCI members and merchants that were previously recognized as advertising and market development expense. The amounts reclassified were $43 million and $63 million for the six months ended June 30, 2002 and 2001, respectively, and $23 million and $31 million for the three months ended June 30, 2002 and 2001, respectively.

      On June 29, 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The acquisition of EPI was accounted for in accordance with both of these standards.

      SFAS No. 141 supersedes APB No. 16, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets, other than goodwill, separately from goodwill. The new standard also requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

      SFAS No. 142 supersedes APB No. 17, “Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill be tested for impairment at least annually at the reporting unit level. The new standard also requires that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. In addition, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, will not be amortized. On January 1, 2002 the Company adopted SFAS No. 142 and this adoption had no material impact on the Company’s financial statements. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS No. 142) be tested for impairment within six months of adoption of the Statement and that all goodwill be tested at least annually. Accordingly, MasterCard tested its existing goodwill recorded in connection with the acquisition of the Cirrus business of $6.6 million at June 30, 2002 and no impairment was required. The Company will evaluate goodwill recorded in connection with the EPI acquisition in the fourth quarter of 2002, as part of its impairment analysis.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates and foreign currency exchange rates. We have limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management establishes and oversees the implementation of board of director approved policies governing our funding, investments, and use of derivative financial instruments and monitors aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2002 as compared to December 31, 2001.

      We enter into foreign exchange forward contracts to minimize risk associated with anticipated revenues and expenses and assets and liabilities denominated in foreign currencies. This activity minimizes our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar. The terms of the contracts are generally less than 18 months. At June 30, 2002 and December 31, 2001, foreign currency forward contracts were both committed to be sold (with notional amounts of $86 million and $3 million, respectively) and committed to be purchased (with notional amounts of $75 million and $11 million, respectively) to manage anticipated cash flows in major overseas markets for fiscal year 2002.

[LETTERHEAD OF PRICEWATERHOUSECOOPERS]

Report of Independent Accountants

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of June 30, 2002 and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2002 and June 30, 2001 and the consolidated statement of cash flows and of changes in stockholders’/members’ equity for the six-month periods ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, comprehensive income, cash flows, and changes in members’ equity for the year then ended (not presented herein), and in our report dated March 6, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, NY

August 14, 2002

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Refer to Note 12 to the Consolidated Financial Statements herein.

Item 4.     Submission of Matters to a Vote of Security Holders

      A special meeting of MasterCard International Incorporated’s principal members was held on June 14, 2002 to consider and approve a plan of conversion pursuant to which MasterCard International Incorporated was converted into a non-stock corporation that is a subsidiary of a stock holding company, MasterCard Incorporated. For a description of the Conversion, see Note 4 to the Consolidated Financial Statements herein. At the special meeting, 1,203,902,629 votes were cast for the plan of conversion, 13,545,285 votes were cast against the plan of conversion, and 3,256,122 votes were cast to abstain with respect to the plan of conversion. A total of 316,068,449 votes were not cast in connection with the plan of conversion.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Refer to the Exhibit Index on Page E-I herein

      (b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002. However, on July 12, 2002 the Company filed a Current Report on Form 8-K dated June 28, 2002 relating to the closing of the Conversion and Integration described in Note 4 to the Consolidated Financial Statements herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	MasterCard Incorporated (Registrant)

Date: August 14, 2002	/s/ Robert W. Selander Robert W. Selander President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	/s/ Denise K. Fletcher Denise K. Fletcher Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 14, 2002	/s/ Spencer Schwartz Spencer Schwartz Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Item		Description

2.1		Share Exchange and Integration Agreement, dated as of February 13, 2002, by and among MasterCard Incorporated, MasterCard International Incorporated and Europay International S.A. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).
2.2		Form of Share Exchange Agreement to be entered among MasterCard Incorporated, MasterCard International Incorporated and each shareholder of Europay International S.A. other than MEPUK and MasterCard International Incorporated (incorporated by reference to Exhibit 2.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).
2.3		Agreement and Plan of Merger, dated as of February 13, 2002, by and among MasterCard International Incorporated, MasterCard Incorporated and MasterCard Merger Sub, Inc. (incorporated by reference to Exhibit 2.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2002 (No. 333-67544)).
2.4		Form of Share Exchange Agreement to be entered among MasterCard Incorporated and each shareholder of MasterCard/ Europay U.K. Limited (incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).
3.1	(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3.1	(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3.2	(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated.
3.2	(b)	Amended and Restated Bylaws of MasterCard International Incorporated.
4.1		Form of Specimen Certificate for Class A Redeemable Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
4.2		Form of Specimen Certificate for Class B Convertible Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
10.1		$1,200,000,000 Credit Agreement, dated as of June 4, 2002, among MasterCard International Incorporated, MasterCard Incorporated, the several lenders, Salomon Smith Barney Inc., as sole lead arranger, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger.
99.1		Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Denise K. Fletcher, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1