Form 10-Q
period 2002-09-30
MASTERCARD INC
filed 2002-11-14
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

MasterCard Incorporated
(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)
2000 Purchase Street	10577
Purchase, NY	(Zip Code)
(Address of principal executive offices)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except net income per share)

	(Unaudited)
Revenue	$539,435	$403,425	$1,382,576	$1,198,884
Operating Expenses
General and administrative	248,068	194,539	663,129	589,349
Advertising and market development	137,247	116,644	398,907	330,826
Depreciation	11,321	10,414	27,578	27,970
Amortization	16,272	7,811	35,362	22,424

Total operating expenses	412,908	329,408	1,124,976	970,569

Operating income	126,527	74,017	257,600	228,315
Other Income and Expense
Investment income (loss), net	(167)	5,036	13,863	16,568
Interest expense	(3,121)	(2,570)	(7,658)	(7,459)
Minority interest in (earnings) losses of subsidiaries	(64)	334	(343)	1,759
Other expense	(119)	(3,361)	(3)	(2,672)

Total other income and (expense)	(3,471)	(561)	5,859	8,196

Income before taxes	123,056	73,456	263,459	236,511
Income tax expense	45,126	26,831	95,544	90,743

Net Income	$77,930	$46,625	$167,915	$145,768

Net income per share (basic and diluted)	$.78	$.65	$2.06	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(In thousands, except share data)

	(Unaudited)
Assets
Cash and cash equivalents	$269,939	$176,143
Investment securities, at fair value:
Available-for-sale	484,068	451,090
Trading	28,378	43,153
Accounts receivable	200,650	180,510
Settlement due from MCI members	270,466	189,573
Restricted security deposits held for MCI members	58,563	—
Prepaid expenses and other current assets	92,721	65,994

Total Current Assets	1,404,785	1,106,463
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $264,769 and $256,253)	215,839	159,742
Deferred income taxes	53,850	66,535
Goodwill	140,169	7,141
Other intangible assets (less accumulated amortization of $101,677 and $65,933)	271,851	84,113
Other assets	93,380	50,811

Total Assets	$2,179,874	$1,474,805

Liabilities and Stockholders’/ Members’ Equity
Liabilities
Overdraft	$—	$9,531
Accounts payable	104,262	110,907
Settlement due to MCI members	175,430	143,471
Restricted security deposits held for MCI members	58,563	—
Accrued expenses	443,087	353,194
Other current liabilities	42,193	21,368

Total Current Liabilities	823,535	638,471
Other liabilities	218,009	149,608
Long-term debt	80,481	80,065

Total Liabilities	1,122,025	868,144
Minority interest	214	—
Commitments and contingencies (Note 10)
Stockholders’ Equity/ Members’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	—
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	—
Additional paid-in capital	967,368	—
Retained earnings	78,015	602,724
Accumulated other comprehensive income, net of tax:
Cumulative translation adjustment	(3,054)	(678)
Net unrealized gain on investment securities available-for-sale	14,306	4,615

Total accumulated other comprehensive income, net of tax	11,252	3,937

Total Stockholders’ Equity	1,057,635	—

Total Members’ Equity	—	606,661

Total Liabilities and Stockholders’/ Members’ Equity	$2,179,874	$1,474,805

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)

	(Unaudited)
Operating Activities
Net income	$167,915	$145,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,578	27,970
Amortization	35,362	22,424
Deferred income taxes	4,612	14,106
Other adjustments to net income	1,856	3,291
Changes in operating assets and liabilities, net of effects from the purchase of Europay International SA:
Trading securities	14,775	2,035
Accounts receivable	12,429	(6,015)
Settlement due from MCI members	12,516	1,978
Prepaid expenses and other current assets	(3,833)	(2,181)
Accounts payable	(31,897)	(44,296)
Settlement due to MCI members	(30,418)	(6,067)
Accrued expenses	24,701	69,174
Net change in other assets and liabilities	(61,160)	(32,118)

Net cash provided by operating activities	174,436	196,069
Investing Activities
Purchases of property, plant and equipment, net	(32,296)	(48,628)
Capitalized software	(32,628)	(42,400)
Purchases of investment securities available-for-sale	(163,640)	(188,263)
Proceeds from sales of investment securities available-for-sale	144,702	94,052
Cash received from the acquisition of Europay International SA, net of expenses	31,243	—
Investment in affiliates	5,937	16,750
Other investing activities	763	7,065

Net cash used in investing activities	(45,919)	(161,424)
Financing Activities
(Repayment) advance of short-term borrowings, net	(34,721)	11,441

Net cash (used in) provided by financing activities	(34,721)	11,441

Net increase in cash and cash equivalents	93,796	46,086
Cash and cash equivalents — beginning of year	176,143	193,304

Cash and cash equivalents — end of period	$269,939	$239,390

Supplemental schedule of noncash investing activities:
Acquisition of Europay International SA:
Fair value of assets acquired, net of cash	$542,277	—
Fair value of liabilities assumed	290,364	—
Common stock and additional paid-in-capital issued	251,913	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY

						Additional
			Accumulated Other	Common Shares		Paid-in Capital
		Retained	Comprehensive
	Total	Earnings	Income, net of tax	Class A	Class B	Class A	Class B

	(In thousands)

	(Unaudited)
Balance at January 1, 2002	$606,661	$602,724	$3,937	$—	$—	$—	$—
Net income	167,915	167,915	—	—	—	—	—
Issuance of common stock	275,744	(692,624)	—	840	160	812,589	154,779
Other comprehensive income	7,315	—	7,315	—	—	—	—

Balance at September 30, 2002	$1,057,635	$78,015	$11,252	$840	$160	$812,589	$154,779

Balance at January 1, 2001	$462,408	$460,663	$1,745	$—	$—	$—	$—
Net income	145,768	145,768	—	—	—	—	—
Other comprehensive income	5,007	—	5,007	—	—	—	—

Balance at September 30, 2001	$613,183	$606,431	$6,752	$—	$—	$—	$—

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)

	(Unaudited)
Net Income	$77,930	$46,625	$167,915	$145,768
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,393)	(149)	(2,376)	(398)
Net unrealized gain on investment securities available-for-sale	5,235	2,995	9,691	5,405

Other comprehensive income, net of tax	2,842	2,846	7,315	5,007

Comprehensive Income	$80,772	$49,471	$175,230	$150,775

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Per Share Data)

      The following notes should be read in conjunction with the proxy statement-prospectus forming part of Post-Effective Amendment No. 2 to MasterCard Incorporated’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544).

Note 1.     Organization

      MasterCard Incorporated is a stock company incorporated under the laws of Delaware, United States of America. MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MCI”) and MasterCard Europe Sprl (together, “MasterCard” or the “Company”), provide transaction processing and related services to the members of MCI principally in support of the members’ credit, debit, smart card, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with the members of MCI in the normal course of business, and operates a system for authorizing, clearing and settling payment transactions among the members of MCI. The Company’s stockholders are all principal members of MCI.

      As more fully described in Note 4, MasterCard converted from a membership to a stock company on June 28, 2002 through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, as more fully described in Note 4, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International SA (“EPI”), a company incorporated under the laws of Belgium, not previously owned by MCI. On July 16, 2002, EPI was renamed MasterCard Europe SA. On September 30, 2002, MasterCard Europe SA was reorganized in Belgium as MasterCard Europe Sprl (“MasterCard Europe”).

Note 2.     Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s results of operations and financial position for the periods and dates presented. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

      Cash and cash equivalents — Cash and cash equivalents include certain highly liquid investments with a maturity of three months or less from the date of purchase. Such investments are recorded at cost, which approximates fair value.

      Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from these estimates.

      Restricted security deposits held for MCI members — MasterCard requires and holds security deposits from certain members of MCI in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included in the consolidated balance sheets.

      Capitalized software — Capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is capitalized in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or obtained for internal use are expensed as incurred.

      Special purpose entity (“SPE”) — MCI is the lessee in one synthetic lease transaction involving an SPE. The SPE was established for a single discrete purpose, is not an operating entity, and has a limited life and no employees. The legal documents that govern MasterCard’s SPE transaction describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The SPE constructed and owns MasterCard’s Winghaven facility located in O’Fallon, Missouri, and leases this facility to MCI (see Note 10 and the discussion under the heading “Liquidity and Capital Resources” in Part I, Item 2 of this report). The decision whether to consolidate the SPE depends not only on the applicable accounting principles for SPEs and the treatment of the synthetic lease as operating or capital, but also on a determination regarding the nature and amount of the investments made by third parties in the SPE. Consideration is given, for example, to whether a third party has made a substantive equity investment in the SPE, which party has voting rights, who makes decisions about the assets in the SPE, and who is at risk for loss. The SPE is not consolidated because, under the applicable accounting principles, MasterCard does not exercise control over the risks and rewards of the assets in the SPE. The Financial Accounting Standards Board (“FASB”) is currently reviewing the consolidation requirements of SPEs. Such review may result in more stringent requirements for the consolidation of SPEs.

      Revenue recognition — Revenues are recognized when services are performed and when products are sold. The Company’s revenue is comprised of operations fees and assessments. Certain revenues are estimated based upon aggregate transaction information provided by MCI members.

      Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among MCI’s members on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Products sold include holograms, paper warning bulletins, manuals and publications. Revenue from product sales is recognized when sales are completed.

      Assessments predominantly represent payments made by members of MCI with respect to their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”), which represent gross spending on MasterCard, Maestro and Cirrus branded cards for goods and services including balance transfers and convenience checks. Assessments are recorded as revenue in the month they are earned, which is when the related GDV is generated on the cards.

      MasterCard has strategic arrangements with certain MCI members that provide for fee rebates when the members meet certain hurdles. Such rebates are generally calculated on a monthly basis based upon MCI members’ performance and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned. Rebates are based on management’s estimate of the MCI member’s performance in a given period and actual results may differ from these estimates.

      In addition, MasterCard enters into agreements with certain MCI members and merchants to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Incentives are based on management’s estimate of the MCI members’ performance as detailed in the agreements in a given period and actual results may differ from these estimates.

      Advertising expense — The cost of media advertising is generally expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

      Legal fees — MasterCard accrues legal costs that are expected to be incurred to defend MasterCard in certain litigation discussed in Note 12. The accruals are estimated based on management’s expectations of foreseeable costs, which are assessed in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” after consultation with outside counsel. This policy has been consistently applied since the commencement of certain litigation discussed in Note 12.

      Impairment — Management evaluates the recoverability of all long-lived assets accounted for under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, on an ongoing basis. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

      Net income per share — MasterCard computes basic and diluted net income per share by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period.

      Recent accounting pronouncements — In February 2002, the EITF finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-9 is effective for fiscal years beginning after December 15, 2001 and provides guidance on the income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase of the vendor’s products or to promote sales of the vendor’s products. On January 1, 2002, MasterCard implemented EITF 01-9 which resulted in certain payments to members of MCI and merchants previously classified as advertising and market development expense being reclassified as a reduction of revenue. The amounts of such consideration were $50,519 and $113,235 for the three and nine month periods ended September 30, 2001, respectively.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations” and requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. The acquisition of EPI discussed in Note 4 was accounted for in accordance with SFAS 141.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes APB No. 17, “Intangible Assets” and primarily addresses the financial accounting and reporting for acquired goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized and must be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed periodically for impairment. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS No. 142) be tested for impairment within six months of adoption of SFAS 142. Accordingly, MasterCard tested its existing goodwill of $7,141 at June 30, 2002 recorded in connection with

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

the acquisition of certain businesses and no impairment was required. The acquired goodwill and intangible assets that resulted from the acquisition of EPI was accounted for in accordance with SFAS 142. The Company will evaluate goodwill and other indefinite-lived intangible assets recorded in connection with the EPI acquisition in the fourth quarter of 2002, as part of its annual impairment analysis. The adoption of SFAS 142 did not have a material impact on the Company’s financial statements (See Note 7).

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and nullifies FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS 144 also supersedes certain aspects of APB No. 30 , “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as required by APB No. 30). The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs associated with exit or disposal activities for entities newly acquired in a business combination are not within the scope of SFAS 146. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company early adopted SFAS 146 on July 1, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

Note 3.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator for net income per share (basic and diluted):
Net income	$77,930	$46,625	$167,915	$145,768

Denominator for net income per share (basic and diluted):
Weighted average shares outstanding	100,000	71,710	81,555	71,710

Net income per share (basic and diluted)	$.78	$.65	$2.06	$2.03

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Note 4.     Conversion to a Stock Company and Acquisition of EPI

     Conversion

      On June 28, 2002, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, MCI merged with a subsidiary of MasterCard Incorporated (the “Conversion”). In the Conversion, each principal member of MCI received shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated, representing that member’s equity interest in the Company. Additionally, each principal member of MCI received a class A membership interest in MCI, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MCI, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MCI. MCI is the Company’s principal operating subsidiary.

     Acquisition of EPI (“Integration”)

      On June 28, 2002, in connection with the Conversion, MasterCard Incorporated acquired, directly and indirectly, 100% of the shares of EPI not previously owned by MCI pursuant to a Share Exchange and Integration Agreement, dated as of February 13, 2002, entered into by MasterCard Incorporated, MCI and EPI (the “Integration Agreement”). EPI, now MasterCard Europe, is the Company’s principal operating subsidiary in Europe.

      In connection with the Integration Agreement, each shareholder of EPI (other than MCI and MasterCard Europay U.K. Limited (“MEPUK”)) was required to enter into a separate share exchange agreement with MasterCard Incorporated and MCI, pursuant to which it exchanged its EPI shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. In addition, the shareholders of MEPUK were required to enter into an agreement with MasterCard Incorporated pursuant to which they exchanged their MEPUK shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. As a result of the Integration, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. At the time of the Integration, MEPUK’s sole asset was certain shares of EPI. MCI and MEPUK continue to hold shares of EPI (now MasterCard Europe).

      MasterCard Europe is a leading payment solutions company in Europe, headquartered in Waterloo, Belgium. MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a sophisticated set of information processing and transaction delivery services to these institutions. The Integration has allowed MCI and MasterCard Europe to form an integrated, global payments company with a single management team and governance structure that is better able to address member needs around the world.

      The results of EPI’s operations have been included in the consolidated financial statements of the Company from June 28, 2002.

     Purchase Price for EPI

      MasterCard Incorporated issued 23.76 million shares to the shareholders of EPI and MEPUK in the Integration, in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MCI. However, of the 23.76 million shares issued, only 17.61 million were considered to be issued unconditionally. As discussed more fully below, the purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17.61 million unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company. A

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

change in estimate which increased acquisition costs resulted in a corresponding increase to goodwill of $166 subsequent to the date of the acquisition of EPI.

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

      Since former EPI and MEPUK shareholders would retain or receive additional shares of MasterCard Incorporated at the end of the transition period without remitting any additional consideration, any shares retained or received by them that are above their minimum allocation at that time would constitute a part of the purchase price. Any such additional shares would be valued at that time based upon the fair value of the stock of MasterCard Incorporated. Any such reallocation of shares to former EPI and MEPUK shareholders will increase the purchase price for EPI and, accordingly, the amount of goodwill and additional paid-in capital recorded.

     Fair Value of EPI Assets Acquired and Liabilities Assumed

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of EPI, as determined based on an independent appraisal. Certain balances for assets acquired and liabilities assumed have been reclassified to conform with MCI presentation for consistency:

At June 28, 2002

Current assets	$193,865
Property, plant, and equipment	46,376
Goodwill	134,661
Other intangible assets	187,152
Other assets	6,652

Total assets acquired	568,706

Current liabilities	196,021
Deferred income taxes	74,197
Other liabilities	20,146

Total liabilities assumed	290,364

Net assets acquired	$278,342

      At June 28, 2002, other intangible assets (see Note 8) include capitalized software of $32,664 and trademarks and tradenames of $10,795. Both of these asset classes have a weighted average useful life of approximately three years and are amortized on a straight-line basis. In addition, other intangible assets include customer relationships of $143,693 that have an indefinite useful life. Goodwill (see Note 7) and other intangible assets with indefinite lives are not subject to amortization. Goodwill is not tax deductible.

      Pursuant to the Integration Agreement, the bylaws of MCI adopted on June 28, 2002 provide that the Company will assume the first $7,000 of losses or liabilities that relate to any breach of EPI’s representations or warranties in the Integration Agreement; any such losses or liabilities in excess of $7,000 could, under the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

MCI’s bylaws, be levied against MCI’s European members as an assessment. MasterCard anticipates that certain former EPI liabilities could trigger this bylaw provision. The $7,000 is included in total liabilities assumed above.

     Exit Costs Relating to the Integration

      Included in the total liabilities assumed above are estimates of exit costs relating to the Integration. A change in estimate reduced the liability for exit costs and resulted in a corresponding reduction to the goodwill and to deferred taxes recorded in connection with the acquisition of EPI. A rollforward of the liability for exit costs is summarized as follows:

		Redundant
		Computer
	Europay	Systems/
	Brand/Logo	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of June 30, 2002	$11,225	$7,794	$2,515	$21,534
Payments		(1,004)	—	(1,004)
Change in estimate	—	(1,031)	(230)	(1,261)
Change in currency translation	(83)	(4)	(19)	(106)

Balance as of September 30, 2002	$11,142	$5,755	$2,266	$19,163

     Pro Forma Results of Operations

      The unaudited pro forma results of operations for the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001, as if EPI had been combined as of January 1, 2001, are as follows:

		Nine Months Ended
		September 30,
	Three Months Ended
	September 30, 2001	2002	2001

Revenue	$470,940	$1,490,922	$1,379,730
Net income	$60,647	$178,116	$160,407
Net income per share	$.61	$1.78	$1.60

      These results have been prepared for comparative purposes only, and are not necessarily indicative of the results that would have occurred had the acquisition of EPI occurred on the dates indicated.

Note 5.     Investment Securities

      The amortized cost and fair value of investment securities available-for-sale are as follows:

	September 30,	December 31,
Municipal Bonds	2002	2001

Amortized cost	$461,733	$443,398
Gross unrealized gains	22,344	9,029
Gross unrealized losses	(9)	(1,337)

Fair value	$484,068	$451,090

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

      The maturity distribution based on contractual terms of investment securities available-for-sale at September 30, 2002 is as follows:

	Amortized
	Cost	Fair Value

Due within 1 year	$6,801	$6,927
Due after 1 year through 5 years	389,731	408,815
Due after 5 years through 10 years	65,201	68,326

	$461,733	$484,068

      The Company holds a 5.25 percent Missouri Development Bond maturing August 1, 2009 as an investment security held-to-maturity. The amortized cost of this security was $6,563 and $7,326 at September 30, 2002 and December 31, 2001, respectively. Principal and interest payments are received on a semi-annual basis. The fair value of this security approximates amortized cost.

Note 6.     Property, Plant and Equipment

      Property, plant and equipment consist of the following:

	September 30,	December 31,
	2002	2001

Equipment	$288,870	$263,889
Building and land	125,603	80,898
Furniture and fixtures	43,861	41,307
Leasehold improvements	22,274	29,901

	480,608	415,995
Less accumulated depreciation and amortization	(264,769)	(256,253)

Total	$215,839	$159,742

      Depreciation and amortization expense for the above property, plant and equipment was $11,941 and $9,967 for the three months ended September 30, 2002 and 2001, respectively, and was $29,084 and $30,981 for the nine months ended September 30, 2002 and 2001, respectively.

Note 7.     Goodwill

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (See Note 4):

Balance as of December 31, 2001.	$7,141
EPI acquisition goodwill	134,661
Change in estimate of exit costs relating to the Integration, net of tax	(757)
Change in estimate of acquisition costs for EPI	166
Foreign currency translation	(1,042)

Balance as of September 30, 2002.	$140,169

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

      The following table sets forth the impact of the adoption of SFAS 142 on the Company’s earnings:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net income	$77,930	$46,625	$167,915	$145,768
Goodwill amortization	—	276	—	827

Adjusted net income	$77,930	$46,901	$167,915	$146,595

Reported net income per share	$.78	$.65	$2.06	$2.03
Goodwill amortization	—	—	—	.01

Adjusted net income per share	$.78	$.65	$2.06	$2.04

Note 8.     Other Intangible Assets

      The following table sets forth net intangible assets, other than goodwill:

	September 30, 2002			December 31, 2001

			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Capitalized software	$198,580	$(79,183)	$119,397	$128,439	$(44,690)	$83,749
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	10,715	(1,115)	9,600	—	—	—
Other	728	(500)	228	728	(364)	364

Total	230,902	(101,677)	129,225	150,046	(65,933)	84,113
Unamortized intangible assets
Customer relationships	142,626	—	142,626	—	—	—

Total	$373,528	$(101,677)	$271,851	$150,046	$(65,933)	$84,113

      Amortization and impairment expense amounted to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Amortization	$15,652	$8,258	$33,856	$19,413
Impairment	$398	$—	$580	$—

      The following table sets forth the estimated future amortization expense on amortized intangible assets:

For the three months ending December 31, 2002	$16,371
For the year ending December 31, 2003	$57,871
For the year ending December 31, 2004	$41,231
For the year ending December 31, 2005	$13,292
For the year ending December 31, 2006	$460

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Note 9.     Debt

      In June 2002, MCI entered into a senior unsecured revolving credit facility in the amount of $1,200,000 with certain financial institutions that will expire on June 3, 2003. Under the facility, interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of any draw down. The commitment fee is 7 basis points plus upfront fees of $434. The purpose of the facility is to provide liquidity in the event of one or more settlement failures by MCI members. On August 1, 2002, the borrower under the facility was converted from MCI to MasterCard Incorporated. MasterCard was in compliance with the facility covenants as of September 30, 2002. There were no borrowings under the facility at September 30, 2002.

      In June 1998, MCI issued ten-year unsecured, subordinated notes (“the Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the Notes with a “make whole” payment to the investors, if market interest rates are lower at the time of prepayment. The interest on the notes for each of the three months and nine months ended September 30, 2002 and 2001 were $1,334 and $4,002, respectively. The Company was in compliance with the note covenants as of September 30, 2002. The principal amount of notes outstanding at September 30, 2002 was $80,000. The fair value of the notes is estimated at $88,830 and $80,418 at September 30, 2002 and December 31, 2001, respectively.

      In October 1993, MasterCard Europe entered into a revolving credit agreement with a bank to satisfy certain operational funding requirements. The final amendment of this agreement, dated October 1999, allows for borrowings of up to twelve months from the borrowing date for a maximum amount of 35,000 Euros. This agreement requires interest to be paid at the Euro Interbank Offered Rate (“EURIBOR”) plus 62.5 basis points for borrowings up to six months and EURIBOR plus 125 basis points for borrowings of six to twelve months. In February 2001, MasterCard Europe entered into an additional revolving credit agreement with the same bank to provide fixed term financing to fund certain settlement service operations for up to 30,000 Euros. This agreement allows for borrowings to be outstanding for a period of seven to thirty days. Amounts borrowed under this agreement are subject to the same interest rate provisions as those set forth in the 35,000 Euro credit agreement. There were no outstanding loans under either of these agreements at September 30, 2002. Under an informal arrangement, both the bank and MasterCard Europe allow borrowings to exist, under certain conditions, without triggering either agreement. These borrowings incur interest at the Euro Overnight Index Average plus 50 basis points. From time to time, MasterCard directs the bank to provide funding under the above mentioned credit agreements in order to obtain a lower interest rate and to minimize interest costs. There were no borrowings under this informal arrangement at September 30, 2002.

      In September 2002, MasterCard Europe increased its overdraft facility with a separate bank from 10,000 Euros to 100,000 Euros to cover multi-currency overdrafts. The interest rate under this facility is LIBOR plus 50 basis points per annum for amounts below 100,000 Euros and LIBOR plus 250 basis points for amounts over the 100,000 Euro limit. Various rates apply in case of borrowings in currencies other than the Euro. There were no borrowings under this facility at September 30, 2002.

      From time to time, the Company has temporary overdrafts at banks due to timing differences related to settlement or corporate activity. The Company had no overdrafts at September 30, 2002.

Note 10.     Commitments and Contingencies

      On August 31, 1999, MCI entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MCI O’Fallon 1999 Trust (the “Trust”), which is the SPE referenced in Note 2. The Trust financed the operations center through a combination of an equity investment and the issuance of 7.36 percent Series A

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Senior Secured Notes (the “Secured Notes”) in the amount of $149,380. Rent is payable in amounts equal to interest payments on the Secured Notes and any returns to equity-holders. In conjunction with the lease agreement, MCI executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at September 30, 2002. Additionally, upon the occurrence of specific events of default, MCI will guarantee repayment of the total outstanding principal and interest on the Secured Notes and take ownership of the facility. The lease agreement permits MCI to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.

      The future minimum payments under non-cancelable operating leases for office buildings and equipment, as well as future minimum payments for sponsorship, licensing and other agreements at September 30, 2002 are:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

The remainder of 2002	$61,688	$12,965	$48,723
2003	136,581	35,409	101,172
2004	102,367	24,828	77,539
2005	61,088	21,035	40,053
2006	40,585	18,752	21,833
Thereafter	37,336	37,336	—

Total	$439,645	$150,325	$289,320

      Rental expense for office space aggregated approximately $7,410 and $6,431 and $18,652 and $14,418 for the three and nine months ended September 30, 2002 and 2001, respectively.

      MasterCard has guaranteed the settlement of transactions among MCI principal members should an MCI principal member fail to settle its transactions. See Note 14 for a description of settlement credit risk.

      MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques outstanding. MasterCard had outstanding MasterCard-branded travelers cheques of $1,443,156 and $1,591,940 at September 30, 2002 and December 31, 2001, respectively. MasterCard holds approximately $2,516 in cash in order to meet travelers cheques obligations of certain issuers who have discontinued their MasterCard travelers cheques programs. A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee valued at $1,214,625 and $1,368,526 at September 30, 2002 and December 31, 2001, respectively, from a financial institution in order to cover all of the exposure of outstanding travelers cheques with respect to that issuer.

Note 11.     Income Tax

      The effective tax rate for the three month period ended September 30, 2002 increased to 36.7% from 36.5% for three month period ended September 30, 2001 and the effective tax rate for the nine month period ended September 30, 2002 decreased to 36.3% from 38.4% for the nine month period ended September 30, 2001.

      The increase in the effective tax rate for the three months ended September 30, 2002 compared with the rate for the three months ended September 30, 2001 was primarily attributable to income earned outside the United States in a jurisdiction with a higher tax rate than the United States. This was partially offset by a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates.

      The decrease in the effective tax rate for the nine months ended September 30, 2002 compared with the rate for the nine months ended September 30, 2001 was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates. This was partially offset by income earned outside the United States in a jurisdiction with a higher tax rate than the United States. In addition, during the nine months ended September 30, 2002 the Company realized significant foreign tax credits relating to prior periods. The benefits from these credits were offset by a one-time increase in state income tax expense attributable to the revaluation of deferred state tax assets as a result of lower state tax rates.

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

Note 12.     Legal Proceedings

      MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have in its results of operations, financial position or cash flows and as such, consistent with Financial Accounting Standards No. 5, “Accounting for Contingencies”, no accrual has been made.

Department of Justice Antitrust Litigation

      In October 1998, the United States Department of Justice (“DOJ”) filed suit against MCI, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. At the same time, the DOJ conceded that “dual issuance” — a term describing the structure of the bank card industry in the United States in which a single financial institution can issue both MasterCard and Visa-branded cards — was pro-competitive. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

(In Thousands, Except Per Share Data)

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

      MasterCard believes that it has a strong legal basis to challenge the judge’s ruling with respect to the CPP, and has appealed the decision on that count. On February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. MasterCard, the DOJ and other parties to the DOJ antitrust litigation completed their submission of appellate briefs to the Second Circuit Court of Appeals in late August 2002, and presently are awaiting a date for oral argument on the appeal of the U.S. District Court’s decision in this case. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows.

Merchant Antitrust Litigation

      Commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MCI and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which ensures universal acceptance for consumers by requiring merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desire the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claim that MasterCard and Visa have conspired to monopolize what they characterize as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs allege

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in this matter. In addition, a related case was filed by a merchant in federal district court in Michigan, alleging antitrust violations arising from a purported tie of signature-based debit transactions to credit transactions. MasterCard is presently evaluating the procedure to have this case consolidated with the pending action in the U.S. District Court for the Eastern District of New York, if possible.

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

      Motions seeking summary judgment have been filed by both sides and fully briefed in the district court. An argument date for summary judgment has now been set for January 10, 2003 by an order of the court and a trial date of April 28, 2003 has been set.

      Based upon publicly available information, the plaintiffs previously have asserted damage claims in this litigation of approximately $8 billion, before any trebling under U.S. federal antitrust law. More recent public estimates (including estimates set forth in the dissenting opinion of the Second Circuit) place the plaintiffs’ estimated damage claims at approximately $50 billion to $100 billion, depending on the source. In addition, the plaintiffs’ damage claims could be materially higher than these amounts as a result of the passage of time and substantive changes in the theory of damages presented by the plaintiffs. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows. In accordance with its policy pertaining to legal fees described in Note 2, the Company accrued legal costs for its probable estimated legal fees in connection with its participation in these proceedings.

     Currency Conversion Litigations

      MCI, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit pending in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002. The evidence phase of the trial concluded on October 23, 2002 and closing arguments are expected to commence in late November 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaints assert that, during the four-year period that preceded the respective lawsuits, MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

      MCI, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”.

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

     Global Interchange Proceedings

      Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Generally, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard establishes a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it, but does not itself receive the MIF. As described more fully below, MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on its results of operations, financial position or cash flows.

      European Union. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border MIF under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt the Visa MIF from these rules based on certain changes proposed by Visa to its MIF. Among other things, in connection with the exemption order, Visa agreed to adopt a cost-based methodology for calculating its MIF similar to the methodology employed

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its MIF rates for debit and credit transactions to amounts at or below certain specified levels. One or more parties may seek to appeal the Visa MIF decision.

      Although MasterCard Europe is not an addressee of the Statement of Objections, its rules also contain a cross-border MIF. MasterCard Europe intends to engage in discussions with the European Commission in order to determine under what conditions the European Commission would grant a formal exemption or comfort letter for MasterCard Europe’s MIF. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MCI’s European members and the MasterCard business in Europe. At this time, it is not possible to determine what action the European Commission will take with respect to MasterCard Europe’s MIF.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a notice under the U.K. Competition Act of 1998 challenging the MasterCard MIF established by MEPUK for domestic credit card transactions in the United Kingdom. The OFT’s notice claimed that the MasterCard U.K. MIF may infringe U.K. competition law and is unlikely to qualify for an exemption. The OFT considers that the MasterCard U.K. MIF and multilateral service fee (“MSF”), the fee paid by issuing banks to acquiring banks when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, may be anti-competitive and may increase retail costs and consumer prices.

      Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, changes to these fees could significantly impact MCI’s U.K. members and the MasterCard business in the U.K. At this time, it is not possible to determine what action the OFT will take with respect to the MasterCard MIF and MSF, including what action the OFT will take in light of the European Commission’s decision regarding the Visa MIF.

      Australia. On August 27, 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act 1998 (the “Act”) applicable to four-party credit card payment systems in Australia, including MasterCard’s. The RBA regulations would impose a number of changes on the operation of four-party credit card systems that could significantly impact MCI’s Australian members and the MasterCard business in Australia. Among other things, the RBA regulations permit non-deposit-taking institutions to issue credit cards and acquire credit card transactions in Australia, mandate a formula for calculating interchange fees that fails to account for certain costs incurred by issuers (such as credit losses) and effectively requires a reduction in domestic interchange fees, and prohibit MasterCard and other four-party credit card systems from enforcing their respective “no surcharge” and “net issuer” rules. The no surcharge rule generally prevents merchants from charging supplemental fees for the use of payment cards at the point of sale, and the net issuer rule requires institutions participating in the relevant system to issue payment cards in addition to conducting merchant acquiring activities.

      On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA has failed to comply with the obligations imposed upon it by the Act. Among other things, MasterCard believes that the RBA regulations fail to satisfy the public interest test mandated by the Act because they can be expected to impose additional costs on Australian consumers, place small businesses at a competitive disadvantage to larger retailers, and encourage small or regional banks to exit the credit card business in Australia. Visa International Corp. filed a similar application with the Federal Court of Australia on September 19, 2002. At this time, it is not possible to determine the outcome of MasterCard’s legal challenge to the RBA regulations.

      United States. In July 2002, a putative class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International Incorporated, Visa

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

U.S.A., Inc., Visa International Corp. and several member banks in California, alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. Defendants filed a motion to dismiss the complaint on September 10, 2002. No trial date has been set in this matter.

      Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland and Hong Kong, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of interchange fees among MasterCard members and/or impose limitations on how any MIF may be established in those jurisdictions.

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

      There is no single customer that accounted for more than 10 percent of the Company’s revenue. Revenue generated in the United States accounted for approximately 57% and 62% of the Company’s total revenue for the three and nine months ended September 30, 2002, respectively and 65% for the three and nine months ended September 30, 2001, respectively. The Company estimates that no other individual country contributed a significant portion to the Company’s revenue for the three or nine months ended September 30, 2002 or September 30, 2001.

      MasterCard does not maintain or measure long-lived assets by geographic location.

Note 14.     Risk Management

      The Company has formalized global risk management policies and procedures, which include risk standards to provide a framework for calculating the Company’s settlement exposure. To minimize its exposure to settlement risk, MCI members that are not in compliance with established risk standards may be required, after appropriate management review of the individual risk circumstances, to provide collateral, typically in the form of cash deposits, escrow accounts, letters of credit or bank guarantees. MasterCard estimates its collateral held for legal settlement risk of MasterCard-branded transactions to be $1,365,383 and $1,343,113 at September 30, 2002 and December 31, 2001, respectively. In addition to these amounts, MasterCard held collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of acquirer settlement failure as described below; and Cirrus and Maestro related risk as described below. MasterCard monitors its credit risk portfolio on a regular basis to assess potential concentration risks and to evaluate the adequacy of collateral on hand. MasterCard’s estimated settlement exposure at September 30, 2002 and December 31, 2001, after consideration of the collateral amounts set forth above, amounted to $9,087,451 and $8,254,513, respectively. MasterCard’s estimated settlement exposure is calculated on the basis of member-reported transaction data, some of which is revised by members in subsequent reporting periods. MasterCard’s estimated settlement exposure net of collateral had concentrations of 63% and 65% in North America and 22% and 18% in Europe at September 30, 2002 and December 31, 2001, respectively. A portion of the Company’s uncollateralized estimated settlement exposure for MasterCard-branded transactions (estimated at $896,318 and $493,151 at September 30, 2002 and December 31, 2001, respectively) relates to members who are deemed not to be in compliance with, or who are under review in connection with, the Company’s risk management standards. The Company reviews its risk management methodology on a regular basis. As such, the amounts of uncollateral-

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

ized estimated settlement exposure relating to non-compliant members are revised, as necessary. In the event of uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment.

      In addition to the settlement risk identified above, the Company provides settlement guarantees with respect to certain Cirrus and Maestro transactions that the Company processes. The Company’s estimated Cirrus and Maestro settlement exposures amount to $678,319 and $476,894 at September 30, 2002 and December 31, 2001, respectively. The Company holds collateral for a portion of these exposures. In addition, the Company guarantees certain Cirrus- and Maestro-branded transactions in Europe and certain Maestro-branded transactions in Latin America that are processed outside of the Cirrus and Maestro settlement systems. The Company is currently not able to quantify these exposures. Collateral is also held for a portion of these exposures.

      Although the Company is not contractually obligated to do so, it may also elect to pay merchants for transactions in the event that a principal acquiring member of MCI defaults on its obligations to the merchants in order to maintain the integrity and acceptance of the Company’s brands. MasterCard holds collateral to cover this risk from certain acquirers depending on their individual risk circumstances.

      The Company also has risk exposure related to outstanding MasterCard-branded travelers cheques. See Note 10 for a description of this risk exposure.

      The Company enters into foreign exchange contracts to minimize the risk associated with anticipated revenues and expenses, and assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are as follows:

	September 30, 2002		December 31, 2001

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$43,739	$3,857	$10,622	$11
Commitments to sell foreign currency	134,247	(2,500)	2,505	(12)

      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at September 30, 2002 and December 31, 2001. Foreign exchange forward, option and swap contracts are used for economic hedges that do not qualify for hedge accounting. Foreign forward exchange contracts are included in the balance sheet at fair value with changes in fair value recorded in current earnings.

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

      The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MCI”) and MasterCard Europe Sprl (together, “MasterCard” or the “Company”) included elsewhere in this report.

Forward-Looking Statements

      This report contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to the Company’s future prospects, developments and business strategies. Many factors and uncertainties relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are outside of the Company’s control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause the Company’s actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by the Company or on its behalf.

      Below are the principal factors that the Company believes are important to its business, and that could cause actual results to differ from expectations. For a more complete discussion of these and other risk factors, see the discussion under the caption “Risk Factors” in the proxy statement prospectus forming part of Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544). Although these factors are important, this list should not be considered as exhaustive or as an admission regarding the adequacy of the disclosure.

•	the Company’s relationships with MCI member financial institutions;

•	substantial and increasingly intense competition worldwide in the current or future global payments industry and consolidation in the payments industry;

•	technological developments in the global payments industry;

•	potential disruptions of the Company’s transaction processing computer systems by natural disaster or otherwise;

•	potential breach of the security of the Company’s systems;

•	risk of MCI members’ settlement default and/or non-payment to a merchant;

•	the Company’s ability to attract, retain and motivate key personnel which could impact the Company’s ability to execute its business plans;

•	general political and economic conditions, especially consumer spending and interest rates;

•	the Company’s ability to effectively realize the benefits of the Integration;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the outcome or impact of a class action lawsuit by U.S. merchants;

•	the outcome of litigation relating to the Company’s currency conversion practices;

•	the outcome of legal and regulatory proceedings in various jurisdictions relating to interchange fees;

•	other regulatory activities; and

•	currency fluctuations and foreign exchange risks.

      This report contains performance statistics relating to the number of transactions, transaction dollar volumes, and related matters that are provided to the Company by the members of MCI. These performance statistics are subject to limited logical and statistical verification by the Company. A portion of the data underlying these performance statistics is estimated.

Results of Operations

      On June 28, 2002, MasterCard Incorporated acquired all of the outstanding stock of Europay International SA (“EPI”) not previously owned by MCI. On July 16, 2002, EPI, as a wholly owned subsidiary of MasterCard Incorporated, was renamed MasterCard Europe SA. On September 30, 2002, MasterCard Europe SA was reorganized in Belgium as MasterCard Europe Sprl (“MasterCard Europe”). The results of MasterCard Europe’s operations have been included in the consolidated statements of income of the Company from June 28, 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

      Revenue was $1.4 billion for the nine months ended September 30, 2002, compared to $1.2 billion for the nine months ended September 30, 2001, an increase of $184 million or 15%. MasterCard’s revenue is comprised of operations fees and assessments. On January 1, 2002, the Company implemented Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”) and reclassified as a reduction of revenue certain payments to members and merchants that were previously recognized as advertising and market development expense.

      Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among MCI members on a global basis. Operations fees increased to $887 million for the nine months ended September 30, 2002 compared to $803 million for the nine months ended September 30, 2001, an increase of $85 million or 11%. The increase in operations fees over the prior period was primarily attributable to the acquisition of MasterCard Europe and an increase in the number of transactions processed by MasterCard. Operations fees increased $37 million due to the acquisition of MasterCard Europe during the nine months ended September 30, 2002. Increases in operations fees were partially offset by a $7 million decline in warning bulletin revenue in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, exclusive of MasterCard Europe’s warning bulletin revenue. Operations fees were also offset by lower average pricing based on the Company’s pricing structure, which rewards customers with lower prices for incremental volume, and a $10 million increase in rebates provided to MCI members in the nine months ended September 30, 2002 over the same period in 2001.

      The number of transactions processed increased to approximately 7.22 billion for the nine months ended September 30, 2002, compared to approximately 6.26 billion for the nine months ended September 30, 2001, an increase of approximately 15%. During the same period, MasterCard branded-transactions, including transactions not processed by the Company, increased to approximately 9.84 billion from approximately 8.46 billion, an increase of approximately 16%. All MasterCard Europe transactions are included in both periods.

      Assessments predominantly represent payments made by members of MCI in respect of their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments were $495 million for the nine months ended September 30, 2002 compared to $396 million for the nine months ended September 30, 2001, an increase of $99 million or 25%. Approximately $48 million of the Company’s assessments for the nine months ended September 30, 2002 were due to the acquisition of MasterCard Europe. Excluding this incremental revenue, the increase in assessments was primarily attributable to a 16% increase in gross dollar volume (“GDV”) between the periods. GDV represents gross spending on MasterCard cards for goods and services, as well as cash disbursements. GDV was $832 billion for the nine months ended September 30, 2002, compared to $716 billion for the nine months ended September 30, 2001. GDV includes MasterCard Europe activity for both periods presented. Offsetting the increase in assessments were rebates and incentives provided to MCI members, which increased by $21 million in the nine months ended September 30, 2002 over the same period in 2001.

      Operating expenses were $1,125 million for the nine months ended September 30, 2002 compared to $971 million for the nine months ended September 30, 2001, an increase of $154 million or 16%. Operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses. Operating expenses increased $64 million due to the acquisition of MasterCard Europe. MasterCard expects to invest significantly, primarily in advertising and market support over the next several years to accelerate the Company’s profitable growth and to enhance the global position of MasterCard and MCI members. The primary focus of these investments is to build brand recognition, promote brand acceptance, and to enhance the development of MasterCard’s programs and services. MasterCard expects operating expenses to increase significantly over the next several years as a result of these initiatives. These initiatives did not have a material impact on expenses during the nine months ended September 30, 2002.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $663 million for the nine months ended September 30, 2002, compared to $589 million for the nine months ended September 30, 2001, an increase of $74 million or 13%. This increase was primarily attributable to increases in personnel costs of $66 million resulting from additional personnel, including MasterCard Europe personnel, and salary increases in 2002. MasterCard Europe’s general and administrative expenses were $36 million of the Company’s total general and administrative expenses for the nine months ended September 30, 2002. General and administrative expenses include net foreign exchange gains of $4 million and net foreign exchange losses of $7 million for the nine months ended September 30, 2002 and 2001, respectively. These gains and losses primarily result from the re-measurement of foreign currency balances.

      For the nine months ended September 30, 2002, the Company made significant expenditures in advertising and market development to build value in the Company’s brands to develop programs to differentiate itself from its competition. Advertising and market development expenses were $399 million for the nine months ended September 30, 2002, compared to $331 million for the nine months ended September 30, 2001, an increase of $68 million or 21%, primarily consisting of a $46 million increase in promotions and sponsorships expense, an $18 million increase in advertising expense and a $4 million increase in marketing expense. Approximately $18 million of advertising and market development expenses for the nine months ended September 30, 2002 were due to the acquisition of MasterCard Europe. The Company’s promotions and sponsorship expenses increased primarily as a result of incremental promotions and increased contractual sponsorship fees associated with the World Cup and Major League Baseball organizations. MasterCard incurred increased advertising spending for special programming primarily associated with the World Cup events as well as the Grammy and the Academy awards.

      Depreciation expense was $28 million for the nine months ended September 30, 2002 and 2001, of which $4 million related to the acquisition of MasterCard Europe.

      Amortization expense was $35 million for the nine months ended September 30, 2002, compared to $22 million for the nine months ended September 30, 2001, an increase of $13 million or 58%. The increase in amortization expense was primarily due to amortization of additional capitalized software. Approximately $6 million of amortization expense was due to the acquisition of MasterCard Europe.

      Other income and (expense) was approximately $6 million and $8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Other income and expense was comprised primarily of interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense and other income and expenses.

      The effective tax rate for the nine months ended September 30, 2002 decreased to 36.3% from 38.4% for the nine months ended September 30, 2001. The decrease in the rate was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates. This was partially offset by income earned outside the United States in a jurisdiction with a higher tax rate than the United States. In addition, the Company realized significant foreign tax credits relating to prior periods. The benefits from these credits were offset by a one-time increase in state income tax expense attributable to the revaluation of deferred state tax assets as a result of lower state tax rates.

      As a result of the foregoing, MasterCard’s net income was $168 million for the nine months ended September 30, 2002 compared to $146 million for the nine months September 30, 2001, an increase of $22 million or 15%. Net income increased $12 million due to the acquisition of MasterCard Europe during the nine months ended September 30, 2002. Compared to its performance in recent periods, the Company expects that growth in its net income may slow over the next several years as a result of the initiatives discussed above, which involve significant expenditures to support and build value in the MasterCard family of brands. EBITDA, which the Company defines as operating income before depreciation and amortization, was $321 million for the nine months ended September 30, 2002 compared to $279 million for the nine months ended September 30, 2001, an increase of approximately $42 million or 15%. In the opinion of management, EBITDA, as defined, does not replace generally accepted accounting principles, but used in conjunction with the generally accepted accounting principles metrics such as net income, operating income and cash flow, enhances management’s ability to understand and direct MasterCard’s business.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      Revenue was $539 million for the three months ended September 30, 2002, compared to $403 million for the three months ended September 30, 2001, an increase of $136 million or 34%.

      Operations fees increased to $342 million for the three months ended September 30, 2002 compared to $283 million for the three months ended September 30, 2001, an increase of $59 million or 21%. The increase in operations fees over the prior period was primarily attributable to the acquisition of MasterCard Europe and an increase in the number of transactions processed by MasterCard. Operations fees of $36 million were due to the acquisition of MasterCard Europe. Increases in operations fees were partially offset by lower average pricing based on the Company’s pricing structure, which rewards MCI members with lower prices for incremental volume. Operations fees were further offset by rebates provided to MCI members in the three months ended September 30, 2002, which increased by $2 million over the same period in 2001.

      The number of transactions processed increased to approximately 2.62 billion in the three months ended September 30, 2002, compared to approximately 2.27 billion in the three months ended September 30, 2001, an increase of approximately 15%. During the same period, total MasterCard-branded transactions, including transactions not processed by the Company, increased to approximately 3.50 billion compared to approximately 2.98 billion, an increase of approximately 17%. MasterCard Europe transactions are included in both periods.

      Assessments were $197 million for the three months ended September 30, 2002, compared to $120 million for the three months ended September 30, 2001, an increase of $77 million or 64%. The increase in assessments was primarily attributable to a 19% increase in GDV between the periods. Assessments increased by $48 million due to the acquisition of MasterCard Europe. GDV was $296 billion for the three months ended September 30, 2002, compared to $249 billion for the three months ended September 30, 2001. GDV includes MasterCard Europe activity in both periods. Offsetting the increase in assessments were rebates and incentives provided to MCI members, which increased by $8 million in 2002 over 2001.

      Operating expenses were $413 million for the three months ended September 30, 2002 compared to $329 million for the three months ended September 30, 2001, an increase of $83 million or 25%. The Company’s operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses. Operating expenses increased by $60 million due to the acquisition of MasterCard Europe. MasterCard expects operating expenses to increase significantly over the next several years as a result of the initiatives discussed above. These initiatives did not have a material impact on expenses during the three months ended September 30, 2002.

      General and administrative expenses were $248 million for the three months ended September 30, 2002, compared to $195 million for the three months ended September 30, 2001, an increase of $54 million or 28%. This increase was primarily attributable to increases in personnel costs of $33 million resulting from additional personnel, including MasterCard Europe personnel, and salary increases in 2002. General and administrative expenses include net foreign exchange losses of $2 million for the three months ended September 30, 2002 and 2001, respectively. These primarily result from re-measurement of foreign currency balances. General and administrative expenses of $35 million were due to the acquisition of MasterCard Europe.

      For the three months ended September 30, 2002, MasterCard made significant expenditures in advertising and market development to support and build value in the Company’s brands, and to develop programs to differentiate MasterCard from its competition. Advertising and market development expenses were $137 million for the three months ended September 30, 2002, compared to $117 million for the three months ended September 30, 2001, an increase of $21 million or 18%, primarily consisting of an increase of $16 million due to the acquisition of MasterCard Europe. MasterCard’s promotions and sponsorship expenses increased primarily as a result of incremental promotions and contractual sponsorship expenses associated with the Major League Baseball organization.

      Depreciation expense was $11 million for the three months ended September 30, 2002, compared to $10 million for the three months ended September 30, 2001, an increase of $1 million or 9%.

      Amortization expense was $16 million for the three months ended September 30, 2002, compared to $8 million for the three months ended September 30, 2001, an increase of $8 million or 108%. Amortization expense increased $6 million due to the acquisition of MasterCard Europe.

      Other income and (expense) was approximately $(3) million and $(1) million for the three months ended September 30, 2002 and September 30, 2001, respectively. Other income and expense is comprised primarily of interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, minority interest in earnings of subsidiaries, and other income and expenses.

      The effective tax rate for the three months ended September 30, 2002 increased to 36.7% from 36.5% for the three months ended September 30, 2001. The increase in the rate was primarily attributable to income earned outside the United States in a jurisdiction with a higher tax rate than the United States.

      As a result of the foregoing, MasterCard’s net income was $78 million for the three months ended September 30, 2002 compared to $47 million for the three months September 30, 2001, an increase of $31 million or 66%. Net income increased by $14 million due to the acquisition of MasterCard Europe. Compared to its performance in recent periods, the Company expects that growth in its net income may slow over the next several years as a result of the initiatives discussed above, which involve significant expenditures to support and build value in the MasterCard family of brands. EBITDA, which the Company defines as operating income before depreciation and amortization, was $154 million for the three months ended September 30, 2002 compared to $92 million for the three months ended September 30, 2001, an increase of approximately $62 million or 67%. In the opinion of management, EBITDA, as defined, does not replace generally accepted accounting principles, but used in conjunction with the generally accepted accounting principles metrics such as net income, operating income and cash flow, enhances management’s ability to understand and direct MasterCard’s business.

Liquidity and Capital Resources

      Net cash provided by operating activities was $174 million for the nine months ended September 30, 2002 and $196 million for the nine months ended September 30, 2001, a decrease of $22 million or 11%. The primary sources of cash during the nine months ended September 30, 2002 were net income, an increase in accrued expenses, a decrease in trading securities, a decrease in settlement due from MCI members and a decrease in accounts receivable. These sources were offset by the net change in other assets and liabilities, a decrease in accounts payable and a decrease in settlement due to MCI members. Cash provided by operating activities also includes $63 million for depreciation and amortization.

      Net cash used in investing activities was $46 million and $161 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $116 million or 72%. In the current year, cash from investing activities was used to purchase $164 million of investments securities, purchase $32 million in fixed assets and invest $33 million in capitalized software, offset by $145 million of proceeds from the sale of investment securities and $31 million of cash received, net of expenses, from the acquisition of EPI during the second quarter of 2002.

      Net cash used in financing activities was $35 million for the nine months ended September 30, 2002 and net cash provided by financing activities was $11 million for the nine months ended September 30, 2001 a change of $46 million. In both periods, financing activities relate to repayment of MasterCard’s net settlement overdraft positions.

      MasterCard’s financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $581 million at September 30, 2002 and $468 million at December 31, 2001, representing a working capital ratio of 1.7 to 1 at both September 30, 2002 and 2001. At September 30, 2002, the Company had $754 million of liquid investments to manage its operations. In addition, the Company expects that the cash generated from operations, working capital and its borrowing capacity will be sufficient to meet the Company’s operating and capital needs in 2002.

      In June 2002, MCI entered into a senior unsecured revolving credit facility in the amount of $1,200,000 with certain financial institutions that will expire on June 3, 2003. Under the facility, interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of any draw down. The commitment fee is 7 basis points plus upfront fees of $434. The purpose of the facility is to provide liquidity in the event of one or more settlement failures by MCI members. On August 1, 2002, the borrower under the facility was converted from MCI to MasterCard Incorporated. MasterCard was in compliance with the facility covenants as of September 30, 2002. MCI maintained its minimum net worth requirements of $669 million under the facility at September 30, 2002. There were no borrowings under the facility at September 30, 2002.

      In October 1993, MasterCard Europe entered into a revolving credit agreement with a bank to satisfy certain operational funding requirements. The final amendment of this agreement, dated October 1999, allows for borrowings of up to twelve months from the borrowing date for a maximum amount of 35 million Euros. This agreement requires interest to be paid at the Euro Interbank Offered Rate (“EURIBOR”) plus 62.5 basis points for borrowings up to six months and EURIBOR plus 125 basis points for borrowings of six to twelve months. In February 2001, MasterCard Europe entered into an additional revolving credit agreement with the same bank to provide fixed term financing to fund certain settlement service operations for up to 30 million Euros. This agreement allows for borrowings to be outstanding for a period of seven to thirty days. Amounts borrowed under this agreement are subject to the same interest rate provisions as those set forth in the 35 million Euro credit agreement. There were no outstanding loans under either of these agreements at September 30, 2002. Under an informal arrangement, both the bank and MasterCard Europe allow borrowings to exist, under certain conditions, without triggering either agreement. These borrowings incur interest at the Euro Overnight Index Average plus 50 basis points. From time to time, MasterCard Europe directs the bank to provide funding under the above mentioned credit agreements in order to obtain a lower interest rate and to minimize interest costs. There were no borrowings under this informal arrangement at September 30, 2002.

      In September 2002, MasterCard Europe increased its overdraft facility with a separate bank from 10 million Euros to 100 million Euros to cover multi-currency overdrafts. The interest rate under this facility is LIBOR plus 50 basis points per annum for amounts below 100 million Euros and LIBOR plus 250 basis points for amounts over the 100 million Euro limit. Various rates apply in case of borrowings in currencies other than the Euro. There were no borrowings under this facility at September 30, 2002.

      From time to time, the Company has temporary overdrafts at banks due to timing differences related to settlement or corporate activity. The Company had no overdrafts at September 30, 2002.

      In June 1998, MCI issued ten-year unsecured, subordinated notes (“the Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the Notes with a “make whole” payment to the investors, if market interest rates are lower at the time of prepayment. The interest payments on the notes for each of the three months and nine months ended September 30, 2002 and 2001 were $1 million and $4 million, respectively. The Company was in compliance with the note covenants as of September 30, 2002. The principal amount of notes outstanding at September 30, 2002 was $80 million. The fair value of the notes is estimated at $89 million and $80 million at September 30, 2002 and December 31, 2001, respectively. MCI maintained its minimum net worth requirements under the terms of the Notes of $424 million at September 30, 2002.

      MCI is the lessee in one synthetic lease transaction for its Winghaven facility that was structured by creating a Special Purpose Entity (“SPE”) which constructed and owns the facility. See Note 2 and Note 10 of the Consolidated Financial Statements herein. The decision whether to consolidate the SPE, or record the Winghaven facility on the consolidated balance sheets, depends not only on the applicable accounting principles for SPEs and the treatment of the lease as operating or capital, but also on a determination regarding the nature and amount of the equity investments made by third parties to the SPE. The SPE is not consolidated because, under the applicable accounting principles, MCI does not exercise the requisite control over the risks and rewards of the assets in the SPE. In conjunction with the lease agreement, MCI executed a guarantee of 85.15 percent of the SPE’s secured notes outstanding, totaling $127 million as of September 30, 2002. The events of default under the guarantee include MCI failing to meet minimum net worth requirements of $412 million at September 30, 2002 and the failure to make rent payments. Upon the occurrence of an event of default, MCI would guarantee repayment of the total outstanding principal and interest on the secured notes and take ownership of the building.

      The FASB is currently reviewing the consolidation requirements of SPEs. Such review may result in more stringent requirements for the consolidation of SPEs. At September 30, 2002, the impact of consolidating the SPE and recording the assets on MasterCard’s balance sheet would result in $154 million in debt for the Company and $8 million of minority interest relating to the equity in the SPE held by a third party.

      In the normal course of business, MasterCard operates systems for clearing and settling payment transactions among the members of MCI. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, via settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts due to MasterCard by MCI members or amounts due to MCI members from MasterCard for a duration normally ranging from one to four calendar days. These amounts are included in the consolidated balance sheets of MasterCard as settlement due to/due from MCI members. The net impact of the settled transactions was the main contributor to the cash account overdraft positions of $10 million at December 31, 2001. No overdraft positions existed at September 30, 2002.

      Primarily due to uncertainty surrounding lawsuits, in particular the merchant antitrust litigation described in Note 12 to the Consolidated Financial Statements included herein, on June 17, 2002 Standard & Poor’s placed MasterCard on negative outlook. However, Standard & Poor’s reaffirmed MasterCard’s credit rating on September 4, 2002.

      The adverse outcome of certain of the legal proceedings described in Note 12 to the Consolidated Financial Statements included herein could have a detrimental impact on liquidity and capital resources if they result in adverse awards of damages to the relevant plaintiffs.

Economic Fluctuations

      Although the Company cannot precisely determine the impact of inflation on its operations, the Company does not believe its operations have been significantly affected by inflation. For the most part, MasterCard has utilized technology and operating efficiencies to offset increased operating expenses. In addition, a portion of revenues is based upon a percentage of GDV, which partially insulates operating margins on these revenues from the effects of inflation.

      Portions of MasterCard’s business can be seasonal. The Company’s revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period.

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

      MasterCard enters into agreements with certain MCI members and merchants to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Incentives are based on management’s estimate of the members’ performance in a given period and actual results may differ from these estimates.

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

      MasterCard accrues legal costs that are expected to be incurred to defend the Company in certain litigation discussed in Note 12 to the Consolidated Financial Statements herein. The accruals are estimated based on management’s expectations of foreseeable costs, which we have assessed in accordance with FASB Statement No. 5 “Accounting for Contingencies” after consultation with outside counsel. Our policy has been consistently applied since the commencement of certain litigation discussed in Note 12 to the Consolidated Financial Statements herein.

      Management evaluates the recoverability of all long-lived assets accounted for under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, on an ongoing basis. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

Recent Accounting Pronouncements

      In February 2002, the EITF finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-9 is effective for fiscal years beginning after December 15, 2001 and provides guidance on the income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase of the vendor’s products or to promote sales of the vendor’s products. On January 1, 2002, MasterCard implemented EITF 01-9 which resulted in certain payments to members of MCI and merchants previously classified as advertising and market development expense being reclassified as a reduction of revenue. The amounts of such consideration were $51 million and $113 million for the three and nine month periods ended September 30, 2001, respectively.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations” and requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. The acquisition of EPI was accounted for in accordance with SFAS 141.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes APB No. 17, “Intangible Assets” and primarily addresses the financial accounting and reporting for acquired goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized and must be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS No. 142) be tested for impairment within six months of adoption of SFAS 142. Accordingly, MasterCard tested its existing goodwill of $7 million at June 30, 2002 and no impairment was required. The acquired goodwill and intangible assets resulting from the acquisition of EPI was accounted for in accordance with SFAS 142. The Company will evaluate goodwill and other indefinite-lived intangible assets recorded in connection with the EPI acquisition in the fourth quarter of 2002, as part of its annual impairment analysis. The adoption of SFAS 142 did not have a material impact on the Company’s financial position or results of operations. See Note 7 to the Consolidated Financial Statements herein.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and nullifies FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS 144 also supersedes certain aspects of APB No. 30 , “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as required by APB No. 30). The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs associated with exit or disposal activities for entities newly acquired in a business combination are not within the scope of SFAS 146. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 early on July 1, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates and foreign currency exchange rates. MasterCard has limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management establishes and oversees the implementation of board of director approved policies governing funding, investments, and use of derivative financial instruments and monitors aggregate risk exposures on an ongoing basis. There have been no material changes in market risk exposures at September 30, 2002 as compared to December 31, 2001.

      MasterCard enters into foreign exchange forward contracts to minimize risk associated with anticipated revenues and expenses and assets and liabilities denominated in foreign currencies. This activity minimizes the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar. The terms of the contracts are generally less than 18 months. At September 30, 2002 and December 31, 2001, foreign currency forward contracts were both committed to be sold (with notional amounts of $134 million and $3 million, respectively) and committed to be purchased (with notional amounts of $44 million and $11 million, respectively) to manage anticipated cash flows in major overseas markets for fiscal year 2002.

      Based on the September 30, 2002 and December 31, 2001 foreign exchange positions, the effect of a hypothetical 10 percent weakening of the U.S. dollar is estimated to create a loss valued at $9.9 million at September 30, 2002 and a 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $.738 million at December 31, 2001, respectively. The change in market value is due to additional hedging of foreign currency positions and anticipated cash flows.

Item 4.     Controls and Procedures

      The Company’s management, including the chief executive officer and chief financial officer, evaluated the effectiveness of MasterCard’s disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures were designed by the Company’s management.

      Since the Evaluation Date, there have not been any significant changes to the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

[LETTERHEAD OF PRICEWATERHOUSECOOPERS]

Report of Independent Accountants

To the Board of Directors and Shareholders

of MasterCard Incorporated:

      We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of September 30, 2002 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 and the consolidated statement of cash flows and of changes in stockholders’/ members’ equity for the nine-month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

November 8, 2002

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Refer to Note 12 to the Consolidated Financial Statements herein.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      Refer to the Exhibit Index herein.

      (b) Reports on Form 8-K

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

MASTERCARD INCORPORATED

(Registrant)

Date: November 14, 2002

/s/ ROBERT W. SELANDER

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2002

/s/ DENISE K. FLETCHER

Denise K. Fletcher
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

Date: November 14, 2002

/s/ SPENCER SCHWARTZ

Spencer Schwartz
Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Robert W. Selander, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of MasterCard Incorporated;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ ROBERT W. SELANDER

Robert W. Selander
President and
Chief Executive Officer

I, Denise K. Fletcher, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of MasterCard Incorporated;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ DENISE K. FLETCHER

Denise K. Fletcher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Item		Description

3	.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3	.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3	.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
3	.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
10.1		Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe Sprl and HSBC Bank plc.
99.1		Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Denise K. Fletcher, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.