Form 10-K
period 2002-12-31
MASTERCARD INC
filed 2003-03-07
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Purchase Street, Purchase, New York	10577
(Address of Registrant’s principal executive offices)	(zip code)

Registrant’s telephone number, including area code (914) 249-2000

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of February 28, 2003, there were 84,000,000 shares of Class A redeemable and 16,000,000 shares of Class B convertible common stock of MasterCard Incorporated issued and outstanding. The common stock of MasterCard Incorporated is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of the voting and non-voting common equity securities held by non-affiliates of MasterCard Incorporated has been established.

MASTERCARD INCORPORATED

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

Item 1.  Business

      MasterCard Incorporated is a leading global payment solutions company that provides a variety of services principally in support of our customers’ credit, deposit access, electronic cash and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, Maestro® and Cirrus®, which we license to our customers. We also provide our customers with a sophisticated set of information and transaction processing services and establish and enforce rules and standards surrounding the use of cards carrying our brands. Using our transaction processing services, our customers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure payment option, and consumers and businesses with a convenient payment vehicle accepted worldwide. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. We also work with our customers and other industry partners to develop new technologies and applications for our payment programs, particularly in the areas of electronic and mobile commerce and chip-based “contact” and “contactless” cards.

      On a global scale, we process transactions denominated in more than 160 currencies. In 2002, our gross dollar volume (“GDV”) as reported by our customers was $1.142 trillion, a 15% increase (on a local currency basis) over the GDV generated in 2001. GDV represents gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services, including balance transfers and convenience checks. At December 31, 2002, the total number of MasterCard cards in circulation worldwide as reported by our customers was 590.1 million, a 13.6% increase from 2001. These figures exclude Maestro, Cirrus and Mondex® transactions. Our consolidated revenues were $1.892 billion, $1.611 billion and $1.445 billion for the years ended December 31, 2002, 2001 and 2000, respectively. U.S. revenues were $1.159 billion, $1.042 billion and $959 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Because our business is global, we have structured our organization to be sensitive to the requirements of the regions and countries in which we operate. Our global board of directors has delegated authority over a variety of matters, including certain rulemaking, enforcement and fee-setting decisions, to regional boards of directors covering each of Asia/ Pacific, Canada, Europe, Latin America and the Caribbean, South Asia – Middle East/ Africa (“SAMEA”), and the United States. We enter into business agreements with key customers around the globe, which allow us to support the individual needs of these customers in exchange for significant business commitments to MasterCard. At the same time, we continue to provide best-in-class service to all our customers, irrespective of their size.

      We conduct our business through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation. The principal members of MasterCard International and its affiliates are approximately 2,300 financial institutions worldwide that participate directly in our payment programs. In addition, there are approximately 23,000 affiliate members of MasterCard International and its affiliates that participate in our payment programs through one or more principal members. Our customers are our principal and affiliate members, which we refer to collectively as our “customers” or “members”. The common stock of MasterCard Incorporated is owned by principal members of MasterCard International.

      In Europe, we conduct our business principally through MasterCard Europe sprl (“MasterCard Europe”), formerly Europay International S.A., a wholly owned subsidiary of MasterCard Incorporated acquired on June 28, 2002 in a transaction that we refer to as the “Integration.” For a description of the Integration and MasterCard’s related conversion to a stock company, see Note 4 to the Consolidated Financial Statements included herein.

      We refer to the customers that issue our cards as “issuers” and those that enroll merchants into programs to accept our cards as “acquirers”. We use the term “MasterCard” to refer to the MasterCard brand generally and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International and MasterCard Europe.

Payment Services

  Transaction Processing

      Our transaction processing (primarily authorization, clearing and settlement) services are provided to customers through our proprietary, worldwide computer and telecommunications network. We provide global transaction processing services principally through our Global Technology and Operations headquarters in O’Fallon, Missouri.

      Authorization, Clearing and Settlement. The authorization, clearing and settlement process facilitates the movement of transaction data and funds among customers on a global basis in a timely and efficient manner.

      Authorization is the process by which a transaction is approved by the issuer or, in certain circumstances, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. We processed over 7.6 billion MasterCard-branded authorizations on our global processing systems in 2002. MasterCard’s authorization network provides for the transmission of pertinent card account data and authorization results among issuers, acquirers and other transaction processors or networks. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

      Clearing is the exchange of financial transaction information between the issuer and the acquirer after a transaction has been completed. MasterCard transactions are generally cleared through our centralized processing system, known as the Global Clearing Management System (GCMS), and the related information is typically routed among customers via our Banknet data transport network.

      Once transactions have been authorized and cleared, MasterCard provides services in connection with the settlement of the transaction—that is, the exchange of funds along with associated fees. Settlement is provided through our Settlement Account Management system (SAM). Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank chosen by the customer and approved by MasterCard and one of MasterCard’s settlement banks. Customer settlement occurs in U.S. dollars or in other selected currencies, in accordance with established rules.

      We also operate the MasterCard Debit Switch (“MDS”), which principally supports the processing of Cirrus and Maestro transactions. The MDS switches financial messages, provides transaction and statistical reporting and performs clearing and settlement between customers and other debit transaction processing networks. Unlike the authorization and clearing processes described above, which involve the exchange of transaction data in two discrete messages (one for authorization and again for clearing), the MDS generally operates as a “single message” system in which clearing occurs simultaneously with the initial authorization request.

      A significant portion of the domestic (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of MasterCard’s central processing systems. We do not earn transaction processing fees for such activity. We are developing and promoting domestic processing solutions for our customers that are designed to leverage our significant investments in our global and regional processing systems.

      Operations and Systems. Our transaction processing services are available 24 hours per day, 365 days per year. In the event that our main processing facility in O’Fallon, Missouri becomes disabled, we have a back-up system located at a separate facility in Lake Success, New York. We expect to migrate this back-up facility to Kansas City, Missouri during 2003. See Note 18 to the Consolidated Financial Statements included herein. Our transaction processing systems have redundant power supplies and back-up processes to ensure continued operation in the event of a fault. We consistently maintain core systems availability for our global processing systems at a rate in excess of 99.99%.

      In 2002 we substantially completed our five-year Systems Enhancement Strategy (“SES”), which was designed to significantly upgrade our core global processing systems to increase flexibility, achieve operating efficiencies and improve time-to-market for new services. As part of the SES program, among other things, we migrated our Banknet global data transport network to a “virtual private network” (“VPN”) in conjunction with AT&T. Our VPN enhancements have significantly reduced transaction processing times and enhanced data security for customers. We also successfully introduced GCMS to replace our prior clearing system, enhancing our processing flexibility, and through the introduction of an Integrated Product Message (IPM) format, enhanced our ability to support a richer set of transaction data. As of December 31, 2002, approximately 98% of all GCMS volume was being cleared using the new IPM format.

      Regional Transaction Processing. Following the Integration, we provide transaction processing (authorization, clearing and settlement) services for customers in the Europe region through our subsidiary MasterCard Europe. These services, which allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe, are provided via our European Payment Systems Network (“EPS-Net”). EPS-Net is a telecommunications network that interfaces directly with our global Banknet system for worldwide retail payment and ATM transaction interchange. We are presently undertaking a multi-year technical convergence project to fully integrate EPS-Net with our global processing systems. In connection with this initiative, we intend to integrate key applications and systems and standardize formats to enhance customer service, increase operating efficiencies and reduce processing costs. We also operate a separate regional processing facility for the Asia/ Pacific region in Australia.

  Anti-Fraud Initiatives

      Our customers are principally responsible for fraud losses associated with the cards they issue or the merchants from whom they acquire transactions. However, we develop programs and systems to aid our customers and merchants in detecting and preventing the fraudulent use of cards carrying our brands. We prepare, sell and distribute a “warning bulletin” to customers showing invalid and other recently terminated account numbers as identified by our customers. In addition, our Member Protection Program provides, among other things, a daily report to all card issuers identifying accounts with unusual activity based on the number or size of transactions.

      We have a number of other prevention initiatives targeted at fraudulent cardholder activity. As one example, our System to Avoid Fraud Effectively (SAFE) program compiles customer-submitted data regarding fraudulent transactions into reports designed to help issuers and acquirers improve fraud detection and prevention. In addition, our RiskFinder® system helps customers to predict fraud and reduce losses by evaluating transactions using a number of variables. We also target fraudulent activity at the merchant level. For example, through our Merchant Audit program, we identify high risk merchants with significant fraud-related transaction activity and encourage these merchants to implement fraud control procedures. Our Member Alert to Control High-Risk Merchants—MATCH program assists acquirers to assess risk before signing a merchant into their MasterCard acceptance programs and our Merchant Audit Program monitors merchants worldwide once per month, assessing each merchant’s fraud to sales ratio.

      Security and cardholder authentication for remote channels are critical issues facing MasterCard’s customers and merchants who engage in electronic commerce transactions, where a signed cardholder sales receipt is generally unavailable. Disputed transactions resulting from “no cardholder authorization” represent a substantial portion of all disputed electronic commerce transactions processed through the MasterCard network today. MasterCard is seeking to address these issues through the implementation of MasterCard SecureCodeTM, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer through the use of a unique, personal code. In addition, to help combat the security threats associated with electronic commerce, MasterCard has developed the MasterCard Site Data Protection Program. This program, which is available through our acquirers, calls for e-commerce merchants and service providers to assess their security situation on a regular basis for potential vulnerabilities.

  MasterCard RPPS

      MasterCard’s Remote Payment and Presentment Service (“RPPS”) is a leading processor of electronic bill payments in the United States. RPPS provides routing, editing, settlement and reconciliation services and also handles electronic bill presentment (launched in 2000) and credit counseling payments. RPPS has connections to most bill payment service providers and approximately 425 credit counseling agencies in the U.S. RPPS transmits over 19.5 million payments per month.

  Other Payment Related Services

      Our MasterCard Advisors group provides our customers with a set of marketing, operations and technology consulting; loyalty rewards and card enhancement services; emergency service and fee-based service support; and information-based performance analysis services. MasterCard Advisors is planning to introduce new services in the areas of expert and market research, customer relationship management and database marketing, credit cycle management consulting, and information technology consulting.

      Within MasterCard Advisors, our marketing consulting group provides customized consulting to customers in the area of cardholder marketing, including acquisition, portfolio management and loyalty consulting designed to help expand our customers’ businesses. We consult with respect to all MasterCard card programs, as well as other aspects of our customers’ businesses, and in all regions of the world. Our operations consultants provide advice principally in connection with back-office processes, program management and change management. We also provide consulting services to customers regarding credit risk management activities.

      Our Worldwide Cardholder Services group develops, manages and markets a range of services to customers globally to support the features that are offered in connection with certain of our card programs, such as lost and stolen card reporting and emergency card replacement services. In conjunction with licensed insurance companies, we also support certain of our customers’ purchase assurance, extended warranty, and collision/damage waiver programs. In addition, our loyalty rewards services group provides customers with comprehensive support of their card-based loyalty rewards programs and consulting on loyalty rewards programs globally.

      We provide a set of software and online decision-support tools to our customers and co-brand merchant partners. Many of these tools rely on aggregated transaction information captured in our clearing and settlement systems to permit customers to analyze the performance of their card portfolios. Many of our decision support tools are provided through MasterCardOnLiNE, our online customer access system.

Brand Building

  Marketing Activities

      We manage and promote the MasterCard brand for the benefit of all customers through umbrella advertising, promotional and sponsorship initiatives. We appeal to cardholders to associate the MasterCard brand with “The Best Way to Pay for Everything that Matters®”. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase consumer awareness of MasterCard and to drive activation, usage and retention of MasterCard cards. We also seek to tailor our global marketing messages by optimizing their use in individual countries, while maintaining a common global theme.

      Advertising. Our advertising plays a critical role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign, launched in the United States in 1997, has run in 45 languages across 96 countries. The “Priceless” campaign promotes MasterCard’s universal acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning.

      Sponsorships. We seek to increase MasterCard brand awareness and preference, and to encourage card usage and loyalty, by sponsoring a variety of sporting and entertainment properties that support the “Priceless” campaign and MasterCard brand positioning. In soccer, MasterCard is the exclusive payment system sponsor of the FIFA World Cup, which we believe is the single largest sporting event in the world. We also sponsor other leading soccer events, including the European Championship and UEFA Champions League in Europe. In golf, we are an international sponsor and the preferred card of the US PGA Tour, the Champions Tour (previously the Senior PGA Tour), the PGA of America, the LPGA, the British Open, the MasterCard Masters in Australia, and the MasterCard Championship Tournament held in Hawaii.

      In North America, in addition to golf, we have major sports sponsorship investments in Major League Baseball and ice hockey. In baseball, we are the exclusive payments brand sponsor of Major League Baseball and a sponsor of both the MLB All-Star Game and the World Series. We have also established separate marketing and sponsorship arrangements with numerous Major League Baseball teams. In hockey, we are the preferred card and a sponsor of the National Hockey League, the National Hockey League Players Association and the Canadian Hockey League. We also sponsor a number of specific hockey-related and skating events.

      We sponsor a number of leading events in the entertainment segment, including the BRIT Awards for the U.K. music industry. In December 2002, as part of our marketing strategy in family entertainment, we initiated a long-term sponsorship arrangement with certain business units of Vivendi/ Universal that entitles MasterCard to marketing and promotional programs with certain of Universal’s motion picture, theme park, music, video and interactive properties. Through this sponsorship arrangement, MasterCard will be the official payment card of Universal and the exclusive brand for Universal co-branded payment cards.

      Promotions. In order to increase usage of our cards, we sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers. In the United States, we sponsor

MasterCard ExclusivesTM, a collection of promotional programs and select merchant offers that customers can insert into their cardholder statements; and MasterCard Exclusives Online®, a permission-based email and Internet web site program providing cardholders with access to exclusive merchant offers.

  Merchant Acceptance Initiatives

      Based on information from our customers and other sources, we estimate that, at December 31, 2002, cards carrying MasterCard brands were accepted at over 30 million locations and terminals around the world. These results are part of a longer-term trend of substantially increasing MasterCard card acceptance. In the area of acceptance, we aim to maintain the unsurpassed acceptance of MasterCard-branded cards by focusing on three core initiatives. First, we seek to increase the number of payment channels where MasterCard cards are accepted, such as by introducing MasterCard card acceptance in connection with mobile commerce payment applications. Second, we seek to increase the number of categories of merchants that accept our cards. We are focused presently on expanding acceptance in electronic commerce environments, fast food restaurants and in connection with public sector payments (including those in connection with taxes, fees, fines and tolls), among other categories. Third, we seek to increase usage of our cards at selected merchants by sponsoring a range of promotional programs from time to time. We also enter into brand preference agreements with merchants, in connection with which merchants commit to expressing their preference for MasterCard-branded cards when accepting payments from consumers.

      We also support technical initiatives designed to make card acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. In December 2002, we initiated a market trial of MasterCard PayPassTM, a new “contactless” radio frequency chip solution that enables consumers simply to tap or wave their payment card on a specially equipped terminal. For merchants, MasterCard PayPass is designed to be simpler and faster than cash, helping to speed consumers through the payment process.

      We view recurring payments as a significant opportunity to expand MasterCard card acceptance and usage in the United States and elsewhere, and we are working with customers to encourage consumers to make recurring bill payments in a variety of categories — including telephone, cable, utilities and insurance – on their MasterCard-branded cards.

  Co-branded/ Affinity Cards

      We provide research, marketing support and financial assistance to our customers and their partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charity, educational or similar organization. MasterCard has supported a number of leading co-branded and affinity card programs in the automobile, mass merchandise retailing and travel segments.

MasterCard Payment Programs

      MasterCard supports a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers. While we permit limited regional variations in the characteristics and features of our payment programs, all MasterCard cards benefit from the MasterCard worldwide acceptance network and “honor all cards” rule, which requires merchants accepting MasterCard to accept for payment any validly presented MasterCard card. A MasterCard-branded card can be used to make purchases or obtain cash wherever the applicable brand logo is displayed indicating acceptance of the card.

      Our principal payment programs, which are facilitated through our brands—MasterCard, Maestro, Cirrus and Mondex—are listed below:

Category	Program

Consumer Programs	• Standard MasterCard Card
• Gold MasterCard Card
• Platinum MasterCard Card
• World MasterCard Card
• Maestro Card
• Cirrus Card
• MasterCard mc2 TM

Corporate Payment	• Corporate MasterCard Card
Solutions	• MasterCard Corporate Executive Card
• MasterCard Corporate Purchasing Card
• Corporate Fleet MasterCard Card
• MasterCard Corporate Multi Card
• MasterCard BusinessCard Card
• MasterCard Executive BusinessCard Card

Stored Value Programs	• Prepaid programs
• Mondex Card
• MasterCard travelers cheques

  Consumer Programs — Credit and Charge

      MasterCard administers a number of consumer credit and charge programs that are designed to meet the needs of our customers for customized programs addressed to specific consumer segments. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard® cards are generally targeted to more upscale consumers and offered with still higher credit lines or spending limits. Platinum MasterCard cards also provide a full range of card enhancement services. World MasterCard cards have no preset spending limit and the option to revolve a designated portion of the charges made. These cards are targeted principally for travel and entertainment use and are accompanied by best-in-class enhancement services and loyalty rewards programs.

      The services provided in connection with all MasterCard credit cards include lost/stolen card reporting, emergency card replacement and emergency cash advance. MasterAssist® enhancement services are provided in connection with most Gold, Platinum and World MasterCard cards, as well as certain standard MasterCard cards, and include emergency travel assistance and referral services, as well as retail-related insurance such as purchase protection and extended warranty coverage. MasterRental® vehicle rental insurance is also provided in the United States in connection with all Gold, Platinum and World MasterCard cards. Cardholders can access these and other services through MasterCard Global Service®, a worldwide customer service program. Required services are generally provided through third party service providers arranged by MasterCard, including a licensed insurance company retained by MasterCard to provide insurance services.

      Our rules also permit our issuers to issue “secured” MasterCard cards, in which all or a portion of the cardholder’s line of credit is secured by collateral, and “virtual” MasterCard cards, which are MasterCard-branded payment accounts against which an embossed card is generally not issued.

      MasterCard mc2 cards are aimed at technology-savvy young professionals and are generally chip-enabled. To help support this new program, MasterCard has developed a series of distinct card designs featuring translucent plastic and a distinctive cutaway corner. MasterCard is working with our customers to launch MasterCard mc2 programs in the Latin America/ Caribbean and Asia/ Pacific regions.

      MasterCard is in the process of launching a number of programs in the consumer card segment. For example, the MasterCard Family Account provides for a single, shared line of credit that allows the primary cardholder to determine who receives a card and the spending limits for each card. The MasterCard Family Account allows our customers to leverage their current loyalty programs, encourages families to concentrate spending on a single account, and serves as a training tool for young adults. The MasterCard Installment Card allows cardholders more flexible access to pre-approved installment loans for large purchases, and can be implemented by participating issuers in more than one configuration.

      Following the Integration, we are working with our customers in Europe to migrate the Eurocard® acceptance mark to MasterCard in a number of countries, including Germany.

  Consumer Programs — Deposit Access

      MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in checking, demand deposit and other accounts through the MasterCard family of brands, including MasterCard, Maestro and Cirrus. MasterCard is working to develop its debit programs in key countries. During 2002, the owners and several members of Switch Card Services Limited, who operate an electronic domestic debit card network in the United Kingdom under the Switch® brand, signed contracts with MasterCard Europe providing for the migration of Switch branding and processing volume to the Maestro brand over a period of time. In Brazil, MasterCard reached an agreement in 2002 to acquire Redeshop®, a local debit brand.

      Transactions processed on a debit card generally withdraw available funds directly from a cardholder’s account in accordance with terms established by the issuer of the card, and in some cases may involve an extension of credit by the issuer. Our deposit access programs may be branded with the MasterCard, Maestro and/or Cirrus marks, and can be used to obtain cash in bank branches or at automated teller machines (“ATMs”). In addition, MasterCard-and Maestro-branded debit cards may be used to make purchases at the point of sale. MasterCard debit programs are designed to enhance our customers’ programs and services by providing consumers with greater access to their funds through our extensive global point-of-sale acceptance network and the MasterCard ATM Network. Debit cards carrying the MasterCard brand allow cardholders to validate transactions at the point of sale either by signing a sales receipt or, if the card also bears a Maestro or ATM network mark and the merchant has the necessary terminal, by entering a personal identification number (“PIN”) at a terminal. Like our consumer credit programs, we support debit Gold MasterCard programs and debit Platinum MasterCard programs that issuers can offer as premium services to cardholders. Issuers may also provide enhancement services and loyalty rewards programs in connection with debit cards carrying our brands. In the United States, all MasterCard debit cards benefit from the same core enhancements available on MasterCard credit cards.

      Maestro is MasterCard’s online, PIN-based global debit program. Typically, Maestro cards allow cardholders to verify their identities by entering a PIN, although in certain countries, cardholders are required to sign a sales receipt. Maestro cards are issued, and Maestro transactions are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to MasterCard credit and debit transactions. International travel and other services, including emergency cash disbursement and lost and stolen card reporting, are available on an optional basis to Maestro cardholders through Maestro Global Service from MasterCard. Based on information from our customers and other sources, we estimate that, at December 31, 2002, the Maestro brand mark appeared on approximately 505 million cards worldwide and that Maestro was accepted for purchases at more than 7.2 million merchant terminals.

      The MasterCard ATM Network is among the world’s largest global ATM networks, with more than 820,000 participating cash dispensing locations around the globe. Generally, cardholders with cards bearing the MasterCard, Maestro or Cirrus logo may use a network ATM to access funds on deposit in their accounts or to obtain a cash advance (if a MasterCard credit card is used).

      We make the Cirrus brand available to customers to provide global cash access through the MasterCard ATM Network for our customers’ proprietary ATM cards. Cirrus transactions are validated by entering a

PIN. Cirrus cards are issued and processed pursuant to a set of rules and procedures applicable specifically to ATM transactions.

  Corporate Payment Solutions

      MasterCard’s corporate payment solutions assist corporations, mid-sized companies, small businesses and public sector organizations in streamlining their payment processes, managing information and reducing administrative costs.

      The MasterCard Corporate Card is designed to allow organizations to manage employee travel and entertainment expenses. MasterCard Corporate Executive Cards, marketed in such countries as the United States, Canada, Chile and France, are targeted at senior executives and offer increased spending limits, concierge services and worldwide, 24-hour customer service. MasterCard Corporate Purchasing Cards, marketed globally, are designed to assist in the corporate purchasing process and provide companies with access to enhanced line item transaction detail. MasterCard Corporate Fleet Cards provide companies with a way to monitor and control the expenses of a commercial fleet at the vehicle or driver level, as well as to capture and manage detailed spending data. Finally, the MasterCard Corporate Multi Card is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs—travel, purchasing and fleet—into a single card or account, thereby reducing the costs of managing multiple card programs. We also administer a variety of payment programs for public sector entities that are similar to the travel, purchasing, fleet and Multi cards offered to corporations.

      The MasterCard BusinessCard and Executive BusinessCard are targeted at the small-business segment, offering business owners the ability to extend payments and separate business expenses from personal expenses. Currently available in the United States and Europe, MasterCard WorkingTM is a comprehensive set of small business payment solutions for business owners. The Working program includes multiple card programs; savings, through MasterCard Exclusives Online, and rewards, through MasterCard Business Bonuses; and the Resource Center, which provides small businesses with news, advice, research and other tools.

      MasterCard Smart Data Online, our web-based reporting tool, is available in twelve languages and allows organizations ranging from small businesses to large multinational corporations to display cardholder statements, prepare management reports and integrate charge data into their financial systems. To target electronic business-to-business transactions, we have developed MasterCard SmartLinkTM, which is designed to integrate certain enterprise resource planning (“ERP”) systems with the MasterCard Corporate Purchasing Card so that transactional data generated at any point of purchase worldwide by a company’s employees can be automatically downloaded.

  Stored Value Programs

      Stored value programs involve a balance account that is funded with monetary value prior to use. The account may be in the form of a traditional magnetic stripe or chip-enabled payment card (prepaid cards), paper (travelers cheques), or an electronic “purse” card (Mondex).

      Prepaid. MasterCard’s prepaid card platform is a flexible tool that permits our customers to develop, launch and manage host-based, magnetic stripe-enabled prepaid card programs customized to the needs of unique consumer segments – including gift cards, teen cards, employee benefit cards, etc. There are a variety of MasterCard-branded prepaid card programs in operation in the United States, Asia/ Pacific and other regions.

      Travelers Cheques. Travelers cheques are a paper-based, prepaid form of payment for use at the point of sale. MasterCard-branded travelers cheques, which are available in a number of international currencies, are refundable worldwide and can be replaced if lost or stolen. MasterCard-branded travelers cheques are issued by a number of customers around the world. For a description of our guarantee obligations relating to travelers cheques, see Note 15 to the Consolidated Financial Statements included herein.

      Mondex. The Mondex electronic cash program, a chip-based, stored value payment application, allows monetary value to be stored in an electronic “purse” directly on Mondex-branded payment cards. The Mondex purse application has been franchised, principally to financial institutions, in several major national markets. Mondex cards permit the immediate transfer of value to a merchant or between cards without the transaction being authorized, cleared or settled through a central computer system. The Mondex purse application is commercialized through a franchise system operated by Mondex International Limited (“MXI”), which is a wholly-owned subsidiary of MasterCard International.

Global e-Business and Emerging Technologies

      MasterCard is supporting innovation in the payments industry with a number of initiatives, including developments in the areas of electronic commerce, electronic business-to-business (eB2B), smart cards and mobile commerce.

      Electronic Commerce and eB2B. MasterCard’s Electronic Commerce and Electronic Business-to-Business Center of Excellence, based in our Purchase, New York global headquarters, was established in 2001 to manage MasterCard’s electronic commerce offerings. This team seeks to ensure that MasterCard-branded consumer and corporate payment cards play an important role in payment channels that are developing as a result of the continued evolution of the Internet. The team also identifies, tests and develops a range of emerging technologies that offer new business opportunities to MasterCard and our customers. MasterCard’s eB2B initiative is focused on providing our customers with flexible options rather than a single proprietary solution. In 2002, we integrated MasterCard payment solutions across a number of vendors and platforms.

      Smart Cards and Mobile Commerce. MasterCard’s Chip and Mobile Commerce Center of Excellence, based in Waterloo, Belgium, was established in 2002 to manage smart cards and mobile/wireless development for MasterCard.

      In the area of smart cards, we currently are working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards. MasterCard has played a significant role in the implementation of smart card technology. As of December 31, 2002, more than 126 million smart cards bearing MasterCard’s brands were issued worldwide. Today, more than 200 customers have either issued or are implementing chip-based credit or debit cards in countries across the globe, including Japan, the United Kingdom, France, Germany, Italy, Korea, Taiwan, Brazil, Mexico and South Africa.

      In April 2002, MasterCard introduced “OneSMART MasterCard,” a flexible and customized approach to smart cards that provides our customers with support in the areas needed to launch a successful smart card program. The MasterCard Compliance Assessment and Security Training (CAST) program helps customers evaluate the security and risk of smart cards, including chip hardware, operating systems platforms, and payment and non-payment applications implemented on cards carrying our brands.

      We are a member of GlobalPlatform, a cross-industry organization to develop, manage and promote a standardized framework for multiple application smart cards. MasterCard played an important role in the development and deployment of MULTOS, the first open, high-security, multi-application operating system for smart cards. MasterCard continues to actively support all major smart card environments (MULTOS, JavaCard, and proprietary platforms).

      In the area of mobile commerce, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of wireless devices. Our global mobile commerce team works with standards organizations to establish reliable, secure wireless payment standards. MasterCard is a founding member and leader of the Mobile Payment Forum, established in 2001 as a cross-industry group dedicated to enabling secure, user-friendly mobile payment transactions. As the use of cellular phone service continues to grow around the world, MasterCard is working to develop a solution for providing prepaid airtime payments using payment cards. MasterCard is also focused on development initiatives in the areas of radio frequency and proximity payments. For a description of the MasterCard PayPass program, see “—Brand Building—Merchant Acceptance Initiatives.”

Membership Standards

  Rule Making and Enforcement

      The stockholders of MasterCard Incorporated are principal members of MasterCard International. Membership in MasterCard International and its affiliates is open to banks and other regulated and supervised financial institutions. Applicants for membership must meet membership eligibility requirements and must be approved by the appropriate regional MasterCard board of directors. In general, MasterCard staff grants licenses by territory. To be approved as a member, an applicant must be able to perform all obligations required of members. Risk management reviews and money laundering due diligence reviews are conducted on all new members prior to admission, and are updated from time to time. Licenses for MasterCard-branded payment programs are granted by MasterCard International, except in Europe where MasterCard Europe acts as MasterCard International’s licensing agent. Licenses for Cirrus- and Maestro-branded programs are generally granted by the MasterCard affiliates responsible for these brands.

      As a condition of membership and licenses to use our brands, members agree to comply with our by laws, policies, rules and operating regulations in effect from time to time (“Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards. The Standards relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement, member failures and allocation of losses.

      To help ensure that members conform to the Standards, we run a number of compliance programs including reviewing card programs proposed to be issued by members and requiring members to undergo an annual audit by an independent certified public accountant (or similar examination by a regulatory authority). To tailor MasterCard’s programs and services to the needs of local markets, our global and/or regional boards have approved a number of variations to the Standards applicable to specific regions. In 2002, in connection with the integration transaction, the rules and regulations previously managed by Europay International S.A. for the MasterCard brand were incorporated into MasterCard’s global Standards with appropriate variations for that region.

  Member Risk Management

      As a secondary obligor for certain card obligations of principal members, we are exposed to member credit risk arising from the potential failure of any of our approximately 2,300 principal members of MasterCard, Maestro and Cirrus, and approximately 2,600 affiliate debit licensees. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (numbering approximately 23,000 in total). Principal members and affiliate debit licensees that do not meet MasterCard’s credit risk standards may be required to provide MasterCard with collateral, such as standby letters of credit or cash deposits, when deemed necessary by management.

      To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which a member operates indicates that a member may not be able to satisfy its MasterCard settlement obligations to other members or its payment obligations to MasterCard merchants, we may require the member to post collateral sufficient to cover the potential exposure in the event of such member’s failure. If an issuing bank is potentially unable to meet its obligations to us, we can block authorization and settlement of transactions and ultimately terminate membership.

      For liquidity protection in the event of member settlement failure, we have established a $1.2 billion committed credit facility, which is subject to annual renewal. In addition, we have the right to assess all or a portion of our members for reimbursement for settlement losses, member credit losses or any other operating losses, subject to certain limitations set forth in the bylaws and other Standards of MasterCard Incorporated.

      For a description of our exposure to settlement and travelers’ cheque risk, see Note 15 to the Consolidated Financial Statements included herein.

Intellectual Property

      We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ card issuing and merchant acquiring businesses. Trademarks remain valid so long as they are used properly for identification purposes, and we emphasize the correct use of our trademarks both within our company and by our members. In addition, we own a number of patents relating to payments solutions, transaction processing, smart cards, security systems and other matters. None of our patents is material to our business operations.

Competition

      MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks) and electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments. While we have gained share versus cash and checks in recent years, these forms of payment still capture the largest overall percentage of worldwide transaction volume. Within the global general purpose card industry, we believe that Visa may have approximately twice our volume. In certain countries, other competitors also have leading positions, such as JCB in Japan.

      The most common card-based forms of payment are general purpose cards, which are payment cards carrying logos that permit widespread usage of the cards within countries, regions or around the world. General purpose cards may be credit, charge or deposit access cards. Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express, JCB, Diners Club and Carte Blanche, among others. In specific countries, we face significant competition from other competitors such as Discover/ Novus (United States), Interac (Canada) and Bankcard and EFTPOS (Australia). We also encounter competition from businesses such as retail stores and petroleum (gasoline) companies that issue their own payment cards, as well as from ATM/point-of-sale networks such as FDC/ NYCE, Concord/ EFS (Star), PULSE and others. Some of our competitors have substantially greater capital and resources than we have.

      Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express. These competitors have certain advantages that we do not enjoy. Through MasterCard International, the MasterCard business is structured as an open bankcard association, in which cardholder and merchant relationships are managed principally by our customers. Accordingly, in addition to proprietary end-to-end networks, we compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries throughout the world, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality”, we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual”, meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well. In non-dual countries, we compete with Visa for the entire book of a customer’s business. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with Visa, resulting in the loss of business for MasterCard.

      We also compete against new entrants that have developed alternative payment systems. Among other things, these competitors provide Internet currencies that can be used to buy and sell goods on-line, “virtual checking” programs that permit the direct debit of consumer checking accounts for on-line payments, and services that support payments to and from proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet to support their services, and may enjoy lower costs than we do.

      We face competition from transaction processors such as First Data Corporation, some of which are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. These networks could reduce our transaction processing volumes.

      In mobile commerce, we face competition from established network operators, who today manage millions of consumer relationships and possess key advantages for facilitating payments across mobile devices. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill.

      We believe that the principal factors affecting our competitive position in the global payments industry are:

•	our relationships with our customers;

•	the relative value of services and products offered;

•	the acceptance base, reputation and brand recognition of our payment cards;

•	the quality and integrity of transaction processing;

•	the number of issued cards and the extent of consumer and business spending with the cards;

•	the success and scope of marketing and promotional campaigns;

•	our guarantee of our principal members’ settlement obligations;

•	the impact of existing litigations and government regulation; and

•	the ability to develop and implement new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

      MasterCard is subject to a variety of employment, health and safety, environmental and other forms of government regulation in the ordinary course of its business. MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is at times impacted by such regulations. Certain of MasterCard’s operations are subject to periodic audits by the Federal Financial Institutions Examination Council. In addition, aspects of our operations or business may be subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Office of Foreign Asset Control.

      Our subsidiary MasterCard Europe operates a retail payment system in Europe and, effective in 2003, is subject to oversight by the National Bank of Belgium (“NBB”) pursuant to standards published by the European Central Bank. The NBB’s oversight of MasterCard Europe is principally addressed at managing financial, legal and operations risk. It will take the form of routine contacts between MasterCard Europe and the NBB, an exchange of information/statistical reporting and an obligation on the part of MasterCard Europe to report any major incidents in the areas of settlement, network infrastructure and fraud to the NBB.

      In 2002, participants in the payment industry, including MasterCard, became subject to the regulatory requirements of Section 352(a) of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act has required MasterCard to create and implement a comprehensive anti-money laundering program, and has imposed similar requirements on our customers.

      Except as stated above or in the description of legal proceedings contained in Note 14 to the Consolidated Financial Statements included herein, government regulation did not have a material impact on MasterCard in 2002, and MasterCard does not expect that government regulation will have a material impact on its business or financial condition in 2003.

Employees

      As of December 31, 2002, we employed approximately 4,000 persons, of which approximately 1,300 were employed outside the United States. We consider our relationship with our employees to be good.

SEC Reports

      Our periodic reports filed with the U.S. Securities and Exchange Commission are available for review on our website at www.mastercardintl.com.

Risk Factors

If we are unable to maintain our relationships with our customers, or if our customers are unable to maintain their relationships with cardholders or with the merchants who accept our cards for payment, our business may be adversely affected.

      We are and will continue to be significantly dependent on a number of relationships with other parties, principally our relationships with our issuers and acquirers and their further relationships with cardholders and merchants, to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. We cannot assure you that our customers will not reassess their commitments to us at any time in the future or that they will not develop their own competitive services. In particular, the payments industry is currently undergoing significant consolidations and the merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our business and prospects.

      Our business strategy calls for us to increase our share by, among other things, entering into business agreements with customers around the globe. Like our other customer relationships, these agreements are terminable by our customers in a variety of circumstances. Examples of provisions appearing in various agreements currently in effect that may permit a customer to terminate its agreement include:

•	certain customers receiving more than one seat on a board of directors while others do not;

•	increasing the limit on voting rights of a customer to more than 25%; or

•	failing to elect certain persons to a MasterCard board (e.g., a stockholder holding more than 5% of MasterCard Incorporated common stock is entitled to cancel its business agreement if one of its employees does not have a board seat).

      A number of our key customers are represented on our board of directors. If any one of these customers were to lose its representation on the board, this could have a detrimental effect on our business relationship with that customer. Conversely, a number of customers that make substantial contributions to our revenues, including Bank One Delaware, N.A., are principally aligned with one of our competitors. A significant loss of revenues or transaction volumes from these customers could have an adverse impact on our business.

      In addition, we may be required to permit issuers with which we have entered into business agreements in the United States to terminate those agreements without penalty as a result of the antitrust litigation currently on appeal that was brought against us by the United States Department of Justice, which is described in a separate risk factor below. Accordingly, our business agreements with customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of our competitors, or for other reasons, or might not meet their contractual obligations to us.

      We do not issue cards, set cardholder fees or determine the interest rates (if applicable) charged to cardholders using cards that carry our brands. Each MasterCard issuer is responsible for determining these and most other competitive card features. In addition, we do not solicit merchants to process transactions or establish the discount rate that merchants are charged for card acceptance, which are responsibilities of our acquirers. As a result, much of our business depends on the continued success and competitiveness of our customers. In turn, our customers’ success is dependent upon a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose the revenue that we generate by charging them operations fees and assessments, or we may be exposed to settlement risk as described below.

      We rely on the continuing expansion of merchant acceptance of our brands of cards. Although it is our business strategy to invest in strengthening our brands and expanding our acceptance network, there can be no guarantee that our efforts in these areas will continue to be successful. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

      The global payments industry is highly competitive. We compete with all forms of payment including cash, checks and electronic forms of payment. Among general purpose payment cards, we encounter constant and intense competition from systems such as Visa and its related brands (including Plus, Electron and Interlink), American Express, JCB, Diners Club and Carte Blanche. In specific countries, we face significant competition from other competitors such as Discover/ Novus, Interac, Bankcard and EFTPOS. We also encounter competition from businesses such as retail stores and petroleum (gasoline) companies that issue their own private-label cards, as well as from ATM/point-of-sale networks such as FDC/ NYCE, Concord/ EFS (Star), PULSE and others. We also compete against new entrants that have developed alternative payment systems that can compete effectively with MasterCard for payment transactions and volume. In mobile commerce, we compete against established network operators that possess key advantages for facilitating payments across mobile devices.

      Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. Within the global general purpose card industry, we believe that Visa may have approximately twice our purchase volume. In certain countries other of our competitors have leading positions, such as JCB in Japan. In addition, American Express, Discover/ Novus and others control proprietary end-to-end payment systems in which they extend payment privileges to consumers and businesses and establish transaction processing relationships directly with merchants (in our case, both of these functions are the responsibility of our customers). These end-to-end systems provide our competitors with certain competitive advantages that we do not enjoy. We may not continue to be able to compete effectively against these threats, and, as a result, our revenues or income may decline.

      Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Accordingly, the merger of one or more of our significant customers with financial institutions that have strong relationships with our competitors could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could have a material adverse impact on our business and prospects.

      We also face competition from transaction processors such as First Data Corporation, some of whom are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. These networks could reduce our own transaction processing volumes, which could have a material adverse impact on our revenues.

      In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from off-line, signature based debit transactions to on-line, PIN-based transactions, because the latter types of transactions are more likely to be processed by ATM/point-of-sale networks as opposed to ourselves.

Global economic and political conditions may adversely affect our revenues.

      The global payments industry is heavily dependent upon the overall level of consumer spending. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average ticket size of transactions involving payment cards carrying our brands. In addition, a significant portion of the volume generated on cards carrying our brands is associated with cross-border business and leisure travel, which may be adversely affected by world geopolitical conditions.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of MasterCard-branded cards could decline, which would reduce our revenues and income.

      The payment card industry is subject to rapid and significant technological changes, such as continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to or render obsolete the technologies we currently use in our card programs and services. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards and to provide end-to-end payment solutions for our customers.

      In many circumstances we believe that the payment card industry should create, and we are working to forge, industry standards to allow for the compatibility of various card programs and technologies. The industry, however, may not set standards on a timely basis or at all, or we may develop a program or technology that is not adapted as an industry standard. These risks could have a material adverse effect on our revenues and income.

If our transaction processing systems are disrupted or we are unable to process transactions securely, efficiently or at all, our revenues or income would be materially reduced.

      Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, terrorism or accident. Most of our transaction processing systems are operated out of a single facility, supported by a separate back-up facility. A natural disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Additionally, we rely on third-party service providers, such as AT&T, for the timely transmission of information across our global data transportation network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services and adversely affect the perception of our brands’ reliability and our revenues or income.

      In addition, our security protection measures, including with respect to the security of transaction information processed on our systems or the systems or processing technology of third parties participating in our network, may not be sufficient to prevent the fraudulent or other improper use of cards carrying our brands. Unauthorized use of our network potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our customers or others. These factors may result in liabilities for us or our customers, and could reduce our revenues and income.

In every MasterCard card transaction, there is a risk that the issuer or acquirer will default in its payment obligations. Because we are a secondary obligor for certain card obligations among principal members, one or more defaults could expose us to significant losses.

      As a secondary obligor for certain card obligations among principal members, we are exposed to settlement risk from our members. Settlement exposure materializes when an issuer or acquirer fails to fund daily settlement obligations due to technical reasons, liquidity shortfall or other reasons. For any member, our settlement exposure is comprised of the estimated dollar value of issuing and chargeback transactions that we would need to fund in order to satisfy the member’s MasterCard, Maestro or Cirrus-related obligations to other members. If a principal member is unable to fulfill its settlement obligations to other members, we may bear the loss, even if we do not otherwise process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole in the event that an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Accordingly, one or more member defaults could expose us to significant losses and reduce our net income.

      The continuation of negative economic conditions in 2002 has caused significant increases in consumer bankruptcies and write-offs of consumer credit card loans by members. These conditions have caused the credit quality of certain members to deteriorate in turn, including in the United States, Argentina and Brazil. In other countries, such as Japan and Turkey, the banking system as a whole has been the subject of declining credit quality. Any decrease in the credit quality of a member would increase the risk of member default, which, as noted above, could expose us to significant losses and reduce our net income. In the alternative, credit quality issues could cause certain of our members to reduce the scope of their businesses or exit the payment card business entirely, which could negatively impact our revenues.

MasterCard cannot predict the outcome or impact of antitrust claims by the U.S. Department of Justice.

      In October 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. At the same time, the DOJ conceded that “dual issuance” — a term describing the structure of the bank card industry in the United States in which a single financial institution can issue both MasterCard and Visa-branded cards — was pro-competitive. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

      On November 26, 2001, the judge issued a final judgment that orders MasterCard to repeal the CPP insofar as it applies to issuers and enjoins MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The judge also concluded that during the period in which the CPP was in effect, MasterCard was able to “lock up” certain members by entering into long-term agreements with them pursuant to which the members committed to maintain a certain percentage of their general purpose card volume, new card issuance or total number of cards in force in the United States on MasterCard’s network. Accordingly, the final judgment provides that there will be a period (commencing on the effective date of the judgment and ending on the later of two years from that date or two years from the resolution of any final appeal) during which MasterCard will be required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. MasterCard would be free to apply to the district court to recover funds paid but not yet earned under any terminated agreement. The final judgment imposes parallel requirements on Visa. The judge explicitly provided that MasterCard and Visa would be free to enter into new partnership or member business agreements in the future.

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

MasterCard cannot predict the outcome or impact of a class action lawsuit by U.S. merchants against MasterCard.

      Commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which ensures universal acceptance for consumers by requiring merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desire the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claim that MasterCard and Visa have conspired to monopolize what they characterize as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in this matter.

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

      Motions seeking summary judgment have been filed by both sides and fully briefed in the district court. Arguments for summary judgment motions were held on January 10, 2003. The district court judge reserved decision on the motions. A trial date of April 28, 2003 has been set.

      Based upon publicly available information, the plaintiffs previously have asserted damage claims in this litigation of approximately $8 billion, before any trebling under U.S. federal antitrust law. Other public estimates (including estimates set forth in the dissenting opinion of the Second Circuit) place the plaintiffs’ estimated damage claims at approximately $50 billion to $100 billion, depending on the source. In addition, the plaintiffs’ damage claims could be materially higher than these amounts as a result of the passage of time and substantive changes in the theory of damages presented by the plaintiffs. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows.

      Several lawsuits have been commenced by merchants who have opted not to participate in the class action litigation. Thus far, separate lawsuits have been commenced by Meijer Stores, Toys “R” Us, Giant Eagle and Home Depot. MasterCard is seeking to have all of these cases transferred to the U.S. District Court for the Eastern District of New York.

MasterCard cannot predict the outcome or impact of various lawsuits relating to its currency conversion practices.

      MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit pending in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002 and concluded on November 27, 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaints assert that, during the four-year period that preceded the respective lawsuits, MasterCard collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

      On February 5, 2003, the trial court judge issued a preliminary decision in the Schwartz matter, which is under seal. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The parties filed objections to the preliminary decision on February 27, 2003. A hearing on the objections was held on March 4, 2003. If the decision is not modified prior to becoming final, MasterCard presently intends to appeal the decision.

      MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”.

      Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act, 15 U.S.C. §1: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa

(together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra- association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth In Lending Act and Regulation Z.

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

MasterCard cannot predict the outcome or impact of various legal and/or regulatory proceedings in jurisdictions around the globe relating to interchange fees.

      Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Generally, interchange fees are paid by acquirers to issuers in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard establishes a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it, but does not itself receive the MIF. As described more fully below, MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on its results of operations, financial position or cash flows.

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

      Although MasterCard Europe is not an addressee of the Statement of Objections, its rules also contain a cross-border MIF. MasterCard Europe intends to engage in discussions with the European Commission in order to determine under what conditions the European Commission would grant a formal exemption or comfort letter for MasterCard Europe’s MIF. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine what action the European Commission will take with respect to MasterCard Europe’s MIF.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Statement of Objections (“SOO”) under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by the acquiring bank to the issuing bank in connection with point of sale transactions and multilateral service fee (“MSF”), the fee paid by issuing banks to acquiring banks when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, established by MasterCard U.K., Members Forum Limited (formerly MEPUK) for domestic credit card transactions in the United Kingdom. The SOO contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January, 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the SOO, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued an amended SOO, which also contains preliminary conclusions that challenge MasterCard’s U.K. MIF under the Competition Act.

      Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, changes to these fees could significantly impact MasterCard’s U.K. members and the MasterCard business in the U.K. At this time, it is not possible to determine what action the OFT will take with respect to the MasterCard MIF and MSF.

      Australia. On August 27, 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act 1998 (the “Act”) applicable to four-party credit card payment systems in Australia, including MasterCard’s. The RBA regulations would impose a number of changes on the operation of four-party credit card systems that could significantly impact MasterCard International’s Australian members and the MasterCard business in Australia. Among other things, the RBA regulations permit non-deposit-taking institutions to issue credit cards and acquire credit card transactions in Australia, mandate a formula for calculating interchange fees that fails to account for certain costs incurred by issuers (such as credit losses) and effectively requires a reduction in domestic interchange fees, and prohibit MasterCard and other four-party credit card systems from enforcing their respective “no surcharge” and “net issuer” rules. The no surcharge rule generally prevents merchants from charging supplemental fees for the use of payment cards at the point of sale, and the net issuer rule requires institutions participating in the relevant system to issue payment cards in addition to conducting merchant acquiring activities.

      On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA has failed to comply with the obligations imposed upon it by the Act. Among other things, MasterCard believes that the RBA regulations fail to satisfy the public interest test mandated by the Act because they can be expected to impose additional costs on Australian consumers, place small businesses at a competitive disadvantage to larger retailers, and encourage small or regional banks to exit the credit card business in Australia. Visa International Corp. filed a similar application with the Federal Court of Australia on September 19, 2002. A hearing on the matter is scheduled to begin on May 19, 2003. At this time, it is not possible to determine the outcome of MasterCard’s legal challenge to the RBA regulations.

      United States. In July 2002, a putative class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California, alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. Defendants filed a motion to dismiss the complaint on September 10, 2002. The motion has been fully briefed. The case was recently reassigned to a new judge in federal district court in San Francisco. Neither an oral argument date on the motion nor a trial date has been set in this matter.

      Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Japan, Poland and Hong Kong, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of such fees.

The payments industry is the subject of increased regulatory focus in the United States and elsewhere, which may impose costly new compliance burdens on MasterCard or lead to decreased transaction volumes through MasterCard’s systems.

      Regulation of the payments industry, including regulations applicable to MasterCard and our customers, has increased significantly in recent years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act. The USA PATRIOT Act has required MasterCard to create and implement a comprehensive anti-money laundering program, and has imposed similar requirements on our customers. The U.S. Congress is presently considering regulatory initiatives in the areas of identity theft and internet gambling that could impose additional compliance burdens on MasterCard or our customers. Various regulatory agencies are also considering regulations covering identity theft, account maintenance guidelines and telemarketing that would impact directly our customers. Increased regulatory focus on MasterCard may increase our costs, which would negatively impact our financial performance. Similarly, increased regulatory focus on our customers may cause them to reduce the volume of transactions processed through our systems, which would reduce our revenues and also negatively impact our financial performance.

Our business may be adversely impacted by the European Union’s adoption of regulation on cross-border payments denominated in Euros.

      In December 2001, the European Parliament and the Council of the European Union adopted a new regulation requiring that bank charges for cross-border payments denominated in euros be the same as for similar transactions within a single member state. This regulation is being adopted incrementally through January 2006. Payments in non-euro currencies will also be subject to the regulation if the member states where those currencies are used notify the European Commission that they want the rules to apply. Because a reduction in cross-border transaction fees will reduce the profitability of certain services offered by MasterCard’s European customers, it may cause them to modify or withdraw these services. If such changes result in an overall decline in transaction volumes, our revenues from European operations may decline.

Because we have significant international operations, we face additional risks related to global political and economic conditions.

      We operate in and intend to expand our business further in countries throughout the world. We cannot be sure that we will be able to broaden our global operations in a cost-effective manner or compete effectively in all of our targeted countries. There are risks inherent in conducting business internationally, any of which could adversely affect our operations, including:

•	unexpected changes in regulatory requirements;

•	challenges in staffing and managing foreign operations;

•	reliance on foreign third party service providers;

•	differing technology standards;

•	employment laws and practices in foreign countries;

•	weaker intellectual property protections in certain countries;

•	political, social and economic instability;

•	foreign exchange restrictions and price controls;

•	costs of services tailored to specific markets; and

•	potentially adverse tax consequences.

      If these risks materialize, they could have a material adverse effect on our business. We cannot assure you that we will continue to develop and implement effective policies and strategies in each location where we do business.

Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations.

      During 2002, approximately 39% of our revenues were generated from activities outside the United States. Some of the revenues we generate outside the United States are subject to unpredictable and indeterminate fluctuations if the values of international currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our revenue currencies into U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our business.

Item 2.	Properties

      As of December 31, 2002, MasterCard and its subsidiaries owned or leased 53 properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years which commenced on August 31, 1999. See Note 12 to the Consolidated Financial Statements included herein. Our leased properties in the United States are located in 9 states and in the District of Columbia. We also lease properties in 32 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

      We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.	Legal Proceedings

      Refer to Note 14 to the Consolidated Financial Statements included herein.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      There is currently no established public trading market for the common stock of MasterCard Incorporated. There were approximately 1,275 holders of record of the common stock of MasterCard Incorporated as of February 28, 2003. We do not pay any cash dividends on our common stock and intend to retain future earnings to fund the development and growth of our business. Accordingly, we do not anticipate paying cash dividends in the future. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. The common stock of MasterCard Incorporated is not currently authorized to be issued in connection with any compensation plan.

      During the period covered by this Report, MasterCard Incorporated did not make any sales of its equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

      On June 28, 2002, we converted from a membership to a stock company through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”) in the transaction that we refer to as the “Integration”. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe sprl. Note 4 to the Consolidated Financial Statements included herein more fully describes these transactions.

      The selected consolidated financial data presented below as of and for the year ended December 31, 2002 was derived from the audited consolidated financial statements of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International and MasterCard Europe. The results of MasterCard Europe’s operations have been included in our consolidated statements of income from June 28, 2002. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data:
Revenue	$1,891,811	$1,611,334	$1,445,409	$1,296,631	$1,089,712
Operating Income	141,997	221,702	178,020	116,438	18,254
Net Income	116,429	142,061	118,149	86,255	24,183
Net income per share (basic and diluted)	1.35	1.98	1.65	1.20	.34
Balance Sheet Data:
Total Assets	$2,260,875	$1,486,305	$1,187,060	$981,535	$871,643
Long-Term Debt	80,107	80,065	82,992	82,682	82,419
Stockholders’/ Members’ Equity	1,023,406	606,661	462,408	341,520	257,248

      Set forth below are tables that provide information regarding the performance results for the years ended December 31, 2002 and 2001 for the payment programs of MasterCard International and MasterCard Europe, the principal operating subsidiaries of MasterCard Incorporated. The information regarding MasterCard’s payment programs for the year ended December 31, 2001 has been restated to present the information on the same basis as the information in the tables for the year ended December 31, 2002 and to reflect revisions to certain historical statistical information provided by MasterCard’s members subsequent to the previous release of this information by MasterCard. These revisions do not have a material impact on MasterCard’s reported financial results for the relevant period. The tables set forth the gross dollar volume (“GDV”), purchase volume, cash volume and the number of purchase transactions, cash transactions, accounts and cards on a regional basis for MasterCard-branded cards. Growth rates over prior periods are provided for volume-based data. European activity is included for the periods presented, including periods prior to the Integration as described in Note 4 to the Consolidated Financial Statements included herein.

      For purposes of the tables: GDV represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; purchase volume means the aggregate dollar amount of purchases made with MasterCard-branded cards for the relevant period; and cash volume means the aggregate dollar amount of cash disbursements obtained with MasterCard-branded cards for the relevant period. The number of cards includes virtual cards, which are MasterCard-branded payment accounts in connection with which functional cards are not generally issued.

      The MasterCard payment product is comprised of both credit programs and off-line debit programs, and certain data relating to each type of program is included in the tables. Credit programs include MasterCard-branded credit and charge programs. Off-line debit programs include MasterCard-branded debit programs where the primary means of cardholder validation at the point of sale is for cardholders to sign a sales receipt.

      Information denominated in U.S. dollars is calculated by applying an established U.S. dollar/ local currency exchange rate for each local currency in which MasterCard volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter. However, MasterCard reports period-over-period rates of change in GDV, purchase volume and cash volume solely on the basis of local currency information, in order to eliminate the impact of changes in the value of foreign currencies against the U.S. dollar in calculating such rates of change. Accordingly, the period-over-period rates of change set forth in the tables cannot be extrapolated directly by reference to dollar volume information presented by MasterCard for the current and historical periods.

      The data set forth in the tables below is estimated based on information provided by customers and other sources that is subject to certain limited logical and statistical verification by MasterCard and partial cross-

checking against information provided by MasterCard’s transaction processing systems. In addition, a portion of the data set forth in the accounts and cards columns reflects the impact of routine portfolio changes among members and other practices that may lead to over counting of the underlying data in certain circumstances.

      The tables include information with respect to MasterCard-branded transactions that are not processed by MasterCard. Maestro and Cirrus on-line debit transactions, Mondex transactions and certain other branded transactions are not included in the tables.

	For the Year Ended December 31, 2002

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except On- Line Debit Programs	1,141.5	15.2%	803.0	14.4%	11,886.3	338.6	17.1%	1,690.6	490.8	590.1
Credit Programs	946.4	14.2%	692.5	13.7%	9,280.2	253.9	15.6%	676.1	426.7	514.3
Off-Line Debit Programs	195.1	20.1%	110.4	19.0%	2,606.1	84.7	21.5%	1,014.5	64.1	75.8

	For the Year Ended December 31, 2001

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except On- Line Debit Programs	985.9	17.6%	700.3	13.6%	10,277.2	285.6	28.8%	1,453.3	435.7	519.4
Credit Programs	826.4	15.8%	609.3	12.7%	8,102.2	217.1	25.4%	615.6	379.9	454.0
Off-Line Debit Programs	159.5	28.3%	91.0	20.3%	2,175.0	68.5	40.8%	837.7	55.8	65.4

      In addition, the number of acceptance locations reported by our customers elsewhere in this Report includes merchant locations, automated teller machines and other locations where cash may be obtained using MasterCard-branded cards. In certain countries, merchant locations include data relating to all acceptance terminals deployed at individual merchants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”)(together, “MasterCard” or the “Company”) included elsewhere in this report.

Forward-Looking Statements

      This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf.

      Below are the principal factors that we believe are important to our business, and that could cause actual results to differ from expectations. For a more complete discussion of these risk factors, see Item 1 — Business herein for the discussion under the caption “Risk Factors”.

•	the sustainability of our relationships with our customers and of our customers’ relationships with their cardholders and merchants;

•	substantial and increasingly intense competition worldwide in the global payments industry and consolidation in the payments industry;

•	the threat of disintermediation from our customers as a result of the actions of certain competitors;

•	global economic and political conditions;

•	technological developments in the global payments industry;

•	potential disruptions of our transaction processing systems by natural disaster or otherwise;

•	potential breach of the security of our systems;

•	risk of our customers’ settlement default and/or non-payment to merchants and of the continuing credit quality of our customers;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the outcome or impact of a class action lawsuit by U.S. merchants;

•	the outcome or impact of litigation relating to our currency conversion practices;

•	the outcome or impact of legal and regulatory proceedings in various jurisdictions relating to interchange fees;

•	the outcome or impact of other regulatory initiatives, including those conducted by tax authorities;

•	the outcome or impact of European Union regulations on cross-border payments;

•	risks associated with international operations; and

•	currency fluctuations and foreign exchange risks.

Results of Operations

      On June 28, 2002, we acquired all of the outstanding stock of Europay International S.A. (“EPI”) not previously owned by MasterCard International. On July 16, 2002, EPI, as a wholly owned subsidiary of MasterCard Incorporated, was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe. The results of MasterCard Europe’s operations have been included in our consolidated statements of income of the Company from June 28, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue was $1.892 billion for the year ended December 31, 2002 compared to $1.611 billion for the year ended December 31, 2001, an increase of $281 million or 17%, of which $143 million or 9% was due to the acquisition of MasterCard Europe. Our revenue is comprised of operations fees and assessments. On January 1, 2002, we implemented Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”) and reclassified as a reduction of revenue certain payments to customers and merchants that were previously recognized as advertising and market development expense. We anticipate that future revenue growth will be moderated by additional investments in our business.

      Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among our customers on a global basis. Operations fees are generally driven by transactions. The number of transactions processed increased to approximately 8.943 billion for the year ended December 31, 2002, compared to approximately 7.765 billion for the year ended December 31, 2001, an increase of approximately 15%. The preceding figure reflects certain revisions to the previously reported number of transactions processed. Using the revised information, processed transactions for the three and nine months ended September 30, 2002 were 2.339 billion and 6.479 billion, respectively. During the year-ended December 31, 2002, MasterCard branded-transactions, including transactions not processed by the Company, increased to approximately 13.577 billion from approximately 11.731 billion in the prior year, an increase of approximately 16%. MasterCard Europe transactions are included in both periods. Operations fees were $1.231 billion for the year ended December 31, 2002 compared to $1.083 billion for the year ended December 31, 2001, an increase of $149 million or 14%. Approximately $69 million of operations fees in 2002 were due to the acquisition of MasterCard Europe. Increases in operations fees were partially offset by a $9 million decline in warning bulletin revenue in the year ended December 31, 2002 compared to the year ended December 31, 2001, exclusive of MasterCard Europe’s warning bulletin revenue. Operations fees were also offset by lower average pricing based on the Company’s pricing structure, which rewards customers with lower prices for incremental volume, and a $13 million increase in rebates provided to customers in the year ended December 31, 2002 over the same period in 2001.

      Assessments predominantly represent payments made by members of MasterCard International in respect of their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments were approximately $660 million for the year ended December 31, 2002 compared to $528 million for the year ended December 31, 2001, an increase of approximately $132 million or 25%. Approximately $75 million of our assessments in 2002 were due to our acquisition of MasterCard Europe. In addition, the increase in assessments was attributable to an increase in gross dollar volume (“GDV”) between the periods. GDV represents gross usage (purchase and cash disbursements) on MasterCard cards for goods and services including balance transfers and convenience checks. GDV growth in 2002 as compared to 2001 was approximately 15% when measured in local currency and approximately 16% when measured on a U.S. dollar converted basis. GDV was $1.142 trillion for the year ended December 31, 2002 compared to $986 billion for the year ended December 31, 2001. GDV includes MasterCard Europe activity in both periods presented. Offsetting the increase in assessments were rebates and incentives provided to customers, which increased by $53 million in the year ended December 31, 2002 over the same period in 2001. A significant portion of the increase was related to the acquisition of MasterCard Europe.

      Operating expenses were $1.750 billion for the year ended December 31, 2002 compared to $1.390 billion for the year ended December 31, 2001, an increase of $360 million or 26%. Our operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses. Operating expenses increased $169 million due to our acquisition of MasterCard Europe. We expect to continue to invest significantly, primarily in advertising and marketing support over the next several years to accelerate our profitable growth and to enhance the global position of MasterCard and its customers. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and to enhance the development of our programs and services. There is no assurance that these initiatives will be successful. We expect operating expenses to increase significantly over the next several years as a result of these initiatives.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $965 million for the year ended December 31, 2002 compared to $814 million for the year ended December 31, 2001, an increase of $151 million or 19%. This increase was primarily attributable to increases in personnel costs of $105 million resulting from increases in additional personnel, including the impact of the acquisition of MasterCard Europe, and salary increases in 2002. Approximately $78 million of general and administrative expenses in 2002 were due to the acquisition of MasterCard Europe. General and administrative expenses include net foreign exchange losses of $2 million and $7 million for 2002 and 2001, respectively. These net foreign exchange losses primarily result from forward contracts.

      For the year ended December 31, 2002, we made significant investments in advertising and market development to build value in our brands and to develop programs to differentiate ourselves from our competition. Advertising and market development expenses were $694 million for the year ended December 31, 2002 compared to $506 million for the year ended December 31, 2001, an increase of $188 million or 37%, primarily consisting of a $91 million increase in advertising expense, a $74 million increase in promotions and sponsorships expense, and a $23 million increase in marketing expense. Approximately $73 million of advertising and market development expenses in 2002 were due to the acquisition of MasterCard Europe.

      Our increased advertising and market development expenses were related to a number of key initiatives in 2002. MasterCard was a sponsor of the 2002 FIFA World Cup which required a significant amount of resources in 2002 for the sponsorship fee, special programming, promotions and event marketing. Other significant sponsorships during 2002 included Major League Baseball and the Professional Golf Association. MasterCard also incurred increased advertising spending for special programming associated with the Grammy and Academy awards. In 2002, we significantly increased our investment in advertising and market support to increase brand recognition and promote brand acceptance. We plan to accelerate and increase the investment in advertising, as well as other programs and sponsorships in 2003 and for several years thereafter.

      Depreciation expense was $40 million in each of the years ended December 31, 2002 and December 31, 2001. During 2001, certain assets were written off due to the move to our Winghaven technology center. See Note 12 to the Consolidated Financial Statements included herein. Accordingly, the Company’s depreciation expense decreased in 2002. This decrease in depreciation was offset by approximately $7 million of depreciation expense that was due to the acquisition of MasterCard Europe.

      Amortization expense was $51 million for the year ended December 31, 2002 compared to $30 million for the year ended December 31, 2001, an increase of $20 million. This increase was primarily driven by $11 million of amortization expense due to the acquisition of MasterCard Europe as well as additional amortization of capitalized computer software.

      Other income (expense) was $16 million for the year ended December 31, 2002 compared to $11 million for the year ended December 31, 2001, an increase of $5 million. Other income (expense) comprises primarily interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, minority interest and other expense. The acquisition of MasterCard Europe accounted for $2 million of the increase in other income and expense.

      The effective tax rate for the year ended December 31, 2002 decreased to 26.5% from 39.0 % for the year ended December 31, 2001. The decrease in the effective tax rate was attributable to several items, some of which are not expected to recur. In December 2002, the Belgium statutory tax rate was reduced from 40.2% to 34.0%. As a result, deferred income tax liabilities established in connection with the acquisition of MasterCard Europe were reduced based on the lower Belgian income tax rate. In addition, we anticipate settling certain tax examinations on a favorable basis. The effective tax rate was also decreased by a change in the geographic distribution of pretax income in the United States from jurisdictions with higher state tax rates to those with lower rates. Furthermore, we realized significant foreign tax credits that we were previously unable to claim. The benefits of these items in lowering the effective tax rate were partially offset by a one-time increase in state income tax expense attributable to lower deferred state tax assets as a result of lower state tax rates.

      As a result of the foregoing, our net income was $116 million for the year ended December 31, 2002 compared to $142 million for the year ended December 31, 2001, a decrease of $26 million or 18%. The net loss of $7 million resulting from the acquisition of MasterCard Europe contributed to the decrease in net income for the year ended December 31, 2002. The initiatives discussed above, which involve significant expenditures to support and build value in the MasterCard family of brands, could result in lower net income or slower net income growth over the next several years.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenue was $1.611 billion for the year ended December 31, 2001 compared to $1.445 billion for the year ended December 31, 2000, an increase of $166 million or 12%. Our revenue is comprised of operations fees and assessments.

      Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among our customers on a global basis. Operations fees were $1.083 billion for the year ended December 31, 2001 compared to $970 million for the year ended December 31, 2000, an increase of $113 million or 12%. This increase was primarily attributable to the number of transactions processed by MasterCard. Operations fees were offset by lower average pricing based on the Company’s pricing structure, which rewards customers with lower prices for incremental volume and a $27 million increase in rebates provided to customers in the year ended December 31, 2001 over the same period in 2000. During the same period, MasterCard branded-transactions, including transactions not processed by the Company, increased to approximately 11.731 billion from approximately 9.994 billion, an increase of approximately 17%.

      Assessments predominantly represent payments made by members of MasterCard International in respect of their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally MasterCard, Maestro and Cirrus brands. Assessments were $528 million for the year ended December 31, 2001 compared to $475 million for the year ended December 31, 2000, an increase of $53 million or 11%. The increase in assessments was attributable primarily to an increase in GDV between the periods. GDV represents gross usage (purchase and cash disbursements) on MasterCard cards for goods and services, including balance transfers and convenience checks. GDV growth in 2001 as compared to 2000 was approximately 18% when measured in local currency and approximately 14% when measured on a U.S. dollar converted basis. Offsetting the increase in assessments were rebates and incentives provided to customers, which increased $54 million in the year ended December 31, 2001 over the same period in 2000.

      While the events of September 11, 2001 did not have a significant impact on MasterCard’s total volume, they did impact the mix between domestic and international volumes experienced by MasterCard. International volume decreased dramatically in the weeks following September 11th, due to decreased international travel and related expenditures. However, this decrease was partially offset by higher domestic volume. Toward the end of the year, volumes began to recover, which helped drive the overall increase in revenue over the prior year.

      Operating expenses were $1.390 billion for the year ended December 31, 2001 compared to $1.267 billion for the year ended December 31, 2000, an increase of $122 million or 10%. Our operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $814 million for the year ended December 31, 2001 compared to $737 million for the year ended December 31, 2000, an increase of $77 million or 10%. This increase was primarily attributable to increases in personnel costs resulting from increases in additional personnel and compensation.

      For the year ended December 31, 2001, MasterCard made significant investments in advertising and market development to support and build value in the MasterCard family of brands, and to develop new and distinct programs to differentiate ourselves from our competition. Advertising and market development expenses were $506 million for the year ended December 31, 2001 compared to $471 million for the year ended December 31, 2000, an increase of $35 million or 7%. Our promotions and sponsorship fees increased between the periods primarily as a result of incremental promotions in the year ended December 31, 2001, such as the National Hockey League Celebrity Cup Face-off, as well as increased contractual sponsorship fees associated with the FIFA World Cup, Copa America, National Hockey League, Major League Baseball and PGA Golf organizations. These increases were partially offset by reductions in media expenditures between the periods in traditional television venues and the Internet.

      Depreciation expense was $40 million for the year ended December 31, 2001 compared to $35 million for the year ended December 31, 2000, an increase of $5 million or 14%, primarily due to purchases of equipment in 2001.

      Amortization expense was $30 million for the year ended December 31, 2001 compared to $25 million for the year ended December 31, 2000, an increase of approximately $6 million or 23%. This increase was primarily the result of additional amortization of capitalized computer software, partially offset by a decrease in the amortization of franchise rights in 2001 due to the write-down of Mondex franchise rights in certain Asian countries to their estimated fair value in 2000.

      Other income (expense) was $11 million for the year ended December 31, 2001 compared to $22 million for the year ended December 31, 2000, a decrease of $11 million or 49%. Other income (expense) comprises primarily interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, minority interest and other expense. The decrease in other income (expense) was primarily the result of a devaluation of the trading securities portfolio.

      The effective tax rate for the year ended December 31, 2001 decreased to 39.0% from 41.0% for the year ended December 31, 2000. The lower rate for the year ended December 31, 2001 was primarily due to the utilization for income tax purposes of a loss related to foreign operations, the apportionment of pre-tax income to states with a lower tax rate and a larger amount of tax-exempt interest income as a percentage of pre-tax income than in the year ended December 31, 2000.

      As a result of the foregoing, our net income was $142 million for the year ended December 31, 2001 compared to $118 million for the year ended December 31, 2000, an increase of $24 million or 20%.

Liquidity and Capital Resources

      We need capital resources and liquidity to fund our global development, to cover any settlement risk, to finance our capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt, and other contractual commitments. At December 31, 2002, we had $841 million of liquid investments with which to manage operations. We expect that the cash generated from operations, and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2003. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2003.

      For the year ended December 31, 2002, net cash provided by operating activities was $306 million compared to $196 million and $260 million for the years ended December 31, 2001 and 2000, respectively. The increase in cash provided by operating activities in the year ended December 31, 2002 was principally due to changes in settlement due to and from members. Our accrued expenses and accounts payable increased for the year ended December 31, 2002 due to increased spending for advertising and our focus on working capital management.

      Net cash used in investing activities was $112 million, $219 million and $322 million for the years ended December 31, 2002, 2001 and 2000, respectively. The outlay of cash in 2002 was primarily due to capital expenditures, expenditures for capitalized software, and purchases of investment securities available-for-sale. Capital expenditures were predominantly associated with investments in data center equipment. Investment securities available-for-sale increased as a result of investments made with excess funds. Those uses were offset by $31 million of cash received, net of acquisition-related expenses, from the acquisition of MasterCard Europe during the second quarter of 2002.

      Net cash (used in) provided by financing activities for the years ended December 31, 2002, 2001 and 2000 was $(35) million, $5 million and $(6) million, respectively. In all years, financing activities relate to (repayments) advances of MasterCard’s net settlement overdraft positions. See Note 11 to the Consolidated Financial Statements included herein.

      Our financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $526 million at December 31, 2002 and $468 million at December 31, 2001, representing a working capital ratio of 1.6 and 1.7 in 2002 and 2001, respectively.

      In addition to our liquid investments, we provide for liquidity through a 364-day revolving credit facility (the “Credit Facility”) with certain financial institutions that expires on June 3, 2003. Under the terms of the Credit Facility, MasterCard has commitments of $1.2 billion that can be borrowed in the form of revolving loans. Interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of any draw down. Under the Credit Facility, MasterCard has agreed to pay a facility fee equal to 7 basis points per annum on each lender’s commitment. See Note 11 to the Consolidated Financial Statements included herein.

      We have entered into contractual commitments associated with operating lease agreements for office space and equipment as well as for sponsorship, licensing and other agreements. Obligations relating to these contractual commitments are estimated to be payable in the following periods:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

	(In thousands)
2003	$197,514	$39,712	$157,802
2004	159,651	26,633	133,018
2005	133,221	21,898	111,323
2006	90,151	18,852	71,299
2007	36,224	16,577	19,647
Thereafter	26,577	21,103	5,474

Total	$643,338	$144,775	$498,563

      In the normal course of business, MasterCard operates systems for clearing and settling payment transactions among its members. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, via settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts from members or amounts due to members for a duration normally ranging from one to four calendar days and are included in the balance sheet of MasterCard as settlement due to/due from members. The net impact of the settled transactions was the main contributor to the net settlement cash account overdraft position of $10 million at December 31, 2001, which was recorded in other current liabilities. No overdraft positions existed at December 31, 2002.

      Primarily due to uncertainty surrounding lawsuits, in particular the merchant antitrust litigation described in Note 14 to the Consolidated Financial Statements included herein, on June 17, 2002 Standard & Poor’s placed MasterCard on negative outlook. However, Standard & Poor’s reaffirmed MasterCard’s credit rating on September 4, 2002.

      The adverse outcome of certain of the legal proceedings described in Note 14 to the Consolidated Financial Statements included herein could have a detrimental impact on liquidity and capital resources if they result in adverse awards of damages to the relevant plaintiffs.

      Overall, we believe our cash provided by operating activities, our liquid investments and the Credit Facility provide sufficient liquidity to meet our ongoing business requirements.

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

      Portions of our business can be seasonal. Revenue is generally favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period.

Member Relationships and Related Parties

      We have a diversified member base of approximately 2,300 principal members and approximately 23,000 affiliate members. Our stockholders are all principal members of MasterCard International. In the normal course of business, we enter into transactions with our members and operate a system for authorizing, clearing and settling payment transactions among the members of MasterCard International. These members do not constitute related parties pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 57 “Related Party Disclosures”.

      Certain of our members generate in excess of five percent of our revenue. The loss of any of these members could adversely impact MasterCard’s net income. In addition, as part of our business initiative to increase our share, MasterCard, among other efforts, enters into business agreements with members. These agreements can be terminated in a variety of circumstances. Under certain circumstances, we may be required to permit members in the United States that have entered into agreements with us to terminate those agreements without penalty as a result of the current antitrust litigation being brought against us by the U.S. Department of Justice. Any termination of these agreements could have an adverse impact on our financial condition. However, we believe that it is not currently possible to estimate the impact, if any, that the termination of any member business agreements would have on our results of operations, financial position or cash flows.

Critical Accounting Policies & Estimates

      Our accounting policies are integral to understanding the results of operations and financial condition. Our accounting policies are described in detail in the Notes to the Consolidated Financial Statements included herein. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have established detailed policies and control procedures to ensure the methods used to make estimates and assumptions are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management judgment.

Revenue Recognition

      Certain revenues are estimated based upon transactional information accumulated from our systems and using historical performance.

      We have business agreements with certain members that provide for fee rebates when the customers meet certain hurdles. Such rebates are generally calculated on a monthly basis based upon the estimated customer’s performance and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned.

      In addition, we enter into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Incentives are based on management’s estimate of the customer’s performance in a given period.

      Our estimate of customers’ performance is a critical component in the calculation of rebates and incentives. Customers’ performance is estimated by using historical performance, discussions with our customers and transactional information accumulated from our systems. The estimated performance is used to calculate the rebates and incentives based upon the related customer agreements. Actual results may differ from these estimates.

Capitalized Software

      Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is capitalized in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or obtained for internal use are expensed as incurred.

      We are required to make judgments to determine the feasibility of the project for its intended use and the phase of the projects. In addition, we estimate the internal costs based on hours spent on the design, development and testing phases of the project. These judgments and estimates impact the accounting for capitalized software in our financial statements.

Impairment

      We test goodwill and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We test equity investments for a loss in value, which is other than temporary, in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Whenever indicators of impairment exist, these assets are tested. Goodwill and intangible assets with indefinite lives are tested at least annually.

      Our test for impairment requires management to make assumptions regarding the expected net future cash flows of each asset. These assumptions are based on our internal forecasts. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows or other methodologies.

      Goodwill and intangible assets represent a significant portion of our balance sheet. Therefore, an impairment could result in a material reduction of our assets, as well as our net income.

Litigation Accrual

      We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described in Note 14 to the Consolidated Financial Statements included herein, MasterCard does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects.

      In accordance with SFAS No. 5, “Accounting for Contingencies”, we accrue legal costs that are expected to be incurred to defend MasterCard relating to certain litigation. The accrual is estimated based on management’s expectations of foreseeable costs as determined in consultation with outside counsel. Our policy has been applied since the commencement of certain litigation. Changes in the estimated amount or timing of legal costs can significantly impact our results of operations.

      Outside of foreseeable legal costs, we believe that it is not currently possible to estimate the impact, if any, that the ultimate resolution of legal proceedings will have in our results of operations, financial position or cash flows and, as such, consistent with SFAS No. 5, no accrual has been made.

Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations” and requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. The acquisition of EPI, as discussed in Note 4 to the Consolidated Financial Statements included herein, was accounted for in accordance with SFAS 141.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes APB No. 17, “Intangible Assets” and primarily addresses the financial accounting and reporting for acquired goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized and must be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed periodically for impairment. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS No. 142) be tested for impairment within six months of adoption of SFAS 142. Accordingly, MasterCard tested the goodwill on its books prior to the acquisition of EPI and no impairment was required. The goodwill and intangible assets that resulted from the acquisition of EPI was accounted for in accordance with SFAS 142. The Company evaluated goodwill and other indefinite-lived intangible assets recorded in connection with the EPI acquisition as of the beginning of the fourth quarter of 2002, as part of its annual impairment analysis. The adoption of SFAS 142 did not have a material impact on the Company’s financial statements. See Note 7 to the Consolidated Financial Statements included herein.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS 144 also supersedes certain aspects of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as required by APB No. 30). The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

      In February 2002, the EITF finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-9 is effective for fiscal years beginning after December 15, 2001 and provides guidance on the income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase of the vendor’s products or to promote sales of the vendor’s products. On January 1, 2002, MasterCard implemented EITF 01-9 which resulted in certain payments to customers and merchants previously classified as advertising and market development expense being reclassified as a reduction of revenue. The amounts of such consideration were $167 million and $127 million for the years ended December 31, 2001 and 2000, respectively. Incentives are based on management’s estimate of the customer’s performance as detailed in the agreements in a given period and actual results may differ from these estimates.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs associated with exit or disposal activities for entities newly acquired in a business combination are not within the scope of SFAS 146. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company early adopted SFAS 146 on July 1, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

      In November 2002, the EITF concluded on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”). EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. MasterCard is in the process of determining the impact, if any, of adopting this accounting pronouncement.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. MasterCard has complied with the disclosure requirements and is in the process of determining the impact, if any, of adopting the provisions for initial recognition and measurement for guarantees issued or modified after December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003. The impact of consolidating the special purpose entity is discussed in detail in Note 12 to the Consolidated Financial Statements included herein.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates and foreign currency exchange rates. We have limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management establishes and oversees the implementation of board of director approved policies governing our funding, investments, and use of derivative financial instruments and we monitor aggregate risk exposures on an ongoing basis.

      We enter into forward currency contracts to minimize risk associated with anticipated revenues and expenses and assets and liabilities denominated in foreign currencies. This activity minimizes our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar and euro. As a result of the acquisition of MasterCard Europe, MasterCard’s market risk exposures at December 31, 2002 are greater than December 31, 2001.

      At December 31, 2002 and 2001, forward currency contracts against the dollar were both sold (with notional amounts of $25 million and $3 million, respectively) and purchased (with notional amounts of $39 million and $11 million, respectively). Based on the year-end 2002 and 2001 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $1.3 million and $0.7 million at December 31, 2002 and 2001, respectively.

      In 2002, due to the acquisition of MasterCard Europe, forward currency contracts against the euro were both sold (with notional amounts of $8 million) and purchased (with notional amounts of $199 million). A hypothetical 10 percent strengthening of the euro is estimated to create a loss valued at $17 million at December 31, 2002. The terms of the forward currency contracts are generally less than 12 months and are utilized to manage anticipated cash flows in major overseas markets for the subsequent year.

      Our settlement activities may be subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rate for financial transactions and the clearing of settlement positions is typically one business day and is limited to seventeen stable transaction currencies. The remaining 145 transaction currencies are settled in U.S. dollars or require local settlement netting arrangements that minimize our foreign exchange exposure.

      Our interest sensitive assets are our debt instruments, which we hold as investments. They are rated AA or above and primarily consist of fixed rate short and medium-term notes. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a

100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $15 million and $14 million for 2002 and 2001, respectively.

      We own trading securities, which are comprised of equity securities held in connection with an executive compensation plan. The effect of a hypothetical 10 percent decline in market value would result in a loss of $3 million and $4 million for December 31, 2002 and 2001, respectively. These securities are part of a deferred executive compensation plan. Therefore, an offsetting gain of $2 million and $3 million for December 31, 2002 and 2001, respectively, would be recorded in general and administrative expense.

      At December 31, 2002 and 2001, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates which are applied to the borrowing based on terms and conditions set forth in each agreement. See Note 11 to the Consolidated Financial Statements included herein.

Item 8.     Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

MasterCard Incorporated:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’/ members’ equity, and cash flows present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

New York, New York

March 5, 2003

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue	$1,891,811	$1,611,334	$1,445,409
Operating Expenses
General and administrative	965,299	813,927	737,259
Advertising and market development	694,010	505,732	470,733
Depreciation	39,827	39,680	34,728
Amortization	50,678	30,293	24,669

Total operating expenses	1,749,814	1,389,632	1,267,389

Operating income	141,997	221,702	178,020
Other Income (Expense)
Investment income	24,490	22,250	30,380
Interest expense	(9,891)	(9,548)	(9,652)
Minority interest in (earnings) losses of subsidiaries	(79)	4,086	7,031
Other income (expense), net	1,871	(5,551)	(5,548)

Total other income (expense)	16,391	11,237	22,211

Income before income tax expense	158,388	232,939	200,231
Income tax expense	41,959	90,878	82,082

Net Income	$116,429	$142,061	$118,149

Net income per share (basic and diluted)	$1.35	$1.98	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$336,474	$176,143
Investment securities, at fair value:
Available-for-sale	504,939	451,090
Trading	30,511	43,153
Accounts receivable	198,855	180,510
Settlement due from members	229,282	189,573
Restricted security deposits held for members	58,088	11,500
Prepaid expenses and other current assets	97,489	65,994

Total Current Assets	1,455,638	1,117,963
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $258,116 and $256,253)	226,720	159,742
Deferred income taxes	41,337	66,535
Goodwill	152,941	7,141
Other intangible assets (less accumulated amortization of $117,166 and $65,933)	285,703	84,113
Other assets	98,536	50,811

Total Assets	$2,260,875	$1,486,305

LIABILITIES AND STOCKHOLDERS’/ MEMBERS’ EQUITY
Overdraft	$—	$9,531
Accounts payable	172,242	110,907
Settlement due to members	175,515	143,471
Restricted security deposits held for members	58,088	11,500
Accrued expenses	486,436	353,194
Other current liabilities	37,463	21,368

Total Current Liabilities	929,744	649,971
Deferred income taxes	67,445	—
Long-term debt	80,107	80,065
Other liabilities	159,529	149,608

Total Liabilities	1,236,825	879,644
Minority interest	644	—
Commitments and contingent liabilities (Note 12)
Stockholders’ Equity/ Members’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	—
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	—
Additional paid-in capital	967,368	—
Retained earnings	26,529	602,724
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	16,542	(678)
Net unrealized gain on investment securities available-for-sale	14,465	4,615
Net unrealized loss on derivatives accounted for as hedges	(2,498)	—

Total accumulated other comprehensive income, net of tax	28,509	3,937

Total Stockholders’ Equity	1,023,406	—

Total Members’ Equity	—	606,661

Total Liabilities and Stockholders’/ Members’ Equity	$2,260,875	$1,486,305

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net income	$116,429	$142,061	$118,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,827	39,680	34,728
Amortization	50,678	30,293	24,669
Impairment of goodwill and other intangible assets	6,370	7,218	8,609
Write down and losses in investments in affiliates	—	8,185	5,758
Deferred income taxes	4,429	(2,725)	3,281
Other	2,281	(781)	(5,320)
Changes in operating assets and liabilities, net of effects from the purchase of Europay International S.A.:
Trading securities	12,642	11,805	9,144
Accounts receivable	16,414	(32,970)	(26,951)
Settlement due from members	63,491	(112,959)	(376)
Prepaid expenses and other current assets	(4,086)	(13,311)	(8,930)
Accounts payable	34,420	(21,652)	60,920
Settlement due to members	(38,133)	78,625	(6,042)
Accrued expenses	64,529	96,166	20,623
Net change in other assets and liabilities	(63,519)	(33,139)	21,857

Net cash provided by operating activities	305,772	196,496	260,119
Investing Activities
Purchases of property, plant and equipment	(54,237)	(57,861)	(112,826)
Capitalized software	(47,128)	(49,701)	(41,617)
Purchases of investment securities available-for-sale	(226,841)	(251,205)	(478,692)
Proceeds from sales of investment securities available-for-sale	185,980	115,439	308,583
Proceeds from principal pay downs and maturities of investment securities available for sale	1,000	4,440	4,000
Cash received from the acquisition of Europay International S.A., net of acquisition related expenses	31,243	—	—
Other intangible assets	(9,231)	1,100	—
Investment in affiliates	6,596	11,027	(6,050)
Other investing activities	763	7,661	4,351

Net cash used in investing activities	(111,855)	(219,100)	(322,251)
Financing Activities
(Repayment) advance of short-term borrowings, net	(34,893)	5,443	(5,808)

Net cash (used in) provided by financing activities	(34,893)	5,443	(5,808)

Effect of exchange rate changes on cash and cash equivalents	1,307	—	—

Net increase (decrease) in cash and cash equivalents	160,331	(17,161)	(67,940)
Cash and cash equivalents — beginning of year	176,143	193,304	261,244

Cash and cash equivalents — end of year	$336,474	$176,143	$193,304

Supplemental schedule of noncash investing activities:
Acquisition of Europay International S.A.:
Common stock issued	$275,744	—	—
Income taxes paid	68,238	41,703	81,854
Interest paid	5,711	5,963	5,750

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY

						Additional
			Accumulated Other	Common Shares		Paid-in Capital
		Retained	Comprehensive
	Total	Earnings	Income, net of tax	Class A	Class B	Class A	Class B

	(In thousands)
Balance at January 1, 2000	$341,520	$342,514	$(994)	$—	$—	$—	$—
Net income	118,149	118,149	—	—	—	—	—
Other comprehensive income	2,739	—	2,739	—	—	—	—

Balance at December 31, 2000	462,408	460,663	1,745	—	—	—	—
Net income	142,061	142,061	—	—	—	—	—
Other comprehensive income	2,192	—	2,192	—	—	—	—

Balance at December 31, 2001	606,661	602,724	3,937	—	—	—	—
Net income	116,429	116,429	—	—	—	—	—
Issuance of common stock	275,744	(692,624)	—	840	160	812,589	154,779
Other comprehensive income	24,572	—	24,572	—	—	—	—

Balance at December 31, 2002	$1,023,406	$26,529	$28,509	$840	$160	$812,589	$154,779

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net Income	$116,429	$142,061	$118,149
Other comprehensive income, net of tax:
Foreign currency translation adjustments	17,220	(333)	20
Income tax effect	—	—	(348)

	17,220	(333)	(328)

Net unrealized gain on investment securities available-for-sale	18,717	6,011	5,383
Income tax effect	(6,337)	(2,342)	(2,220)

	12,380	3,669	3,163

Reclassification adjustment for net gain realized on investment securities available-for-sale	(3,825)	(1,874)	(162)
Income tax effect	1,295	730	66

	(2,530)	(1,144)	(96)

Net unrealized loss on derivatives accounted for as hedges	(2,498)	—	—
Income tax effect	—	—	—

	(2,498)	—	—

Other comprehensive income, net of tax	24,572	2,192	2,739

Comprehensive Income	$141,001	$144,253	$120,888

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1.	Organization

      MasterCard Incorporated is a stock company incorporated under the laws of Delaware, United States of America. MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access, electronic cash, Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with its customers in the normal course of business and operates a system for authorizing, clearing and settling payment transactions among its customers. The Company’s stockholders are all principal members of MasterCard International.

      As more fully described in Note 4, MasterCard converted from a membership to a stock company on June 28, 2002 through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, as more fully described in Note 4, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”), a company incorporated under the laws of Belgium, not previously owned by MasterCard International. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe sprl (“MasterCard Europe”).

Note 2.	Summary of Significant Accounting Policies

      Consolidation and basis of presentation — The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2002 classifications. The consolidated financial statements include the accounts of MasterCard and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation.

      The Company consolidates entities when it owns more than 50% ownership and when it exercises control. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

      The Company accounts for investments in affiliates under the equity method of accounting when it holds between 20% and 50% ownership in the entity and when it exercises significant influence. The equity method of accounting is also utilized for limited partnerships and limited liability companies if the investment ownership percentage is greater than 3% of outstanding ownership interests or common stock, respectively, regardless of whether MasterCard has significant influence over the investees. MasterCard’s share of net earnings of entities accounted for under the equity method of accounting is included in investment income on the consolidated statements of income.

      The Company accounts for investments in affiliates under the historical cost method of accounting when it holds less than 20% ownership in the entity and when it does not exercise significant influence.

      Investments in affiliates for which the equity method and historical cost method of accounting is appropriate are recorded in other assets on the consolidated balance sheets.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from these estimates.

      Special purpose entity (“SPE”) — MasterCard International is the lessee in one synthetic lease transaction involving an SPE. The SPE was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The legal documents that govern MasterCard’s SPE transaction

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

describe how the cash earned on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The SPE leases MasterCard’s Winghaven facility located in O’Fallon, Missouri, and subleases this facility to MasterCard International (see Note 12). The decision whether to consolidate the SPE depends not only on the applicable accounting principles for SPEs and the treatment of the synthetic lease as operating or capital, but also on a determination regarding the nature and amount of the investments made by third parties in the SPE. Consideration is given, for example, to whether a third party has made a substantive equity investment in the SPE, which party has voting rights, who makes decisions about the assets in the SPE, and who is at risk for loss. The SPE is not consolidated because, under current applicable accounting principles, MasterCard does not exercise control over the risks and rewards of the assets in the SPE. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003. Accordingly, MasterCard intends to adopt FIN 46 for the quarter ending September 30, 2003, which will most likely require MasterCard to consolidate its SPE. The impact of consolidating the SPE is discussed in detail in Note 12.

      Revenue recognition — The Company’s revenue is comprised of operations fees and assessments. Certain revenues are estimated based upon aggregate transaction information provided by MasterCard International members.

      Operations fees represent fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among the Company’s customers on a global basis. These fees are generally recognized as revenue in the same period as the related transactions occur or services are rendered. The Company also sells holograms, paper warning bulletins, manuals and publications. Revenue from these items is recognized when sales are completed. Operations fees also include foreign exchange net gains on settlement activities.

      Assessments predominantly represent payments made by members of MasterCard International with respect to their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”), which represent gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services, including balance transfers and convenience checks. Assessments are generally recorded as revenue in the period they are earned, which is when the related GDV is generated on the cards. Assessments are based on management’s estimate of the customers’ performance in a given period and actual results may differ from these estimates.

      MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are generally calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned. Rebates are based on management’s estimate of the customers’ performance in a given period and actual results may differ from these estimates.

      In addition, MasterCard enters into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). On January 1, 2002, MasterCard implemented EITF 01-9 which resulted in certain payments to customers and merchants previously classified as advertising and market development expense being reclassified as a reduction of revenue. The amounts of such

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

consideration were $167 million and $127 million for the years ended December 31, 2001 and 2000, respectively. Incentives are based on management’s estimate of the customer’s performance, as detailed in the agreements, in a given period and actual results may differ from these estimates.

      Cash and cash equivalents — Cash and cash equivalents include certain highly liquid investments with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

      Restricted security deposits held for MasterCard International members — MasterCard requires and holds security deposits from certain members of MasterCard International in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included in the consolidated balance sheets.

      Investment securities — The Company classifies debt securities as held-to-maturity or available-for-sale and classifies equity securities as trading.

      Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the debt securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale. Debt securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of accumulated other comprehensive income in the consolidated statements of comprehensive income. Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine realized gains and losses. Net realized gains and losses on debt securities are recognized in other income and expense on the consolidated statements of income.

      Equity securities bought and held primarily for sale in the near term are classified as trading and are reported at fair value. Quoted market values, when available, are used to determine the fair value of trading securities. The Company’s trading securities are publicly traded and are related to an executive compensation plan. Net realized and unrealized gains and losses on trading securities are recognized in other income and expense on the consolidated statements of income. The specific identification method is used to determine realized gains and losses. To the extent these securities have appreciated over their original cost, a corresponding offset is recorded in general and administrative expense in connection with the executive compensation plan.

      Settlement due to/due from members — The Company operates systems for clearing and settling payment transactions among MasterCard International members. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard International members.

      Property, plant and equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment and furniture and fixtures is calculated under the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is calculated under the straight-line method, using the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized under the straight-line method, over the lives of the leases. Depreciation on buildings is calculated under the straight-line method over an estimated useful life of 30 years.

      Goodwill — Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased. Prior to January 1, 2002, goodwill was amortized, under the straight-line method over the related useful life of 20 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Intangible assets — Intangible assets consist of capitalized software costs, franchise rights, trademarks, tradenames and other intangible assets which have finite lives, and customer relationships, which have indefinite lives. Beginning on January 1, 2002, SFAS 142 required intangible assets with finite useful lives to be amortized over their useful lives.

      Capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is capitalized in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or purchased for internal use are expensed as incurred.

      Impairment — Management evaluates the recoverability of assets, specifically investments in affiliates, investment securities, goodwill, intangible and long-lived assets.

Investments in affiliates — In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, investments in affiliates are tested for impairment when a loss in value occurs, which is other than temporary. Management tests investments in affiliates for impairment primarily using cash flow analyses when indicators of impairment exist. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

Investment securities — Held-to-maturity and available-for-sale investments are evaluated for other than temporary impairment on an ongoing basis in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Goodwill and intangible assets — Beginning on January 1, 2002, SFAS 142 required intangible assets with finite lives to be reviewed for impairment or when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2002, the Company recorded an impairment charge for finite lived intangible assets, primarily capitalized software. This impairment charge is discussed in Note 8.

In accordance with SFAS 142, intangible assets with indefinite lives are required to be tested for impairment at least annually. Indefinite lived assets were tested for impairment during 2002 and no impairment charge resulted. SFAS 142 also requires that transitional goodwill (goodwill recorded prior to the adoption of SFAS 142) be tested for impairment within six months of the adoption of SFAS 142. Accordingly, MasterCard tested its existing goodwill (see Note 7), prior to the acquisition of MasterCard Europe, which was recorded in connection with the acquisition of certain businesses, and no impairment was required.

Long-lived assets — The Company evaluates the recoverability of all long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable as required under SFAS No. 144 “Accounting for Impairment or Disposal or Long-Lived Assets”. The Company tests long-lived assets for impairment primarily using a cash flow analyses method as described in investments in affiliates above.

      Derivative financial instruments — Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them.

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign-currency cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative instruments which are foreign currency fair value hedges or which do not qualify for hedge accounting under SFAS 133 are reported in current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions for all derivatives which qualify for hedge accounting under SFAS 133. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

      The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional month thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

      Income Taxes — The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

      Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Valuation allowances are provided against assets which are not likely to be realized.

      Foreign currency translation — The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations for which the functional currency is the euro. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are remeasured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are remeasured at historical exchange rates; and revenue and expense accounts are

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses are included in net income. For MasterCard Europe, translation from the euro to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income.

      Pension and other postretirement plans — The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. The expected return on plan assets is based on a calculated asset value.

      Advertising expense — The cost of media advertising is generally expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

      Legal fees — MasterCard accrues legal costs that are expected to be incurred to defend MasterCard in certain litigation discussed in Note 14. The accruals are estimated based on management’s expectations of foreseeable costs after consultation with outside counsel, which are assessed in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” This policy has been applied since the commencement of certain litigation discussed in Note 14.

      Net income per share — MasterCard computes basic and diluted net income per share by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period.

Note 3.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,

	2002	2001	2000

Numerator for net income per share (basic and diluted):
Net income	$116,429	$142,061	$118,149
Denominator for net income per share (basic and diluted):
Weighted average shares outstanding	86,204	71,710	71,710

Net income per share (basic and diluted)	$1.35	$1.98	$1.65

Note 4.     Conversion to a Stock Company and Acquisition of EPI

Conversion

      On June 28, 2002, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, MasterCard International merged with a subsidiary of MasterCard Incorporated (the “Conversion”). In the Conversion, each principal member of MasterCard International received shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated, representing that member’s equity interest in the Company. Additionally, each principal member of MasterCard International received a class A membership interest in MasterCard International, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MasterCard International, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MasterCard International. MasterCard International is the Company’s principal operating subsidiary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      In connection with the Conversion, MasterCard acquired, directly and indirectly, 100% of the shares of EPI not previously owned by MasterCard International pursuant to a Share Exchange and Integration Agreement, dated as of February 13, 2002, entered into by MasterCard, MasterCard International and EPI (the “Integration Agreement”). EPI, now MasterCard Europe, is the Company’s principal operating subsidiary in Europe.

      The authorized capital stock of MasterCard consists of 275,000 shares of class A redeemable common stock, par value $.01 per share (of which 84,000 shares are issued and outstanding); 25,000 shares of class B convertible common stock, par value $.01 per share (of which 16,000 shares are issued and outstanding); and 75,000 shares of class C common stock, par value $.01 per share (of which no shares are issued or outstanding).

      If a stockholder of MasterCard Incorporated ceases to be a principal member of MasterCard International before July 1, 2005, the common stock will be redeemed at par value. After July 1, 2005, MasterCard may, at its option, redeem the common stock of a stockholder that ceases to be a principal member of MasterCard International for the book value of the shares, based on MasterCard’s financial statements most recently filed with the Securities and Exchange Commission.

      If MasterCard does not redeem the stockholder’s shares, a stockholder ceasing to be a member of MasterCard International after July 1, 2005 will be required to offer the unredeemed shares to the other stockholders of MasterCard Incorporated in accordance with procedures to be established by the board of directors.

      Under the terms of the Integration Agreement, class B convertible common stock will automatically be converted into class A redeemable common stock on or about July 1, 2005, except for certain class B shares attributable to the ec Pictogram brand in Europe (“ec Picto shares’). In accordance with the Integration Agreement, the class A shares will then be reallocated among the stockholders of MasterCard Incorporated on that date. The ec Picto shares will automatically be converted into shares of class A redeemable common stock and reallocated on or about July 1, 2007, in accordance with the terms of the Integration Agreement.

      Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, set forth in the certificate of incorporation of MasterCard Incorporated.

      Transfer of shares of common stock and assignment of the right to receive shares is not permitted, except under specific circumstances, until July 1, 2005. After July 1, 2005, each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the most recent global proxy calculation, as described in the Integration Agreement. Stockholders may be required to purchase or sell shares of MasterCard in order to satisfy these requirements within 12 months of receipt of notice from MasterCard that such purchase or sale is required.

Acquisition of EPI (“Integration”)

      In connection with the Integration Agreement, each shareholder of EPI (other than MasterCard International and MasterCard Europay U.K. Limited (“MEPUK”)) was required to enter into a separate share exchange agreement with MasterCard Incorporated and MasterCard International, pursuant to which it exchanged its EPI shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. In addition, the shareholders of MEPUK were required to enter into an agreement with MasterCard Incorporated pursuant to which they exchanged their MEPUK shares for a specified number of shares of class A redeemable common stock and class B convertible common stock of MasterCard Incorporated. As a result of the Integration, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. At the time of the Integration, MEPUK’s sole asset was

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

certain shares of EPI. MasterCard International and MEPUK continue to hold shares of EPI (now MasterCard Europe).

      MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a sophisticated set of information processing and transaction delivery services to these institutions. The Integration has allowed MasterCard International and MasterCard Europe to form an integrated, global payments company with a single management team and governance structure that is better able to address customer needs.

      The results of EPI’s operations have been included in the consolidated financial statements of the Company from June 28, 2002.

Purchase Price for EPI

      MasterCard Incorporated issued 23.76 million shares to the shareholders of EPI and MEPUK in the Integration, in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. However, of the 23.76 million shares issued, only 17.61 million were considered to be issued unconditionally. As discussed more fully below, the purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17.61 million unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company. A change in estimate which increased acquisition costs resulted in a corresponding increase to goodwill of $190 subsequent to the date of the acquisition of EPI.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Fair Value of EPI Assets Acquired and Liabilities Assumed

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 28, 2002, the date of the acquisition of EPI in the Integration, as determined based on an independent appraisal, and also reflects subsequent refinements to the estimated fair values through December 31, 2002. As the fair values are estimates, the allocation of the purchase price is subject to refinement while MasterCard finalizes the estimated valuation of certain intangible assets and finalizes plans and assumptions relating to certain exit cost liabilities. Certain balances for assets acquired and liabilities assumed have been reclassified to conform with MasterCard presentation for consistency:

Current assets	$193,865
Property, plant, and equipment	46,376
Goodwill	138,772
Other intangible assets	182,241
Other assets	6,652

Total assets acquired	567,906

Current liabilities	196,724
Deferred income taxes	71,357
Other liabilities	21,483

Total liabilities assumed	289,564

Net assets acquired	$278,342

      Subsequent to the acquisition date of EPI, the purchase price allocation was refined and amounts were reallocated to goodwill and the corresponding assets acquired and liabilities assumed. These refinements are included in the table above. Note 7 provides a summary of $4,111 of refinements to goodwill subsequent to the original purchase price allocation. The estimated values of certain capitalized software technologies were reduced by $4,911 after the values of the assets were finalized. Exit costs relating to the Integration increased by $2,041, of which $703 was reallocated to current liabilities and $1,338 was reallocated to other liabilities as discussed below. Deferred income taxes were reduced by $2,840 as a result of these changes in estimate.

      Of the $182,241 of acquired intangible assets (see Note 8) $27,753 was allocated to capitalized software and $10,795 was allocated to trademarks and tradenames. Both of these asset classes have a weighted average useful life of approximately three years and are amortized on a straight-line basis. In addition, $143,693 was allocated to customer relationships that have an indefinite useful life. Goodwill (see Note 7) and other intangible assets with indefinite lives are not subject to amortization. Goodwill is not tax deductible.

      Pursuant to the Integration Agreement, the bylaws of MasterCard International adopted on June 28, 2002 provide that the Company will assume the first $7,000 of losses or liabilities that relate to any breach of EPI’s representations or warranties in the Integration Agreement; any such losses or liabilities in excess of $7,000 could, under MasterCard International’s bylaws, be levied against MasterCard International’s European members as an assessment. MasterCard anticipates that certain former EPI liabilities could trigger this bylaw provision. The $7,000 is included in total liabilities assumed above.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Exit Costs Relating to the Integration

      Included in the total liabilities assumed above are preliminary estimates of exit costs relating to the Integration. A rollforward of the liability for exit costs is summarized as follows:

		Redundant
		Computer
	Europay	Systems/
	Brand/Logo	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2001	$—	$—	$—	$—
Initial exit costs upon Integration	11,225	7,794	2,515	21,534
Utilization	—	(2,341)	—	(2,341)
Change in estimate	—	2,583	(542)	2,041
Change in currency translation	656	75	147	878

Balance as of December 31, 2002	$11,881	$8,111	$2,120	$22,112

      A change in estimate which increased the preliminary estimate of exit costs relating to the Integration resulted in a corresponding increase to goodwill and deferred taxes subsequent to the date of the acquisition of EPI. Exit costs relating to redundant computer systems/technology elimination were increased by $2,583 to reflect external consulting services in excess of the preliminary estimate. The workforce reduction liability was decreased by $542 due to the redeployment of certain employees.

Pro Forma Results of Operations

      The unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, as if EPI had been combined as of January 1, 2001, are as follows:

	For the Years Ended
	December 31,

	2002	2001

Revenue	$2,000,158	$1,837,841
Net income	$126,630	$150,024
Net income per share (basic and diluted)	$1.27	$1.50

      These results have been prepared for comparative purposes only, and are not necessarily indicative of the results that would have occurred had the acquisition of EPI occurred on the dates indicated.

Note 5.     Investment Securities

      The amortized cost and fair value of investment securities available-for-sale are as follows:

	December 31,	December 31,
Municipal Bonds	2002	2001

Amortized cost	$482,356	$443,398
Gross unrealized gains	22,593	9,029
Gross unrealized losses	(10)	(1,337)

Fair value	$504,939	$451,090

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The maturity distribution based on contractual terms of investment securities available-for-sale at December 31, 2002, is as follows:

	Amortized
	Cost	Fair Value

Due within 1 year	$28,064	$28,412
Due after 1 year through 5 years	372,843	391,919
Due after 5 years through 10 years	81,449	84,608

	$482,356	$504,939

      The Company holds a 5.25 percent Missouri Development Bond maturing August 1, 2009 as an investment security held-to-maturity. The amortized cost of this security was $6,563 and $7,326 at December 31, 2002 and 2001, respectively. Principal and interest payments are received on a semi-annual basis. The fair value of this security approximates amortized cost.

      Components of investment income are as follows for each of the years ended December 31:

	2002	2001	2000

Interest income	$21,906	$22,302	$22,846
Dividend income	4,817	3,855	3,764
Investment securities available-for-sale:
Gross realized gains	4,035	1,994	306
Gross realized losses	(211)	(120)	(144)
Trading securities:
Unrealized (losses) gains, net	(6,983)	(8,659)	382
Realized gains, net	859	1,582	2,524
All other investment income	67	1,296	702

Total investment income	$24,490	$22,250	$30,380

Note 6.     Property, Plant and Equipment

      Property, plant and equipment consist of the following at December 31:

	2002	2001

Equipment	$294,541	$263,889
Building and land	130,028	80,898
Furniture and fixtures	34,486	41,307
Leasehold improvements	25,781	29,901

	484,836	415,995
Less accumulated depreciation and amortization	(258,116)	(256,253)

	$226,720	$159,742

      Depreciation and amortization expense for the above property, plant and equipment was $42,068, $43,015 and $40,952 for the years ended December 31, 2002, 2001 and 2000, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 7.     Goodwill

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (see Note 4):

Balance as of December 31, 2000	$7,743
Mondex International, Ltd. acquisition	3,103
Mondex International, Ltd. impairment charge	(3,103)
Cirrus goodwill amortization	(1,102)
Equity investment acquisition	500

Balance as of December 31, 2001	7,141
MasterCard Europe acquisition, at date of Integration	134,661
Change in estimate of exit costs relating to the Integration, net of tax	1,221
Change in estimate of acquisition costs for EPI	190
Change in estimated purchase price allocation, net of tax	2,890
Foreign currency translation	6,838

Balance as of December 31, 2002	$152,941

      The acquisition of the minority interest in Mondex International, Ltd. (“MXI”) during 2001 resulted in approximately $3,103 of goodwill. The Company performed an impairment analysis and concluded that the MXI goodwill was fully impaired based on projected cash flows. An impairment charge of $3,103 for MXI was recorded in general and administrative expense on the consolidated statements of income for the year ended December 31, 2001.

      Changes in the estimate of exit costs relating to the Integration resulted in a goodwill increase of $1,221, net of tax. Exit costs relating to redundant computer systems/technology were increased to reflect external consulting services in excess of the preliminary estimate. Additionally, exit costs relating to the workforce reduction liability were decreased due to the redeployment of certain employees. Changes in the estimate of acquisition costs for EPI resulted in a goodwill increase of $190 to reflect actual acquisition costs incurred. The preliminary estimates of certain capitalized software technologies were reduced after the values of the assets were finalized, which resulted in a $2,890 increase, net of tax, to goodwill to reflect the change in the estimated purchase price allocation.

      The following table sets forth the impact of the adoption of SFAS 142 on the Company’s earnings:

	For the Years Ended December 31,

	2002	2001	2000

Reported net income	$116,429	$142,061	$118,149
Goodwill amortization	—	1,102	1,102

Adjusted net income	$116,429	$143,163	$119,251

Reported net income per share (basic and diluted)	$1.35	$1.98	$1.65
Goodwill amortization	—	.02	.02

Adjusted net income per share (basic and diluted)	$1.35	$2.00	$1.67

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 8.     Other Intangible Assets

      The following table sets forth net intangible assets, other than goodwill:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Capitalized software	$211,250	$(93,184)	$118,066	$128,439	$(44,690)	$83,749
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	17,926	(2,557)	15,369	—	—	—
Other	728	(546)	182	728	(364)	364

Total	250,783	(117,166)	133,617	150,046	(65,933)	84,113
Unamortized intangible assets:
Customer relationships	152,086	—	152,086	—	—	—

Total	$402,869	$(117,166)	$285,703	$150,046	$(65,933)	$84,113

      Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,

	2002	2001	2000

Amortization	$48,437	$25,856	$17,343
Impairment	$6,370	$4,115	$8,609

      The impairment charge of $6,370 and $891 during 2002 and 2001, respectively, primarily resulted from the decision to discontinue the use of certain technology. The Company performed an impairment analysis on the related technology licenses and concluded that the carrying value of these assets was in excess of fair value. Fair value was estimated as zero due to discontinued future use. Impairment charges were recorded in general and administrative on the accompanying consolidated statements of income for each of the years ended December 31, 2002, 2001 and 2000.

      During 2001 and 2000, the Company evaluated the recoverability of certain franchise rights and recorded impairment charges of $3,224 and $8,609, respectively. Government restrictions and slower than expected development in certain countries limited future cash streams in the foreseeable future. As a result, the Company adjusted the carrying value of franchise rights associated with its consolidated subsidiaries Mondex Asia, Mondex China and Mondex India to the estimated net present value of future cash flows from those entities. On December 20, 2001, Mondex Asia sold franchise rights with a carrying value of $1,100 for $1,100. At December 31, 2001, the entire remaining balance of shareholder franchise rights had been fully amortized, impaired or sold.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table sets forth the estimated future amortization expense on amortized intangible assets for the year ending:

December 31, 2003	$64,743
December 31, 2004	$45,713
December 31, 2005	$20,092
December 31, 2006	$1,982
December 31, 2007	$1,087

Note 9.     Pension, Savings Plan and Other Benefits

      The Company has a noncontributory defined benefit pension plan covering substantially all of its U.S. employees. Effective January 1, 2000, the Company converted this plan from a final average pay plan to a cash balance plan. The cash balance plan credits participants annually with an amount equal to a percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. The company also then established an unfunded supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits on qualified plans by federal tax laws.

      In 2001, the Company eliminated the early retirement supplement under the cash balance plan, which provided supplemental monthly benefits provided that certain criteria were met.

      On June 28, 2002, in connection with its acquisition of MasterCard Europe, the Company assumed a defined benefit plan covering substantially all employees affiliated with MasterCard Europe. On December 31, 2002, the Company settled its benefit obligations and terminated the plan. All excess assets will be transferred to a new defined contribution plan.

      Net pension periodic cost (benefit) included the following components for the years ended December 31, 2002, 2001, and 2000. The U.S. plans include both the cash balance plan and the unfunded supplemental executive retirement plan.

				European
	U.S. Plans			Plan

	2002	2001	2000	2002

Service cost	$14,592	$11,378	$10,937	$1,140
Interest cost	7,508	6,288	5,703	335
Expected return on plan assets	(6,712)	(3,856)	(2,775)	(360)
Amortization of prior service cost	(314)	(404)	(223)	—
Amortization of transition asset	(32)	(116)	(116)	—
Recognized actuarial loss	1,409	1,063	1,513	—
Curtailment gain	—	—	—	(3,731)

Net periodic cost (benefit)	$16,451	$14,353	$15,039	$(2,616)

      The net periodic cost (benefit) was recorded as a component of general and administrative expense in the consolidated statements of income for the years ended December 31, 2002, 2001, and 2000.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table sets forth the pension plans’ funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2002 and 2001.

			European
	U.S. Plans		Plan

	2002	2001	2002

Change in benefit obligation
Benefit obligation at beginning of year	$100,731	$86,058	$—
Service cost	14,592	11,378	1,140
Interest cost	7,508	6,288	335
Plan amendments	789	(2,184)	—
Assumption of plan	—	—	14,157
Actuarial loss	6,168	2,330	—
Curtailment gain/settlement of plan liabilities	—	—	(14,867)
Benefits paid	(4,298)	(3,139)	(765)

Benefit obligation at end of year	$125,490	$100,731	$—

Change in plan assets
Fair value of plan assets at beginning of year	$63,727	$47,878	$—
Actual return on plan assets	(9,067)	(14)	360
Employer contributions	53,895	19,002	1,424
Assumption of plan	—	—	15,043
Settlement	—	—	(11,136)
Benefits paid	(4,298)	(3,139)	(765)

Fair value of plan assets at end of year	$104,257	$63,727	$4,926

Reconciliation of funded status
Funded status	$(21,233)	$(37,004)	$4,926
Unrecognized actuarial loss	35,629	15,092	—
Unrecognized transition asset	—	(32)	—
Unrecognized prior service cost	(1,791)	(2,894)	—

Prepaid (accrued) benefit cost	$12,605	$(24,838)	$4,926

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$17,234	$—	$4,926
Accrued benefit cost	(4,629)	(24,924)	—
Intangible asset	—	86	—

Net amount recognized	$12,605	$(24,838)	$4,926

Weighted-average assumptions
Discount rate	6.75%	7.25%	—
Expected return on plan assets	8.50%	8.50%	—
Rate of compensation increase	5.37%	7.00%	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The projected benefit obligation, the accumulated benefit obligation and fair value of plan assets for the cash balance plan were $97,625, $84,839 and $63,727, respectively, as of December 31, 2001. The cash balance plan’s assets exceeded its accumulated benefit obligation as of December 31, 2002.

      The projected benefit obligation and the accumulated benefit obligation for the unfunded supplemental executive retirement plan were $5,005 and $4,452, respectively, as of December 31, 2002 and $3,106 and $2,781, respectively, as of December 31, 2001.

      The majority of the Company’s employees are eligible to participate in a defined contribution savings plan sponsored by the Company. The plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s contribution aggregated $24,285, $19,905 and $17,180 for 2002, 2001 and 2000, respectively. Participating employees can invest contributions among several fund alternatives.

      The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of MasterCard members. Participants vest at a rate of 20% each year. If a participant is not fully vested and redeems his or her shares, appreciation is forfeited and returned to MasterCard. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”). Although contributions to the VAP have been discontinued, plan assets remain intact and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2002 and 2001 was $5,026 and $9,582, respectively, and the (income)/expense was ($3,854), ($6,114) and $499 for the years ending December 31, 2002, 2001 and 2000, respectively.

      MasterCard’s EIP is a performance unit plan, in which participants receive grants of units with a target value contingent on the achievement of the Company’s long-term performance goals. Performance unit awards are paid in the form of cash over a 5-year vesting period. The end value of the units will vary based upon the level of performance achieved. Employees who are designated Senior Vice President or higher by March 31st of the calendar year are eligible for participation in any performance period, provided they have met certain performance criteria. The Compensation Committee and/or the President and Chief Executive Officer also have discretion to designate other employees as eligible to participate in the plan.

      Performance units are granted under the EIP with an actual value that will be calculated based on the Company’s performance over a three-year period. Each unit is valued at threshold ($50), target ($100) or maximum ($200) if, on a weighted-average basis, threshold, target or maximum performance is achieved for all of the performance measures. The value of the units are increased or decreased on a straight-line basis. The units are not valued if performance is below the threshold. The performance units vest over three- and five-year periods. Upon completion of the three-year performance period, participants receive a payment equal to 80% of the award earned. The remaining 20% of the award is paid upon completion of two additional years of service. The Company’s liability related to EIP at December 31, 2002 and December 31, 2001 was $85,551 and $76,135, respectively, and the expense was $36,545, $31,536 and $29,682 for the years ending December 31, 2002, 2001 and 2000, respectively.

      Both the VAP and the EIP are accounted for in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option of Award Plans” (“FIN 28”). In accordance with FIN 28, compensation is accrued as a charge to expense over the periods the employee performs the related services.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 10.     Postretirement Health and Life Insurance Benefits

      Prior to 2001, MasterCard maintained a combined defined benefit/defined contribution postretirement benefit plan for retirees that included healthcare benefits and life insurance benefits. However, certain participants were grandfathered and received full medical and life insurance benefits.

      In 2001, MasterCard modified certain provisions of its postretirement plan based on certain business objectives. The new plan better aligns with the Company’s cash balance pension plan by providing annual contributions for medical benefits based upon employee service. The new program does not alter benefits applicable to grandfathered participants.

      In adopting SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” MasterCard elected to defer and amortize the $11,592 transition obligation through the year 2013.

      The following table presents the status of the Company’s postretirement benefit plan at December 31:

	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$27,006	$25,455
Service cost	2,208	1,706
Interest cost	1,919	1,692
Plan amendments	—	909
Actuarial (gain) or loss	2,685	(2,476)
Benefits paid	(432)	(280)

Benefit obligation at end of year	$33,386	$27,006

Change in plan assets
Employer contributions	$432	$280
Benefits paid	(432)	(280)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(33,386)	$(27,006)
Unrecognized actuarial gain	(5,688)	(8,778)
Unrecognized transition obligation	5,796	6,376
Unrecognized prior service cost	772	840

Accrued benefit cost	$(32,506)	$(28,568)

Weighted-average assumptions
Discount rate	6.75%	7.25%
Rate of compensation increase	5.37%	7.00%

      At December 31, 2002 and 2001, the accrued benefit cost was recorded on the consolidated balance sheets within other long-term liabilities.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Net periodic postretirement benefit cost for the years ended December 31:

	2002	2001	2000

Service cost	$2,208	$1,706	$2,309
Interest cost	1,919	1,692	1,657
Amortization of prior service cost	68	68	—
Amortization of transition obligation	580	580	580
Recognized actuarial gain	(405)	(548)	(284)

Net periodic cost	$4,370	$3,498	$4,262

      The net periodic postretirement benefit cost was recorded as a component of general and administrative expenses in the consolidated statements of income for the year ended December 31, 2002, 2001 and 2000.

      The Company assumed an annual increase in the per capita cost of health care benefits of 7.5% in 2002, 7.0% in 2003, declining gradually to 5.5% by 2006 and remaining level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease

Effect on postretirement obligation	$4,099	$(3,389)
Effect on total service and interest cost components	546	(449)

Note 11.	Debt

      In June 2002, MasterCard International entered a 364-day revolving credit facility (the “Credit Facility”) with certain financial institutions that expires on June 3, 2003. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard International members. The Credit Facility replaced MasterCard International’s $1,200,000 credit facility under a 364-day revolving credit agreement that expired June 4, 2002. Under the terms of the Credit Facility, MasterCard International has commitments of $1,200,000 which can be borrowed in the form of revolving loans. Interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of any draw down. Under the Credit Facility, MasterCard International also agreed to pay a facility fee equal to 7 basis points per annum on each lender’s commitment. MasterCard International has also agreed to pay upfront fees of $434 and administrative fees of $209, which are being amortized straight-line over one year. Facility and other fees associated with this credit facility totaled $1,636, $1,513 and $1,279 for each of the years ended December 31, 2002, 2001 and 2000. On August 1, 2002, the borrower under the facility was converted from MasterCard International to MasterCard Incorporated. MasterCard was in compliance with the facility covenants as of December 31, 2002 and was in compliance with the covenants for the previous facility at December 31, 2001. There were no borrowings under the facility at December 31, 2002. On September 11, 2001, MasterCard drew down the entire line for one day as a precautionary measure and repaid it on the following day, with minimal financial impact.

      In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the Notes with a “make whole” payment to the investors if market interest rates are lower at the time of prepayment. The interest on the Notes was $5,336 for each of the years ended December 31, 2002, 2001 and 2000. The Company was in compliance with the covenants of the Notes as of December 31, 2002 and 2001. The principal amount of the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Notes outstanding at December 31, 2002 and 2001 was $80,000. The fair value of the Notes is estimated at $88,581 and $80,418 at December 31, 2002 and 2001, respectively.

      In October 1993, MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, entered into a multi-purpose unsecured credit facility with a bank to satisfy certain operational funding requirements. The final amendment of this agreement, dated October 1999, allows for funding for a period of up to twelve months from the borrowing date for a maximum amount of 35,000 euros. The credit facility can be used for overnight overdrafts, intraday overdrafts, straight loans, and guarantees. This agreement requires the payment of interest at varying rates. For a straight loan, drawdown interest is paid at the Euro Interbank Offered Rate (“EURIBOR”) plus 15 basis points. For overdrafts on euro accounts and U.S. dollar accounts, interest is paid at a rate of the Euro Overnight Index Average (“EONIA”) plus 50 basis points and the U.S. dollar call rate plus 50 basis points, respectively. To cover overdrafts, the bank will automatically activate the credit facility. For bank guarantees, the guarantee fee is paid at a rate of 1.5% per annum. At December 31, 2002, the facility supported 13 bank-issued guarantees for a total of 608 euros, which reduced the amount of funds available under the facility. From time to time, the Company may convert the borrowing to a straight loan. There were no borrowings under this facility at December 31, 2002.

      In February 2001, MasterCard Europe entered into an unsecured credit agreement with a bank to provide fixed-term financing to fund certain settlement service operations for up to 30,000 euros. This agreement allows for borrowings to be outstanding for a period of seven to thirty days. Under this agreement, interest is paid at EURIBOR plus 15 basis points. The rates of interest are set at the current market rate, and the bank at its discretion can modify the offered margins to reflect market conditions. There were no borrowings under this facility at December 31, 2002.

      In September 2002, MasterCard Europe increased its credit facility with a separate bank from 10,000 euros to 100,000 euros to cover multi-currency overdrafts. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100,000 euros and Euro LIBOR plus 250 basis points for amounts over the 100,000 euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no borrowings under this facility at December 31, 2002.

      From time to time, the Company has temporary overdrafts at banks due to timing differences related to settlement or corporate activity. At December 31, 2001 and 2000 there were net cash account overdraft positions of $9,531 and $4,088, respectively, which have been recorded in other current liabilities. The Company had no overdrafts at December 31, 2002.

Note 12.	Commitments and Contingent Liabilities

      On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”), which is the SPE referenced in Note 2. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380. Rent is payable in amounts equal to interest payments on the Secured Notes and any returns to equity-holders. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at December 31, 2002. Additionally, upon the occurrence of specific events of default, MasterCard International will guarantee repayment of the total outstanding principal and interest on the Secured Notes and take ownership of the facility. The lease agreement permits MasterCard International to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

agreement after August 31, 2006. At December 31, 2002, the impact of consolidating the SPE on MasterCard’s consolidated balance sheets would result in recording $154,000 in assets, $149,380 in debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. For the year ended December 31, 2002, there would have been no impact on net income. However, interest income, interest expense and minority interest would have been increased by equal and offsetting amounts.

      Global rental expense for the Company’s office space aggregated approximately $25,651, $22,110 and $16,254 for the years ended December 31, 2002, 2001 and 2000, respectively. Lease expense for automobiles, computer equipment, and office equipment aggregated $2,484, $2,537 and $3,105 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The future minimum payments under non-cancelable operating leases for office buildings and equipment, sponsorships, licensing and other agreements at December 31, 2002 are as follows:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

2003	$197,514	$39,712	$157,802
2004	159,651	26,633	133,018
2005	133,221	21,898	111,323
2006	90,151	18,852	71,299
2007	36,224	16,577	19,647
Thereafter	26,577	21,103	5,474

Total	$643,338	$144,775	$498,563

Note 13.     Income Tax

      The total income tax expense for the years ended December 31 is comprised of the following components:

	2002	2001	2000

Current
Federal	$35,640	$83,755	$68,650
State and local	3,371	6,434	8,505
Foreign	(2,666)	889	2,350

	36,345	91,078	79,505
Deferred
Federal	11,442	(1,523)	2,200
State and local	5,096	1,323	377
Foreign	(10,924)	—	—

	5,614	(200)	2,577

Total income tax expense	$41,959	$90,878	$82,082

      For the year ended December 31, 2002, domestic operations contributed approximately $151,840 to income before income taxes and foreign operations resulted in income before income taxes of approximately $6,548.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income for the years ended December 31, as a result of the following:

	2002	2001	2000

Federal statutory tax rate	35.0%	35.0%	35.0%
State tax, net of Federal benefit	3.9	2.2	3.1
Foreign tax effect, net of Federal benefit	(10.7)	2.1	2.5
Non-deductible expenses and other differences	2.7	2.4	2.9
Tax-exempt income	(4.4)	(2.7)	(2.5)

Effective tax rate	26.5%	39.0%	41.0%

      The decrease in the effective tax rate is attributable to several items, some of which are not expected to recur. In December, 2002 the Belgium statutory tax rate was reduced from 40.2% to 34.0%. As a result, deferred income tax liabilities established in connection with the acquisition of MasterCard Europe were revalued based on the lower Belgian income tax rate. In addition, we anticipate settling certain tax examinations on a favorable basis. The effective rate was further decreased by a change in the geographic distribution of pretax income from jurisdictions with higher state tax rates to those with lower rates. Furthermore, the Company realized significant foreign tax credits relating to prior periods. The benefits of these items in lowering the effective tax rate were partially offset by a one-time increase in state income tax expense attributable to the revaluation of deferred state tax as a result of lower state tax rates.

      Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets (liabilities) at December 31 are comprised of the following:

	Assets (Liabilities)

	2002		2001

	Current	Non-current	Current	Non-current

Accrued liabilities	$25,692	$3,951	$18,549	$501
Changes in tax methods	—	—	(4,635)	—
Deferred compensation and benefits	1,970	51,464	1,246	56,227
Excess foreign losses	—	9,062	—	9,343
Gains/losses included in comprehensive income	(8,119)	593	(3,077)	593
Intangible assets	—	(51,933)	—	18,864
Prepaid state tax credits	144	6,563	160	7,326
Property, plant and equipment	—	(48,484)	—	(22,390)
Other items	2,979	14,749	452	2,233
Valuation allowance	—	(12,073)	—	(6,162)

	$22,666	$(26,108)	$12,695	$66,535

      The valuation allowance relates to the ability to recognize tax benefits associated with the Company’s foreign operations and capital loss carry forwards. The valuation allowance was $8,339 at December 31, 2000. The valuation allowance increased in years in which additional foreign losses and capital losses were incurred but tax benefits could not be recognized and decreased in years in which losses were recognized.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      As of December 31, 2002, the Company’s estimated capital loss carry forwards are $28 million. If not utilized, the capital loss carry forwards will expire in 2006.

Note 14.     Legal Proceedings

      MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on its results of operations, financial position or cash flows and as such, consistent with Financial Accounting Standards No. 5, “Accounting for Contingencies”, no accrual has been made.

Department of Justice Antitrust Litigation

      In October 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. At the same time, the DOJ conceded that “dual issuance” — a term describing the structure of the bank card industry in the United States in which a single financial institution can issue both MasterCard and Visa-branded cards — was pro-competitive. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

      On November 26, 2001, the judge issued a final judgment that orders MasterCard to repeal the CPP insofar as it applies to issuers and enjoins MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The judge also concluded that during the period in which the CPP was in effect, MasterCard was able to “lock up” certain members by entering into long-term agreements with them

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

pursuant to which the members committed to maintain a certain percentage of their general purpose card volume, new card issuance or total number of cards in force in the United States on MasterCard’s network. Accordingly, the final judgment provides that there will be a period (commencing on the effective date of the judgment and ending on the later of two years from that date or two years from the resolution of any final appeal) during which MasterCard will be required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. MasterCard would be free to apply to the district court to recover funds paid but not yet earned under any terminated agreement. The final judgment imposes parallel requirements on Visa. The judge explicitly provided that MasterCard and Visa would be free to enter into new partnership or member business agreements in the future.

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

Merchant Antitrust Litigation

      Commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which ensures universal acceptance for consumers by requiring merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desire the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claim that MasterCard and Visa have conspired to monopolize what they characterize as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. There are related consumer class actions pending in two state courts that have been stayed pending developments in this matter.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Motions seeking summary judgment have been filed by both sides and fully briefed in the district court. Arguments for summary judgment motions were held on January 10, 2003. The district court judge reserved decision on the motions. A trial date of April 28, 2003 has been set.

      Based upon publicly available information, the plaintiffs previously have asserted damage claims in this litigation of approximately $8 billion, before any trebling under U.S. federal antitrust law. Other public estimates (including estimates set forth in the dissenting opinion of the Second Circuit) place the plaintiffs’ estimated damage claims at approximately $50 billion to $100 billion, depending on the source. In addition, the plaintiffs’ damage claims could be materially higher than these amounts as a result of the passage of time and substantive changes in the theory of damages presented by the plaintiffs. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. MasterCard believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on MasterCard’s results of operations, financial position or cash flows. In accordance with its policy pertaining to legal fees described in Note 2, the Company accrued legal costs for its probable estimated legal fees in connection with its participation in these proceedings.

      Several lawsuits have been commenced by merchants who have opted not to participate in the class action litigation. Thus far, separate lawsuits have been commenced by Meijer Stores, Toys “R” Us, Giant Eagle and Home Depot. MasterCard is seeking to have all of these cases transferred to the U.S. District Court for the Eastern District of New York.

Currency Conversion Litigations

      MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit pending in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002 and concluded on November 27, 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaints assert that, during the four-year period that preceded the respective lawsuits, MasterCard collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

      On February 5, 2003, the trial court judge issued a preliminary decision in the Schwartz matter, which is under seal. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The parties filed objections to the preliminary decision on February 27, 2003. A hearing on the objections was held on March 4, 2003. If the decision is not modified prior to becoming final, MasterCard presently intends to appeal the decision.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Although MasterCard Europe is not an addressee of the Statement of Objections, its rules also contain a cross-border MIF. MasterCard Europe intends to engage in discussions with the European Commission in order to determine under what conditions the European Commission would grant a formal exemption or comfort letter for MasterCard Europe’s MIF. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine what action the European Commission will take with respect to MasterCard Europe’s MIF.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Statement of Objections (“SOO”) under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by the acquiring bank to the issuing bank in connection with point of sale transactions and multilateral service fee (“MSF”), the fee paid by issuing banks to acquiring banks when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, established by MasterCard U.K. Members Forum Limited (formerly MEPUK) for domestic credit card transactions in the United Kingdom. The SOO contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January, 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the SOO, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued an amended SOO, which also contains preliminary conclusions that challenge MasterCard’s U.K. MIF under the Competition Act.

      Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, changes to these fees could significantly impact MasterCard’s U.K. members and the MasterCard business in the U.K. At this time, it is not possible to determine what action the OFT will take with respect to the MasterCard MIF and MSF.

      Australia. On August 27, 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act 1998 (the “Act”) applicable to four-party credit card payment systems in Australia, including MasterCard’s. The RBA regulations would impose a number of changes on the operation of four-party credit card systems that could significantly impact MasterCard International’s Australian members and the MasterCard business in Australia. Among other things, the RBA regulations permit non-deposit-taking institutions to issue credit cards and acquire credit card transactions in Australia, mandate a formula for calculating interchange fees that fails to account for certain costs incurred by issuers (such as credit losses) and effectively requires a reduction in domestic interchange fees, and prohibit MasterCard and other four-party credit card systems from enforcing their respective “no surcharge” and “net issuer” rules. The no surcharge rule generally prevents merchants from charging supplemental fees for the use of payment cards at the point of sale, and the net issuer rule requires institutions participating in the relevant system to issue payment cards in addition to conducting merchant acquiring activities.

      On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA has failed to comply with the obligations imposed upon it by the Act. Among other things, MasterCard believes that the RBA regulations fail to satisfy the public interest test mandated by the Act because they can be expected to impose additional costs on Australian consumers, place small businesses at a competitive disadvantage to larger retailers, and encourage small or regional banks to exit the credit card business in Australia. Visa International Corp. filed a similar application with the Federal Court of Australia on September 19, 2002. A hearing on the matter is scheduled to begin on May 19, 2003. At this time, it is not possible to determine the outcome of MasterCard’s legal challenge to the RBA regulations.

      United States. In July 2002, a putative class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

U.S.A., Inc., Visa International Corp. and several member banks in California, alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. Defendants filed a motion to dismiss the complaint on September 10, 2002. The motion has been fully briefed. The case was recently reassigned to a new judge in federal district court in San Francisco. Neither an oral argument date on the motion nor a trial date has been set in this matter.

      Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Japan, Poland and Hong Kong, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of such fees.

Note 15.     Settlement and Travelers Cheque Risk Management

      The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Generally, settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International takes assignment of the underlying receivables. Subject to approval by the Board of Directors and certain limitations provided in the Company’s bylaws, members may be assessed for the amount of any settlement loss.

      Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. Member-reported transaction data and the transaction clearing data underlying these estimations may be revised in subsequent reporting periods. MasterCard’s estimated settlement exposure utilizing the aforementioned methodology for the quarters ended December 31, 2002, September 30, 2002 and December 31, 2001, after consideration of the collateral amounts set forth below, amounted to $9,793,848, $9,145,505 and $8,330,609, respectively. A portion of the Company’s uncollateralized estimated settlement exposure for MasterCard-branded transactions (estimated at $1,053,091, $954,372 and $569,247 for the quarters ended December 31, 2002, September 30, 2002 and December 31, 2001, respectively) relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards. The increase in uncollateralized exposure for non-compliant members was based on volume increases and certain members falling out of compliance with MasterCard’s member risk standards in 2002 primarily caused by rating downgrades and regulatory scrutiny. From time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary. In the event of uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment. MasterCard International has established a reserve of $1,254 which is an estimate of probable future losses.

      To minimize its exposure to settlement risk, MasterCard International members that are not in compliance with the Company’s risk standards in effect at the time may be required, after management review of the individual risk circumstances, to provide collateral, typically in the form of letters of credit, bank guarantees, cash deposits or escrow accounts. MasterCard held collateral for estimated legal settlement risk of MasterCard-branded transactions in the amount of $1,394,644, $1,307,329 and $1,267,017 at December 31, 2002, September 30, 2002 and December 31, 2001, respectively. In addition to these amounts, MasterCard held collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of acquirer settlement failure as described below; and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Cirrus and Maestro related risk as described below. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

      MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 62%, 63% and 65% in North America and 21%, 22% and 18% in Europe for the quarters ended December 31, 2002, September 30, 2002 and December 31, 2001, respectively. In addition to the settlement risk identified above, the Company provides settlement guarantees with respect to certain Cirrus and Maestro transactions that the Company processes. The Company’s estimated Cirrus and Maestro settlement exposures, utilizing the aforementioned methodology, were $467,560, $630,247 and $434,103 for the quarters ended December 31, 2002, September 30, 2002 and December 31, 2001, respectively. The Company holds collateral for a portion of these exposures. In addition, the Company guarantees certain Cirrus- and Maestro-branded transactions in Europe and certain Maestro-branded transactions in Latin America that are processed outside of the Cirrus and Maestro settlement systems. The Company is currently not able to quantify these exposures. Collateral is also held for a portion of these exposures.

      In order to maintain the integrity and acceptance of the Company’s brands, although it is not contractually obligated to do so, the Company may also elect to pay merchants for transactions in the event that a principal acquiring member of MasterCard International defaults on its obligations to the merchants. MasterCard holds collateral to cover this risk from certain acquirers depending on their individual risk circumstances.

      MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques outstanding to ensure payment if issuers default. The term and amount of the guarantee are unlimited. MasterCard had outstanding MasterCard-branded travelers cheques of $1,377,933 and $1,591,940 at December 31, 2002 and December 31, 2001, respectively. MasterCard holds approximately $2,325 in cash in order to meet travelers cheques obligations of certain issuers who have discontinued their MasterCard travelers cheques programs. A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $1,153,233 and $1,368,526 at December 31, 2002 and December 31, 2001, respectively, from a financial institution in order to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $35,731 and $36,689 at December 31, 2002 and December 31, 2001, respectively, from financial institutions in order to cover the exposure of outstanding travelers cheques with respect to another issuer.

Note 16.     Foreign Exchange Risk Management

      The Company enters into foreign exchange contracts to minimize the risk associated with anticipated revenues and expenses, and assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are listed below separated by functional currency.

U.S. Dollar Functional Currency

	December 31, 2002		December 31, 2001

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$38,824	$(52)	$10,622	$11
Commitments to sell foreign currency	24,689	(99)	2,505	(12)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Euro Functional Currency

	December 31, 2002		December 31, 2001

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$199,238	$(2,431)	$—	$—
Commitments to sell foreign currency	7,870	(12)	—	—

      The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Swiss francs, Japanese yen, and Canadian dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay to) terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months and the Company has deferred $2,498 of net losses in other comprehensive income as of December 31, 2002, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at December 31, 2002 and December 31, 2001.

      Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counter-parties involved. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 17.	Segment Reporting

      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” MasterCard has one reportable segment, “Payment Services.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analyses of MasterCard as one operating segment. The CEO has been identified as the chief operating decision-maker.

      There is no single customer that accounted for more than 10 percent of the Company’s revenue. Revenue generated in the United States of America accounted for approximately 61%, 65% and 66% of the Company’s total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The Company estimates that no other individual country contributed a significant portion to the Company’s revenue for each of the years ended December 31, 2002, 2001 and 2000.

      MasterCard does not maintain or measure long-lived assets by geographic location.

Note 18.	Subsequent Event

      MasterCard purchased a building on January 7, 2003 in Kansas City, Missouri for approximately $24,000. This building will be a backup data center which will replace the existing backup data center in Lake Success, New York.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA

(In thousands, except per share data)

	2002 Quarter Ended

	March 31	June 30	September 30	December 31	2002 Total

			(Unaudited)
Revenue	$392,952	$450,189	$539,435	$509,235	$1,891,811
Operating income (loss)	78,324	52,749	126,527	(115,603)	141,997
Net income (loss)	53,596	36,389	77,930	(51,486)	116,429
Net income (loss) per share (basic and diluted)	$.75	$.50	$.78	$(.52)	$1.35
Weighted average shares outstanding (basic and diluted)	71,710	72,643	100,000	100,000	86,204

      The sum of quarterly net income (loss) per share (basic and diluted) will not equal the 2002 total due to share issuance during the year as a result of the acquisition of MasterCard Europe.

	2001 Quarter Ended

	March 31	June 30	September 30	December 31	2001 Total

			(Unaudited)
Revenue	$376,838	$418,621	$403,425	$412,450	$1,611,334
Operating income (loss)	85,416	68,882	74,017	(6,613)	221,702
Net income (loss)	51,310	47,834	46,625	(3,708)	142,061
Net income (loss) per share (basic and diluted)	$.71	$.67	$.65	$(.05)	$1.98
Weighted average shares outstanding (basic and diluted)	71,710	71,710	71,710	71,710	71,710

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The board of directors of MasterCard Incorporated is comprised of 18 voting directors and two non-voting directors. Presently there are two vacancies on the board of directors. The certificate of incorporation of MasterCard International requires MasterCard Incorporated, as the sole class B member of MasterCard International, to elect the directors of MasterCard Incorporated to serve as the directors of MasterCard International.

      The board of directors of MasterCard Incorporated is subject to election for a one-year term at the annual meeting of stockholders of MasterCard Incorporated presently scheduled to be held on April 23, 2003. Subject to the requirements set forth in the bylaws of MasterCard Incorporated, the Nominating and Corporate Governance Committee of the MasterCard Incorporated board of directors is charged with nominating individuals to stand for election as directors at annual meetings of stockholders. The Nominating and Corporate Governance Committee is expected to meet on March 19, 2003 to make such nominations for the 2003 annual meeting of stockholders. At this meeting, the Committee is expected to nominate substantially all of the existing slate of directors described below to stand for election at the 2003 annual meeting of stockholders, together with such number of director-nominees as is required to allow for the election of 18 voting directors and two non-voting directors at the annual meeting of stockholders.

      The bylaws of MasterCard Incorporated require that directors be officers of a member institution of MasterCard International or an individual otherwise uniquely qualified to provide guidance on MasterCard’s affairs. During the three-year transition period following the closing of the Integration, which includes 2003, one third of the total number of directors will be representatives of European member-stockholders, one third of the total number of directors will be representatives of U.S. member-stockholders, the President and Chief Executive Officer will be a director, and the remaining directors will be apportioned among the other regions of MasterCard International in accordance with the percentage of common stock of MasterCard Incorporated owned by the stockholders of those regions.

      A number of the largest members of MasterCard International that generate significant business for MasterCard have representatives on the MasterCard Incorporated board of directors. If any of these members were to lose its representation on the board, this could have a detrimental effect on our business relationship with that member. One member-stockholder of MasterCard Incorporated holding more than 5% of MasterCard Incorporated common stock is entitled to cancel its business agreement with MasterCard International if one of its employees does not have a board seat.

      The following table sets forth certain information regarding the current directors and executive officers of MasterCard Incorporated and MasterCard International.

Name	Age	Position

Lance L. Weaver	48	Chairman of the Board and Director
Baldomero Falcones Jaquotot	56	Vice Chairman and Director
Donald L. Boudreau	62	Chairman Emeritus and non-voting Director
Robert W. Selander	52	President, Chief Executive Officer and Director
William F. Aldinger	55	Director
Hiroshi Arai	73	Director
Jacques F. Bischoff	48	Director
William R.P. Dalton	59	Director
Augusto M. Escalante Juanes	53	Director
Jan A.M. Hendrikx	56	Director
Peter Hoch	62	President, MasterCard Europe region and non-voting Director

Name	Age	Position

Donald H. Layton	52	Director
Jean-Pierre Ledru	63	Director
Norman C. McLuskie	58	Director
Robert W. Pearce	48	Director
Jac Verhaegen	62	Director
Robert B. Willumstad	57	Director
Mark H. Wright	57	Director
Denise K. Fletcher	54	Executive Vice President, Chief Financial Officer and Treasurer
Noah J. Hanft	50	General Counsel and Secretary
Alan J. Heuer	61	Senior Executive Vice President, Customer Group
Jerry McElhatton	64	Senior Executive Vice President, Global Technology & Operations
Chris A. McWilton	44	Senior Vice President and Controller (effective first quarter 2003)
Michael W. Michl	57	Executive Vice President, Central Resources
Spencer Schwartz	36	Senior Vice President and Controller
Christopher D. Thom	54	Senior Executive Vice President, Global Development Group

Directors

      Biographies of the directors of MasterCard Incorporated are set forth below. With the exception of Mr. Selander, the President and Chief Executive Officer of MasterCard Incorporated, Mr. Boudreau, the Chairman Emeritus, and Mr. Hoch, the President of MasterCard Europe, all MasterCard Incorporated directors are presently employees of members of MasterCard International.

      Lance L. Weaver is an Executive Vice Chairman of MBNA America Bank, N.A. and Chairman of the board of MasterCard Incorporated. Mr. Weaver was first elected to the MasterCard board of directors in 1997 and was elected chairman of the board in 2001. Before joining MBNA America Bank in 1991, Mr. Weaver held various management positions with Wells Fargo and Citicorp/ Citibank. He is director of MBNA America Bank and MBNA Information Services. He also serves on the board of directors of the Christiana Care Corporation. He is a member of the Georgetown University Board of Directors and the Tower Hill School Board of Trustees.

      Baldomero Falcones Jaquotot is Director General of Banco Santander Central Hispano and Vice Chairman of the board of MasterCard Incorporated. He has been a member of the MasterCard board of directors since 1997. Mr. Falcones joined Banco Hispano Industrial, a predecessor of Banco Santander Central Hispano, in 1984 and has served as Senior Executive Vice President and a member of the Executive Committee of Banco Santander Central Hispano for fifteen years. Mr. Falcones also serves as Chairman of Europay España, S.A., Sociedad Española de Tarjetas Inteligentes and Santander Central Hispano, Seguros y Reaseguros, S.A. He is a director of Sistema 4B, S.A., B2BF, S.A. and Euroforum, S.A.

      Donald L. Boudreau is Chairman Emeritus and a non-voting advisory director of MasterCard Incorporated. Mr. Boudreau has served on the MasterCard board of directors since 1997 and was the Chairman of the MasterCard board of directors from April 1998 to March 2001. Mr. Boudreau is a retired Vice Chairman of The Chase Manhattan Corporation and The Chase Manhattan Bank, where he was a member of the Executive Committee. Mr. Boudreau served in a variety of positions during his 40 year career at Chase, and most recently was responsible for all of Chase’s small and consumer and middle market businesses. Mr. Boudreau is a member of the board of directors of the New York City Blood Center, and a member of the board of trustees of the New York Presbyterian Hospital, Pace University and the United Way of Tri-State.

      Robert W. Selander is President and Chief Executive Officer of MasterCard Incorporated. Mr. Selander has served on the MasterCard board of directors since 1997. Prior to his election as President and Chief Executive Officer of MasterCard, Mr. Selander was an Executive Vice President and President of the MasterCard International Europe, Middle East/ Africa and Canada regions. Before joining MasterCard in 1994, Mr. Selander spent two decades with Citicorp/ Citibank, N.A. He currently serves as a director of Hartford Financial Services Group.

      William F. Aldinger is Chairman and Chief Executive Officer of Household International. Mr. Aldinger was first elected to the MasterCard board of directors in 1998 and is a former member of MasterCard’s U.S. region board of directors. Mr. Aldinger joined Household International in 1994, and prior to that time served in various positions at Wells Fargo Bank, including Vice Chairman. Mr. Aldinger is a member of the boards of directors of Illinois Tool Works, Inc., Evanston Northwestern Healthcare and Chicago Urban League Business Advisory Council. He is a member of the combined boards of directors of Children’s Memorial Medical Center/ Children’s Memorial Hospital and the Children’s Memorial Foundation located in Chicago. Mr. Aldinger is also a member of the board of trustees of Northwestern University and the J.L. Kellogg Graduate School of Management.

      Hiroshi Arai is the Chairman of the Board of Orient Corporation, a position he has held since 1999. Mr. Arai has been a member of the MasterCard board of directors since 1999 and is currently a member of MasterCard’s Asia/ Pacific region board of directors. Prior to joining Orient Corporation in 1993, Mr. Arai was employed for forty years with Dai-ichi Kangyo Bank, where he held various positions including Deputy President.

      Dr. Jacques Bischoff is the Chief Executive Officer of Telekurs Europay AG. He has been a member of the MasterCard board of directors since June 2002. He has served as Chief Executive Officer of Europay (Switzerland) SA since 1995, and is responsible for overall operations (finances, administration, human resources), marketing and sales, strategic and medium-term planning. From 1996 through 2001, Dr. Bischoff was a member of the Management Committee of Telekurs Holding Ltd., a joint venture of Swiss banks primarily involved with payment and clearing systems and financial information systems. He became Deputy CEO of Telekurs Holding Ltd in October 2000. Dr. Bischoff was appointed general counsel of Telekurs Group in 1990. Before joining Telekurs Group in 1986, he worked for UBS.

      William R. P. Dalton is Chief Executive of HSBC Bank plc and a director of HSBC Holdings plc. Mr. Dalton was first elected to the MasterCard board of directors in 1998. Prior to joining HSBC Bank plc in 1998, Mr. Dalton served as President and Chief Executive Officer of HSBC Bank Canada. Mr. Dalton joined HSBC Bank Canada in 1980. Mr. Dalton is a director of HSBC Investment Bank Holdings plc, CCF SA and HSBC Private Banking Holdings (Suisse) SA. He is Chairman of Young Enterprise in the United Kingdom and Vice President of the Chartered Institute of Bankers. In addition, Mr. Dalton is a Fellow of the Institute of Canadian Bankers and a Fellow of the Chartered Institute of Bankers.

      Augusto M. Escalante Juanes is Deputy President, Consumer Product and Marketing Areas, Banco Nacional de Mexico, S.A. Mr. Escalante Juanes was elected to the MasterCard board of directors in 2001 after having previously served on the board from April 1998 to March 1999, and is a former chairman of MasterCard’s Latin America and Caribbean region board of directors. Mr. Escalante Juanes joined Banco Nacional de Mexico in 1991. At Banco Nacional de Mexico, Mr. Escalante Juanes is responsible for all consumer products, both deposit and credit, and all marketing and advertising for the Financial Group of Banco Nacional de Mexico. He was previously Deputy President, Bank Card and Electronic Services Area, and Deputy President, Consumer Loans Area of Banco Nacional de Mexico.

      Jan A.M. Hendrikx is Chief Executive Officer of EURO Kartensysteme. Mr. Hendrikx was first elected to the MasterCard board of directors in 2001. Mr. Hendrikx joined EURO Kartensysteme in 1997 as chief executive officer and prior to that time served in senior positions in the European offices of Visa International and Citibank.

      Dr. Peter Hoch is President of MasterCard’s Europe region and a member of MasterCard’s Executive Management Group. Dr. Hoch is a non-voting, advisory director of MasterCard Incorporated. Dr. Hoch was a

Vice Chairman of Europay International from 1992 until 2000, and became Europay’s Chief Executive Officer in November 2000. From 1984 to 1999, Dr. Hoch was a member of the board of management of Hypo-Bank AG, responsible for information technology and payment systems, and a part of the branch network. He was responsible for managing the merger between Hypo-Bank and Bayerische Vereinsbank to form Hypo Vereinsbank, and served on the management board of Hypo Vereinsbank in 1998 and 1999. Dr. Hoch is currently a member of the board of directors of Giesecke & Devrient.

      Donald H. Layton is Vice Chairman of J.P. Morgan Chase & Co. and heads its retail and middle market business and its treasury & securities services business. He is a member of JP Morgan Chase’s Executive Committee and its Risk and Capital committees. Mr. Layton has been a member of the MasterCard board of directors since October 2002. Prior to the merger of Chase with J.P. Morgan, Mr. Layton was Vice Chairman of Chase responsible for capital markets and trading activities. After the merger, Mr. Layton was Co-Chief Executive Officer of JPMorgan, the investment bank of J.P. Morgan Chase & Co. Mr. Layton became a Vice Chairman of Chemical Bank in 1995 and continued in that position at Chase upon the merger of Chemical Bank with Chase in 1996. Mr. Layton is currently a director of the Private Export Funding Corporation, the Institute of International Finance, Inc., the Foreign Policy Association and the MIT Visiting Committee for Economics, and a member of the International Monetary Fund Capital Markets Consultative Group.

      Jean-Pierre Ledru is Senior Executive Vice President of Crédit Agricole SA. He has served on the MasterCard board of directors since 1991 and is currently chairman of MasterCard’s Europe region board of directors. Mr. Ledru is Chairman of Cédicam, Vice Chairman of Europay France, and Vice Chairman of the Groupement des Cartes Bancaires. In addition, Mr. Ledru is Executive Vice Chairman of BMS (Billetique Monetique Services) and a member of the board of directors of AROP (Association pour le Rayonnement de l’Opéra National de Paris).

      Norman C. McLuskie is Group Executive Director of the Royal Bank of Scotland Group and a Director of the Royal Bank of Scotland Group plc, the Royal Bank of Scotland plc and National Westminister Bank plc. Mr. McLuskie was first elected to the MasterCard board of directors in 2000. Mr. McLuskie joined Royal Bank of Scotland in 1982. Following the acquisition of Natwest by the Royal Bank of Scotland in March 2000, he was appointed Chief Executive of Retail Direct, a division of the Royal Bank of Scotland Group encompassing its card and consumer finance businesses, among others. Mr. McLuskie’s other directorships include: Chairman of Royscot Financial Services Ltd., Chairman of RBS Cards Ltd., Chairman of Virgin Direct Personal Finance Ltd. and Deputy Chairman of Tesco Personal Finance. Mr. McLuskie is also a fellow of the Chartered Institute of Bankers in Scotland.

      Robert W. Pearce is President and Chief Executive Officer of Personal & Commercial Client Group for Bank of Montreal, where he has worked for over twenty years. He has served on the MasterCard board of directors since 1999. He previously served as Executive Vice-President of North American Electronic Banking Services for Bank of Montreal and was responsible for Bank of Montreal’s MasterCard Cardholder and Merchant Services lines of business, Debit Card business, and Electronic Banking.

      J.J. (Jac) Verhaegen is General Manager of Rabobank Nederland and has been a member of the Executive Board of Rabobank since 2001. Mr. Verhaegen has been a member of the MasterCard board of directors since June 2002. He has held positions of increasing responsibility at Rabobank since joining the company in 1979. He served as Deputy General Manager of Retail Banking until 1984 when he was appointed General Manager of the System Development Department. From 1989 to 1993, he was General Manager of Operations for Rabobank International. From 1993 to 1998, Mr. Verhaegen served as General Manager of Payment Services. From 1998 to 2001, Mr. Verhaegen was a member of the Managing Board, Local Banks Division of Rabobank.

      Robert B. Willumstad is President of Citigroup Inc. and Chairman and Chief Executive Officer of Citigroup’s global Consumer Group, overseeing its North American cards businesses, Citibanking North America, Europe and Japan, CitiFinancial, Citigroup’s Mortgage Banking business and Primerica, and has product responsibility for Global Cards, Retail Bank and Consumer Finance. Mr. Willumstad has served on the MasterCard board of directors since 1999. Mr. Willumstad was Chairman and CEO of Travelers Group

Consumer Finance Services prior to the merger between Citicorp and Travelers Group in 1998. Mr. Willumstad joined Commercial Credit, now CitiFinancial, in 1987. Prior to joining Citigroup’s predecessor companies, Mr. Willumstad served in various positions with Chemical Bank for twenty years, last holding the position of President of Chemical Technologies Corporation.

      Mark H. Wright is President and Chief Executive Officer of USAA Federal Savings Bank and Vice Chairman of its Board of Directors. He also serves as Chairman of the Board of USAA Savings Bank. Mr. Wright joined USAA in 1993. Mr. Wright has been a member of the MasterCard board of directors since 1996 and is currently a member of MasterCard’s U.S. region board of directors. He also serves on the boards of Our Lady of the Lake University (OLLU) and the Alamo Bowl in San Antonio, Texas. He is a member of the Fannie Mae National Advisory Counsel and past President of the Thrift Institutions Advisory Council (TIAC) of the Federal Reserve Board of Governors in Washington, D.C.

Executive Officers

      Biographies of the executive officers of MasterCard Incorporated and its principal operating subsidiaries, other than Mr. Selander and Mr. Hoch, are set forth below. The following officers currently hold their specified position with MasterCard Incorporated, MasterCard International, and/or MasterCard Europe, as the case may be.

      Denise K. Fletcher is Executive Vice President, Chief Financial Officer and Treasurer of MasterCard and a member of MasterCard’s Executive Management Group. Ms. Fletcher is responsible for the corporate finance, planning, audit, purchasing and new markets and investments functions at MasterCard. Prior to joining MasterCard in 2000, Ms. Fletcher spent four years as Senior Vice President and Chief Financial Officer of Bowne & Company, the world’s largest financial printer, with responsibility for finance and strategy. Before joining Bowne, Ms. Fletcher was President of Fletcher Associates, a consulting firm, and Treasurer of The New York Times Company. She serves on the board of directors of Unisys Corporation.

      Noah J. Hanft is General Counsel and Secretary of MasterCard and a member of MasterCard’s Executive Management Group. Mr. Hanft has served in various increasingly senior legal positions at MasterCard since 1984, except for 1990 to 1993, when Mr. Hanft was Senior Vice President and Assistant General Counsel at AT&T Universal Card Services. Prior to joining MasterCard, Mr. Hanft was associated with the intellectual property law firm of Ladas & Parry in New York.

      Alan J. Heuer is Senior Executive Vice President of MasterCard and a member of MasterCard’s Executive Management Group. Mr. Heuer is responsible for MasterCard’s Customer Group, which encompasses all member relations, global marketing and consulting/cardholder services functions, as well as MasterCard’s regional activities. Mr. Heuer joined MasterCard in 1995. Prior to that time, Mr. Heuer served as Executive Vice President, Retail Banking, for the Bank of New York.

      Jerry McElhatton is Senior Executive Vice President of MasterCard and a member of MasterCard’s Executive Management Group. Mr. McElhatton is responsible for MasterCard’s Global Technology and Operations group, which includes the St. Louis transaction processing facility. Before joining MasterCard in 1994, Mr. McElhatton was President and Chief Executive Officer of Dallas-based Payment Systems Technology & Consulting, Inc. Mr. McElhatton currently serves on the board of directors of Ignite Sales, Inc. and Mascon, a development firm based in India; the board of directors of the Regional Commerce and Growth Association in St. Louis; the National Council for the Olin School of Business of Washington University in St. Louis; and the boards of directors of Rainbow Village in St. Louis and the United Way (St. Louis).

      Chris A. McWilton will be Senior Vice President and Controller of MasterCard during the first quarter of 2003. Prior to assuming this position, Mr. McWilton was a partner at KPMG LLP, an international accounting and tax firm where he specialized in financial and Securities and Exchange Commission reporting matters. Mr. McWilton joined KPMG LLP in 1980 and was elected to the partnership in 1992. He is a certified public accountant.

      Michael W. Michl is Executive Vice President of MasterCard and a member of MasterCard’s Executive Management Group. Mr. Michl is responsible for MasterCard’s Central Resources unit, encompassing the communications, global human resources and corporate services functions. Mr. Michl joined MasterCard in 1998 from Avon Products, where he was Vice President of Human Resources.

      Spencer Schwartz is Senior Vice President and Controller of MasterCard. Mr. Schwartz is primarily responsible for all accounting and financial control functions at MasterCard. Prior to assuming the Controller position for MasterCard in 2000, Mr. Schwartz was the Vice President of Taxation for MasterCard. Before joining MasterCard in 1996, Mr. Schwartz headed the tax department for Carl Zeiss, Inc., operated his own accounting and tax firm and held various positions with Price Waterhouse. He is a certified public accountant. During the first quarter of 2003, Mr. Schwartz will be Senior Vice President, Business Finance Officer for MasterCard’s Global Development Group.

      Christopher D. Thom is Senior Executive Vice President of MasterCard and a member of MasterCard’s Executive Management Group. Mr. Thom is responsible for MasterCard’s Global Development Group, which manages franchise management and program development functions at MasterCard, as well as MasterCard’s initiatives in the areas of electronic commerce, mobile commerce and chip-based smart cards. Prior to joining MasterCard in 1995, Mr. Thom served in a variety of positions at HSBC Group in the United Kingdom, including as general manager, Strategic Development and general manager, Retail. In the latter position, Mr. Thom was responsible for the core banking services and products delivered through HSBC’s branch network, as well as HSBC’s card service, private banking and other businesses.

Committees of the Board

      The committees of the board of directors of MasterCard Incorporated are described below. In addition, the board is authorized to designate from time to time an executive committee and other committees, although no such committees are presently in effect.

      Audit. The audit committee reviews reports of MasterCard’s auditors and performs the other functions set forth in its charter. The members of the audit committee are Messrs. Weaver, Wright, Boudreau, McLuskie, and Pearce.

      Compensation. The compensation committee establishes the compensation policies and criteria of the President and Chief Executive Officer and other executive officers of MasterCard and performs the other functions set forth in its charter. The members of the compensation committee are Messrs. Weaver, Aldinger, Boudreau and Falcones.

      Nominating and Corporate Governance. The nominating and corporate governance committee considers and nominates individuals to serve as directors of MasterCard Incorporated and performs the other functions set forth in its charter. The members of the nominating and corporate governance committee are Messrs. Weaver, Aldinger, Boudreau, Dalton, Falcones, Ledru and Willumstad.

Item 11.	Executive Compensation

Summary Compensation

      The following table shows the before-tax compensation for the Chief Executive Officer and the four next highest paid executive officers (the “Named Executive Officers”) of the Company in respect of the year ended December 31, 2002.

					Long-term
		Annual Compensation			Compensation

				Other Annual	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Payouts	Compensation(2)

Robert W. Selander	2002	$800,000	$3,100,000	$215,342	$3,986,500	$1,779,330
President & CEO	2001	$783,333	$2,500,000	$205,499	$3,479,000	$451,447
	2000	$700,000	$2,000,000	$198,760	—	$419,360
Alan J. Heuer	2002	$643,750	$1,150,000	$148,431	$2,989,000	$221,018
Senior Executive VP	2001	$575,000	$900,000	$153,971	$2,380,000	$201,341
	2000	$575,000	$800,000	$137,796	—	$174,317
Jerry McElhatton	2002	$620,833	$900,000	$130,646	$2,292,500	$766,720
Senior Executive VP	2001	$575,000	$825,000	$149,047	$2,047,500	$395,586
	2000	$575,000	$725,000	$133,849	—	$375,758
Christopher D. Thom	2002	$568,750	$700,000	$104,034	$2,166,500	$608,432
Senior Executive VP	2001	$500,000	$700,000	$113,747	$2,072,000	$196,316
	2000	$500,000	$700,000	$116,470	—	$129,283
Denise K. Fletcher(3)	2002	$420,833	$550,000	$28,527	$—	$273,135
Executive VP	2001	$375,000	$450,000	$42,182	—	$44,485
	2000	$120,913	$200,000	—	—	$210,000 (4)

(1)	Amounts principally represent reimbursement for tax obligations in connection with non-qualified retirement benefits.

(2)	Includes for fiscal 2002, a special bonus for services related to the Europay conversion and integration (Mr. Selander—$333,334; Mr. Thom—$200,000; Ms. Fletcher—$200,000); matching contributions under the Company’s 401(k) Plan (Mr. Selander—$26,040; Mr. Heuer—$26,040; Mr. McElhatton—$26,040; Mr. Thom—$26,040; Ms. Fletcher—$26,040); Company contributions to both a non-qualified defined benefit and defined contribution plan—Annuity Bonus Plan (Mr. Selander—$230,460; Mr. Heuer—$146,858; Mr. McElhatton—$136,976; Mr. Thom—$99,343; Ms. Fletcher—$12,095); the dollar value of the benefit of premiums paid for a split-dollar life insurance policy projected on an actuarial basis (Mr. Thom—$236,817); the full amount of all premiums paid by the Company for Executive Life Insurance coverage (Mr. Selander—$36,800; Mr. Heuer—$3,120; Mr. McElhatton—$3,524; Mr. Thom—$1,232); present value of future contributions to a Company Deferred Compensation plan—Rabbi Trust (Mr. Selander—$1,096,696; Mr. McElhatton—$555,180). Balance represents payments made to Named Executive Officers in lieu of perquisites.

(3)	Ms. Fletcher joined the Company in September 2000. Her salary and bonus amounts for fiscal 2000 reflect a partial year.

(4)	Represents a one-time bonus paid upon hiring.

Long-Term Incentive Plan-Awards In Fiscal Year 2002(1)

      The following table lists grants of performance units in 2002 to the Named Executive Officers:

			Estimated Future Payouts Under
	Number of		Non-Stock Price-Based Units
	Units	Performance or Other
Name	Awarded	Period Until Maturation	Threshold($)	Target($)	Maximum($)

Robert W. Selander	36,000	1/1/2002 – 12/31/2004	$1,800,000	$3,600,000	$7,200,000
President and CEO
Alan J. Heuer	22,000	1/1/2002 – 12/31/2004	$1,100,000	$2,200,000	$4,400,000
Senior Executive VP
Jerry McElhatton	18,500	1/1/2002 – 12/31/2004	$925,000	$1,850,000	$3,700,000
Senior Executive VP
Christopher D. Thom	19,500	1/1/2002 – 12/31/2004	$975,000	$1,950,000	$3,900,000
Senior Executive VP
Denise K. Fletcher	9,500	1/1/2002 – 12/31/2004	$475,000	$950,000	$1,900,000
Executive VP

(1)	The performance units were granted under the Company’s Executive Incentive Plan. Each performance unit has a target value equal to $100. The actual value of each Unit will be calculated based on the Company’s performance over a three-year period based on a combination of qualitative and quantitative measures that include: improving profitable share with key members in key markets; improving customer focused strategy; achieving corporate financial targets and enhancing organizational capabilities. Each Unit will be valued at target ($100) if, on a weighted-average basis, target performance is achieved for all of the performance measures. Each unit will be valued at threshold ($50) if, on a weighted-average basis, threshold performance is achieved. Each Unit will be valued at maximum ($200) if, on a weighted-average basis, maximum performance is achieved. For performance between threshold and target or target and maximum, the value of the Units will be increased on a straight line basis. The Units will have no value if performance is below threshold.

      The performance units described in the preceding table vest in annual increments according to the following schedule if the participant completes 1,000 hours of service and is employed by the Company on the last day of the respective twelve-month cycle:

Twelve-Month Cycle
Ending on the Following
Anniversary of the	% of Performance
Date of Grant	Units Vested

1st Anniversary	26 2/3%
2nd Anniversary	26 2/3%
3rd Anniversary	26 2/3%
4th Anniversary	0%
5th Anniversary	20%

      Upon completion of the three-year performance period, participants will receive a payout equal to 80% of the award earned. The remaining 20% of the award will be paid upon completion of two additional years of service, (i.e., five years of service in total). Special provisions apply upon certain terminations of employment.

Retirement Benefits

     MasterCard Accumulation Plan (MAP)

      Employees who participate in the MAP earn benefits under the MAP as soon as they become an employee of MasterCard. Benefits generally vest after four years of service. For each plan year after January 1, 2000, participants are credited with a percentage of their compensation for the plan year in accordance with the table below:

Pay Credit
for Current
Completed Years of Service at December 31 of Prior Plan Year	Plan Year

0 – 4	4.50%
5 – 9	5.75%
10 – 14	8.00%
15 – 19	10.00%
20 – 29	12.00%

      Eligible employees age 50 or older on or prior to December 31, 2000 are eligible for the greater of the pay credit schedule referenced above or the following pay credit schedule:

Minimum Pay
Credit for
Current Plan
Age on Birthday in Current Plan Year	Year

50 – 54	9.00%
55 – 59	12.00%
60+	14.00%

      Compensation is defined as base pay plus annual incentive compensation. These accounts also receive investment credits. Participants elected to allocate their account balance prior to the start of each plan year, during open enrollment, based on the following allocation options:

S&P 500
Thirty-Year Treasury Account	Account

100%	0%
80%	20%
50%	50%
20%	80%
0%	100%

      The annual investment credits on the Standard & Poor’s 500 Account were restricted to a minimum of 0% and a maximum of 15%. No election can be made for plan years beginning after December 31, 2002. When a participant terminates employment, the amount credited to the participant’s account is paid in a lump sum or converted into an annuity.

     Supplemental Retirement Benefits

      Supplemental retirement benefits are provided to all Named Executive Officers and certain other participants under various funded and unfunded nonqualified plans. Benefits are provided to certain employees whose benefits are limited by compensation or amount under applicable federal tax laws and regulations. Designated employees, including all Named Executive Officers, may also receive an annual benefit at retirement equal to a designated percentage of their final average base compensation reduced by the amount of all benefits received under the MAP, nonqualified arrangements and social security benefits (“SERP”).

Annuity Bonus Plan

      The Annuity Bonus Plan is a non-qualified, after-tax savings plan designed to provide employees with benefits and contributions to the extent amounts under MasterCard’s qualified plans are capped by IRS limitations. Each year, MasterCard pays participants a bonus distributed in the form of a premium payment to a tax-deferred annuity contract. Annual contributions and reimbursement for tax obligations in connection with the plan are reported and separately reflected in the Summary Compensation Table for each of the Named Executive Officers.

     Estimated Annual Retirement Benefits Payable to Certain Executive Officers

      The following table shows the estimated annual retirement benefits, including supplemental retirement benefits, if any, under the plans applicable to the individuals, which would be payable to each Named Executive Officer assuming retirement at age 65 at his or her year-end 2002 base salary with payments made for the life of each participant:

	Year of 65th	Estimated Annual
Name	Birthday	Benefit(1)

Robert W. Selander	2015	$77,000
Alan J. Heuer	2006	$184,000	(2)
Jerry McElhatton	2004	$233,000	(2)
Christopher D. Thom	2013	$65,000
Denise K. Fletcher	2013	$111,000	(2)

(1)	Assumes MAP and Annuity Bonus Plan (solely for purposes of the SERP calculation) account balances increase with annual salary credits and interest credits projected at 8% per year.

(2)	Amount will be reduced by Social Security benefits.

MasterCard Savings Plan (401(k) Plan) and Profit-Sharing Plan

      Most Company employees are eligible to participate in the 401(k) plan. Employees who participate in the plan may contribute from 2% to 6% of base pay on a tax-deferred basis or after-tax basis. Employees may also contribute supplemental tax-deferred and after-tax amounts from 1% to 5%. Internal Revenue Service limits apply to all tax-deferred contributions.

      A match of 217% (changing effective January 1, 2003 to 100%) is provided on employee contributions up to 6% of base pay. Employees must contribute to the 401(k) plan to receive matching contributions. Matching contributions are 100% vested after 4 years of service under a graded vesting schedule. Loans and certain types of withdrawals are permitted.

      In addition, effective January 1, 2003, the Company established a profit-sharing plan covering employees eligible to participate in the 401(k) plan.

Compensation of Directors

      In the year ended December 31, 2002, directors who were not employees of the Company were paid an annual retainer of $35,000. The chairman of the board received an annual retainer of $40,000. Non-employee directors also received an annual retainer of $5,000 for serving as a chairperson of a standing committee; a $1,500 meeting fee for attendance at board meetings; a $1,000 meeting fee for attendance at committee meetings and a $500 meeting fee for telephonic meetings. In addition, customary expenses for attending board and committee meetings were reimbursed.

      Under the MasterCard Deferral Plan, up to 100% of non-employee director’s meeting fees and annual retainer may be deferred and invested among several investment return options. In general, deferred amounts are not paid until after the director retires from the board. The amounts are then paid, at the director’s option, either in a lump sum or in five or ten annual installments.

Employment Agreements and Change-in-Control Agreements

Employment Agreements

The Company is party to an employment agreement with each of Messrs. Selander, Heuer, McElhatton and Thom.

  Mr. Selander

      Under the terms of Mr. Selander’s employment agreement, Mr. Selander’s employment will automatically terminate if he: (i) retires; (ii) dies; or (iii) becomes disabled. In addition, both he and the Company can terminate the agreement for any reason upon 90 days’ prior written notice. During the employment term, Mr. Selander is eligible to participate in the Company’s total rewards plans and arrangements on a level commensurate with his position. The agreement provides that if Mr. Selander’s employment is terminated either by the Company other than for cause or by him for certain specified reasons, in addition to any earned, but unpaid base salary and vested entitlements under any Company plans, he would be entitled to:

•	A pro rata portion of his target bonus;

•	Severance pay in the form of base salary continuation and his average annual incentive bonus, received over the prior three years, for a period of 36 months, subject to recalculation to be payable over the period until he is eligible to retire (without any increase in the amount payable);

•	Continued participation in the Company’s health, life insurance and disability plans and Company payment of COBRA premiums;

•	Immediate SERP vesting and an additional SERP benefit equal to the amount of benefits he would have accrued under any Company tax-qualified pension and savings plans until he is eligible to retire;

•	Continued vesting of any long-term incentive awards; and

•	Outplacement assistance.

      For terminations by reason of death or disability, Mr. Selander would be entitled to his target annual bonus (pro rated in the case of disability).

      Mr. Selander would be subject to non-competition and non-solicitation covenants for a minimum period of 12 months, up to the full length of the severance period.

  Messrs. Heuer, McElhatton and Thom

      Under the terms of Messrs. Heuer’s, McElhatton’s and Thom’s agreements, the applicable executive’s employment will automatically terminate if he: (i) dies; or (ii) becomes disabled. In addition, both the executive and the Company can terminate the agreement for any reason upon 90 days’ prior written notice. During the employment term, the executive is eligible to participate in the Company’s total rewards plans and arrangements on a level commensurate with his position. The agreement provides that if the executive’s employment is terminated prior to retirement (March 31, 2005 for Mr. McElhatton and age 65 for Mr. Heuer and Mr. Thom) either by the Company other than for cause or by the applicable executive for certain specified reasons, in addition to any earned, but unpaid base salary and vested entitlements under any Company plans, the applicable executives would be entitled to:

•	A pro rata portion of his target bonus;

•	Severance pay in the form of base salary continuation and his average annual incentive bonus, received over the prior two years, for a period (through March 31, 2005 for Mr. McElhatton and 24 months for Mr. Heuer and Mr. Thom), subject, in Mr. Heuer and Mr. Thom’s case, to recalculation to be payable over the period until the applicable executive is eligible to retire (without any increase in the amount payable);

•	Continued participation in the Company’s health, life insurance and disability plans and Company payment of COBRA premiums;

•	Immediate SERP vesting;

•	Immediate vesting of any special awards grants and continued vesting of any other long-term incentive awards; and

•	Relocation assistance for Mr. McElhatton and Mr. Thom.

      For terminations by reason of death, disability or retirement, and voluntary terminations, the executive would be entitled to unpaid base salary, vested entitlements under any Company plans, a pro rata portion of his target bonus, and relocation assistance.

      The executive would be subject to non-competition and non-solicitation covenants for a minimum period of 12 months, up to the full length of the severance period.

  Change-in-Control Agreements

      The Company has approved a Change-in-Control Agreement (“CIC Agreement”) for certain of its executive officers, including all of the Named Executive Officers. To date, Mr. Selander, Mr. Heuer, Mr. McElhatton and Mr. Thom are the only Named Executive Officers who have executed the CIC Agreement. Under the CIC Agreement, if an executive officer’s employment is terminated without ‘cause’ or for ‘good reason’ (as defined in the CIC Agreement) during the six-month period preceding or the two-year period following a ‘change in control’ of the Company, the executive will be entitled to the following:

•	A severance payment equal to two times the average base salary and bonus (three times in the case of the CEO), payable through March 31, 2005 for Mr. McElhatton and over a 24-month period for Messrs. Heuer and Thom (36 months in the case of the CEO), subject to recalculation to be payable over the period until the executive is eligible to retire (without any increase in the amount payable);

•	Continued coverage under the executive’s individual long-term disability plan for the applicable period referenced above;

•	Continued coverage in the medical, dental, hospitalization and vision care plans for up to 18 months;

•	Accelerated vesting of performance units including special grants awarded prior to the change-in- control under the Executive Incentive Plan, with payout at 125% of target;

•	Accelerated vesting of special grants awarded pursuant to the Executive Incentive Plan, nonqualified retirement and deferred compensation benefits;

•	Lump sum payment equal to the value of unvested qualified plan benefits;

•	Outplacement assistance; and

•	An excise tax gross-up for any taxes incurred as a result of Section 4999 of the Internal Revenue Code.

      The executive would be subject to a covenant not to compete and not to solicit employees for the period through March 31, 2005 for Mr. McElhatton and for up to 24 months for Messrs. Heuer and Thom (36 months in the case of the CEO).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The table below sets forth certain information, as of February 28, 2003, with respect to the beneficial ownership of the common stock of MasterCard Incorporated by each person who we know is the beneficial owner of more than 5% of any class or series of our capital stock. The bylaws of MasterCard Incorporated provide that the common stock of MasterCard Incorporated may only be held by the principal members of MasterCard International. Accordingly, none of the directors, or executive officers of MasterCard Incorporated beneficially own any of our common stock. To the best of our knowledge, each beneficial owner of common stock of MasterCard Incorporated has sole voting power and sole investment power with respect to all of the shares of common stock that it owns. This table does not give effect to shares that may be acquired pursuant to options or in similar circumstances because no shares may be so acquired within 60 days from the date of this Report. The common stock of MasterCard Incorporated is not currently authorized to be issued in connection with any compensation plan. In addition, MasterCard Incorporated is not aware of any arrangements the operation of which may result in a change in control of MasterCard Incorporated following the date of this Report.

	Shares of	Percent of	Shares of	Percent of	Percent of
	Class A	Class A	Class B	Class B	Total
	Redeemable	Redeemable	Convertible	Convertible	Outstanding
	Common Stock	Common Stock	Common Stock	Common Stock	Common Stock
Name and Address	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

Citigroup Inc.	5.08 million	6.0%	.97 million	6.0%	6.0%
One Court Square
Long Island City, NY 11120
Chase Manhattan Bank USA, N.A.	4.50 million	5.4%	.86 million	5.4%	5.4%
100 Duffy Avenue
Hicksville, NY 11801
EURO Kartensysteme EUROCARD und eurocheque GmbH	4.39 million	5.2%	.84 million	5.2%	5.2%
Solmsstrasse 2-26
60648 Frankfurt/ Main
Germany
Europay France S.A.	4.22 million	5.0%	.80 million	5.0%	5.0%
44, rue Cambronne
75740 Paris Cedex 15
France
Bank One Delaware, N.A.	4.20 million	5.0%	.80 million	5.0%	5.0%
Three Christina Centre
201 North Walnut Street
Wilmington, DE 19801

Item 13.	Certain Relationships and Related Transactions

      Pursuant to an agreement, dated as of March 1, 1999, among MasterCard International and Citibank, N.A., including certain of its affiliates, Citibank has agreed, among other things, to increase, and then maintain, the overall percentage of payment cards issued by Citibank that are MasterCard-branded, in exchange for certain pricing terms. Citibank and certain of its affiliates are principal members of MasterCard International and own a portion of the United States franchisee of Mondex International. MasterCard provides authorization, clearing and settlement services in connection with transactions for which Citibank or its affiliates act as issuer or acquirer. In addition, Citibank uses several of MasterCard’s fee-for-service products, including consulting services. A portion of MasterCard’s $1.2 billion dollar credit facility is syndicated to Citibank, N.A., for which Citibank and its affiliates receive a fee; Citibank is the co-administrative agent of that facility and Salomon Smith Barney Inc., another affiliate of Citibank, is the lead arranger of that facility. Additional amounts are paid by MasterCard for these services. Another insurance affiliate of Citibank is a creditor of MasterCard in connection with a portion of the $149 million lease financing for our O’Fallon, Missouri operations facility. In addition, Citibank and its affiliates receive fees from MasterCard for cash management, asset management and investment banking services. Citibank also acts as issuer of MasterCard’s corporate purchasing cards. In addition to the agreement described above, MasterCard provides certain financial and other incentives to Citibank, N.A. and certain of its affiliates or business partners in connection with payment programs issued by Citibank, including co-branded and affinity card programs. For the full year ended 2002, net fees earned from Citibank and its affiliates were approximately $158 million. Robert B. Willumstad, a member of our board of directors, is President of Citigroup Inc., an affiliate of Citibank, N.A., and Chairman and Chief Executive Officer of Citigroup’s global Consumer Group.

Another member of our board of directors, Augusto M. Escalante Juanes, is the Deputy President, Consumer Product and Marketing Areas, of Banco Nacional de Mexico, S.A., another Citibank, N.A. affiliate. Other representatives of Citibank, N.A. or its affiliates may sit on MasterCard regional boards or business committees from time to time. Citibank, N.A. and its affiliates own approximately 6.0% of our common stock on a combined basis.

      Pursuant to an agreement, dated as of July 1, 1999, between MasterCard and The Chase Manhattan Bank (now Chase Manhattan Bank USA, N.A. (“Chase”)), Chase has agreed, among other things, to continue to increase, and then maintain, the annual percentage of payment cards issued by Chase that are MasterCard branded, in exchange for certain pricing terms. Chase is a principal member of MasterCard International and owns a portion of the United States franchisee of Mondex International. MasterCard provides authorization, clearing and settlement services in connection with transactions for which Chase or its affiliates act as issuer or acquirer. In addition, Chase uses several of MasterCard’s fee-for-service products, including consulting services. A portion of MasterCard’s $1.2 billion dollar credit facility is syndicated to JP Morgan Chase Bank, an affiliate of Chase, for which JP Morgan Chase Bank receives a fee; JP Morgan Chase Bank is the co-administrative agent of that facility and JP Morgan Securities, Inc., another affiliate of Chase, is the co-arranger and a co-syndication agent of that facility. Additional amounts are paid by MasterCard for these services. In addition, Chase and its affiliates receive amounts from MasterCard for cash management services. Chase acts as issuer of MasterCard’s corporate cards and provides a variety of banking services for MasterCard and for MasterCard employees pursuant to arrangements entered into with MasterCard. In addition to the agreement described above, MasterCard provides certain financial and other incentives to Chase or its business partners in connection with payment programs issued by Chase, including co-branded and affinity card programs. For the full year ended 2002, net fees earned from Chase and its affiliates were approximately $111 million. Donald H. Layton, a member of our board of directors, is Vice Chairman of J.P. Morgan Chase & Co., of which Chase is an affiliate, and Donald L. Boudreau, our Chairman Emeritus, is a former executive officer of Chase. Other representatives of Chase or its affiliates may sit on MasterCard regional boards or business committees from time to time. Chase owns approximately 5.4% of our common stock.

      Under the terms of a licensing agreement with MasterCard Europe, EURO Kartensysteme EUROCARD und eurocheque GmbH, or EKS, is the principal licensee for certain MasterCard brands and payment products in Germany. EKS is also a principal member of MasterCard International. MasterCard provides authorization, clearing and settlement services in connection with transactions for which EKS’s affiliate members act as issuers or acquirers. In connection with the conversion and integration, EKS has entered into agreements with MasterCard and its subsidiaries pursuant to which, among other things, EKS has assigned to MasterCard certain trademarks and domain names, trade names and other intellectual property rights, and MasterCard will provide support for marketing initiatives designed to migrate all uses by German members of the Eurocard-MasterCard brand on cards, acceptance decals, advertising and other materials to the MasterCard brand mark. For the full year ended 2002, fees earned by MasterCard Europe from EKS were approximately $51 million. Jan A.M. Hendrikx, a member of our board of directors, is Chief Executive Officer of EKS. Other representatives of EKS may sit on MasterCard regional boards or business committees from time to time. EKS owns approximately 5.2% of our common stock.

      Bank One, Delaware N.A. and certain of its affiliates (“Bank One”) are principal members of MasterCard International. MasterCard provides authorization, clearing and settlement services in connection with transactions for which Bank One acts as issuer or acquirer. In addition, Bank One uses several of MasterCard’s fee-for-service products, including RPPS and consulting services. A portion of MasterCard’s $1.2 billion dollar credit facility is syndicated to Bank One, for which Bank One receives a fee. MasterCard provides certain financial and other incentives to Bank One or its business partners in connection with payment programs issued by Bank One, including co-branded and affinity card programs. For the full year ended 2002, net fees earned from Bank One were approximately $106 million. Bank One and its affiliates own approximately 5.0% of our common stock.

      Europay France S.A., a company formed by certain French financial institutions to promote MasterCard brands and payment products in France, is a principal member of MasterCard International. MasterCard provides authorization, clearing and settlement services in connection with transactions for which Europay France’s affiliate members act as issuers or acquirers. For the full year ended 2002, fees earned by MasterCard Europe from Europay France, were approximately $22 million. Jean-Pierre Ledru, a member of our board of directors, is a senior executive of Europay France. Other representatives of Europay France may sit on MasterCard regional boards or business committees from time to time. Europay France owns approximately 5.0% of our common stock.

Item 14.	Controls and Procedures

      MasterCard Incorporated’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the company’s disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. MasterCard Incorporated’s disclosure controls and procedures were designed by the company’s management.

      There have not been any significant changes to MasterCard Incorporated’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

Item 15.	Exhibits, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report on page 37.

2. Consolidated Financial Statement Schedules

See Index to Consolidated Financial Statements in Item 8 of this Report on page 37.

3. The following exhibits are filed as part of this Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Refer to the Exhibit Index herein.

      (b) Reports filed on Form 8-K:

      On November 13, 2002, MasterCard Incorporated filed a Current Report on Form 8-K announcing the performance results for the company’s payment programs for the three and nine month periods ended September 30, 2002.

      On February 3, 2003, MasterCard Incorporated filed a Current Report on Form 8-K announcing the performance results for the company’s payment programs for the three and twelve month periods ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED

(Registrant)

By:	/s/ ROBERT W. SELANDER

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 7, 2003	/s/ ROBERT W. SELANDER -------------------------------------------------------- Robert W. Selander President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 7, 2003	/s/ DENISE K. FLETCHER -------------------------------------------------------- Denise K. Fletcher Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 7, 2003	/s/ SPENCER SCHWARTZ -------------------------------------------------------- Spencer Schwartz Senior Vice President and Controller (Principal Accounting Officer)

Date: March 7, 2003	/s/ WILLIAM F. ALDINGER -------------------------------------------------------- William F. Aldinger Director

Date: March 7, 2003	/s/ HIROSHI ARAI -------------------------------------------------------- Hiroshi Arai Director

Date: March 7, 2003	/s/ JACQUES F. BISCHOFF -------------------------------------------------------- Jacques F. Bischoff Director

Date: March 7, 2003	/s/ DONALD L. BOUDREAU -------------------------------------------------------- Donald L. Boudreau Chairman Emeritus

Date: March 7, 2003	/s/ WILLIAM R.P. DALTON -------------------------------------------------------- William R.P. Dalton Director

Date: March 7, 2003	/s/ BALDOMERO FALCONES JAQUOTOT -------------------------------------------------------- Baldomero Falcones Jaquotot Vice Chairman of the Board; Director

Date: March 7, 2003	/s/ JAN A.M. HENDRIKX -------------------------------------------------------- Jan A.M. Hendrikx Director

Date: March 7, 2003	/s/ PETER HOCH -------------------------------------------------------- Peter Hoch Non-Voting Director

Date: March 7, 2003	/s/ DONALD H. LAYTON -------------------------------------------------------- Donald H. Layton Director

Date: March 7, 2003	/s/ NORMAN C. MCLUSKIE -------------------------------------------------------- Norman C. McLuskie Director

Date: March 7, 2003	/s/ ROBERT W. PEARCE -------------------------------------------------------- Robert W. Pearce Director

Date: March 7, 2003	/s/ JAC VERHAEGEN -------------------------------------------------------- Jac Verhaegen Director

Date: March 7, 2003	/s/ LANCE L. WEAVER -------------------------------------------------------- Lance L. Weaver Chairman of the Board; Director

Date: March 7, 2003	/s/ ROBERT B. WILLUMSTAD -------------------------------------------------------- Robert B. Willumstad Director

Date: March 7, 2003	/s/ MARK H. WRIGHT -------------------------------------------------------- Mark H. Wright Director

CERTIFICATIONS

I, Robert W. Selander, certify that:

      1.     I have reviewed this annual report on Form 10-K of MasterCard Incorporated;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT W. SELANDER

______________________________________ Robert W. Selander
President and
Chief Executive Officer

Date: March 7, 2003

I, Denise K. Fletcher, certify that:

      1.     I have reviewed this annual report on Form 10-K of MasterCard Incorporated;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DENISE K. FLETCHER

Denise K. Fletcher
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 7, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      As of the date of the filing of this Report, MasterCard Incorporated has not sent to its stockholders an annual report for the year ended December 31, 2002 or a proxy statement for the annual meeting of stockholders presently scheduled to be held on April 23, 2003. MasterCard Incorporated expects to distribute a proxy statement and form of proxy to its stockholders and commence the solicitation of proxies for its 2003 annual meeting on or about March 24, 2003. In addition, MasterCard Incorporated expects to distribute to its stockholders an annual report for the year ended December 31, 2002, comprising in substantial part the contents of this Report, in April 2003. MasterCard Incorporated undertakes to furnish a copy of such proxy statement, form of proxy and annual report to the Commission when such documents are sent to its stockholders.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Share Exchange and Integration Agreement dated as of February 13, 2002 by and among MasterCard Incorporated, MasterCard International Incorporated and Europay International S.A. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).

2.2	Form of Share Exchange Agreement entered into among MasterCard Incorporated, MasterCard International Incorporated and each shareholder of Europay International S.A. other than MEPUK and MasterCard International Incorporated (incorporated by reference to Exhibit 2.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).

2.3	Agreement and Plan of Merger dated as of February 13, 2002 by and among MasterCard International Incorporated, MasterCard Incorporated and MasterCard Merger Sub, Inc. (incorporated by reference to Exhibit 2.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2002 (No. 333-67544)).

2.4	Form of Share Exchange Agreement entered into among MasterCard Incorporated and each shareholder of MasterCard/ Europay U.K. Limited (incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 7, 2002 (No. 333-67544)).

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated.

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

4.1	Form of Specimen Certificate for Class A Redeemable Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).

4.2	Form of Specimen Certificate for Class B Convertible Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).

4.3	Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.1	$1,200,000,000 Credit Agreement, dated as of June 4, 2002, among MasterCard International Incorporated, MasterCard Incorporated, the several lenders, Salomon Smith Barney Inc., as sole lead arranger, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

10.2	Lease, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

Exhibit
Number	Exhibit Description

10.3	Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.4	Agreement, dated as of March 1, 1999, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed September 10, 2001 (No. 333-67544)).

10.5	Agreement, dated as of July 1, 1999, by and between MasterCard International Incorporated and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed September 10, 2001 (No. 333-67544)).

10.6	Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.7	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer.

10.8	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 31, 2002.

10.9	MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.10	Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.11	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer.

10.12	Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (No. 333-67544)).

21	List of Subsidiaries of MasterCard Incorporated.

99.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Denise K. Fletcher, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.