Form 10-Q
period 2003-03-31
MASTERCARD INC
filed 2003-05-14
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50250

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,

	2003		2002

	(In thousands, except per
	share data)

	(Unaudited)
Revenue		$512,215	$392,952
Operating Expenses
General and administrative		276,892	197,174
Advertising and market development		152,294	101,036
Proposed settlement of U.S. merchant lawsuit		721,000	—
Depreciation		12,193	8,094
Amortization		17,596	8,324

Total operating expenses		1,179,975	314,628

Operating income (loss)		(667,760)	78,324
Other Income (Expense)
Investment income		8,512	8,544
Interest expense		(5,344)	(2,450)
Minority interest in earnings of subsidiaries		(59)	(267)
Other expense, net		(617)	(60)

Total other income (expense)		2,492	5,767

Income (loss) before income taxes		(665,268)	84,091
Income tax expense (benefit)		(234,928)	30,495

Income (loss) before cumulative effect of accounting change		(430,340)	53,596
Cumulative effect of accounting change, net of tax		4,949	—

Net Income (Loss)		$(425,391)	$53,596

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$	(4.30)	$.75
Cumulative effect of accounting change, net of tax		.05	—

Net Income (Loss) per Share (Basic and Diluted)		$(4.25)	$.75

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Audited)

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$141,219	$336,474
Investment securities, at fair value:
Available-for-sale	495,970	504,939
Trading	28,350	30,511
Accounts receivable	202,925	198,855
Settlement due from members	295,311	229,282
Restricted security deposits held for members	52,091	58,088
Prepaid expenses and other current assets	126,978	97,489

Total Current Assets	1,342,844	1,455,638
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $270,229 and $258,116)	251,089	226,720
Deferred income taxes	235,352	41,337
Goodwill	157,042	152,941
Other intangible assets (less accumulated amortization of $133,002 and $117,166)	300,628	285,703
Municipal bonds held-to-maturity	160,166	6,563
Other assets	100,890	91,973

Total Assets	$2,548,011	$2,260,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$129,063	$172,242
Settlement due to members	173,783	175,515
Restricted security deposits held for members	52,091	58,088
Obligations under U.S. merchant lawsuit — current	142,000	—
Accrued expenses	383,659	486,436
Other current liabilities	53,752	37,463

Total Current Liabilities	934,348	929,744
Deferred income taxes	68,078	67,445
Obligations under U.S. merchant lawsuit	579,000	—
Long-term debt	229,577	80,107
Other liabilities	133,100	159,529

Total Liabilities	1,944,103	1,236,825
Minority interest	4,879	644
Commitments and contingent liabilities (Note 11)
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(398,862)	26,529
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	23,073	16,542
Net unrealized gain on investment securities available-for-sale	12,788	14,465
Net unrealized loss on derivatives accounted for as hedges	(6,338)	(2,498)

Total accumulated other comprehensive income, net of tax	29,523	28,509

Total Stockholders’ Equity	599,029	1,023,406

Total Liabilities and Stockholders’ Equity	$2,548,011	$2,260,875

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Operating Activities
Net income (loss)	$(425,391)	$53,596
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	12,193	8,094
Amortization	17,596	8,324
Deferred income taxes	(207,222)	5,214
Other	70	(363)
Changes in operating assets and liabilities:
Trading securities	2,161	270
Accounts receivable	(2,976)	376
Settlement due from members	(60,762)	108,771
Prepaid expenses and other current assets	(16,153)	(7,483)
Accounts payable	(44,045)	(10,238)
Settlement due to members	(6,005)	(84,572)
Obligations under U.S. merchant lawsuit	721,000	—
Accrued expenses	(117,413)	(26,895)
Net change in other assets and liabilities	(21,974)	(20,201)

Net cash (used in) provided by operating activities	(148,921)	34,893

Investing Activities
Purchases of property, plant and equipment	(36,047)	(8,013)
Capitalized software	(16,538)	(9,020)
Purchases of investment securities available-for-sale	(51,717)	(60,848)
Proceeds from sales of investment securities available-for-sale	58,463	69,042
Other investing activities	(1,335)	(1,877)

Net cash used in investing activities	(47,174)	(10,716)

Financing Activities
Repayment of short-term borrowings, net	—	(9,531)

Net cash used in financing activities	—	(9,531)

Effect of exchange rate changes on cash and cash equivalents	840	—

Net (decrease) increase in cash and cash equivalents	(195,255)	14,646
Cash and cash equivalents — beginning of period	336,474	176,143

Cash and cash equivalents — end of period	$141,219	$190,789

Supplemental Disclosures:
Cash paid for income taxes	$52	$9,171
Cash paid for interest	5,695	—
Non-cash investing and financing activities:
Consolidation of Special Purpose Entity:
Municipal bonds held-to-maturity	(154,000)	—
Long-term debt	149,380	—
Minority interest	4,620	—
Software license fees accrued and capitalized	9,105	—
Present value of obligations under U.S. merchant lawsuit	721,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Common Shares		Additional
		(Accumulated	Income,			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital

			(In thousands)
			(Unaudited)
Balance at January 1, 2003	$1,023,406	$26,529	$28,509	$840	$160	$967,368
Net loss	(425,391)	(425,391)	—	—	—	—
Other comprehensive income	1,014	—	1,014	—	—	—

Balance at March 31, 2003	$599,029	$(398,862)	$29,523	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Net Income (Loss)	$(425,391)	$53,596
Other comprehensive income (loss):
Foreign currency translation adjustments	6,531	11
Net unrealized loss on investment securities available-for-sale	(1,677)	(2,694)
Net unrealized loss on derivatives accounted for as hedges	(3,840)	—

Other comprehensive income (loss), net of tax	1,014	(2,683)

Comprehensive Income (Loss)	$(424,377)	$50,913

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, Except Per Share Data)

Note 1.     Organization

      MasterCard Incorporated is a stock company incorporated under the laws of Delaware, United States of America. MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (together, “MasterCard” or the “Company”), provide transaction processing, branding and related services to customers principally in support of their credit, deposit access, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with its customers in the normal course of business and operates a system for authorizing, clearing and settling payment transactions among its customers. The Company’s stockholders are all principal members of MasterCard International.

      MasterCard converted from a membership to a stock company on June 28, 2002 through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock, not previously owned by MasterCard International, of Europay International S.A. (“EPI”), a company incorporated under the laws of Belgium. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe sprl (“MasterCard Europe”).

Note 2.     Subsequent Event — U.S. Merchant Lawsuit

      On April 30, 2003, MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in a class action suit brought by U.S. merchants against MasterCard International and Visa, U.S.A. Inc. (“Visa”) in the U.S. District Court for the Eastern District of New York. In this lawsuit, plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule) and claimed that MasterCard and Visa had unlawfully tied acceptance of debit cards to acceptance of credit cards. Plaintiffs also alleged that MasterCard and Visa had conspired to monopolize what they characterized as the point-of-sale debit card market. MasterCard denies all claims in the lawsuit and nothing in the MOU constitutes an admission of wrongdoing or liability by MasterCard. For a description of the MOU, see Item 1 — Legal Proceedings in Part II of this Quarterly Report on Form 10-Q.

      In connection with signing the MOU, MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) for the period ended March 31, 2003, consisting of (i) the monetary amount of the proposed settlement (discounted at 8% over the payment term) and (ii) certain additional costs in connection with and in order to comply with other requirements of the proposed settlement. Amounts recorded are estimates and are subject to change in the future.

      The proposed settlement would require MasterCard to make payments of $125,000 in 2003 and $100,000 in 2004 through 2012.

Note 3.     Basis of Presentation

      The consolidated financial statements for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The Company follows accounting principles generally accepted in the United States of America. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to 2003 classifications.

      The results of MasterCard Europe have been consolidated as of June 28, 2002. Accordingly, financial results presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2002 do not include the results of MasterCard Europe.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

      The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for the Quarterly Report on Form 10-Q and, consequently, do not include all of the disclosures required by generally accepted accounting principles in the United States. Reference should be made to the Company’s 2002 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 4.     Change in Accounting Principle

      Effective January 1, 2003, the Company changed its method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of its annual pension cost. Under the previous method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over a period of five years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a timelier basis.

      The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the period ended March 31, 2003 of $4,949, net of income taxes of $2,819. Applying the new methodology retroactively to January 1, 2002 would have had a de minimis impact on net income and net income per share for the three months ended March 31, 2002.

Note 5.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$(430,340)	$53,596
Cumulative effect of accounting change, net of tax	4,949	—

Net income (loss)	$(425,391)	$53,596

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	71,710

Income (loss) per share before cumulative effect of accounting change	$(4.30)	$.75
Cumulative effect of accounting change per share, net of tax	.05	—

Net income (loss) per share (basic and diluted)	$(4.25)	$.75

Note 6.	Acquisition of EPI (“Integration”)

      On June 28, 2002, MasterCard Incorporated issued 23,760 shares to the shareholders of EPI and MasterCard Europay U.K. Limited (“MEPUK”), in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. However, of the 23,760 shares issued, only 17,610 were considered to be issued unconditionally. The purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17,610 unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company. A change

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

in estimate which increased acquisition costs resulted in a corresponding increase to goodwill of $190 subsequent to the date of the acquisition of EPI.

      In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the agreement between MasterCard Incorporated, MasterCard International and EPI relating to the Integration provides that the number of shares allocated to these shareholders will potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation at the end of the transition period and allocable to EPI and MEPUK shareholders. EPI and MEPUK shareholders therefore received 17,610 unconditional shares at closing.

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

      A summary of the liability for exit costs relating to the Integration is as follows:

		Redundant
		Computer
	Europay’s	Systems/
	Brand/Logo	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2002 (audited)	$11,881	$8,111	$2,120	$22,112
Utilization	—	(908)	—	(908)
Change in estimate	—	871	95	966
Foreign currency translation	304	28	55	387

Balance as of March 31, 2003 (unaudited)	$12,185	$8,102	$2,270	$22,557

Note 7.	Property, Plant and Equipment

      Property, plant and equipment consist of the following:

	March 31, 2003	December 31,2002

	(Unaudited)	(Audited)
Equipment	$303,482	$294,541
Building and land	155,610	130,028
Furniture and fixtures	35,389	34,486
Leasehold improvements	26,837	25,781

	521,318	484,836
Less accumulated depreciation and amortization	(270,229)	(258,116)

	$251,089	$226,720

      Depreciation and amortization expense for the above property, plant and equipment was $12,940 and $8,494 for the three months ended March 31, 2003 and 2002, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Note 8.	Goodwill

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2001 (audited)	$7,141
MasterCard Europe acquisition, at date of Integration	134,661
Change in estimate of exit costs relating to the Integration, net of tax	1,221
Change in estimate of acquisition costs for EPI	190
Change in estimated purchase price allocation, net of tax	2,890
Foreign currency translation	6,838

Balance as of December 31, 2002 (audited)	152,941
Change in estimate of exit costs relating to the Integration, net of tax	638
Foreign currency translation	3,463

Balance as of March 31, 2003 (unaudited)	$157,042

Note 9.	Other Intangible Assets

      The following table sets forth net intangible assets, other than goodwill:

	March 31, 2003			December 31, 2002

	(Unaudited)			(Audited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Capitalized software	$237,817	$(107,435)	$130,382	$211,250	$(93,184)	$118,066
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	18,219	(4,097)	14,122	17,926	(2,557)	15,369
Other	728	(591)	137	728	(546)	182

Total	277,643	(133,002)	144,641	250,783	(117,166)	133,617
Unamortizable intangible assets:
Customer relationships	155,987	—	155,987	152,086	—	152,086

Total	$433,630	$(133,002)	$300,628	$402,869	$(117,166)	$285,703

      During the three months ended March 31, 2003, the Company capitalized $9,105 of software not yet put into production for which license fees are due in future periods.

      Amortization expense on the assets above amounted to the following:

	For the Three Months
	Ended March 31,

	2003	2002

Amortization	$16,849	$7,924

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

      The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the nine months ending December 31, 2003	$51,391
For the year ending December 31, 2004	$53,900
For the year ending December 31, 2005	$29,209
For the year ending December 31, 2006	$7,844
For the year ending December 31, 2007	$2,123
For the year ending December 31, 2008	$174

Note 10.	Consolidation of Special Purpose Entity

      On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380.

      Rent is payable by MasterCard International in amounts equal to interest payments on the Secured Notes and any returns to equity-holders. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at March 31, 2003. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility.

      The lease agreement permits MasterCard International to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.

      On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and consolidated the Trust on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. For the three months ended March 31, 2003, the consolidation had no impact on net loss. However, interest income and interest expense were each increased by $2,852.

Note 11.	Commitments and Contingent Liabilities

      The future minimum payments under non-cancelable operating leases for office buildings and equipment, sponsorships, licensing and other agreements at March 31, 2003 are as follows:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

The remainder of 2003	$185,034	$27,360	$157,674
2004	203,171	25,086	178,085
2005	169,726	20,326	149,400
2006	109,892	16,777	93,115
2007	51,823	15,015	36,808
Thereafter	43,292	20,551	22,741

Total	$762,938	$125,115	$637,823

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

      At March 31, 2003, $16,319 of the future minimum payments in the table above was accrued. Consolidated rental expense for the Company’s office space aggregated approximately $7,164 and $5,335 for the three months ended March 31, 2003 and 2002, respectively. Lease expense for automobiles, computer equipment, and office equipment aggregated $1,845 and $182 for the three months ended March 31, 2003 and 2002, respectively.

      MasterCard licenses certain software to its customers. The license agreements contain guarantees, whereby the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The term of the guarantees are equal to the term of the license to which it relates. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company does not generate significant revenues from software licensing. The fair value of the guarantees is estimated to be de minimis.

Note 12.	Settlement and Travelers Cheque Risk Management

      The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Generally, settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International has the right to take an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be assessed for the amount of any settlement loss.

      Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. Member-reported transaction data and the transaction clearing data underlying these estimations may be revised in subsequent reporting periods. MasterCard’s estimated settlement exposure for MasterCard-branded transactions utilizing the aforementioned methodology for the quarters ended March 31, 2003 and December 31, 2002, after consideration of the collateral amounts set forth below, amounted to $9,341,136 and $9,793,848, respectively. A portion of the Company’s uncollateralized estimated settlement exposure for MasterCard-branded transactions (estimated at $746,266 and $1,053,091 for the quarters ended March 31, 2003 and December 31, 2002, respectively) relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards. A significant portion of this amount ($387,464 and $437,325 for the quarters ended March 31, 2003 and December 31, 2002, respectively) is concentrated in three members. The decrease in uncollateralized exposure for non-compliant members is attributable to volume decreases and certain members becoming compliant with MasterCard’s member risk standards in the first quarter of 2003. From time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary. In the event of uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment. MasterCard International has established such a reserve in the amount of $1,350, which is an estimate of probable future losses.

      To minimize its exposure to settlement risk, MasterCard International members that are not in compliance with the Company’s risk standards in effect at the time may be required, after management review of the individual risk circumstances, to provide collateral, typically in the form of letters of credit and bank guarantees. MasterCard held collateral for estimated legal settlement risk of MasterCard-branded transactions in the amount of $1,325,526 and $1,394,644 at March 31, 2003 and December 31, 2002, respectively. In addition to these amounts, MasterCard held collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of acquirer

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk as described below. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

      MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 60% and 62% in North America and 21% and 21% in Europe for the quarters ended March 31, 2003 and December 31, 2002, respectively. In addition to the settlement risk identified above, the Company provides settlement guarantees with respect to certain Cirrus and Maestro transactions that the Company processes. The Company’s estimated Cirrus and Maestro settlement exposures, utilizing the aforementioned methodology, were $481,069 and $467,560 for the quarters ended March 31, 2003 and December 31, 2002, respectively. The Company holds collateral for a portion of these exposures. In addition, the Company guarantees certain Cirrus- and Maestro-branded transactions in Europe and certain Maestro-branded transactions in Latin America that are processed outside of the Cirrus and Maestro settlement systems. The Company is currently not able to quantify these exposures. Collateral is also held for a portion of these exposures.

      MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of the guarantee are unlimited. MasterCard guaranteed MasterCard-branded travelers cheques of $1,397,776 and $1,377,933 at March 31, 2003 and December 31, 2002, respectively. MasterCard holds approximately $2,295 in cash in order to meet travelers cheques obligations of certain issuers who have discontinued their MasterCard travelers cheques programs. A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $1,173,941 and $1,153,233 at March 31, 2003 and December 31, 2002, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $35,427 and $35,731 at March 31, 2003 and December 31, 2002, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer.

      Effective January 1, 2003, the Company adopted the accounting recognition and measurement provisions of FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the entity (guarantor) must recognize a liability for the fair value of the obligation it assumes. The accounting recognition and measurement provisions of this pronouncement are effective for guarantees that are issued or modified after December 31, 2002.

      Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is de minimis. Accordingly, adoption of the accounting recognition and measurement provisions of FIN 45 did not have an impact on the financial position and results of operations of MasterCard for the period ended March 31, 2003. However, circumstances in the future may change, requiring the Company to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

Note 13.	Foreign Exchange Risk Management

      The Company enters into foreign exchange contracts to minimize the risk associated with anticipated revenues and expenses, and assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are listed below, classified by functional currency.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

U.S. Dollar Functional Currency

	March 31, 2003		December 31, 2002

	(Unaudited)		(Audited)
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$81,661	$583	$38,824	$(52)
Commitments to sell foreign currency	56,718	125	24,689	(99)

Euro Functional Currency

	March 31, 2003		December 31, 2002

	(Unaudited)		(Audited)
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$213,940	$(8,666)	$199,238	$(2,431)
Commitments to sell foreign currency	—	—	7,870	(12)

      The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Swiss francs, Japanese yen, and Canadian dollars. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay to) terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $6,338 and $2,498 of net losses in other comprehensive income as of March 31, 2003 and December 31, 2002, respectively, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at March 31, 2003 and December 31, 2002.

      Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counter-parties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 14.	Legal Proceedings

      MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. With respect to the matters below, MasterCard believes that an unfavorable outcome is not probable or that it is not currently possible to estimate the impact of an unfavorable outcome. Accordingly, consistent with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, no accruals have been made.

Department of Justice Antitrust Litigation

      In October 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. (“Visa”) in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. At the same time, the DOJ conceded that “dual issuance” — a term describing the structure of the bank card industry in the United States in which a single financial institution can issue both MasterCard and Visa-branded cards — was pro-competitive. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

      MasterCard believes that it has a strong legal basis to challenge the judge’s ruling with respect to the CPP, and has appealed the decision on that count. On February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. MasterCard, the DOJ and other parties to the DOJ antitrust litigation completed their submission of appellate briefs to the Second Circuit Court of Appeals in late August 2002. Oral argument on the appeal of the U.S. District Court’s decision in this case was held on May 8, 2003. The three-judge panel of the Second Circuit reserved decision.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Currency Conversion Litigations

      MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit pending in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002 and concluded on November 27, 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaint asserts that, during the four-year period that preceded the respective lawsuits, MasterCard collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

      On February 5, 2003, the trial court judge issued a preliminary decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered unspecified restitution to California cardholders. The parties filed objections to the preliminary decision on February 27, 2003. A hearing on the objections was held on March 4, 2003. On April 8, 2003, the trial court judge issued a final decision containing substantially the same terms as the preliminary decision. The final decision does not specify a monetary amount of restitution required to be paid to plaintiffs. Instead, the trial court judge indicated that the procedure for determining restitution will be established after further briefing and argument by the parties, following which a final judgment would be entered. MasterCard will file a proposal on the method of restitution on May 13, 2003. A hearing is presently scheduled for June 6, 2003. MasterCard presently intends to appeal the decision on a number of grounds once a final judgment is entered. In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky and Illinois seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California.

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

Global Interchange Proceedings

      Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Generally, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard establishes a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it, but does not itself receive the MIF or record it as revenue. As described more fully below, MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions.

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

      Although MasterCard Europe is not an addressee of the Statement of Objections, its rules also contain a cross-border MIF. MasterCard Europe is engaged in discussions with the European Commission in order to determine under what conditions, if any, the European Commission would grant a formal exemption or comfort letter for MasterCard Europe’s MIF. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine what action the European Commission will take with respect to MasterCard Europe’s MIF.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Statement of Objections (“SOO”) under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The SOO contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the SOO, and an oral hearing concerning the matter was held on February 5, 2002. On

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

February 11, 2003, the OFT issued a supplemental SOO, which also contains preliminary conclusions that challenge MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental SOO.

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

      United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California, alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. Defendants filed a motion to dismiss the complaint on September 10, 2002. The case was recently reassigned to a new judge in federal district court in San Francisco. An oral argument date on the motion was held on April 18, 2003. On April 21, 2003, the judge issued a decision that dismissed several of plaintiffs’ claims and significantly narrowed the scope of the remaining claims in the case. No trial date has been set in this matter.

      Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Hong Kong and Switzerland, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of such fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”) included elsewhere in this Report. References to “we”, “our” and similar terms in the following discussion are references to the Company.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf.

      Below are the principal factors that we believe are important to our business, and that could cause actual results to differ from expectations. For a more complete discussion of these risk factors, see the discussion under the caption “Risk Factors” in Item 1 — Business, in the Annual Report on Form 10-K of MasterCard for the year ended December 31, 2002.

•	the sustainability of our relationships with our customers and of our customers’ relationships with their cardholders and merchants;

•	substantial and increasingly intense competition worldwide in the global payments industry and consolidation in the payments industry;

•	the threat of disintermediation from our customers as a result of the actions of certain competitors;

•	global economic and political conditions;

•	technological developments in the global payments industry;

•	potential disruptions of our transaction processing systems by natural disaster or otherwise;

•	potential breach of the security of our systems;

•	risk of our customers’ settlement default and/or non-payment to merchants and of the continuing credit quality of our customers;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the impact of the proposed settlement of the U.S. merchant lawsuit described elsewhere in this Report;

•	the outcome or impact of litigation relating to our currency conversion practices;

•	the outcome or impact of legal and regulatory proceedings in various jurisdictions relating to interchange fees;

•	the outcome or impact of other regulatory initiatives, including those conducted by tax authorities;

•	the outcome or impact of European Union regulations on cross-border payments;

•	risks associated with international operations; and

•	currency fluctuations and foreign exchange risks.

Results of Operations

      On June 28, 2002, MasterCard Incorporated acquired all of the outstanding stock of Europay International S.A. (“EPI”) not previously owned by MasterCard International. On July 16, 2002, EPI, as a wholly owned subsidiary of MasterCard Incorporated, was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe. The results of MasterCard Europe’s operations have been included in our consolidated statements of income and cash flows of the Company from June 28, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Revenue was $512 million for the three months ended March 31, 2003 compared to $393 million for the three months ended March 31, 2002, an increase of $119 million or 30%, of which $70 million was due to the acquisition of MasterCard Europe.

      We enter into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). We anticipate that future revenue growth could be moderated by an increase in these incentives which are accounted for on a contra-revenue basis. In addition, due to slowing global economic conditions, including reduced cross-border travel caused by Severe Acute Respiratory Syndrome (“SARS”), the rate of revenue growth experienced for the three months ended March 31, 2003, exclusive of the effects of the acquisition of MasterCard Europe, may not be sustainable for the remainder of the year.

      Our revenue is comprised of operations fees and assessments. Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among our customers on a global basis. Operations fees are generally driven by transactions. The number of transactions processed increased to approximately 2.206 billion for the three months ended March 31, 2003, compared to approximately 1.946 billion for the three months ended March 31, 2002, an increase of approximately 13%. MasterCard Europe transactions are included in both periods. Operations fees were $315 million for the three months ended March 31, 2003 compared to $256 million for the three months ended March 31, 2002, an increase of $59 million or 23%. Approximately $33 million of operations fees in first three months of 2003 were due to the acquisition of MasterCard Europe.

      Assessments predominantly represent payments made by members for their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments were approximately $197 million for the three months ended March 31, 2003 compared to $137 million for the three months ended March 31, 2002, an increase of approximately $60 million or 44%. Approximately $37 million of our assessments in first three months of 2003 were due to the acquisition of MasterCard Europe. In addition, the increase in assessments was attributable to an increase in gross dollar volume (“GDV”) between the periods. GDV represents gross usage (purchase and cash disbursements) on MasterCard cards for goods and services including balance transfers and convenience checks. GDV was $286 billion for the three months ended March 31, 2003 compared to $255 billion for the three months ended March 31, 2002. GDV growth in first three months of 2003 as compared to same period in 2002 was approximately 7% when measured in local currency terms and approximately 12% when measured on a U.S. dollar converted basis. The difference in GDV growth measured in local currency terms compared to GDV growth measured on a U.S. dollar converted basis during the first quarter 2003 compared to the same period in 2002 is due to the weakening of the U.S. dollar against most major currencies worldwide. GDV includes MasterCard Europe activity in both periods presented. Offsetting the increase in assessments were rebates and incentives provided to customers, which increased by $7 million in the three months ended March 31, 2003 over the same period in 2002, primarily related to the acquisition of MasterCard Europe.

      Operating expenses were $1.180 billion for the three months ended March 31, 2003 compared to $315 million for the three months ended March 31, 2002, an increase of $865 million or 275%. Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit costs, depreciation and amortization expenses. Operating expenses increased $721 million due to the

U.S. merchant lawsuit costs and $85 million due to our acquisition of MasterCard Europe. In addition, we are evaluating an increase in our advertising and marketing support over the next several years to accelerate our profitable growth and to enhance the global position of MasterCard and its customers. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and to enhance the development of our programs and services. There is no assurance that these initiatives will be successful or that they will be continued. Operating expenses may increase over the next several years as a result of these initiatives.

      General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $277 million for the three months ended March 31, 2003 compared to $197 million for the three months ended March 31, 2002, an increase of $80 million or 40%. This increase was primarily attributable to increases in personnel costs of $42 million and increases in professional fees of $16 million, net of adjustments for legal costs associated with the U.S. merchant lawsuit. The increase in personnel costs of $42 million resulted principally from increases in personnel, including the impact of the acquisition of MasterCard Europe, and salary and benefit increases in 2003. Approximately $45 million of general and administrative expenses in 2003 was due to the acquisition of MasterCard Europe.

      For the three months ended March 31, 2003, we made significant investments in advertising and market development to build value in our brands and to develop programs to differentiate ourselves from our competition. Advertising and market development expenses were $152 million for the three months ended March 31, 2003 compared to $101 million for the three months ended March 31, 2002, an increase of $51 million or 51%, primarily consisting of a $24 million increase in advertising expense and a $21 million increase in promotions and sponsorships expense. Approximately $31 million of advertising and market development expenses in first three months of 2003 was due to the acquisition of MasterCard Europe. The increase, exclusive of MasterCard Europe, was due to our initiatives to increase our investment in advertising and market support in order to increase brand recognition and promote brand acceptance. We plan to evaluate the level of our investment in advertising, as well as other programs and sponsorships for the remainder of 2003 and thereafter.

      Costs associated with the U.S. merchant lawsuit totaled $721 million for the period ended March 31, 2003, consisting of a charge related to the signing of a Memorandum of Understanding in connection with the proposed settlement of this class action lawsuit. For a description of the Memorandum of Understanding, see Item 1 — Legal Proceedings in Part II of this Quarterly Report on Form 10-Q. We discounted the payment obligations under the MOU using a discount rate of 8%. As a result of discounting the payment obligations, we will incur interest charges of approximately $41 million for the remainder of 2003, $49 million in 2004, $44 million in 2005, and declining amounts thereafter through 2012.

      Depreciation expense was $12 million for the three months ended March 31, 2003 compared to $8 million for the three months ended March 31, 2002, an increase of $4 million. This increase was due principally to the acquisition of MasterCard Europe.

      Amortization expense was $18 million for the three months ended March 31, 2003 compared to $8 million for the three months ended March 31, 2002, an increase of $10 million. This increase was primarily driven by $5 million of amortization expense due to the acquisition of MasterCard Europe as well as additional amortization of capitalized computer software.

      Other income (expense) was $2 million for the three months ended March 31, 2003 compared to $6 million for the three months ended March 31, 2002, a decrease of $4 million. Other income (expense) comprises primarily interest, dividend and other investment income related to the portfolio of investments held, as well as interest expense, minority interest and other expense. As discussed in Note 10 to the Consolidated Financial Statements included herein, investment income and interest expense were each increased by $3 million due to the consolidation of the MasterCard International O’Fallon 1999 Trust (“Trust”) in our consolidated financial statements. Investment income decreased $3 million, exclusive of the consolidation of the Trust, for the three months ended March 31, 2003 compared to the same period in 2002, primarily as a result of lower market values of the trading securities portfolio.

      The effective tax rate for the three months ended March 31, 2003 was 35.3% versus 36.3% for the three months ended March 31, 2002. Exclusive of the effects of the charge for the U.S. merchant lawsuit described in Note 2 to the Consolidated Financial Statements included herein, which was treated as a discrete item in the determination of the tax provision, the effective tax rate was 30.8% versus 36.3%. The decrease, exclusive of the effect of the U.S. merchant litigation charge, was primarily attributable to higher tax-exempt income as a percentage of pretax income, the settlement of certain tax examinations on a favorable basis and a change in the geographic distribution of pretax income from jurisdictions with higher state rates to those with lower rates. In addition, the rate in 2002 was increased by a one-time increase in state income tax expense attributable to lower deferred state tax assets as a result of lower state tax rates, partially offset by the realization of foreign tax credits.

      Effective January 1, 2003, we changed our method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of pension cost. Under the previous accounting method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over a period of five years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a more timely basis. The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the period ended March 31, 2003 of $5 million, net of income taxes of $3 million.

      As a result of the foregoing, our net loss was $425 million for the three months ended March 31, 2003 compared to net income of $54 million for the three months ended March 31, 2002. The advertising and market support initiatives discussed above, which involve significant expenditures to support and build value in the MasterCard family of brands, could result in reduced revenue and additional operating expenses over the next several of years.

Liquidity and Capital Resources

      We need capital resources and liquidity to fund our global development, to cover any settlement risk, to finance our capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt, legal obligations and other contractual commitments. At March 31, 2003, we had $637 million of liquid investments with which to manage operations. We expect that the cash generated from our operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2003 and beyond.

      For the three months ended March 31, 2003, net cash used in operating activities was $149 million compared to net cash provided by operating activities of $35 million for the three months ended March 31, 2002. The utilization of cash by operating activities in the three months ended March 31, 2003 was principally due to the payment of accounts payable and accrued expense balances that had increased at December 31, 2002 due to heavy fourth quarter advertising and market development spending, payment of 2002 accrued incentive compensation, and changes in our net settlement position as a result of the timing of receiving payments for weekend activity.

      Net cash used in investing activities was $47 million and $11 million for the three months ended March 31, 2003 and 2002, respectively. The outlay of cash in 2003 was primarily due to capital expenditures and expenditures for capitalized software. The primary capital expenditure was MasterCard’s purchase of a building in Kansas City, Missouri for a backup data center.

      No cash was used in financing activities for the three months ended March 31, 2003. Net cash used in financing activities for the three months ended March 31, 2002 was $10 million. In the prior year quarter, financing activities related to repayments of MasterCard’s net settlement overdraft positions.

      Cash paid for income taxes in the period ended March 31, 2003 was reduced to a nominal amount as a result of significant tax deductions generated during the last four months of 2002.

      At March 31, 2003, we recorded a liability in connection with the proposed settlement of the U.S. merchant antitrust lawsuit, which is more fully discussed in Note 2 to the Consolidated Financial

Statements included herein. We expect to be able to fund amounts payable in connection with this legal proceeding through cash generated from operations and our borrowing capacity. Primarily due to the development pertaining to the U.S. merchant lawsuit, on May 1, 2003, Standard & Poor’s placed MasterCard on CreditWatch with negative implications.

      In the normal course of business, MasterCard operates systems for clearing and settling payment transactions among its members. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, via settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts due from members or amounts due to members for a duration normally ranging from one to four calendar days and are included in the balance sheet of MasterCard as settlement due to/due from members.

      Our financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $408 million at March 31, 2003 and $526 million at December 31, 2002, representing a working capital ratio of 1.4 and 1.6 in 2003 and 2002, respectively.

      We provide for settlement liquidity through a 364-day revolving credit facility (the “Credit Facility”) with certain financial institutions that are members, which expires on June 3, 2003. Under the terms of the Credit Facility, MasterCard has commitments of $1.2 billion that can be borrowed in the form of revolving loans. Interest is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points, and the rate increases depending upon the amount of any draw down. Under the Credit Facility, MasterCard has agreed to pay a facility fee equal to 7 basis points per annum on each lender’s commitment. MasterCard is required to maintain a minimum level of consolidated net worth under the terms of the Credit Facility. As a result of the proposed settlement of the U.S. merchant lawsuit described in Part II, Item 1 — Legal Proceedings herein, MasterCard and the lenders under the Credit Facility agreed to waive the application of the net worth covenant for the remainder of its existing term. MasterCard intends to replace the existing Credit Facility with a new 364-day credit facility on or prior to the expiration of the existing Credit Facility on June 3, 2003.

      MasterCard International has issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. MasterCard has the option to prepay the Notes with a “make whole” payment to the investors if market interest rates are lower at the time of prepayment. The principal amount of the Notes outstanding at March 31, 2003 and December 31, 2002 was $80 million.

      MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have entered into a multi-purpose unsecured credit facility with a bank that is a member to satisfy certain operational funding requirements. The final amendment of this agreement, dated October 1999, allows for funding for a period of up to twelve months from the borrowing date for a maximum amount of 35 million euros. The credit facility can be used for overnight overdrafts, intraday overdrafts, straight loans, and guarantees. This agreement requires the payment of interest at varying rates. For a straight loan, drawdown interest is paid at the Euro Interbank Offered Rate (“EURIBOR”) plus 15 basis points. For overdrafts on euro accounts and U.S. dollar accounts, interest is paid at a rate of the Euro Overnight Index Average (“EONIA”) plus 50 basis points and the U.S. dollar call rate plus 50 basis points, respectively. To cover overdrafts, the bank will automatically activate the credit facility. For bank guarantees, the guarantee fee is paid at a rate of 1.5% per annum.

      MasterCard Europe entered into an unsecured credit agreement with a bank that is a member to provide fixed-term financing to fund certain settlement service operations for up to 30 million euros. This agreement allows for borrowings to be outstanding for a period of seven to thirty days. Under this agreement, interest is paid at EURIBOR plus 15 basis points. The rates of interest are set at the current market rate, and the bank at its discretion can modify the offered margins to reflect market conditions.

      MasterCard Europe has a credit facility with a separate bank that is a member in the amount of 100 million euros to cover multi-currency overdrafts. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate.

      We have entered into contractual commitments associated with operating lease agreements for office space and equipment as well as for sponsorship, licensing and other agreements. Obligations relating to these contractual commitments are estimated to be payable in the following periods:

			Sponsorship,
		Operating	Licensing &
	Total	Leases	Other

	(In thousands)
The remainder of 2003	$185,034	$27,360	$157,674
2004	203,171	25,086	178,085
2005	169,726	20,326	149,400
2006	109,892	16,777	93,115
2007	51,823	15,015	36,808
Thereafter	43,292	20,551	22,741

Total	$762,938	$125,115	$637,823

      At March 31, 2003, $16.3 million of the future minimum payments in the table above was accrued.

      An adverse outcome of certain of the legal proceedings described in Note 14 to the Consolidated Financial Statements included herein could have a detrimental impact on liquidity and capital resources if the proceedings result in adverse awards of damages to the relevant plaintiffs or equitable relief in the form of return of funds.

      We believe that our cash provided by operating activities, our liquid investments and our borrowing capacity provide sufficient liquidity to meet our ongoing business requirements.

Critical Accounting Policies & Estimates

      Our accounting policies are integral to understanding the results of operations and financial condition. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have established detailed policies and control procedures to ensure the methods used to make estimates and assumptions are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management judgments.

Revenue Recognition

      Certain revenues are estimated based upon transactional information accumulated from our systems or reported by our customers. This information is reviewed against historical and projected customer performance.

      We have business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are generally calculated on a monthly basis based upon the estimated customer’s performance and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned.

      In addition, we enter into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with EITF 01-9. Incentives are based on management’s estimate of the customer’s performance in a given period.

      Our estimate of customers’ performance is a critical component in the calculation of rebates and incentives. Rebates and incentives are calculated based upon estimates of future customer performance and the terms in the related customer agreements. Customers’ performance is estimated by using historical performance, member reported information, discussions with our customers, and transactional information accumulated from our systems. Actual results may differ from these estimates.

Capitalized Software

      Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or obtained for internal use are expensed as incurred.

      We are required to make judgments to determine if each project will satisfy its intended use and the phase of each project. In addition, we estimate the internal costs based on hours spent on the design, development and testing phases of the project. These judgments and estimates impact the accounting for capitalized software in our financial statements.

Impairment

      We test goodwill and intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We test investments in affiliates for a loss in value, which is other than temporary, in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Whenever indicators of impairment exist, these assets are tested. Goodwill and intangible assets with indefinite lives are tested at least annually.

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

      Goodwill and intangible assets represent a significant portion of our balance sheet. Therefore, impairment could result in a material reduction of our assets, as well as a charge to our Consolidated Statement of Income (Loss).

Pensions

      Certain assumptions are used in the determination of our annual pension costs and the disclosure of the funded position of our pension plans. Key assumptions include the discount rate used to measure the plan’s projected benefit obligation and the expected rate of return on plan assets. We utilize a discount rate of 6.75% and an expected return on plan assets of 8.5%. A quarter of a percentage point decrease in our discount rate would increase our projected benefit obligation by $2 million, and would increase our annual pension expense by $.3 million. An equal but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate. A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $.3 million.

Discount Rate

      We estimated the discount rate we used to calculate the present value of our obligations under the U.S. merchant lawsuit to be 8%. The discount rate is a matter of management judgment, which considers our credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.

      A 1% increase in the discount rate would decrease the after-tax amount we recorded as a charge for the period ended March 31, 2003 by approximately $20 million, and increase annual interest expense by approximately $3.6 million, $4.3 million, and $4.2 million in 2003, 2004, and 2005, respectively, and declining amounts thereafter. The reverse impact would be experienced for a 1% decrease in the discount rate.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”). EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. MasterCard is in the process of determining the impact, if any, of adopting this accounting pronouncement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates and foreign currency exchange rates. We have limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management establishes and oversees the implementation of board of director approved policies governing our funding, investments, and use of derivative financial instruments and we monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at March 31, 2003 as compared to December 31, 2002.

      We enter into forward currency contracts to minimize risk associated with anticipated revenues and expenses and assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar and euro.

      At March 31, 2003 and December 31, 2002, forward currency contracts against the U.S. dollar were both sold (with notional amounts of $57 million and $25 million, respectively) and purchased (with notional amounts of $82 million and $39 million, respectively).

      At March 31, 2003 no forward currency contracts against the euro were sold. At December 31, 2002, forward currency contracts against the euro were sold with notional amounts of $8 million. At March 31, 2003 and December 31, 2002, forward currency contracts against the euro were purchased (with notional amounts of $214 million and $199 million, respectively).

Item 4.	Controls and Procedures

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

      There have not been any significant changes to MasterCard Incorporated’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

[PRICEWATERHOUSECOOPERS letterhead]

Report of Independent Accountants

To the Board of Directors and Shareholders

of MasterCard Incorporated:

      We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of March 31, 2003, and the related consolidated statements of income (loss), comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2003 and March 31, 2002, and the consolidated statement changes in stockholders’ equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

      As discussed in Note 4 to the financial statements, effective January 1, 2003 the Company changed its method for calculating the market-related value of plan assets used in determining the expected return on the assets component of annual pension cost.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’/members’ equity for the year then ended (not presented herein), and in our report dated March 5, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, NY

May 8, 2003

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Refer to Note 14 to the Consolidated Financial Statements herein.

      On April 30, 2003, MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in a class action lawsuit brought by U.S. merchants against MasterCard International and Visa, U.S.A. Inc. (“Visa”) in the U.S. District Court for the Eastern District of New York. In this lawsuit, plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule) and claimed that MasterCard and Visa had unlawfully tied acceptance of debit cards to acceptance of credit cards. Plaintiffs also alleged that MasterCard and Visa had conspired to monopolize what they characterized as the point-of-sale debit card market. For a description of the material claims in the lawsuit, see the caption “Merchant Antitrust Litigation” in Note 14 to the consolidated financial statements contained in MasterCard’s Annual Report on Form 10-K for the year ended December 31, 2002.

      In the MOU, MasterCard and plaintiffs reached an agreement in principle, subject to execution of a final settlement agreement and approval by the Court, to settle all claims against MasterCard and its affiliates and members resulting from this lawsuit. As part of the settlement, MasterCard agreed to take the following actions.

•	MasterCard will pay into a settlement fund $100 million per year over the next ten years. These payments are due by December 22 of each year, except for the first year in which $10 million is due within thirty days of execution of the final settlement agreement and the balance is due by December 22, 2003.

•	MasterCard will permit merchants to elect not to accept MasterCard-branded, signature-based debit cards issued in the United States, while still accepting MasterCard-branded credit and charge cards. Notwithstanding the foregoing, MasterCard may adopt and enforce an “honor all cards rule” that requires merchants who choose to accept MasterCard-branded debit cards to accept all MasterCard-branded debit cards. In addition, MasterCard may implement an “honor all cards” rule with respect to all MasterCard-branded cards not coming within the definition of debit cards, including credit and charge cards. MasterCard must adopt rules implementing these requirements as of forty-five days after the effective date of the Court order approving the settlement or January 1, 2004, whichever is earlier.

•	MasterCard will require issuers of MasterCard-branded debit cards to place the word “Debit” or a similar term on the face of those cards and to allow those cards to be identified through electronic terminals. MasterCard must adopt rules implementing these requirements as of forty-five days after the effective date of the Court order approving the settlement or January 1, 2004, whichever is earlier. The rules must require issuers to make the changes within the normal reissuance cycles for existing cards, provided that MasterCard must cause 80 percent of all outstanding MasterCard-branded debit cards to be compliant with these requirements within 18 months of the earlier of the effective date of the Court order approving the settlement or January 1, 2004, and the remainder to be compliant within 36 months of such time. MasterCard remains free to adopt a new brand or program name for MasterCard-branded debit cards, provided that this is done in a uniform and consistent manner.

•	MasterCard will provide acquiring banks, upon request, signage for merchant use at the point of sale and at the entrance to stores communicating the fact that a given merchant accepts MasterCard-branded debit cards. The signage must be provided as of ninety days after the effective date of the Court order approving the settlement or January 1, 2004, whichever is earlier.

•	On or before August 1, 2003, MasterCard will set a separate interchange rate for MasterCard-branded debit cards that reduces current interchange rates by at least one-third. MasterCard expects to adopt a new interchange rate by this deadline that will incent both issuance and acceptance of MasterCard-

branded debit cards. To compensate merchants for the time it will take MasterCard to implement the new interchange rates, MasterCard will pay $25 million into the settlement account in 2003, in addition to the payment amounts described above.

•	MasterCard will not enact rules that prohibit merchants from encouraging or steering MasterCard-branded debit cardholders to use other forms of payment or that prohibit merchants from providing a discount to consumers who pay by any other form of payment. Presently MasterCard does not have such rules in force.

      MasterCard denies all claims in the lawsuit and nothing in the MOU constitutes an admission of wrongdoing or liability by MasterCard. There are consumer class actions pending in two state courts related to the merchant antitrust lawsuit that have been stayed pending developments in this matter. In addition, several lawsuits have been commenced by merchants who have opted not to participate in the merchant antitrust lawsuit, including Meijer Stores, Toys “R” Us, Giant Eagle and Home Depot. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the MOU.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      Refer to the Exhibit Index herein.

      (b) Reports on Form 8-K

      On February 3, 2003 the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s payment programs for the three and twelve month periods ended December 31, 2002.

      On May 7, 2003 the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s payment programs for the three month period ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	MASTERCARD INCORPORATED

(Registrant)

Date: May 14, 2003	/s/ ROBERT W. SELANDER

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2003	/s/ DENISE K. FLETCHER

Denise K. Fletcher
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

Date: May 14, 2003	/s/ CHRIS A. MCWILTON

Chris A. McWilton
Senior Vice President and Controller
(Principal Accounting Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ DENISE K. FLETCHER

Denise K. Fletcher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Item		Description

3	.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3	.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
3	.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
3	.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
10.1		MasterCard International Incorporated Executive Incentive Plan as amended and restated effective January 1, 2003.
18.1		Letter re change in accounting principles by PriceWaterhouseCoopers LLP dated May 8, 2003.
99.1		Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Denise K. Fletcher, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.