Form 10-Q
period 2003-06-30
MASTERCARD INC
filed 2003-08-08
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50250

MasterCard Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-4172551 (IRS Employer Identification Number)

2000 Purchase Street Purchase, NY (Address of principal executive offices)	10577 (Zip Code)

(914) 249-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2003

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Statements of Operations —
Three and Six Months Ended June 30, 2003 and 2002	3
Consolidated Balance Sheets —
June 30, 2003 and December 31, 2002	4
Consolidated Statements of Cash Flows —
Six Months Ended June 30, 2003 and 2002	5
Consolidated Statement of Changes in Stockholders’ Equity —
Six Months Ended June 30, 2003	6
Consolidated Condensed Statements of Comprehensive Income (Loss) —
Three and Six Months Ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	29
Report of Independent Accountants	30
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 5. OTHER INFORMATION	34
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	35
SIGNATURES	36

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Revenue	$556,893	$450,189	$1,069,108	$843,141
Operating Expenses
General and administrative	280,955	217,887	557,847	415,061
Advertising and market development	195,400	160,624	347,694	261,660
Settlement of U.S. merchant lawsuit	—	—	721,000	—
Depreciation	12,950	8,163	25,143	16,257
Amortization	17,643	10,766	35,239	19,090

Total operating expenses	506,948	397,440	1,686,923	712,068

Operating income (loss)	49,945	52,749	(617,815)	131,073

Other Income (Expense)
Investment income	18,366	5,486	26,878	14,030
Interest expense	(18,748)	(2,087)	(24,092)	(4,537)
Other income (expense), net	419	164	(257)	(163)

Total other income (expense)	37	3,563	2,529	9,330

Income (loss) before income taxes	49,982	56,312	(615,286)	140,403
Income tax expense (benefit)	17,655	19,923	(217,273)	50,418

Income (loss) before cumulative effect of accounting change	32,327	36,389	(398,013)	89,985
Cumulative effect of accounting change, net of tax	—	—	4,949	—

Net Income (Loss)	$32,327	$36,389	$(393,064)	$89,985

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$.32	$.50	$(3.98)	$1.25
Cumulative effect of accounting change, net of tax	—	—	.05	—

Net Income (Loss) per Share (Basic and Diluted)	$.32	$.50	$(3.93)	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2003	2002

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$305,011	$336,474
Investment securities, at fair value:
Available-for-sale	497,267	504,939
Trading	35,168	30,511
Accounts receivable	210,280	198,855
Settlement due from members	250,145	229,282
Restricted security deposits held for members	57,929	58,088
Prepaid expenses and other current assets	130,444	97,489

Total Current Assets	1,486,244	1,455,638
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $283,154 and $258,116)	255,638	226,720
Deferred income taxes	241,615	41,337
Goodwill	172,331	152,941
Other intangible assets (less accumulated amortization of $147,139 and $117,166)	312,567	285,703
Municipal bonds held-to-maturity	192,793	6,563
Other assets	96,050	91,973

Total Assets	$2,757,238	$2,260,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$146,344	$172,242
Settlement due to members	193,893	175,515
Restricted security deposits held for members	57,929	58,088
Obligations under U.S. merchant lawsuit — current	142,000	—
Accrued expenses	435,618	486,436
Other current liabilities	61,827	37,463

Total Current Liabilities	1,037,611	929,744
Deferred income taxes	71,150	67,445
Obligations under U.S. merchant lawsuit	593,079	—
Long-term debt	229,536	80,107
Other liabilities	170,411	159,529

Total Liabilities	2,101,787	1,236,825
Minority interest	4,620	644
Commitments and contingent liabilities (Note 12)
Stockholders’ Equity
Class A redeemable common stock, $.01 par value per share; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value per share; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(366,535)	26,529
Accumulated other comprehensive income, net of tax:
Foreign currency translation adjustments	43,834	16,542
Net unrealized gain on investment securities available-for-sale	13,031	14,465
Net unrealized loss on derivatives accounted for as hedges	(7,867)	(2,498)

Total accumulated other comprehensive income, net of tax	48,998	28,509

Total Stockholders’ Equity	650,831	1,023,406

Total Liabilities and Stockholders’ Equity	$2,757,238	$2,260,875

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Operating Activities
Net income (loss)	$(393,064)	$89,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,143	16,257
Amortization	35,239	19,090
Deferred income taxes	(212,012)	9,822
Other	150	882
Changes in operating assets and liabilities:
Trading securities	(4,657)	7,363
Accounts receivable	(7,460)	19,748
Settlement due from members	(3,073)	123,216
Prepaid expenses and other current assets	(19,598)	2,348
Accounts payable	(28,657)	(21,446)
Settlement due to members	4,555	(92,358)
Obligations under U.S. merchant lawsuit settlement, including accretion of imputed interest	735,079	—
Accrued expenses	(76,556)	(27,344)
Net change in other assets and liabilities	(7,819)	(16,446)

Net cash provided by operating activities	47,270	131,117

Investing Activities
Purchases of property, plant and equipment	(50,531)	(17,397)
Capitalized software	(37,166)	(21,154)
Purchases of investment securities available-for-sale	(109,795)	(125,816)
Proceeds from sales of investment securities available-for-sale	115,755	102,651
Cash received from the acquisition of Europay International S.A., net of acquisition related expenses	—	31,243
Other investing activities	(472)	5,640

Net cash used in investing activities	(82,209)	(24,833)

Financing Activities
Repayment of short-term borrowings, net	—	(9,530)

Net cash used in financing activities	—	(9,530)

Effect of exchange rate changes on cash and cash equivalents	3,476	—

Net (decrease) increase in cash and cash equivalents	(31,463)	96,754
Cash and cash equivalents — beginning of period	336,474	176,143

Cash and cash equivalents — end of period	$305,011	$272,897

Supplemental Disclosures
Cash paid for income taxes	$991	$49,745
Cash paid for interest	8,363	2,668
Non-cash activities:
Common stock issued for acquisition of Europay International S.A.	—	275,744
Consolidation of special purpose entity:
Municipal bonds held-to-maturity	(154,000)	—
Long-term debt	149,380	—
Minority interest	4,620	—
Sale-leaseback transaction:
Capital lease obligation	32,627	—
Bonds held-to-maturity	(32,627)	—
Software license fees accrued and capitalized	4,120	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Common Shares		Additional
		(Accumulated	Income,			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital

	(In thousands)
Balance at January 1, 2003	$1,023,406	$26,529	$28,509	$840	$160	$967,368
Net loss	(393,064)	(393,064)	—	—	—	—
Other comprehensive income	20,489	—	20,489	—	—	—

Balance at June 30, 2003	$650,831	$(366,535)	$48,998	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Net Income (Loss)	$32,327	$36,389	$(393,064)	$89,985
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20,761	7	27,292	18
Net unrealized gain (loss) on investment securities available-for-sale	243	7,149	(1,434)	4,455
Net unrealized loss on derivatives accounted for as hedges	(1,529)	—	(5,369)	—

Other comprehensive income, net of tax	19,475	7,156	20,489	4,473

Comprehensive Income (Loss)	$51,802	$43,545	$(372,575)	$94,458

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In Thousands, Except Per Share Data)

Note 1. Organization

     MasterCard Incorporated is incorporated under the laws of the State of Delaware, United States of America. MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (together, “MasterCard” or the “Company”), provide transaction processing, branding and related services to customers principally in support of their credit, deposit access, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard operates a system for authorizing, clearing and settling payment transactions among its customers, which are members of MasterCard International. The Company’s stockholders are all principal members of MasterCard International.

     MasterCard converted from a membership to a stock company on June 28, 2002 through the creation of MasterCard Incorporated, a holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock, not previously owned by MasterCard International, of Europay International S.A. (“EPI”), a company incorporated under the laws of Belgium. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe sprl (“MasterCard Europe”).

Note 2. Basis of Presentation

     The consolidated financial statements for the three-month and six-month periods ended June 30, 2003 and 2002 and as of June 30, 2003 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The Company follows accounting principles generally accepted in the United States of America. Due to seasonal fluctuations and other factors, the results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to 2003 classifications. The results of MasterCard Europe have been consolidated as of June 28, 2002 and did not have a material impact on the Company’s net income for the three-month or six-month periods ended June 30, 2002.

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by generally accepted accounting principles in the United States of America. Reference should be made to the Company’s 2002 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 3. U.S. Merchant Lawsuit

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

     On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement requires the Company to pay $125,000 in 2003 and $100,000 annually from 2004 through 2012. In addition, the Company is required to adopt rules which will permit merchants to elect not to accept MasterCard branded debit cards, implement programs to allow merchants to identify debit cards, provide signage to merchants, and establish a separate debit interchange rate.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In Thousands, Except Per Share Data)

     MasterCard denies all claims in the lawsuit and nothing in the MOU or Settlement Agreement constitutes an admission of wrongdoing or liability by MasterCard. The Settlement Agreement is subject to the final approval of the District Court.

     In connection with signing the MOU, MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three month period ended March 31, 2003, consisting of (i) the monetary amount of the settlement (discounted at 8% over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the settlement, and (iii) costs to address certain merchants who opted not to participate in the class action lawsuit. Amounts recorded are estimates and are subject to change in the future.

     There are consumer class actions pending in three state courts related to the merchant antitrust lawsuit that have been stayed pending developments in this litigation. In addition, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Meijer Stores and Toys “R” Us. MasterCard is generally seeking to have these cases transferred to the U.S. District Court for the Eastern District of New York to the extent they are not already pending in that court. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement.

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

     The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the six months ended June 30, 2003 of $4,949, net of income taxes of $2,819. Applying the new methodology retroactively to January 1, 2002 would have had a de minimis impact on net income and net income per share for the three and six months ended June 30, 2002.

Note 5. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$32,327	$36,389	$(398,013)	$89,895
Cumulative effect of accounting change, net of tax	—	—	4,949	—

Net income (loss)	$32,327	$36,389	$(393,064)	$89,895

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	72,643	100,000	72,129

Income (loss) per share before cumulative effect of accounting change	$.32	$.50	$(3.98)	$1.25
Cumulative effect of accounting change per share, net of tax	—	—	.05	—

Net income (loss) per share (basic and diluted)	$.32	$.50	$(3.93)	$1.25

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

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

     In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the agreement between MasterCard Incorporated, MasterCard International and EPI relating to the Integration provides that the number of shares allocated to these shareholders will potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation at the end of the transition period. EPI and MEPUK shareholders therefore received 17,610 unconditional shares at closing.

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

     A summary of accrued exit costs relating to the Integration is as follows:

		Redundant
		Computer
	EPI’s	Systems/
	Brand/Logos	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2002	$11,881	$8,111	$2,120	$22,112
Utilization	(142)	(2,455)	—	(2,597)
Change in estimate	—	6,199	(69)	6,130
Foreign currency translation	1,144	825	194	2,163

Balance as of June 30, 2003	$12,883	$12,680	$2,245	$27,808

     During the six-month period ended June 30, 2003, the Company adjusted its preliminary estimate of exit costs related to the Integration. Most significantly, the estimate of exit costs was increased by $6,199 due to the identification of an additional redundant system and incremental costs which were not included in the preliminary estimate. A corresponding increase was made to goodwill, net of taxes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Note 7. Property, Plant and Equipment

     Property, plant and equipment consist of the following:

	June 30, 2003	December 31, 2002

Equipment	$312,965	$294,541
Building and land	162,566	130,028
Furniture and fixtures	36,152	34,486
Leasehold improvements	27,109	25,781

	538,792	484,836
Less accumulated depreciation and amortization	(283,154)	(258,116)

	$255,638	$226,720

     Depreciation and amortization expense for the property, plant and equipment described in the table above was $13,706 and $8,649 for the three months ended June 30, 2003 and 2002, and was $26,647 and $17,143 for the six months ended June 30, 2003 and 2002, respectively.

     In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a back-up data center which replaced the back-up data center in Lake Success, New York. In April 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $32,627 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. The leaseback has been accounted for as a capital lease.

Note 8. Goodwill

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the six months ended June 30, 2003 are as follows:

Balance as of December 31, 2001	$7,141
EPI acquisition, at date of Integration	134,661
Change in estimate of exit costs relating to the Integration, net of tax	1,221
Change in estimate of acquisition costs for EPI	190
Change in estimated purchase price allocation, net of tax	2,890
Foreign currency translation	6,838

Balance as of December 31, 2002	152,941
Change in estimate of exit costs relating to the Integration, net of tax	3,792
Foreign currency translation	15,598

Balance as of June 30, 2003	$172,331

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Note 9. Other Intangible Assets

     The following table sets forth net intangible assets, other than goodwill:

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Capitalized software	$252,349	$(119,708)	$132,641	$211,250	$(93,184)	$118,066
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	19,025	(5,915)	13,110	17,926	(2,557)	15,369
Other	728	(637)	91	728	(546)	182

Total	292,981	(147,139)	145,842	250,783	(117,166)	133,617
Unamortizable intangible assets:
Customer relationships	166,725	—	166,725	152,086	—	152,086

Total	$459,706	$(147,139)	$312,567	$402,869	$(117,166)	$285,703

     Amortization and impairment expense on the assets above amounted to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Amortization	$16,887	$10,280	$33,735	$18,204
Impairment	1,492	182	1,500	182

     As of June 30, 2003, the Company capitalized $4,120 of software not yet put into production for which license fees are unconditionally due in future periods.

     The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the six months ending December 31, 2003	$35,495
For the year ending December 31, 2004	58,474
For the year ending December 31, 2005	34,229
For the year ending December 31, 2006	13,560
For the year ending December 31, 2007	3,389
For the year ending December 31, 2008	695

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

     Rent is payable by MasterCard International in amounts equal to interest payments on the Secured Notes and a return to equity-holders. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at June 30, 2003. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility.

     The lease agreement permits MasterCard International to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” and consolidated the Trust on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. For the three and six months ended June 30, 2003, the consolidation had no impact on net income (loss). However, interest income and interest expense were each increased by $2,852 for the three months ended June 30, 2003 and $5,704 for the six months ended June 30, 2003.

Note 11. Debt

     On June 20, 2003, the Company entered into a committed $1,200,000 revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. The Credit Facility replaces MasterCard Incorporated’s prior $1,200,000 credit facility, which expired on June 3, 2003. The lenders under the prior facility agreed to extend its term through July 3, 2003. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2003. There were no borrowings under the Credit Facility at June 30, 2003. The lenders under the Credit Facility are affiliates of members of MasterCard International.

Note 12. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at June 30, 2003 are as follows:

		Sponsorship,
		Licensing &
	Leases	Other	Total

The remainder of 2003	$20,374	$90,935	$111,309
2004	31,345	177,141	208,486
2005	25,995	140,755	166,750
2006	19,675	93,433	113,108
2007	17,423	37,771	55,194
Thereafter	61,959	23,057	85,016

Total	$176,771	$563,092	$739,863

     Included in the table above are capital leases with imputed interest expense of $16,945 and a net present value of minimum lease payments of $39,310. In addition, at June 30, 2003, $20,301 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the company’s office space was $7,157 and $5,907 for the three months ended June 30, 2003 and 2002, and was $14,321 and $11,242 for the six months ended June 30, 2003 and 2002, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,853 and $193 for the three months ended June 30, 2003 and 2002, and was $3,698 and $390 for the six months ended June 30, 2003 and 2002, respectively.

     MasterCard licenses certain software to its customers. The license agreements contain guarantees, under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the term of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company does not generate significant revenues from software licensing. The fair value of the guarantees is estimated to be de minimis.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Note 13. Settlement and Travelers Cheque Risk Management

     The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Generally, settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be assessed for the amount of any settlement loss.

     Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. Member-reported transaction data and the transaction clearing data underlying these estimations may be revised in subsequent reporting periods. MasterCard’s estimated settlement exposure for MasterCard-branded transactions utilizing the aforementioned methodology for the quarters ended June 30, 2003 and December 31, 2002, after consideration of the collateral amounts set forth below, amounted to $9,985,670 and $9,793,848, respectively. A portion of the Company’s uncollateralized estimated settlement exposure for MasterCard-branded transactions (estimated at $681,248 and $1,053,091 for the quarters ended June 30, 2003 and December 31, 2002, respectively) relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards. A significant portion of this amount ($369,866 and $437,325 for the quarters ended June 30, 2003 and December 31, 2002, respectively) is concentrated in three members. The decrease in uncollateralized exposure for non-compliant members is mainly attributable to certain members becoming compliant with MasterCard’s member risk standards in the first six months of 2003. From time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary. In the event of uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment. MasterCard International has established such a reserve in the amount of $575, which is an estimate of future losses.

     To minimize its exposure to settlement risk, MasterCard International members that are not in compliance with the Company’s risk standards in effect at the time of determination may be required, after management review of the individual risk circumstances, to provide collateral, typically in the form of letters of credit and bank guarantees. MasterCard held collateral for estimated legal settlement risk of MasterCard-branded transactions in the amount of $1,605,225 and $1,394,644 at June 30, 2003 and December 31, 2002, respectively. In addition to these amounts, MasterCard held collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank (acquirer) failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk as described below. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 59% and 62% in North America and 23% and 21% in Europe for the quarters ended June 30, 2003 and December 31, 2002, respectively.

     In addition to the settlement risk identified above, the Company provides settlement guarantees with respect to certain Cirrus and Maestro transactions that the Company processes. The Company’s estimated Cirrus and Maestro settlement exposures, utilizing the aforementioned methodology, were $566,952 and $467,560 for the quarters ended June 30, 2003 and December 31, 2002, respectively. The Company holds collateral for a portion of these exposures. In addition, the Company guarantees certain Cirrus- and Maestro-branded transactions in Europe that are processed outside of the Cirrus and Maestro settlement systems. The Company is currently not able to quantify these exposures. Collateral is also held for a portion of these exposures. At December 31, 2002, the Company also guaranteed certain Maestro-branded transactions in Latin America. However, this guarantee was revoked in June 2003.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of the guarantee are unlimited. MasterCard guaranteed MasterCard-branded travelers cheques of $1,303,907 and $1,218,429 at June 30, 2003 and December 31, 2002, respectively. These estimates are based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The December 31, 2002 amount previously reported as $1,377,933 has been revised to reflect this actuarial determination. MasterCard holds approximately $2,144 in cash in order to meet travelers cheques obligations of certain issuers who have discontinued their MasterCard travelers cheques programs. A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $1,105,652 and $1,019,739 at June 30, 2003 and December 31, 2002, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $31,489 and $31,594 at June 30, 2003 and December 31, 2002, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer.

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

     Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is de minimis. Accordingly, adoption of the accounting recognition and measurement provisions of FIN 45 did not have an impact on the financial position and results of operations of MasterCard for the three and six months ended June 30, 2003. However, circumstances in the future may change, which would require the Company to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

Note 14. Foreign Exchange Risk Management

     The Company enters into foreign exchange contracts to minimize the risk associated with anticipated revenues and expenses denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are listed below, classified by functional currency.

U.S. Dollar Functional Currency

	June 30, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$54,557	$1,935	$38,824	$(52)
Commitments to sell foreign currency	54,584	(756)	24,689	(99)

Euro Functional Currency

	June 30, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$213,383	$(8,437)	$199,238	$(2,431)
Commitments to sell foreign currency	1,625	(20)	7,870	(12)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Swiss francs, Japanese yen, Korean won, and Canadian dollars. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $7,867 and $2,498 of net losses in accumulated other comprehensive income as of June 30, 2003 and December 31, 2002, respectively, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at June 30, 2003 and December 31, 2002.

     Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 15. Legal Proceedings

     MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. With respect to the matters below, MasterCard believes that an unfavorable outcome is not probable or that it is not currently possible to estimate the impact of an unfavorable outcome. Accordingly, consistent with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, no provision for losses has been made.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

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

     MasterCard believes that it has a strong legal basis to challenge the judge’s ruling with respect to the CPP, and has appealed the decision on that count. On February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. MasterCard, the DOJ and other parties to the DOJ antitrust litigation completed their submission of appellate briefs to the Second Circuit Court of Appeals in late August 2002. Oral argument on the appeal of the District Court’s decision in this case was held on May 8, 2003. The three-judge panel of the Second Circuit has not yet issued a decision on the appeal.

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

     On February 5, 2003, the trial court judge issued a preliminary decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

statements. As to MasterCard, the judge also ordered unspecified restitution to California cardholders. On April 8, 2003, the trial court judge issued a final decision containing substantially the same terms as the preliminary decision. The final decision does not specify a monetary amount of restitution required to be paid to plaintiffs. Instead, the trial court judge indicated that the procedure for determining restitution will be established after further briefing and argument by the parties, following which a final judgment will be entered. A hearing on the restitution procedure is scheduled for September 11, 2003. MasterCard presently intends to appeal the decision on a number of grounds once a final judgment is entered.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois and Tennessee seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California.

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

     Defendants have moved to dismiss the MDL Complaint. Oral argument on that motion was held on June 21, 2002. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Discovery in this matter is expected to continue. No trial date has been set.

Remote Merchant Litigations

     On May 20, 2003, a purported class action complaint was filed by a group of remote (or non-face-to-face) merchants in the U.S. District Court for the Eastern District of North Carolina against MasterCard, Visa U.S.A., Inc., American Express Company and Discover Financial Services, Inc. With respect to MasterCard, the complaint alleges that MasterCard’s interchange fees for remote merchants, such as those conducting business over the internet, together with MasterCard’s rules allocating fraud losses to such merchants, violate state and federal antitrust laws. For a description of interchange fees, see “Global Interchange Proceedings” below. The complaint makes a variety of other allegations including breach of fiduciary duty, fraud, civil conspiracy, and unfair and deceptive trade practices. The complaint also alleges that the defendants have violated the Racketeer Influenced Corrupt Organizations (RICO) Act. The plaintiffs claim that defendants’ alleged monopolistic conduct has forced them to bear the risks and costs of fraud in the form of chargebacks (returned transactions), and to pay excessive interchange, chargeback and credit penalty fees. Other antitrust claims include group boycott and a conspiracy to profit from fraud when transactions are processed in a card-not-present environment. The plaintiffs seek injunctive and declaratory relief, disgorgement and damages. MasterCard’s response to this complaint is presently due on September 27, 2003, although this date may be extended.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     In addition, on May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the internet. MasterCard has assessed the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity. The plaintiff is seeking damages and declaratory and injunctive relief. MasterCard has until September 18, 2003 to file a response to this complaint.

     At this time it is not possible to determine the outcome of the remote merchant litigations.

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

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Statement of Objections (“SOO”) under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The SOO contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the SOO, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued a supplemental SOO, which also contains preliminary conclusions that challenge MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental SOO, and a hearing was held on May 21, 2003.

     Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, a negative decision by the OFT could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

position and overall business in the U.K. In the event of a negative decision by the OFT, MasterCard intends to appeal to the relevant competition tribunal in the U.K. and to seek interim relief if the negative decision adversely impacts MasterCard’s U.K. business. At this time, it is not possible to determine the ultimate resolution of this matter.

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

     On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA has failed to comply with the obligations imposed upon it by the Act. Among other things, MasterCard believes that the RBA regulations fail to satisfy the public interest test mandated by the Act because they can be expected to impose additional costs on Australian consumers, place small businesses at a competitive disadvantage to larger retailers, and encourage small or regional banks to exit the credit card business in Australia. Visa International Corp. filed a similar application with the Federal Court of Australia on September 19, 2002. A hearing on the matter concluded on June 20, 2003, and MasterCard is presently awaiting the court’s decision. At this time, it is not possible to determine the outcome of MasterCard’s legal challenge to the RBA regulations.

     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California, alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. Defendants filed a motion to dismiss the complaint on September 10, 2002. An oral argument date on the motion was held on April 18, 2003. On April 21, 2003, the judge issued a decision that dismissed several of plaintiffs’ claims and significantly narrowed the scope of the remaining claims in the case. Plaintiffs filed an amended complaint shortly thereafter. On June 16, 2003, MasterCard filed a combined motion to dismiss and an expedited motion for summary judgment on the issue of whether member banks have the ability to opt out of MasterCard’s interchange structure and enter into bilateral or other interchange arrangements. A hearing on that motion is scheduled for October 3, 2003. No trial date has been set in this matter. At this time it is not possible to determine the outcome of these proceedings.

     Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, New Zealand and Switzerland, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of such fees. At this time it is not possible to determine the outcome of these proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. References to “we”, “our” and similar terms in the following discussion are references to the Company.

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

     Below are the principal factors that we believe are important to our business, and that could cause actual results to differ from expectations:

•	the sustainability of our relationships with our customers and of our customers’ relationships with their cardholders and merchants;

•	substantial and increasingly intense competition worldwide in the global payments industry and consolidation in the payments industry;

•	the threat of disintermediation from our customers as a result of the actions of certain competitors;

•	global economic and political conditions;

•	technological developments in the global payments industry;

•	potential disruptions of our transaction processing systems by natural disaster or otherwise;

•	potential breach of the security of our systems;

•	risk of our customers’ settlement default and/or non-payment to merchants and of a reduction in the credit quality of our customers;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the outcome or impact of litigation relating to our currency conversion practices;

•	the outcome or impact of the remote merchant litigations;

•	the outcome or impact of legal and regulatory proceedings in various jurisdictions relating to interchange fees;

•	the outcome or impact of other regulatory initiatives, including those conducted by tax authorities;

•	the outcome or impact of European Union regulations on cross-border payments;

•	risks associated with international operations; and

•	currency fluctuations and foreign exchange risks.

     For a more complete discussion of these risk factors, see the discussion under the caption “Risk Factors” in Item 1 — Business, in the Annual Report on Form 10-K of MasterCard for the year ended December 31, 2002.

Results of Operations

     On June 28, 2002, MasterCard Incorporated acquired all of the outstanding stock of Europay International S.A. (“EPI”) not previously owned by MasterCard International. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe S.A. was reorganized in Belgium as MasterCard Europe. The results of MasterCard Europe have been consolidated as of June 28, 2002 but did not have a material impact on the Company’s net income for the three or six months ended June 30, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Our revenue is comprised of operations fees and assessments. Revenue was $557 million for the three months ended June 30, 2003 compared to $450 million for the three months ended June 30, 2002, an increase of $107 million or 24%, of which $79 million was due to the acquisition of MasterCard Europe. Due to the strengthening of the euro during the three month period ended June 30, 2003, our revenue benefited from the conversion of MasterCard Europe’s euro denominated revenue to the U.S. dollar. In addition, since assessments are based on local currency volume translated into U.S. dollars, assessments during the period benefited from the weakening of the U.S. dollar in relation to certain currencies.

     As described more fully in Note 15 to the Consolidated Financial Statements included herein, MasterCard establishes multilateral interchange fees on behalf of certain member institutions, but does not receive or record interchange fees as revenue. However, the impact of the global interchange proceedings described in Note 15 to the Consolidated Financial Statements included herein could impact our customers’ use of card programs carrying our brands, thereby negatively impacting our future revenues.

     We enter into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). We anticipate that future revenue growth could be moderated by an increase in these incentives.

     Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among our customers on a global basis. Operations fees are generally driven by the number of transactions. The number of transactions processed increased to approximately 2.435 billion for the three months ended June 30, 2003, compared to approximately 2.194 billion for the three months ended June 30, 2002, an increase of approximately 11%. MasterCard Europe’s transactions are included in both periods. Operations fees were $353 million for the three months ended June 30, 2003 compared to $289 million for the three months ended June 30, 2002, an increase of $64 million or 22%. Approximately $35 million of the increase in operations fees was due to the acquisition of MasterCard Europe. Operations revenue growth was moderated by (i) a reduction in cross border transactions, which have higher transaction fees compared to domestic transactions, resulting from decreased travel in 2003 associated with the impact of the Iraq war and SARS in Asia; (ii) incentives and rebates; and (iii) our pricing structure, which rewards customers with lower prices for incremental volume.

     Assessments principally represent payments made by customers based on the dollar volume of their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments were approximately $204 million for the three months ended June 30, 2003 compared to $161 million for the three months ended June 30, 2002, an increase of approximately $43 million or 27%. Approximately $45 million of the increase in our assessments was due to the acquisition of MasterCard Europe. Gross dollar volume (“GDV”) represents gross usage (purchase and cash disbursements) on MasterCard cards for goods and services including balance transfers and convenience checks. GDV was $308 billion for the three months ended June 30, 2003 compared to $281 billion for the three months ended June 30, 2002 or an increase of approximately 10%. GDV growth was approximately 5% when measured in local currency terms.

GDV includes MasterCard Europe activity in both periods presented. Exclusive of MasterCard Europe, notwithstanding continued GDV growth, assessments declined slightly as a result of an increase in rebates and incentives. Rebates and incentives provided to customers, increased by $27 million, or 51%, in the three months ended June 30, 2003 over the same period in 2002.

     Our operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses. Operating expenses were $507 million for the three months ended June 30, 2003 compared to $397 million for the three months ended June 30, 2002, an increase of $110 million or 28%. We are continuing a significant expansion of our advertising and marketing support initiatives to accelerate our profitable growth and to enhance the global position of MasterCard and its customers. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services. These initiatives could result in reduced revenue and additional operating expenses over the next several years. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

     General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $281 million for the three months ended June 30, 2003 compared to $218 million for the three months ended June 30, 2002, an increase of $63 million or 29%. Approximately $39 million of general and administrative expenses in 2003 was due to the acquisition of MasterCard Europe. Exclusive of MasterCard Europe, personnel expenses increased $22 million due to additional headcount, salary increases and severance obligations.

     Advertising and market development expenses were $195 million for the three months ended June 30, 2003 compared to $160 million for the three months ended June 30, 2002, an increase of $35 million or 22%. Approximately $34 million of advertising and market development expenses for the three months ended June 30, 2003 was due to the acquisition of MasterCard Europe. We increased our investment in advertising and market support initiatives in 2003. However, these initiatives were partially offset by decreased costs compared to the prior year, in which we incurred significant costs for sponsorship and promotion of the 2002 World Cup.

     Depreciation expense was $13 million for the three months ended June 30, 2003 compared to $8 million for the three months ended June 30, 2002, an increase of $5 million. This increase was due principally to the acquisition of MasterCard Europe.

     Amortization expense was $18 million for the three months ended June 30, 2003 compared to $11 million for the three months ended June 30, 2002, an increase of $7 million. This increase was primarily driven by additional amortization of capitalized software, including $5 million related to the acquisition of MasterCard Europe.

     Other income (expense) consists primarily of investment income and interest expense. Investment income increased $13 million for the three months ended June 30, 2003 compared to the same period in 2002, primarily as a result of appreciation in the market value of our trading securities portfolio, the consolidation of the MasterCard International O’Fallon 1999 Trust (“Trust”) (see the discussion in Note 10 to the Consolidated Financial Statements included herein), and realized gains on our sale of available-for-sale securities. Interest expense increased $17 million for the three months ended June 30, 2003 compared to the same period in 2002, primarily due to imputed interest on the U.S. merchant lawsuit settlement obligation, and consolidation of the Trust.

     The effective tax rates for the three months ended June 30, 2003 and June 30, 2002 are essentially the same.

     As a result of the foregoing, our net income was $32 million for the three months ended June 30, 2003 compared to $36 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenue was $1.069 billion for the six months ended June 30, 2003 compared to $843 million for the six months ended June 30, 2002, an increase of $226 million or 27%, of which $149 million was due to the acquisition of MasterCard Europe. Due to the strengthening of the euro during the six month period ended June 30, 2003, our revenue benefited from the conversion of MasterCard Europe’s euro denominated revenue to the U.S. dollar. In addition, since assessments are based on local currency volume translated into U.S. dollars, assessments during the period benefited from the weakening of the U.S. dollar in relation to certain currencies.

     The number of transactions processed increased to approximately 4.641 billion for the six months ended June 30, 2003, compared to approximately 4.140 billion for the six months ended June 30, 2002, an increase of approximately 12%. MasterCard Europe transactions are included in both periods. Operations fees, which are generally driven by the number of transactions, were $668 million for the six months ended June 30, 2003 compared to $545 million for the six months ended June 30, 2002, an increase of $123 million or 23%. Approximately $67 million of the increase in operations fees in the first six months of 2003 was due to the acquisition of MasterCard Europe. Operations revenue growth was moderated by (i) a reduction in cross border transactions, which have higher transaction fees compared to domestic transactions, resulting from decreased travel in 2003 associated with the impact of the Iraq war and SARS in Asia; (ii) incentives and rebates; and (iii) our pricing structure, which rewards customers with lower prices for incremental volume.

     Assessments were approximately $401 million for the six months ended June 30, 2003 compared to $298 million for the six months ended June 30, 2002, an increase of approximately $103 million or 35%. Approximately $82 million of the increase in our assessments was due to the acquisition of MasterCard Europe. In addition, the increase in assessments was attributable to an increase in GDV between the periods. GDV was $595 billion for the six months ended June 30, 2003 compared to $536 billion for the six months ended June 30, 2002. GDV growth was approximately 6% when measured in local currency terms and approximately 11% when measured on a U.S. dollar converted basis due to the weakening of the U.S. dollar against most major currencies worldwide. GDV includes MasterCard Europe activity in both periods presented. Moderating the increase in assessments were rebates and incentives provided to customers, which increased by $33 million or 33% in the six months ended June 30, 2003 over the same period in 2002, primarily related to new agreements and the acquisition of MasterCard Europe.

     Operating expenses were $1.687 billion for the six months ended June 30, 2003 compared to $712 million for the six months ended June 30, 2002, an increase of $975 million or 137%. Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit settlement, depreciation and amortization expenses. Operating expenses increased $721 million due to the U.S. merchant lawsuit settlement and $167 million due to our acquisition of MasterCard Europe. In addition, we incurred additional costs in connection with the planned advertising and marketing support initiatives.

     General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $558 million for the six months ended June 30, 2003 compared to $415 million for the six months ended June 30, 2002, an increase of $143 million or 34%. Approximately $85 million of general and administrative expenses in 2003 was due to the acquisition of MasterCard Europe. Exclusive of MasterCard Europe, personnel expense and professional fees increased $37 million and $16 million, respectively. Personnel increased due to additional headcount, salary increases and severance obligations. Professional fees increased primarily due to higher legal costs associated with the U.S. merchant lawsuit and other ongoing litigation.

     Advertising and market development expenses were $348 million for the six months ended June 30, 2003 compared to $262 million for the six months ended June 30, 2002, an increase of $86 million or 33%. Approximately $65 million of advertising and market development expenses in the first six months of 2003 was due to the acquisition of MasterCard Europe. We increased our investment in advertising and market support initiatives in 2003. These initiatives were partially offset by decreased costs compared to the prior year, in which we incurred significant costs for sponsorship and promotion of the 2002 World Cup. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

     Costs associated with the U.S. merchant lawsuit settlement, as embodied in the Settlement Agreement dated June 4, 2003 (the “Settlement Agreement”), totaled $721 million for the six months ended June 30, 2003. The costs consist of (i) the monetary amount of the settlement (discounted at 8% over the payment term), (ii) certain additional costs in connection with and in order to comply with other requirements of the settlement and (iii) costs to address certain merchants who opted not to participate in the class action lawsuit. Amounts recorded are estimates and are subject to change in the future. For a description of the Settlement Agreement see Part II, Item 1 included herein.

     Depreciation expense was $25 million for the six months ended June 30, 2003 compared to $16 million for the six months ended June 30, 2002, an increase of $9 million. This increase was due principally to the acquisition of MasterCard Europe.

     Amortization expense was $35 million for the six months ended June 30, 2003 compared to $19 million for the six months ended June 30, 2002, an increase of $16 million. This increase was primarily driven by $10 million of amortization of capitalized software and tradenames due to the acquisition of MasterCard Europe as well as additional amortization of capitalized computer software.

     Other income (expense) consists principally of investment income and interest expense. Investment income increased $13 million for the six months ended June 30, 2003 compared to the same period in 2002, primarily due to the consolidation of the Trust (see the discussion in Note 10 to the Consolidated Financial Statements included herein) and appreciation of the market value of our trading securities portfolio. Interest expense increased $20 million for the six months ended June 30, 2003 compared to the same period in 2002, primarily due to imputed interest on the U.S. merchant lawsuit settlement obligation and the consolidation of the Trust.

     The effective tax rate for the six months ended June 30, 2003 was 35.3% versus 35.9% for the six months ended June 30, 2002. Exclusive of the effects of the charge for the Settlement Agreement described above, which was treated as a discrete item in the determination of the tax provision, the effective tax rate was 33% versus 36% for the six months ended June 30, 2003 and 2002, respectively. The decrease, exclusive of the effect of the Settlement Agreement charge, was primarily attributable to a change in the geographic distribution of pre-tax income from jurisdictions with higher state tax rates to those with lower tax rates, the settlement of certain tax examinations on a favorable basis and higher tax-exempt income as a percentage of pre-tax income. In addition, the effective tax rate in 2002 was increased by a one-time increase in state income tax expense attributable to lower deferred state tax assets as a result of lower state tax rates, which was partially offset by the realization of foreign tax credits.

     Effective January 1, 2003, we changed our method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of pension cost. Under the previous accounting method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over a period of five years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a timelier basis. The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the six months ended June 30, 2003 of $5 million, net of income taxes of $3 million.

     As a result of the foregoing, our net loss was $393 million for the six months ended June 30, 2003 compared to net income of $90 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

     We need liquidity and capital resources to fund our global development, to cover any settlement risk, to finance our capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt, legal obligations and other contractual commitments. At June 30, 2003, we had $802 million of liquid investments (cash, cash equivalents and investment securities available-for-sale) with which to manage operations. We expect that the cash generated from our operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2003 and beyond.

     For the six months ended June 30, 2003, net cash provided by operating activities was $47 million compared to $131 million for the six months ended June 30, 2002. Cash provided by operating activities was generated principally by current period earnings exclusive of non-cash charges for depreciation, amortization and the $469 million after-tax charge for settlement of the U.S. merchant lawsuit, which will be paid in future periods.

     Net cash used in investing activities was $82 million and $25 million for the six months ended June 30, 2003 and 2002, respectively. The utilization of cash in the first six months of 2003 was primarily due to capital expenditures and expenditures for capitalized software. The primary capital expenditure was the purchase of a building in Kansas City, Missouri for a back-up data center. See the discussion in Note 7 to the Consolidated Financial Statements included herein.

     No cash was used in financing activities for the six months ended June 30, 2003. Net cash used in financing activities for the six months ended June 30, 2002 was $10 million related to repayments of net settlement overdraft positions.

     As discussed in Note 3 to the Consolidated Financial Statements included herein, we recorded a liability in connection with the settlement of the U.S. merchant lawsuit. We believe that we will be able to fund amounts payable in connection with this legal proceeding through existing cash and cash equivalents, investments, cash generated from operations and our borrowing capacity.

     Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. We do not believe this rating action will impact our liquidity.

     In the normal course of business, MasterCard operates systems for clearing and settling payment transactions among its members. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, through settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts due from members or amounts due to members for a duration normally ranging from one to four calendar days and are included in the balance sheet of MasterCard as settlement due to/due from members.

     Our financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $449 million at June 30, 2003 and $526 million at December 31, 2002, representing a working capital ratio of 1.4 and 1.6 in 2003 and 2002, respectively.

     On June 20, 2003, the Company entered into a committed $1.2 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. The Credit Facility replaces MasterCard Incorporated’s prior $1.2 billion credit facility, which expired on June 3, 2003. The lenders under the prior facility agreed to extend its term through July 3, 2003. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2003. There were no borrowings under the Credit Facility at June 30, 2003. The lenders under the Credit Facility are affiliates of members of MasterCard International.

     We have entered into contractual commitments associated with operating lease agreements for office space and equipment as well as for sponsorship, licensing and other agreements. Obligations relating to these contractual commitments are estimated to be payable in the following periods (in thousands):

		Sponsorship,
		Licensing &
	Leases	Other	Total

The remainder of 2003	$20,374	$90,935	$111,309
2004	31,345	177,141	208,486
2005	25,995	140,755	166,750
2006	19,675	93,433	113,108
2007	17,423	37,771	55,194
Thereafter	61,959	23,057	85,016

Total	$176,771	$563,092	$739,863

     At June 30, 2003, $20.3 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements were accrued.

     An adverse outcome of certain of the legal proceedings described in Note 15 to the Consolidated Financial Statements included herein could have a detrimental impact on liquidity and capital resources if the proceedings result in adverse awards of damages to the relevant plaintiffs or equitable relief in the form of return of funds.

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

     We have business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are generally calculated on a monthly basis based upon the estimated customers’ performance and the contracted discount rates for the services provided, and are recorded as a reduction of revenue in the same period as the revenue is earned.

     In addition, we enter into agreements with certain customers to provide volume-based and support incentives that are recorded as a reduction of revenue in accordance with EITF 01-9. Incentives are based on management’s estimate of the customers’ performance in a given period.

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

Impairment

     We test goodwill and intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Goodwill and intangible assets with indefinite lives are tested at least annually. We test investments in affiliates for a loss in value, which is other than temporary, in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Whenever indicators of impairment exist, these investments are tested.

     Our tests for impairment require management to make assumptions regarding the expected net future cash flows of each asset. These assumptions are based on our internal forecasts. If the sum of expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows or other methodologies.

     Goodwill and intangible assets represent a significant portion of our balance sheet. Therefore, impairment could result in a material reduction of our assets, as well as a charge to our operations.

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

Discount Rate for U.S. Merchant Settlement

     We estimated the discount rate we used to calculate the present value of our obligations under the Settlement Agreement to be 8%. The discount rate used was a matter of management judgment at the time of the settlement, which considered our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.

     A 1% increase in the discount rate would decrease the amount we recorded as an after-tax charge for the six months ended June 30, 2003 by approximately $20 million, and increase annual interest expense by approximately $3.4 million, $4.2 million, and $4.0 million in 2003, 2004, and 2005, respectively, and declining amounts thereafter. The reverse impact would be experienced for a 1% decrease in the discount rate.

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”). EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may enter into contracts with its customers that provide for discounted services that are required to be separately identified under EITF 00-21. The discount from the fair value of the services will be recorded as a reduction of revenue related to other elements of the contract. However, the impact of EITF 00-21 is not expected to be material to our financial condition or results of operations.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. MasterCard has determined the impact, if any, of adopting this accounting pronouncement to be de minimis.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. MasterCard did not enter into or modify any financial instruments that would be included in the scope of SFAS 150 during June 2003 and determined there is no impact of adopting this accounting pronouncement.

     In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, (“EITF 01-08”). EITF 01-8 addresses how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases”. The provisions of EITF 01-08 are effective for the next reporting period beginning after May 28, 2003. MasterCard expects the impact of adopting this accounting pronouncement to be de minimis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market indices such as interest rates and foreign currency exchange rates. We have limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management established and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2003 as compared to December 31, 2002.

     We enter into forward currency contracts to minimize risk associated with anticipated revenues and expenses and assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar and euro.

     At June 30, 2003 and December 31, 2002, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $55 million and $39 million, respectively) and sold (with notional amounts of $55 million and $25 million, respectively).

     At June 30, 2003 and December 31, 2002, forward currency contracts against the euro were both purchased (with notional amounts of $213 million and $199 million, respectively) and sold (with notional amounts of $2 million and $8 million, respectively).

Item 4. Controls and Procedures

     MasterCard Incorporated’s management, including the Chief Executive Officer and Principal Accounting Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that MasterCard Incorporated had sufficient procedures for recording, processing, summarizing and reporting financial information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. MasterCard Incorporated’s disclosure controls and procedures were designed by the Company’s management.

     There has not been any change in MasterCard Incorporated’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, MasterCard Incorporated’s internal control over financial reporting.

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and Shareholders
of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of June 30, 2003, and the related consolidated statements of operations and the consolidated condensed statements of comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and June 30, 2002 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’/members’ equity for the year then ended (not presented herein), and in our report dated March 5, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the financial statements, the Company changed its method for calculating the market-related value of plan assets used in determining the expected return on the assets component of annual pension cost.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York
July 30, 2003

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 3 and 15 to the Consolidated Financial Statements included herein.

     In addition, commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International and Visa U.S.A., Inc. (“Visa”) challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices.

     On February 22, 2000, the District Court granted the plaintiffs’ motion for class certification, as a result of which the case proceeded against MasterCard and Visa as a nationwide class action by all U.S. merchants who accepted MasterCard- and Visa-branded cards during the period from October 1992 to the date of settlement (as described below). On April 1, 2003, the District Court denied MasterCard’s motion for summary judgment. A trial date of April 28, 2003 was set for the start of trial in this litigation.

     On April 30, 2003, in lieu of proceeding with trial, MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs establishing an agreement in principle, subject to execution of a settlement agreement and approval by the District Court, to settle all claims resulting from the litigation in return for certain payments and injunctive relief. On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) that embodies the terms originally set forth in the MOU.

     Under the Settlement Agreement, MasterCard has agreed to take the following actions in exchange for a full release of claims against it and its affiliates, officers, employees, stockholders and members:

•	MasterCard will pay into a settlement fund a total amount of $1,025,000,000 over ten years in accordance with the following schedule:

-	$10,000,000 on or before July 4, 2003;

-	$115,000,000 on or before December 22, 2003;

-	$100,000,000 per year from and including 2004 through and including 2012, due on or before December 22 of each year.

MasterCard may request that plaintiffs work with it under certain circumstances to establish a mutually agreeable discount rate in the event that MasterCard desires to make one or more payments on an accelerated basis. In addition, MasterCard has agreed to provide reasonable assistance to the plaintiffs in the event they seek to sell, assign, securitize or obtain financing using the settlement fund.

•	MasterCard will adopt rules effective January 1, 2004 that will permit merchants to elect not to accept MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards (including credit and charge cards), and vice versa. The rules will provide, among other things, that merchants will have the right to make this election under existing acceptance agreements upon thirty days notice to their merchant banks (“acquirers”), and that all acceptance agreements entered into after January 1, 2004 will provide the clear option for unbundled acceptance of MasterCard-branded debit cards. The rules will also require acquirers to provide merchants with clear and conspicuous notice of their rights to unbundled acceptance of MasterCard-branded debit cards. In addition, MasterCard agrees to refrain from bundling acceptance of MasterCard-branded debit cards and other MasterCard-branded cards in the future. These and other provisions of the Settlement Agreement apply to MasterCard-branded debit cards issued in the United States by U.S. member institutions, except cards issued under certain brokerage account deferred debit programs and cards that access funds from a user’s account fourteen days or more after the date of purchase. In addition, the Settlement Agreement provides that if MasterCard offers in the United States a payment program that combines debit functionality with other forms of payment functionality (e.g., credit functionality), merchants will be free to accept the debit functionality only, the other functionality only, or both, in each case consistent with the terms of the Settlement Agreement.

•	Notwithstanding the foregoing, MasterCard may adopt and enforce an “honor all cards rule” that requires merchants who choose to accept MasterCard-branded debit cards to accept all, or any subset of, MasterCard-branded debit cards, provided that nothing in the Settlement Agreement will require merchants to install a PIN pad in order to continue to accept MasterCard-branded, signature-based debit cards. In addition, MasterCard may enforce an “honor all cards” rule with respect to all, or any subset of, MasterCard-branded cards not coming within the definition of MasterCard-branded debit cards under the Settlement Agreement, including credit and charge cards.

•	On or before January 1, 2004, MasterCard will implement rules requiring U.S. issuers of MasterCard-branded debit cards to place in a clear and conspicuous manner on the face of those cards the word “Debit” or a similar term, provided it is used consistently and uniformly for all MasterCard-branded debit cards. The rules must require issuers to make the changes within the normal reissuance cycles for existing cards, provided that MasterCard must pass rules requiring that 80 percent of all outstanding MasterCard-branded debit cards be compliant with these requirements by July 1, 2005 and the remainder be compliant by January 1, 2007. MasterCard remains free to adopt a new brand or program name for MasterCard-branded debit cards, provided that this is done in a manner consistent with the terms of the Settlement Agreement. Until MasterCard reasonably believes that it is in full compliance with these identification requirements, neither MasterCard nor acquirers may impose charges on merchants who elect not to accept MasterCard-branded debit cards when transactions with these cards are declined or rejected at the merchant.

•	MasterCard will adopt rules effective January 1, 2004 requiring MasterCard-branded debit cards issued in the United States to be encoded with unique Bank Identification Numbers (“BINs”) that each merchant and acquirer can use to identify such cards electronically. These rules will apply to all MasterCard-branded debit cards issued after January 1, 2004 and to existing cards within the normal reissuance cycles for such cards, provided that MasterCard must pass rules requiring that 80 percent of all outstanding MasterCard-branded debit cards be compliant with these requirements by July 1, 2005 and the remainder be compliant by January 1, 2007. The rules will also require acquirers to supply merchants with a complete list of BINs upon request. In addition, during the three years following January 1, 2004, MasterCard will use reasonable efforts to attempt to offer an electronic service to enable merchants or acquirers to identify MasterCard-branded debit cards in the event that, in its reasonable business judgment, MasterCard concludes that there is a reasonable business case that justifies this service.

•	On or before January 1, 2004, MasterCard will provide acquirers, upon request, signage for merchant use in the United States at the point of sale and at the entrance to stores communicating the fact that a given merchant accepts MasterCard-branded debit cards. Any merchants who request such signage agree to use it for a minimum of three months.

•	On or before August 1, 2003, MasterCard will set a separate interchange rate for MasterCard-branded debit card transactions at members of the plaintiff class that reduces the aggregate effective rate by at least one-third from the aggregate effective rate for these transactions in effect on April 30, 2003. The requirement to impose reduced interchange rates expires on January 1, 2004, following which MasterCard will be free to set interchange rates without restriction as permitted by law. Nothing in the Settlement Agreement prohibits MasterCard from providing negotiated interchange rates to merchants to incent acceptance or promotion of any MasterCard cards or prohibits issuers and acquirers from setting individual interchange rates. To compensate merchants for the time it will take MasterCard to implement the new interchange rates, MasterCard has agreed to pay $25 million into the settlement account in 2003, which amount is included in the payment schedule set forth above.

•	MasterCard will not enact rules in the United States that prohibit merchants from encouraging or steering MasterCard-branded debit cardholders to use other forms of payment or that prohibit merchants from providing a discount to consumers who pay by any other form of payment. Presently MasterCard does not have any such rules in force.

     The Settlement Agreement also contains certain provisions relating to the administration of the settlement, subject to the orders of the District Court. The settlement fund will be used to pay the costs and expenses of administration of the settlement, including legal fees, taxes, and costs associated with notice and claims administration; MasterCard will not be separately liable for such costs. MasterCard will use reasonable efforts to provide plaintiffs with existing merchant-specific and aggregate transaction data from MasterCard’s databases to be used in connection with class notice and the allocation of the settlement fund. In addition, the Settlement Agreement provides that members of the plaintiff class in existence on June 21, 2002 who did not opt out of the class pursuant to the order of the District Court of that date will not be provided with another opportunity to opt-out of the class. The Settlement Agreement also contains a “most favored nations” clause with respect to the settlement agreement entered into between the plaintiffs and Visa.

     MasterCard denies all claims in this litigation and nothing in the MOU or the Settlement Agreement constitutes an admission of wrongdoing or liability by MasterCard. For additional information on the Settlement Agreement, reference is made to the full text of the Settlement Agreement included in this Quarterly Report on Form 10-Q as Exhibit 10.1 hereto.

     On June 13, 2003, the District Court granted preliminary approval of the Settlement Agreement. On or about June 26, 2003, plaintiffs’ counsel began to distribute notice to class members giving them the opportunity to object to the settlement. In addition, new merchants who were not previously sent a copy of class notice in 2002 will be given the opportunity to opt-out of the plaintiff class. A hearing on the fairness of the proposed settlement has been set for September 25, 2003. Following any final approval of the settlement by the District Court, there will be a period within which appeals can be taken.

     There are consumer class actions pending in three state courts related to the merchant antitrust lawsuit that have been stayed pending developments in this litigation. In addition, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Meijer Stores and Toys “R” Us. MasterCard is generally seeking to have these cases transferred to the U.S. District Court for the Eastern District of New York to the extent they are not already pending in that court. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of MasterCard Incorporated was held on April 23, 2003. The sole item on the agenda for the annual meeting was the election of the following slate of directors:

William F. Aldinger
Hiroshi Arai
Silvio Barzi
Donald L. Boudreau, a non-voting director
William R.P. Dalton
Augusto M. Escalante Juanes
Richard D. Fairbank
Baldomero Falcones Jaquotot
Jan A.M. Hendrikx
Peter Hoch, a non-voting director
Donald H. Layton
Jean-Pierre Ledru
Norman C. McLuskie
Robert W. Pearce
Michael T. Pratt
Robert W. Selander
J.J. (Jac) Verhaegen
Lance L. Weaver
Robert B. Willumstad
Mark H. Wright

     At the annual meeting, 70,718,873 votes were cast for the election of this slate of directors and 94,983 votes were cast as “withhold” votes. A total of 29,186,144 votes were not cast in connection with the election of this slate of directors.

     The solicitation of proxies for the annual meeting was not required to be conducted in compliance with the requirements of Schedule 14A. Accordingly, stockholders voted in connection with the entire slate of directors noted above and votes were not eligible to be cast for individual directors.

Item 5. Other Information

Stockholder Proposals for 2004 Annual Meeting

     Stockholders who intend to present proposals for inclusion in the proxy materials to be distributed by MasterCard in connection with the 2004 annual meeting of stockholders (the “Annual Meeting”) must submit their proposals to the Secretary on or before November 15, 2003. To be considered for presentation at the annual meeting, although not included in the proxy statement, proposals must be received no later than February 1, 2004. All stockholder proposals should be marked for the attention of the Secretary, MasterCard Incorporated, 2000 Purchase Street, Purchase, New York 10577.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Refer to the Exhibit Index herein.

     (b)  Reports on Form 8-K

     On May 7, 2003, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the three months ended March 31, 2003.

     On August 1, 2003, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the three and six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	MASTERCARD INCORPORATED

(Registrant)

Date: August 8, 2003	/s/ ROBERT W. SELANDER

Robert W. Selander President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003	/s/ CHRIS A. MCWILTON

Chris A. McWilton Senior Vice President, Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Item	Description

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

10.1	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation.

10.2	$1,200,000,000 Credit Agreement, dated as of June 20, 2003, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger.

10.3	Indenture, dated as of August 31, 1999 from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility.

10.4	Lease, dated as of April 1, 2003, between MasterCard International, LLC, and City of Kansas City, Missouri relating to the Kansas City facility.

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Senior Vice President, Controller and Acting Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item	Description

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Senior Vice President, Controller and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.