Form 10-Q
period 2003-09-30
MASTERCARD INC
filed 2003-11-07
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2003

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Revenue	$594,169	$539,435	$1,663,277	$1,382,576
Operating Expenses
General and administrative	264,040	248,068	821,887	663,129
Advertising and market development	183,046	137,247	530,740	398,907
Settlement of U.S. merchant lawsuit	—	—	721,000	—
Depreciation	12,758	11,941	39,405	29,084
Amortization	15,425	15,652	49,160	33,856

Total operating expenses	475,269	412,908	2,162,192	1,124,976

Operating income (loss)	118,900	126,527	(498,915)	257,600

Other Income (Expense)
Investment income (loss), net	11,808	(167)	38,686	13,863
Interest expense	(18,722)	(3,121)	(42,814)	(7,658)
Other expense, net	(546)	(183)	(803)	(346)

Total other income (expense)	(7,460)	(3,471)	(4,931)	5,859

Income (loss) before income taxes	111,440	123,056	(503,846)	263,459
Income tax expense (benefit)	37,041	45,126	(180,232)	95,544

Income (loss) before cumulative effect of accounting change	74,399	77,930	(323,614)	167,915
Cumulative effect of accounting change, net of tax	—	—	4,949	—

Net Income (Loss)	$74,399	$77,930	$(318,665)	$167,915

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$.74	$.78	$(3.24)	$2.06
Cumulative effect of accounting change, net of tax	—	—	.05	—

Net Income (Loss) per Share (Basic and Diluted)	$.74	$.78	$(3.19)	$2.06

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2003	2002

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$414,636	$336,474
Investment securities, at fair value:
Available-for-sale	506,143	504,939
Trading	32,319	30,511
Accounts receivable	213,497	198,855
Settlement due from members	219,599	229,282
Restricted security deposits held for members	59,879	58,088
Prepaid expenses and other current assets	124,070	97,489

Total Current Assets	1,570,143	1,455,638
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $278,784 and $258,116)	250,419	226,720
Deferred income taxes	256,575	41,337
Goodwill	172,816	152,941
Other intangible assets (less accumulated amortization of $161,830 and $117,166)	310,101	285,703
Municipal bonds held-to-maturity	192,386	6,563
Other assets	102,558	91,973

Total Assets	$2,854,998	$2,260,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$143,930	$172,242
Settlement due to members	161,805	175,515
Restricted security deposits held for members	59,879	58,088
Obligations under U.S. merchant lawsuit — current	131,268	—
Accrued expenses	493,910	486,436
Other current liabilities	45,553	37,463

Total Current Liabilities	1,036,345	929,744
Deferred income taxes	70,702	67,445
Obligations under U.S. merchant lawsuit	607,240	—
Long-term debt	229,546	80,107
Other liabilities	174,611	159,529

Total Liabilities	2,118,444	1,236,825
Minority interest	4,620	644
Commitments and contingent liabilities (Note 12)
Stockholders’ Equity
Class A redeemable common stock, $.01 par value per share; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value per share; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(292,136)	26,529
Accumulated other comprehensive income, net of tax:
Foreign currency translation adjustments	47,011	16,542
Net unrealized gain on investment securities available-for-sale	12,388	14,465
Net unrealized loss on derivatives accounted for as hedges	(3,697)	(2,498)

Total accumulated other comprehensive income, net of tax	55,702	28,509

Total Stockholders’ Equity	731,934	1,023,406

Total Liabilities and Stockholders’ Equity	$2,854,998	$2,260,875

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Operating Activities
Net income (loss)	$(318,665)	$167,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	39,405	29,084
Amortization	49,160	33,856
Deferred income taxes	(214,833)	4,353
Other	4,350	1,897
Changes in operating assets and liabilities:
Trading securities	(1,808)	14,775
Accounts receivable	(10,199)	12,122
Settlement due from members	28,976	11,439
Prepaid expenses and other current assets	(27,051)	(3,989)
Accounts payable	(33,074)	(31,703)
Settlement due to members	(28,943)	(29,679)
Legal settlements, including accretion of imputed interest	738,508	—
Accrued expenses	(12,416)	25,573
Net change in other assets and liabilities	(23,044)	(59,768)

Net cash provided by operating activities	190,366	175,875

Investing Activities
Purchases of property, plant and equipment	(59,025)	(32,583)
Capitalized software	(49,788)	(31,451)
Purchases of investment securities available-for-sale	(182,456)	(163,640)
Proceeds from sales of investment securities available-for-sale	175,672	144,702
Cash received from the acquisition of Europay International S.A., net of acquisition related expenses	—	31,243
Other investing activities	(673)	4,680

Net cash used in investing activities	(116,270)	(47,049)

Financing Activities
Repayment of short-term borrowings, net	—	(34,566)

Net cash used in financing activities	—	(34,566)

Effect of exchange rate changes on cash and cash equivalents	4,066	(464)

Net increase in cash and cash equivalents	78,162	93,796
Cash and cash equivalents — beginning of period	336,474	176,143

Cash and cash equivalents — end of period	$414,636	$269,939

Supplemental Disclosures
Cash paid for income taxes	2,273	68,238
Cash paid for interest	14,111	2,874
Non-cash activities:
Common stock issued for acquisition of Europay International S.A.	—	275,744
Consolidation of variable interest entity:
Municipal bonds held-to-maturity	(154,000)	—
Long-term debt	149,380	—
Minority interest	4,620	—
Sale-leaseback transaction:
Capital lease obligation	32,627	—
Bonds held-to-maturity	(32,627)	—
Software license fees accrued and capitalized	4,279	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

		Accumulated
	Retained	Other
	Earnings	Comprehensive	Common Shares		Additional
	(Accumulated	Income,			Paid-in
	Deficit)	Net of Tax	Class A	Class B	Capital	Total

	(In thousands)
Balance at January 1, 2003	$26,529	$28,509	$840	$160	$967,368	$1,023,406
Net loss	(318,665)	—	—	—	—	(318,665)
Other comprehensive income	—	27,193	—	—	—	27,193

Balance at September 30, 2003	$(292,136)	$55,702	$840	$160	$967,368	$731,934

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Net Income (Loss)	$74,399	$77,930	$(318,665)	$167,915
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,177	(2,393)	30,469	(2,376)
Net unrealized gain (loss) on investment securities available-for-sale	(643)	5,235	(2,077)	9,691
Net unrealized gain (loss) on derivatives accounted for as hedges	4,170	—	(1,199)	—

Other comprehensive income, net of tax	6,704	2,842	27,193	7,315

Comprehensive Income (Loss)	$81,103	$80,772	$(291,472)	$175,230

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

Note 2. Basis of Presentation

     The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 and as of September 30, 2003 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The Company follows accounting principles generally accepted in the United States of America. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to 2003 classifications. The results of MasterCard Europe have been consolidated as of June 28, 2002.

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

     On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement requires the Company to pay $125,000 in 2003 and $100,000 annually from 2004 through 2012. In addition, the Company is required to adopt rules which will permit merchants to elect not to accept MasterCard branded debit or credit cards, implement programs to allow merchants to identify debit cards, provide signage to merchants, and establish a separate debit interchange rate. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 15.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     MasterCard denies all claims in the lawsuit and nothing in the MOU or Settlement Agreement constitutes an admission of wrongdoing or liability by MasterCard. The Settlement Agreement is subject to the final approval of the District Court.

     In connection with signing the MOU, MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three month period ended March 31, 2003, consisting of (i) the monetary amount of the settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the settlement, and (iii) costs to address certain merchants who opted not to participate in the class action lawsuit. Amounts recorded are estimates and are subject to change in the future.

     There currently are ten actions against the Company in state courts in Arizona, California, New York, Tennessee, Iowa, West Virginia and Kansas and in the District of Columbia brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. All of these actions are in their early stages. MasterCard has moved to transfer and dismiss the complaint in the consumer class action in Tennessee.

     In addition, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Meijer Stores and Toys “R” Us. MasterCard is generally seeking to have these cases transferred to the U.S. District Court for the Eastern District of New York to the extent they are not already pending in that court. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement.

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

     The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the nine months ended September 30, 2003 of $4,949, net of income taxes of $2,819. Applying the new methodology retroactively to January 1, 2002 would have had a negligible impact on net income and net income per share for the three and nine months ended September 30, 2002.

Note 5. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$74,399	$77,930	$(323,614)	$167,915
Cumulative effect of accounting change, net of tax	—	—	4,949	—

Net income (loss)	$74,399	$77,930	$(318,665)	$167,915

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	100,000	100,000	81,555

Income (loss) per share before cumulative effect of accounting change	$.74	$.78	$(3.24)	$2.06
Cumulative effect of accounting change per share, net of tax	—	—	.05	—

Net income (loss) per share (basic and diluted)	$.74	$.78	$(3.19)	$2.06

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

     In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the agreement between MasterCard Incorporated, MasterCard International and EPI relating to the Integration provides that the number of shares allocated to these shareholders will potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation among existing shareholders at the end of the transition period. EPI and MEPUK shareholders therefore received 17,610 unconditional shares at closing.

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

     A summary of accrued exit costs relating to the Integration is as follows:

		Redundant
		Computer
	EPI’s	Systems/
	Brand/Logos	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2002	$11,881	$8,111	$2,120	$22,112
Utilization	(441)	(4,270)	—	(4,711)
Change in estimate	—	6,199	(69)	6,130
Foreign currency translation	1,167	813	200	2,180

Balance as of September 30, 2003	$12,607	$10,853	$2,251	$25,711

     No changes to the estimate were made during the three-months ended September 30, 2003, however during the six-month period ended June 30, 2003, the Company adjusted its preliminary estimate of exit costs related to the Integration. Most significantly, the estimate of exit costs was increased by $6,199 due to the identification of an additional redundant system and incremental costs which were not included in the preliminary estimate. A corresponding increase was made to goodwill, net of taxes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2003	December 31, 2002

Equipment	$307,822	$294,541
Building and land	164,127	130,028
Furniture and fixtures	34,854	34,486
Leasehold improvements	22,400	25,781

	529,203	484,836
Less accumulated depreciation	(278,784)	(258,116)

	$250,419	$226,720

     Depreciation expense for the property, plant and equipment described in the table above was $12,758 and $11,941 for the three months ended September 30, 2003 and 2002, and was $39,405 and $29,084 for the nine months ended September 30, 2003 and 2002, respectively.

     In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a back-up data center which replaced the back-up data center in Lake Success, New York. In April 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $32,627 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. The leaseback has been accounted for as a capital lease. No gain or loss was recorded in connection with the agreements.

Note 8. Goodwill

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2001	$7,141
EPI acquisition, at date of Integration	134,661
Change in estimate of exit costs relating to the Integration, net of tax	1,221
Change in estimate of acquisition costs for EPI	190
Change in estimated purchase price allocation, net of tax	2,890
Foreign currency translation	6,838

Balance as of December 31, 2002	152,941
Change in estimate of exit costs relating to the Integration, net of tax	3,792
Foreign currency translation	16,083

Balance as of September 30, 2003	$172,816

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Note 9. Other Intangible Assets

     The following table sets forth net intangible assets, other than goodwill:

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Capitalized software	$264,047	$(132,748)	$131,299	$211,250	$(93,184)	$118,066
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	19,062	(7,521)	11,541	17,926	(2,557)	15,369
Other	728	(682)	46	728	(546)	182

Total	304,716	(161,830)	142,886	250,783	(117,166)	133,617
Unamortizable intangible assets:
Customer relationships	167,215	—	167,215	152,086	—	152,086

Total	$471,931	$(161,830)	$310,101	$402,869	$(117,166)	$285,703

     Amortization and impairment expense on the assets above amounted to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Amortization	$15,425	$15,652	$49,160	$33,856
Impairment	1,062	398	2,562	580

     As of September 30, 2003, the Company capitalized $4,279 of software not yet put into production for which license fees are unconditionally due in future periods.

     The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the three months ending December 31, 2003	$17,871
For the year ending December 31, 2004	62,960
For the year ending December 31, 2005	37,756
For the year ending December 31, 2006	19,392
For the year ending December 31, 2007	3,938
For the year ending December 31, 2008	969

Note 10. Consolidation of Variable Interest Entity

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

     Rent is payable by MasterCard International in amounts equal to interest payments on the Secured Notes and a return to equity-holders. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at September 30, 2003. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” and consolidated the Trust on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. For the three and nine months ended September 30, 2003, the consolidation had no impact on net income (loss). However, interest income and interest expense were each increased by $2,852 for the three months ended September 30, 2003 and $8,556 for the nine months ended September 30, 2003.

Note 11. Debt

     On June 20, 2003, the Company entered into a committed $1,200,000 revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. The Credit Facility replaced MasterCard Incorporated’s prior $1,200,000 credit facility, which expired on June 3, 2003. The lenders under the prior facility had agreed to extend its term through July 3, 2003. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment under the Credit Facility. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2003. There were no borrowings under the Credit Facility at September 30, 2003. The lenders under the Credit Facility are members or affiliates of members of MasterCard International.

Note 12. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at September 30, 2003 are as follows:

		Sponsorship,
		Licensing &
	Leases	Other	Total

The remainder of 2003	$11,776	$46,831	$58,607
2004	34,769	183,860	218,629
2005	29,013	158,414	187,427
2006	22,160	101,256	123,416
2007	20,443	39,651	60,094
Thereafter	68,635	24,699	93,334

Total	$186,796	$554,711	$741,507

     Included in the table above are capital leases with imputed interest expense of $16,845 and a net present value of minimum lease payments of $38,703. In addition, at September 30, 2003, $19,333 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the company’s office space was $7,434 and $7,410 for the three months ended September 30, 2003 and 2002, and was $21,755 and $18,652 for the nine months ended September 30, 2003 and 2002, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,513 and $1,146 for the three months ended September 30, 2003 and 2002, and was $5,211 and $1,536 for the nine months ended September 30, 2003 and 2002, respectively.

     MasterCard licenses certain software to its customers. The license agreements contain guarantees under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the term of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company does not generate significant revenues from software licensing. The fair value of the guarantees is estimated to be negligible.

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

     Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. Member-reported transaction data and the transaction clearing data underlying these estimations may be revised in subsequent reporting periods. MasterCard’s estimated settlement exposure for MasterCard-branded transactions utilizing this aforementioned methodology for the three months ended September 30, 2003 and December 31, 2002, after consideration of the collateral amounts set forth below, amounted to $9,260,154 and $9,793,848, respectively. A portion of the Company’s uncollateralized estimated settlement exposure for MasterCard-branded transactions (estimated at $519,272 and $1,053,091 for the three months ended September 30, 2003 and December 31, 2002, respectively) relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards. A significant portion of this amount ($299,065 and $437,325 for the three months ended September 30, 2003 and December 31, 2002, respectively) is concentrated in three members. The decrease in uncollateralized exposure for non-compliant members is mainly attributable to certain members becoming compliant with MasterCard’s member risk standards in the first nine months of 2003. From time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary. For potential uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment. MasterCard International has established such a reserve in the amount of $720, which is an estimate of future losses.

     To minimize exposure to settlement risk, MasterCard International members that are not in compliance with the Company’s risk standards in effect at the time of determination may be required, after management review of the individual risk circumstances, to provide collateral, typically in the form of letters of credit and bank guarantees. MasterCard held collateral for estimated legal settlement risk of MasterCard-branded transactions in the amount of $1,441,468 and $1,394,644 at September 30, 2003 and December 31, 2002, respectively. In addition to these amounts, MasterCard held collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank (acquirer) failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk as described below. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 60% and 62% in North America and 21% in Europe for each of the three months ended September 30, 2003 and December 31, 2002, respectively.

     In addition to the settlement risk identified above, the Company provides settlement guarantees with respect to certain Cirrus and Maestro transactions that the Company processes. The Company’s estimated Cirrus and Maestro settlement exposures, utilizing the aforementioned methodology, were $759,729 and $467,560 for the three months ended September 30, 2003 and December 31, 2002, respectively. The Company holds collateral for a portion of these exposures. In addition, the Company guarantees certain Cirrus- and Maestro-branded transactions in Europe that are processed outside of the Cirrus and Maestro settlement systems. The Company is currently not able to quantify these exposures. Collateral is also held for a portion of these exposures. At December 31, 2002, the Company also guaranteed certain Maestro-branded transactions in Latin America. However, this guarantee was revoked in June 2003.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

     MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of the guarantee are unlimited. MasterCard guaranteed MasterCard-branded travelers cheques of $1,229,635 and $1,218,429 at September 30, 2003 and December 31, 2002, respectively. These estimates are based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The December 31, 2002 amount previously reported as $1,377,933 has been revised to reflect this actuarial determination. MasterCard holds approximately $2,101 in cash in order to meet travelers cheques obligations of certain issuers who have discontinued their MasterCard travelers cheques programs.

     A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $1,029,072 and $1,019,739 at September 30, 2003 and December 31, 2002, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $31,526 and $31,594 at September 30, 2003 and December 31, 2002, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The guarantee amounts were previously reported as $1,153,233 and $35,731, respectively, as of December 31, 2002.

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

     Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. Accordingly, adoption of the accounting recognition and measurement provisions of FIN 45 did not have an impact on the financial position and results of operations of MasterCard for the three and nine months ended September 30, 2003. However, circumstances in the future may change, which would require the Company to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

Note 14. Foreign Exchange Risk Management

     The Company enters into foreign exchange contracts to minimize the risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are listed below, classified by functional currency.

U.S. Dollar Functional Currency

	September 30, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$52,423	$1,979	$38,824	$(52)
Commitments to sell foreign currency	65,131	(1,310)	24,689	(99)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(In Thousands, Except Per Share Data)

Euro Functional Currency

	September 30, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$47,544	$(4,196)	$199,238	$(2,431)
Commitments to sell foreign currency	—	—	7,870	(12)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, Japanese yen, U.K. pound sterling, Swiss franc, Canadian dollar, Mexican peso and Korean won. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $3,697 and $2,498 of net losses in accumulated other comprehensive income as of September 30, 2003 and December 31, 2002, respectively, all of which is expected to be reclassified to earnings within the next three months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at September 30, 2003 and December 31, 2002.

     Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 15. Legal Proceedings

     MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. With respect to the matters below, MasterCard believes that an unfavorable outcome involving monetary damages or restitution is not probable or that it is not currently possible to estimate the impact of an unfavorable outcome. Accordingly, consistent with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, no provision for losses has been made.

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

     MasterCard appealed the judge’s ruling with respect to the CPP and on February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. Oral argument on the appeal of the District Court’s decision in this case was held in front of the Second Circuit Court of Appeals on May 8, 2003. On September 17, 2003 a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On November 3, 2003, MasterCard filed a petition for rehearing en banc with the Second Circuit. The District Court’s final judgment remains stayed pending the petition.

     In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a fee if they reduce their debit volume by more than 10%. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described in Note 3 herein. MasterCard believes that this bylaw is punitive and inconsistent with the status quo that the District Court judge in the DOJ case sought to preserve in her decision to stay her final judgment pending appeal, and would be inconsistent with the final judgment if it is preserved on appeal. The motion is scheduled to be fully briefed by November 21, 2003, and oral argument has been set for November 24, 2003. If Visa is permitted to enforce this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prevent them from converting their debit card programs to the MasterCard brand. In addition, under the Settlement Agreement in the U.S. merchant lawsuit described in Note 3 herein, merchants will have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. Either of these scenarios may be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

Currency Conversion Litigations

     MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al., was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz matter commenced on May 20, 2002 and concluded on November 27, 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Plaintiffs seek to prevent defendants from continuing to engage in, use or employ the alleged practice of charging and collecting the asserted one percent currency conversion “fee” and from charging any type of purported currency conversion “fee” without providing a clear, obvious and comprehensive notice that a fee will be charged. Plaintiffs also request an order (1) requiring defendants to fund a corrective advertising campaign; and (2) awarding restitution of the monies allegedly wrongfully acquired by imposing the purported currency conversion “fee”. The complaint asserts that, during the four-year period that preceded the respective lawsuits, MasterCard collected approximately $200 million as a result of allegedly imposing the claimed one percent currency conversion “fee”. MasterCard denies these allegations.

     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered unspecified restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. MasterCard cannot determine the outcome of the restitution process at this time. The court issued its judgment on October 31, 2003. MasterCard is evaluating various procedural options at the trial court level. MasterCard presently intends to appeal the decision on a number of grounds and believes it is likely to prevail on such appeal.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois and Tennessee seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. MasterCard is seeking to have these cases transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below.

     MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

     Defendants have moved to dismiss the MDL Complaint. Oral argument on that motion was held on June 21, 2002. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Discovery in this matter is expected to continue. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter.

Remote Merchant Litigations

     On May 20, 2003, a purported class action complaint was filed by a group of remote (or non-face-to-face) merchants in the U.S. District Court for the Eastern District of North Carolina against MasterCard, Visa U.S.A., Inc., American Express Company and Discover Financial Services, Inc. With respect to MasterCard, the complaint alleged that MasterCard’s interchange fees for remote merchants, such as those conducting business over the internet, together with MasterCard’s rules allocating fraud losses to such merchants, violated state and federal antitrust laws. For a description of interchange fees, see “Global Interchange Proceedings” below. The complaint made a variety of other allegations including breach of fiduciary duty, fraud, civil conspiracy, and unfair and deceptive trade practices. The complaint also alleged that the defendants violated the Racketeer Influenced Corrupt Organizations (RICO) Act. The plaintiffs claimed that defendants’ alleged monopolistic conduct had forced them to bear the risks and costs of fraud in the form of chargebacks (returned transactions), and to pay excessive interchange, chargeback and credit penalty fees. Other antitrust claims included group boycott and a conspiracy to profit from fraud when transactions are processed in a card-not-present environment. On September 18, 2003, the plaintiffs voluntarily moved to dismiss the complaint without prejudice and the District Court dismissed the lawsuit on October 25, 2003.

     In addition, on May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the internet. MasterCard has assessed the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity. The plaintiff is seeking damages and declaratory and injunctive relief. MasterCard has until November 11, 2003 to file a response to this complaint.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

     On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard’s cross-border MIF. MasterCard’s response to this Statement of Objections is due on December 25, 2003. MasterCard Europe is engaged in discussions with the European Commission in order to determine under what conditions, if any, the European Commission would grant a formal exemption for MasterCard Europe’s MIF. If MasterCard is unsuccessful in obtaining an exemption, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine the ultimate resolution of this matter.

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance, established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued a supplemental notice, which also contains preliminary conclusions that challenge MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice, and a hearing was held on May 21, 2003. The OFT has informed MasterCard that it will issue yet another notice in November 2003, thereby delaying any decision by the OFT.

     Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, a negative decision by the OFT could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In the event of a negative decision by the OFT, MasterCard intends to appeal to the relevant competition tribunal in the U.K. and to seek interim relief if the negative decision adversely impacts MasterCard’s U.K. business. At this time, it is not possible to determine the ultimate resolution of this matter.

     Australia. On August 27, 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act 1998 (the “Act”) applicable to four-party credit card payment systems in Australia, including MasterCard’s. The RBA regulations, which are presently in effect, impose a number of changes on the operation of four-party credit card systems that could significantly impact MasterCard International’s Australian members and the MasterCard business in Australia. Among other things, the RBA regulations permit non-deposit-taking institutions to issue credit cards and acquire credit card transactions in Australia, mandate a formula for calculating interchange fees that fails to account for certain costs incurred by issuers (such as credit losses) and effectively requires a reduction in domestic interchange fees, and prohibit MasterCard and other four-party credit card systems from enforcing their respective “no surcharge” and “net issuer” rules. The no surcharge rule generally prevents merchants from charging supplemental fees for the use of payment cards at the point of sale, and the net issuer rule requires institutions participating in the relevant system to issue payment cards in addition to conducting merchant acquiring activities.

     On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA has failed to comply with the obligations imposed upon it by the Act. Among other things, MasterCard believes that the RBA regulations fail to satisfy the public interest test mandated by the Act because they can be expected to impose additional costs on Australian consumers, place small businesses at a competitive disadvantage to larger retailers, and encourage small or regional banks to exit the credit card business in Australia. Visa International Corp. filed a similar application with the Federal Court of Australia on September 19, 2002. On September 19, 2003, the Federal Court of Australia issued its decision rejecting MasterCard’s claims. Thereafter, MasterCard appealed the decision on the grounds that the Federal Court made a number of reversible errors. MasterCard expects to have a hearing on its appeal in

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(In Thousands, Except Per Share Data)

February or March of 2004. At this time, it is not possible to determine the ultimate outcome of MasterCard’s legal challenge to the RBA regulations. In the event that the RBA’s decision is not overturned, MasterCard expects that it may be at a competitive disadvantage to competitors that do not operate in a four-party system, such as American Express and Diners Club in Australia.

     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California (collectively “defendants”) alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On April 21, 2003, the Court issued a decision that dismissed several of plaintiffs’ claims and significantly narrowed the scope of the remaining claims in the case. Plaintiffs filed an amended complaint shortly thereafter. On September 16, 2003, MasterCard filed a combined motion to dismiss and an expedited motion for summary judgment on the issue of whether member banks have the ability to opt out of MasterCard’s interchange structure and enter into bilateral or other interchange arrangements. On October 3, 2003, the Court heard oral arguments on defendants’ motion to dismiss, and a decision on the motion is pending. The Court has scheduled oral arguments on the defendants’ motion for summary judgment for January 23, 2004. No trial date has been set in this matter. At this time it is not possible to determine the outcome of these proceedings.

     Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Spain, New Zealand and Switzerland, are reviewing MasterCard’s and/or its members interchange fee practices and may seek to regulate the establishment of such fees. In addition, MasterCard is aware of proposed legislation in Mexico that would ban interbank fees, presumably including interchange fees. At this time it is not possible to determine the outcome of these proceedings or the proposed legislation in Mexico.

Note 16. Subsequent Event

     On October 12, 2003, MasterCard entered into a $9 million legal settlement to resolve a contract dispute with a member. This amount was accrued in the three months ended September 30, 2003 and is included in general and administrative expenses.

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

     Below are the principal factors that we believe are important to our business, and that could cause actual results to differ from expectations:

•	the sustainability of our relationships with our customers and of our customers’ relationships with their cardholders and merchants;

•	substantial and increasingly intense competition worldwide in the global payments industry and consolidation in the payments industry;

•	the threat of disintermediation from our customers as a result of the actions of certain competitors;

•	global economic and political conditions;

•	technological developments in the global payments industry;

•	potential disruptions of our transaction processing systems by natural disaster or otherwise;

•	potential breach of the security of our systems;

•	risk of our customers’ settlement default and/or non-payment to merchants and of a reduction in the credit quality of our customers;

•	the outcome or impact of antitrust claims by the U.S. Department of Justice;

•	the outcome of our proceedings against Visa with respect to its new bylaw imposing punitive fees on debit issuers switching to the MasterCard brand and in other circumstances;

•	the outcome or impact of litigation relating to our currency conversion practices;

•	the outcome or impact of the remote merchant litigations;

•	the outcome or impact of legal and regulatory proceedings in various jurisdictions relating to interchange fees;

•	the outcome or impact of other regulatory initiatives, including those conducted by tax authorities;

•	the outcome or impact of European Union regulations on cross-border payments;

•	risks associated with international operations; and

•	currency fluctuations and foreign exchange risks.

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

     Our functional currency is the U.S. dollar except for MasterCard Europe, whose functional currency is the euro. Our results of operations have been impacted by movements of the euro against the U.S. dollar. As the euro strengthened against the U.S. dollar during the three and nine months ended September 30, 2003, MasterCard Europe’s revenue and expenses have increased accordingly. Exclusive of MasterCard Europe, our revenues and expenses vary depending on the strength or weakness of the U.S. dollar in relation to certain local currencies and the amount of transactions and volume in these currencies.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Our revenue is comprised of operations fees and assessments. Revenue was $594 million for the three months ended September 30, 2003 compared to $539 million for the three months ended September 30, 2002, an increase of $55 million or 10%.

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

     We earn a significant portion of our revenues in connection with MasterCard-branded offline debit cards in the United States. Following the settlement of the U.S. merchant lawsuit described in Note 3 to the Consolidated Financial Statements included herein, Visa U.S.A., Inc. implemented a bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a fee if they reduce their debit volume by more than 10%. MasterCard has challenged the validity of this bylaw provision under the final judgment entered by the District Court in the Department of Justice antitrust litigation, as described more fully in Note 15 to the Consolidated Financial Statements included herein. If Visa is permitted to enforce this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prevent them from converting their debit cards to the MasterCard brand. In addition, under the Settlement Agreement in the U.S. merchant lawsuit, merchants will have the right to reject MasterCard-branded debit in the United States, while still accepting other MasterCard-branded cards and vice versa. Either of these scenarios would be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

     Operations fees represent user fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among our customers on a global basis. Operations fees are generally driven by the number of transactions. The number of transactions processed increased to approximately 2.528 billion for the three months ended September 30, 2003, compared to approximately 2.339 billion for the three months ended September 30, 2002, an increase of approximately 8%. MasterCard Europe’s transactions are included in both periods. Operations fees were $373 million for the three months ended September 30, 2003 compared to $342 million for the three months ended September 30, 2002, an increase of $31 million or 9%. Operations revenue growth was moderated by (i) a reduction in warning bulletin revenue; (ii) an increase in incentives and rebates; and (iii) our pricing structure, which generally rewards customers with lower prices in exchange for certain volume and other commitments.

     Assessments principally represent payments made by customers based on the volume of their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments were approximately $221 million for the three months ended September 30, 2003 compared to $197 million for the three months ended September 30, 2002, an increase of approximately $24 million or 12%. The increase in assessments was attributable to an increase in Gross Dollar Volume (“GDV”) between the periods. GDV represents gross usage (purchase and cash disbursements) on MasterCard cards for goods and services, including balance transfers and convenience checks. GDV was $321 billion for the three months ended September 30, 2003 compared to $297 billion for the three months ended September 30, 2002, an increase of approximately 8%. GDV growth was approximately 4% when measured in local currency terms. GDV includes MasterCard Europe activity in both periods presented. Assessment revenue growth was moderated by a $9 million or 12% increase in rebates and incentives provided to customers for the three months ended September 30, 2003 over the same period in 2002.

     Our operating expenses are comprised of general and administrative, advertising and market development, depreciation and amortization expenses. Operating expenses were $475 million for the three months ended September 30, 2003 compared to $413 million for the three months ended September 30, 2002, an increase of $62 million or 15%. We are continuing a significant expansion of our advertising and marketing support initiatives to accelerate our profitable growth and to enhance the global position of MasterCard and its customers. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services. These initiatives could result in reduced revenue and additional operating expenses over the next several years. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

     General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $264 million for the three months ended September 30, 2003 compared to $248 million for the three months ended September 30, 2002, an increase of $16 million or 6%. We reserved for a legal settlement of $9 million in the three months ended September 30, 2003 which is included in general and administrative expenses. The settlement was made to resolve a contract dispute with a member. In addition, personnel expenses increased $8 million due to additional headcount, salary increases and severance obligations, offset by a decrease in incentive costs.

     Advertising and market development expenses were $183 million for the three months ended September 30, 2003 compared to $137 million for the three months ended September 30, 2002, an increase of $46 million or 34%. We increased our investment in advertising and market support initiatives in 2003.

     Depreciation expense was $13 million for the three months ended September 30, 2003 compared to $12 million for the three months ended September 30, 2002. Amortization expense was $15 million and $16 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

     Other income (expense) consists primarily of investment income and interest expense. Investment income increased $12 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily as a result of appreciation in the market value of our trading securities portfolio, the consolidation of the MasterCard International O’Fallon 1999 Trust (“Trust”) (see the discussion in Note 10 to the Consolidated Financial Statements included herein), and realized gains on our sale of available-for-sale securities. Interest expense increased $16 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to imputed interest on the U.S. merchant lawsuit settlement obligation, and consolidation of the Trust.

     The effective tax rate for the three months ended September 30, 2003 was 33.2% versus 36.7% for the three months ended September 30, 2002. The decrease was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher rates to those with lower rates.

     As a result of the foregoing, our net income was $74 million for the three months ended September 30, 2003 compared to $78 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenue was $1.663 billion for the nine months ended September 30, 2003 compared to $1.383 billion for the nine months ended September 30, 2002, an increase of $280 million or 20%, of which $171 million was due to the acquisition of MasterCard Europe. Due to the strengthening of the euro during the nine months ended September 30, 2003, our revenue benefited from the conversion of MasterCard Europe’s euro denominated revenue to the U.S. dollar.

     The number of transactions processed increased to approximately 7.130 billion for the nine months ended September 30, 2003, compared to approximately 6.480 billion for the nine months ended September 30, 2002, an increase of approximately 10%. MasterCard Europe transactions are included in both periods. Operations fees, which are generally driven by the number of transactions, were $1.041 billion for the nine months ended September 30, 2003 compared to $887 million for the nine months ended September 30, 2002, an increase of $154 million or 17%. Approximately $79 million of the increase in operations fees was due to the acquisition of MasterCard Europe. Operations revenue growth was moderated by (i) a reduction in cross border transactions, which have higher transaction fees compared to domestic transactions, resulting from decreased travel associated with the impact of the Iraq war and SARS; (ii) a 12% increase in rebates; and (iii) our pricing structure, which generally rewards customers with lower prices in exchange for certain volume and other commitments.

     Assessments were approximately $622 million for the nine months ended September 30, 2003 compared to $496 million for the nine months ended September 30, 2002, an increase of approximately $126 million or 25%. Approximately $92 million of the increase in our assessments was due to the acquisition of MasterCard Europe. In addition, the increase in assessments was attributable to an increase in GDV between the periods. GDV was $917 billion for the nine months ended September 30, 2003 compared to $832 billion for the nine months ended September 30, 2002. GDV growth was approximately 6% when measured in local currency terms and approximately 10% when measured on a U.S. dollar converted basis due to the weakening of the U.S. dollar against most major currencies worldwide. GDV includes MasterCard Europe activity in both periods presented. Moderating the increase in assessments were rebates and incentives provided to customers, which increased by $42 million or 24% in the nine months ended September 30, 2003 over the same period in 2002, primarily related to new agreements and the acquisition of MasterCard Europe.

     Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit settlement, depreciation and amortization expenses. Operating expenses were $2.162 billion for the nine months ended September 30, 2003 compared to $1.125 billion for the nine months ended September 30, 2002, an increase of $1.037 billion or 92%. Operating expenses increased $721 million due to the U.S. merchant lawsuit settlement and $193 million due to our acquisition of MasterCard Europe. In addition, we increased our costs in connection with planned advertising and marketing support initiatives.

     General and administrative expenses consist primarily of personnel, telecommunications, data processing, travel and professional fees. General and administrative expenses were $822 million for the nine months ended September 30, 2003 compared to $663 million for the nine months ended September 30, 2002, an increase of $159 million or 24%. Approximately $96 million of general and administrative expenses in 2003 was due to the acquisition of MasterCard Europe. Exclusive of MasterCard Europe, personnel expense and professional fees increased $39 million and $16 million, respectively. Personnel expenses increased due to additional headcount, salary increases and severance obligations offset by lower benefit costs. Professional fees increased primarily due to higher legal costs associated with the U.S. merchant lawsuit and other ongoing litigation.

     Advertising and market development expenses were $531 million for the nine months ended September 30, 2003 compared to $399 million for the nine months ended September 30, 2002, an increase of $132 million or 33%.

Approximately $80 million of advertising and market development expenses was due to the acquisition of MasterCard Europe. We increased our investment in advertising and market support initiatives in 2003. These initiatives were partially offset by decreased costs compared to the prior year, in which we incurred significant costs for sponsorship and promotion of the 2002 World Cup. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

     Costs associated with the U.S. merchant lawsuit settlement, as embodied in the Settlement Agreement dated June 4, 2003 (the “Settlement Agreement”), totaled $721 million for the nine months ended September 30, 2003. The costs consist of (i) the monetary amount of the settlement (discounted at 8% over the payment term), (ii) certain additional costs in connection with and in order to comply with other requirements of the settlement and (iii) costs to address certain merchants who opted not to participate in the class action lawsuit. Amounts recorded are estimates and are subject to change in the future.

     Depreciation expense was $39 million for the nine months ended September 30, 2003 compared to $29 million for the nine months ended September 30, 2002, an increase of $10 million. This increase was due principally to the acquisition of MasterCard Europe.

     Amortization expense was $49 million for the nine months ended September 30, 2003 compared to $34 million for the nine months ended September 30, 2002, an increase of $15 million. This increase was primarily driven by $9 million of amortization of capitalized software and tradenames due to the acquisition of MasterCard Europe as well as additional amortization of capitalized computer software.

     Other income (expense) consists principally of investment income and interest expense. Investment income increased $25 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to the consolidation of the Trust (see the discussion in Note 10 to the Consolidated Financial Statements included herein) and appreciation of the market value of our trading securities portfolio. Interest expense increased $35 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to imputed interest on the U.S. merchant lawsuit settlement obligation and the consolidation of the Trust.

     The effective tax rate for the nine months ended September 30, 2003 was 35.8% versus 36.3% for the nine months ended September 30, 2002. Exclusive of the effects of the charge for the U.S. merchant lawsuit described in Note 3 to the Consolidated Financial Statements included herein, which was treated as a discrete item in the determination of the tax provision, the effective tax rate was 33.1% versus 36.3%. The decrease, exclusive of the effect of the U.S. merchant litigation charge, was primarily attributable to a change in the geographic distribution of pretax income from jurisdictions with higher tax rates to those with lower rates. In addition, the rate in 2002 was increased by a one-time increase in state income tax expense attributable to lower deferred state tax assets as a result of lower state tax rates, partially offset by the realization of foreign tax credits.

     Effective January 1, 2003, we changed our method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of pension cost. Under the previous accounting method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over a period of five years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a timelier basis. The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the nine months ended September 30, 2003 of $5 million, net of income taxes of $3 million.

     As a result of the foregoing, our net loss was $319 million for the nine months ended September 30, 2003 compared to net income of $168 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     We need liquidity and capital resources to fund our global development, to provide for settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt, legal obligations and other contractual commitments. At September 30, 2003, we had $921 million of liquid investments (cash, cash equivalents and investment securities available-for-sale) with which to manage operations. We expect that the cash generated from our operations and our borrowing capacity will be sufficient to meet our operating and capital needs in 2003 and beyond.

     For the nine months ended September 30, 2003, net cash provided by operating activities was $190 million compared to $176 million for the nine months ended September 30, 2002. Cash provided by operating activities was generated principally by current period earnings exclusive of non-cash charges for depreciation, amortization and legal settlements, including accretion of imputed interest, which will be paid in future periods.

     Net cash used in investing activities was $116 million and $47 million for the nine months ended September 30, 2003 and 2002, respectively. The utilization of cash in the first nine months of 2003 was primarily due to capital expenditures and expenditures for capitalized software. The primary capital expenditure was the purchase of a building in Kansas City, Missouri for a back-up data center. See the discussion in Note 7 to the Consolidated Financial Statements included herein.

     No cash was used in financing activities for the nine months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2002 was $35 million related to repayments of net settlement overdraft positions.

     As discussed in Note 3 to the Consolidated Financial Statements included herein, we recorded liabilities in connection with certain legal settlements. We believe that we will be able to fund amounts payable in connection with these legal settlements through existing cash and cash equivalents, investments, cash generated from operations and our borrowing capacity.

     Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. We do not believe this rating action will impact our liquidity.

     In the normal course of business, MasterCard operates a system for settling payment transactions among its members. Net settlements are generally cleared daily among members by wire transfer or other bank clearing means, through settlement cash accounts. However, some transactions may not settle until subsequent business days due to varying local currency settlement value date intervals and other timing differences. These timing differences result in amounts due from members or amounts due to members for a duration normally ranging from one to four calendar days and are included in the balance sheet of MasterCard as settlement due to/due from members.

     Our financial position continues to reflect strong liquidity. Working capital, consisting of current assets less current liabilities, was $534 million at September 30, 2003 and $526 million at December 31, 2002, representing a working capital ratio of 1.5 and 1.6 in 2003 and 2002, respectively.

     On June 20, 2003, the Company entered into a committed $1.2 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. The Credit Facility replaced MasterCard Incorporated’s prior $1.2 billion credit facility, which expired on June 3, 2003. The lenders under the prior facility agreed to extend its term through July 3, 2003. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2003. There were no borrowings under the Credit Facility at September 30, 2003. The lenders under the Credit Facility are members or affiliates of members of MasterCard International.

     We have entered into contractual commitments associated with operating lease agreements for office space and equipment as well as for sponsorship, licensing and other agreements. Obligations relating to these contractual commitments are estimated to be payable in the following periods (in thousands):

		Sponsorship,
		Licensing &
	Leases	Other	Total

The remainder of 2003	$11,776	$46,831	$58,607
2004	34,769	183,860	218,629
2005	29,013	158,414	187,427
2006	22,160	101,256	123,416
2007	20,443	39,651	60,094
Thereafter	68,635	24,699	93,334

Total	$186,796	$554,711	$741,507

     At September 30, 2003, $19.3 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements were accrued.

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

     Goodwill and intangible assets represent a significant portion of our balance sheet. Therefore, impairment could result in a material reduction of our assets, as well as an expense to our operations.

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

Legal and Regulatory Matters

     We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 3 and 15 to the Consolidated Financial Statements included herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies”. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may not reflect the actual outcomes.

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

     A 1% increase in the discount rate would decrease the amount we recorded as an after-tax charge for the nine months ended September 30, 2003 by approximately $20 million, and increase annual interest expense by approximately $3.4 million, $4.2 million, and $4.0 million in 2003, 2004, and 2005, respectively, and declining amounts thereafter. The reverse impact would be experienced for a 1% decrease in the discount rate.

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”). EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may enter into contracts with its customers that provide for discounted services that are required to be separately identified under EITF 00-21. The discount from the fair value of the services is recorded as a reduction of revenue related to other elements of the contract. The impact of adopting this accounting pronouncement was negligible for the quarter ending September 30, 2003.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. MasterCard has determined the impact of adopting this accounting pronouncement to be negligible.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. MasterCard did not enter into or modify any financial instruments that would be included in the scope of SFAS 150 during the nine months ended September 30, 2003 and determined there is no impact of adopting this accounting pronouncement.

     In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease”, (“EITF 01-08”). EITF 01-8 addresses how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases”. The provisions of EITF 01-08 were effective as of May 28, 2003 and there was no impact of adopting this accounting pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates and foreign currency exchange rates. We have limited exposure to market risk from changes in both interest rates and foreign exchange rates. Management established and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at September 30, 2003 as compared to December 31, 2002.

     We enter into forward exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar and euro.

     At September 30, 2003 and December 31, 2002, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $52 million and $39 million, respectively) and sold (with notional amounts of $65 million and $25 million, respectively).

     At September 30, 2003 and December 31, 2002, forward currency contracts against the euro were both purchased (with notional amounts of $48 million and $199 million, respectively) and sold (with notional amounts of $8 million as of December 31, 2002; there were no forward currency contracts sold against the euro at September 30, 2003).

Item 4. Controls and Procedures

     MasterCard Incorporated’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective procedures for recording, processing, summarizing and reporting financial information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. MasterCard Incorporated’s disclosure controls and procedures were designed by the Company’s management.

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

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of September 30, 2003, and the related consolidated statements of operations and the consolidated condensed statements of comprehensive income (loss) for each of the three-month and nine month periods ended September 30, 2003 and 2002, the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’/members’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 5, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the financial statements, the Company changed its method for calculating the market-related value of plan assets used in determining the expected return on the assets component of annual pension cost. Additionally, as discussed in Note 10 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, which resulted in the consolidation of a special purpose entity.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York
November 7, 2003

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 3 and 15 to the Consolidated Financial Statements included herein.

U.S. Merchant Lawsuit

     As summarized in Note 3 to the Consolidated Financial Statements included herein, commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International and Visa U.S.A., Inc. (“Visa”) challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices.

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

     On April 30, 2003, in lieu of proceeding with trial, MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs establishing an agreement in principle, subject to execution of a settlement agreement and approval by the District Court, to settle all claims resulting from the litigation in return for certain payments and injunctive relief. On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) that embodies the terms originally set forth in the MOU. MasterCard denies all claims in this litigation and nothing in the MOU or the Settlement Agreement constitutes an admission of wrongdoing or liability by MasterCard. For a description of the Settlement Agreement, see Part II, Item 1 - Legal Proceedings in the Quarterly Report on Form 10-Q of MasterCard for the period ending June 30, 2003 and Exhibit 10.1 thereto, which includes the full text of the Settlement Agreement.

     On June 13, 2003, the District Court granted preliminary approval of the Settlement Agreement. On or about June 26, 2003, plaintiffs’ counsel began to distribute notice to class members giving them the opportunity to object to the settlement. In addition, new merchants who were not previously sent a copy of class notice in 2002 were given the opportunity to opt-out of the plaintiff class. A hearing on the fairness of the proposed settlement was held on September 25, 2003, however, a decision on the settlement is still pending. Following any final approval of the settlement by the District Court, there will be a period within which appeals can be taken.

     On August 1, 2003, MasterCard implemented new interchange rates for its U.S. debit programs as required under the Settlement Agreement. On September 19, 2003, the Global Board of Directors of MasterCard International determined that it would not impose a special assessment on members in order to satisfy the financial obligations in the Settlement Agreement.

     There currently are ten actions against the Company in state courts in Arizona, California, New York, Tennessee, Iowa, West Virginia and Kansas and in the District of Columbia brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. All of these actions are in their early stages. MasterCard has moved to transfer and dismiss the complaint in the consumer class action in Tennessee.

     In addition, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Meijer Stores and Toys “R” Us. MasterCard is generally seeking to have these cases transferred to the U.S. District Court for the Eastern District of New York to the extent they are not already pending in that court. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Refer to the Exhibit Index herein.

     (b)  Reports on Form 8-K

     On August 1, 2003, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the three and six months ended June 30, 2003.

     On October 30, 2003, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the three and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003	MASTERCARD INCORPORATED

(Registrant)

Date: November 7, 2003	/s/ ROBERT W. SELANDER

Robert W. Selander President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2003	/s/ CHRIS A. MCWILTON

Chris A. McWilton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Item	Description

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.