Form 10-K
period 2003-12-31
MASTERCARD INC
filed 2004-03-04
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b):

None

Securities registered pursuant to Section 12(g):

Class A Redeemable Common Stock, par value $.01 per share

Class B Convertible Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑

     As of February 24, 2004, there were 84,000,000 shares of Class A redeemable and 16,000,000 shares of Class B convertible common stock of MasterCard Incorporated issued and outstanding. The common stock of MasterCard Incorporated is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of the voting and non-voting common equity securities held by non-affiliates of MasterCard Incorporated has been established.

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004 are incorporated by reference into Part III of this Form 10-K.

MASTERCARD INCORPORATED

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

i

Item 1.	Business

      MasterCard Incorporated is a leading global payment solutions company that provides a variety of services principally in support of our customers’ credit, deposit access (debit), electronic cash and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard ElectronicTM, Maestro® and Cirrus®, which we license to our customers. We also provide our customers with a sophisticated set of information and transaction processing services, and establish and enforce rules and standards surrounding the use of cards carrying our brands. Using our transaction processing services, our customers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure payment option, and consumers and businesses with a convenient payment vehicle accepted worldwide. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. We work with our customers and other industry partners to develop innovative new technologies and applications for our payment programs, including in the areas of electronic and mobile commerce and chip-based “contact” and “contactless” cards.

      On a global scale, we process transactions denominated in more than 160 currencies. In 2003, our gross dollar volume (“GDV”) as reported by our customers was $1.272 trillion, a 5.9% increase (on a local currency basis) over the GDV generated in 2002. GDV represents gross usage (purchase and cash transactions) on MasterCard-branded cards for goods and services, including balance transfers and convenience checks. These figures exclude Maestro and Cirrus transactions. At December 31, 2003, the total number of MasterCard cards in circulation worldwide as reported by our customers was 632.4 million, a 7.0% increase from 2002.

      We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation. The principal members of MasterCard International and its affiliates are approximately 2,600 financial institutions worldwide that participate directly in our payment programs. In addition, there are approximately 22,300 affiliate members of MasterCard International and its affiliates that participate in our payment programs through one or more principal members. The common stock of MasterCard Incorporated is owned by principal members of MasterCard International. In Europe, we conduct our business principally through MasterCard Europe sprl (“MasterCard Europe”), formerly Europay International S.A., a wholly owned subsidiary of MasterCard Incorporated acquired on June 28, 2002 in a transaction that we refer to as the “Integration.” For a description of the Integration and MasterCard’s related conversion to a stock company, see Note 5 to the Consolidated Financial Statements included herein.

      Through MasterCard International, our business is structured as an open bankcard association, in which cardholder and merchant relationships are managed principally by our customers. Our customers are the principal and affiliate members of MasterCard International, which we refer to collectively as our “customers” or “members.” Accordingly, we do not issue cards, set cardholder fees or determine the interest rates (if applicable) charged to cardholders using cards that carry our brands. We refer to the customers that issue our cards as “issuers” and those that enroll merchants into programs to accept our cards as “acquirers.”

      Because our business is global, we have structured our organization to be sensitive to the requirements of the regions and countries in which we operate. Our global board of directors has delegated authority over a variety of matters, including certain rulemaking, enforcement and fee-setting decisions, to regional boards of directors covering each of Asia/ Pacific, Canada, Europe, Latin America and the Caribbean, South Asia — Middle East/ Africa (“SAMEA”), and the United States. We enter into business agreements with key customers around the globe, which allow us to support the individual needs of these customers with tailored pricing and other business arrangements in exchange for significant volume, share and other commitments to MasterCard. At the same time, we seek to provide best-in-class service to all of our customers, irrespective of their size.

      We establish a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement in place between an issuer and an acquirer. Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are paid by acquirers to issuers in connection with transactions initiated with our cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. We establish a variety of MIF rates depending on such considerations as the location and the type of transaction, and collect the MIF on behalf of the institutions entitled to receive it. As described more fully below in “Risk Factors — Interchange fees are the subject of increasingly intense regulatory scrutiny worldwide, which may adversely affect our business,” MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions.

      We earn revenue primarily from the fees we charge our customers for providing transaction processing and payment services, and from assessments on the dollar volume of activity on cards carrying our brands. We earn a portion of our revenues in connection with MasterCard-branded offline debit cards in the United States. We also generate a significant amount of revenue from processing foreign currency transactions for our customers. For a description of legal and other risks associated with these revenues, see “—Risk Factors”.

      We use the term “MasterCard” to refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International and MasterCard Europe. We use the term “card” to refer to the plastic cards carrying our brands and those of our competitors, together with the underlying credit, charge, deposit or asset account.

Payment Services

Transaction Processing

      We operate a network that links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. Our transaction processing services (primarily authorization, clearing and settlement) are provided to customers through our proprietary, worldwide computer and telecommunications network. We provide global transaction processing services principally through our Global Technology and Operations headquarters in O’Fallon, Missouri.

      Authorization, Clearing and Settlement. The authorization, clearing and settlement process facilitates the movement of transaction data and funds among customers on a global basis in a timely and efficient manner.

      Authorization is the process by which a transaction is approved by the issuer or, in certain circumstances, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. We processed over 9.6 billion MasterCard-branded authorizations on our global processing systems in 2003. MasterCard’s network provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

      Clearing is the exchange of financial transaction information between the issuer and the acquirer after a transaction has been completed. MasterCard transactions are generally cleared through our centralized processing system, known as the Global Clearing Management System (GCMS), and the related information is typically routed among customers via our Banknet data transport network.

      Once transactions have been authorized and cleared, MasterCard provides services in connection with the settlement of the transaction — that is, the exchange of funds along with associated fees. Settlement is provided through our Settlement Account Management (SAM) system. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank chosen by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in other selected currencies, in accordance with established rules.

      We also operate the MasterCard Debit Switch (“MDS”), which principally supports the processing of Cirrus and Maestro transactions. The MDS switches financial messages, provides transaction and statistical reporting, and performs clearing and settlement between customers and other debit transaction processing networks. Unlike the authorization and clearing processes described above, which involve the exchange of transaction data in two discrete messages (one for authorization and again for clearing); the MDS generally operates as a “single message” system in which clearing occurs simultaneously with the initial authorization request.

      A significant portion of the intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of MasterCard’s central processing systems. We do not earn transaction processing fees for such activity. We are developing and promoting domestic processing solutions for our customers that are designed to leverage our significant investments in our global and regional processing systems.

      Operations and Systems. Our transaction processing services are available 24 hours per day, every day of the year. In the event that our main processing facility in O’Fallon, Missouri, becomes disabled, we have a back-up system located at a separate facility in Kansas City, Missouri. Our transaction processing systems have redundant power supplies and back-up processes to ensure continued operation in the event of a fault. We consistently maintain core systems availability for our global processing systems at a rate in excess of 99.9%.

      Regional Transaction Processing. Following the Integration, we provide transaction processing (authorization, clearing and settlement) services for customers in the Europe region through our subsidiary MasterCard Europe. These services, which allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe, are provided via our European Payment Systems Network (“EPS-Net”). EPS-Net is a telecommunications network that interfaces directly with our global Banknet system for worldwide retail payment and automated teller machine (“ATM”) transaction interchange. We are presently in the midst of a multi-year technical convergence project to fully integrate EPS-Net with our global processing systems. In connection with this initiative, we are integrating key applications and systems and standardizing formats to enhance customer service, increase operating efficiencies and reduce processing costs. We also operate a separate regional processing facility for the Asia/ Pacific region in Australia.

      RPPS. MasterCard’s Remote Payment and Presentment Service (“RPPS”) is a leading processor of electronic bill payments in the United States. MasterCard RPPS® provides routing, editing, settlement and reconciliation services and also offers electronic bill presentment and processing of credit counseling payments and debt management plans. RPPS transmits over 300 million payments annually.

Anti-Fraud Initiatives

      Our customers are principally responsible for fraud losses associated with the cards they issue or the merchants from whom they acquire transactions. However, we develop programs and systems to aid our customers in detecting and preventing the fraudulent use of cards carrying our brands. We prepare, sell and distribute an electronic “warning bulletin” to customers showing invalid and other recently terminated account numbers as identified by our customers. We have a number of other prevention initiatives targeted at fraudulent cardholder activity. As one example, our System to Avoid Fraud Effectively (SAFE) program compiles customer-submitted data regarding fraudulent transactions into reports designed to help issuers and acquirers improve fraud detection and prevention. In addition, our RiskFinder® system is designed to help customers to predict fraud and reduce losses by evaluating transactions using a number of variables. We also target fraudulent activity at the merchant level. For example, through our Merchant Audit Program, we identify merchants with significant fraud-related transaction activity and encourage these merchants to implement fraud control procedures. Our Member Alert to Control High-Risk Merchants (MATCH) program assists acquirers in assessing risk before signing a merchant into their MasterCard acceptance. MasterCard also offers Aristion, a flexible software package designed to help our customers monitor fraud and money laundering.

      Security and cardholder authentication for remote channels are critical issues facing MasterCard’s customers and merchants who engage in electronic commerce transactions, where a signed cardholder sales receipt is generally unavailable. MasterCard is seeking to address these issues through the implementation of MasterCard SecureCodeTM, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer through the use of a unique, personal code. In addition, MasterCard has developed the MasterCard Site Data Protection ServiceTM, which allows e-commerce merchants, third-party service providers and data storage entities to assess their security situation on a regular basis for potential vulnerabilities.

Other Payment Related Services

      Our MasterCard Advisors group provides our customers with a wide range of tailored services associated with their payment programs. In 2003, MasterCard Advisors introduced new services in the areas of research, customer relationship management and database marketing, credit cycle management consulting, and information technology consulting. MasterCard Advisors charges our customers fees for these services. At this time, MasterCard Advisors does not make a material contribution to our revenues.

      Within MasterCard Advisors, our marketing consulting group provides customized consulting to customers in the area of cardholder marketing, including acquisition, portfolio management and loyalty consulting designed to help expand our customers’ businesses. Our operations consultants provide advice principally in connection with back-office processes, program management and change management. We also provide consulting services to customers regarding risk management activities. Our customer relationship management and database mining groups provide data-based solutions for more effective customer acquisition and retention programs. Our Purchase Street Research group provides subscription-based research and local marketplace research products for the payments industry.

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

Brand Building

      We manage and promote the MasterCard brand for the benefit of all customers through umbrella advertising, promotional and sponsorship initiatives. We strive to have our cardholders associate the MasterCard brand with “The Best Way to Pay for Everything that Matters®”. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase consumer awareness of MasterCard and to drive usage of MasterCard cards. We also seek to tailor our global marketing messages by optimizing their use in individual countries, while maintaining a common global theme.

Advertising, Promotions and Sponsorships

      Our advertising plays a critical role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign, launched in the United States in 1997, has run in 47 languages across 96 countries. The “Priceless” campaign promotes MasterCard’s universal acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning.

      In order to promote usage of our cards, we sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers. In the United States, we sponsor MasterCard ExclusivesTM, a collection of promotional programs and select merchant offers that customers can insert into their cardholder statements, and MasterCard Exclusives Online®, a permission-based e-mail and Internet website program providing cardholders with access to exclusive merchant offers.

      We seek to increase MasterCard brand awareness and preference, and to encourage card usage and loyalty, by sponsoring a variety of sporting and entertainment properties that support the “Priceless” campaign and MasterCard brand positioning. In soccer, MasterCard is the exclusive payment system sponsor of the FIFA World Cup, which we believe is the single largest sporting event in the world. We also sponsor other leading soccer events, including the UEFA European Championship and UEFA Champions League in Europe. In golf, we are a sponsor and the preferred card of the PGA Tour, the Champions Tour, the PGA of America, the LPGA and other events.

      In North America, in addition to golf, we have major sports sponsorship investments in professional baseball, ice hockey and football. In baseball, we are the exclusive payments brand sponsor of Major League Baseball (“MLB”) and a sponsor of the MLB All-Star Game, both League Championship Series and the World Series. We have also established separate marketing and sponsorship arrangements with numerous MLB teams. In hockey, we are the preferred card and a sponsor of the National Hockey League, the National Hockey League Players Association and the Canadian Hockey League. In addition, in professional football, we have established sponsorship arrangements with several National Football League teams.

      We sponsor a number of leading events in the entertainment segment, including the BRIT Awards in the U.K. In December 2002, as part of our marketing strategy in family entertainment, we initiated a long-term sponsorship arrangement with certain business units of Vivendi/ Universal that entitles MasterCard to marketing and promotional programs with certain of Universal’s motion picture, theme park, music and video properties.

Merchant Acceptance Initiatives

      Based on information from our customers and other sources, we estimate that, at December 31, 2003, cards carrying MasterCard brands were accepted at over 22 million locations around the world. Acceptance locations include merchant locations, ATMs and other locations where cash may be obtained. In certain countries, reporting of merchant locations includes all acceptance terminals deployed at individual merchants; terminals supported by multiple acquirers of the same merchant may be counted more than once in the compilation of the data. The number of acceptance locations stated above has been revised as compared to information previously released by MasterCard to reflect these and other industry practices, and to reduce the impact of regional variations in the reporting of such data. Despite this revision, when the change in methodology is applied historically, we continue to see a longer-term trend of substantial growth in MasterCard brand acceptance.

      In the area of acceptance, we aim to maintain the unsurpassed acceptance of MasterCard-branded products by focusing on three core initiatives. First, we seek to increase the number of payment channels where MasterCard products are accepted, such as by introducing MasterCard acceptance in connection with mobile commerce payment applications. Second, we seek to increase the number of categories of merchants that accept our products. We are focused presently on expanding acceptance in electronic commerce environments, in fast throughput businesses such as fast food restaurants, and in connection with public sector payments (including those involving taxes, fees, fines and tolls), among other categories. Third, we seek to increase usage of our products at selected merchants by sponsoring a range of promotional programs from time to time. We also enter into arrangements with selected merchants under which these merchants provide incentives or discounts for the use of MasterCard-branded products or otherwise indicate a preference for MasterCard-branded products when accepting payments from consumers.

      We also support technical initiatives designed to make MasterCard product acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. In December 2002, we initiated a market trial of MasterCard PayPassTM, a new “contactless” payment solution that enables consumers simply to tap or wave their payment card on a specially equipped terminal. In 2003, we successfully completed pilot programs for MasterCard PayPass in Orlando, Florida and Dallas, Texas. PayPass is designed to help our customers grow their business by capturing income on transactions that were previously cash-based, and increasing card activity on underutilized card accounts.

      We view recurring payments as a significant opportunity to expand MasterCard card acceptance and usage in the United States and elsewhere, and we are working with customers to encourage consumers to make recurring bill payments in a variety of categories — including telephone, cable, utilities and insurance — on their MasterCard-branded cards.

      Finally, we provide research, marketing support and financial assistance to our customers and their partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charity, educational or similar organization.

MasterCard Payment Programs

      MasterCard supports a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers. Our principal payment programs, which are facilitated through our brands — MasterCard, Maestro, Cirrus and Mondex — are listed below:

Category	Program

Consumer Programs	• Standard MasterCard Card
• Gold MasterCard Card
• Platinum MasterCard Card
• World MasterCard Card
• Debit MasterCard
• Maestro Card
• Cirrus Card
• MasterCard Electronic
Corporate Payment	• MasterCard Corporate Card
Solutions	• MasterCard Corporate Executive Card
• MasterCard Corporate Purchasing Card
• MasterCard Corporate Fleet Card
• MasterCard Corporate Multi Card Card
• MasterCard BusinessCard Card
• MasterCard Executive BusinessCard Card
• Debit MasterCard Business Card
Stored Value Programs	• Prepaid programs
• Mondex Card
• MasterCard travelers cheques

Consumer Programs — Credit and Charge

      MasterCard administers a number of consumer credit and charge programs that are designed to meet the needs of our customers for customized programs addressed to specific consumer segments. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard cards are generally targeted to more upscale consumers and offered with still higher credit lines or spending limits. Platinum MasterCard cards also provide a full range of card enhancement services. World MasterCard cards have no preset spending limit and the option to revolve a designated portion of the charges made. These cards are targeted principally for travel and entertainment use and are accompanied with best-in-class enhancement services and loyalty rewards programs.

      The services provided in connection with all MasterCard credit cards include lost/stolen card reporting, emergency card replacement and emergency cash advance. Optional services, such as emergency travel assistance, are also available on many MasterCard cards. Cardholders can access these and other services through MasterCard Global Service®, a worldwide customer service program. Required services are generally provided through third-party service providers arranged by MasterCard, including a licensed insurance company retained by MasterCard to provide insurance services.

      Our rules also permit our issuers to issue “secured” MasterCard cards, in which all or a portion of the cardholder’s line of credit is secured by collateral, and “virtual” MasterCard cards, which are MasterCard-branded payment accounts against which an embossed card is generally not issued.

      MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. MasterCard Electronic cards have been launched in the Asia/ Pacific, Europe, Latin America/ Caribbean and SAMEA regions.

      MasterCard has also created innovative, alternate card forms to help our customers differentiate their programs. MasterCard mc2TM cards are generally chip-enabled and feature a distinctive cutaway corner. MasterCard is working with our customers to launch MasterCard mc2 programs in the Europe, Latin America/ Caribbean and Asia/ Pacific regions. In addition, MasterCard Side CardTM, a sleek card in a tailored case that attaches to a key ring or lanyard allowing for a quick swipe at the point of sale, was introduced in the Latin America/ Caribbean region in 2003.

      MasterCard has recently developed new consumer credit programs, including the MasterCard Family Account and the MasterCard Installment Card. The MasterCard Family Account provides for a single, shared line of credit that allows the primary cardholder to determine who receives a card and the spending limits for each card. The MasterCard Installment Card allows cardholders more flexible access to pre-approved installment loans for large purchases, and can be implemented by participating issuers in more than one configuration.

      In 2003, we continued to work with our customers in Europe to migrate the Eurocard® acceptance mark to MasterCard in a number of countries, including Germany.

Consumer Programs — Deposit Access

      MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in checking, demand deposit and other accounts. Transactions processed on a debit card generally withdraw available funds directly from a cardholder’s account in accordance with terms established by the issuer of the card, and in some cases may involve an extension of credit by the issuer. Our deposit access programs may be branded with the MasterCard, Maestro and/or Cirrus marks, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard- and Maestro-branded debit cards may be used to make purchases at the point of sale. Debit cards carrying the MasterCard brand allow cardholders to validate transactions at the point of sale either by signing a sales receipt or, if the card also bears a Maestro or ATM network mark and the merchant has the necessary terminal, by entering a personal identification number (“PIN”) at a terminal. Like our consumer credit programs, we support debit Gold MasterCard programs and debit Platinum MasterCard programs that issuers can offer as premium services to cardholders. Issuers may also provide enhancement services and loyalty rewards programs in connection with debit cards carrying our brands.

      Maestro is MasterCard’s online, PIN-based global debit program. Typically, Maestro cards allow cardholders to verify their identities by entering a PIN, although in certain countries, cardholders are only required to sign a sales receipt. Maestro cards are issued, and Maestro transactions are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to MasterCard credit and debit transactions. Based on information from our customers and other sources, we estimate that, at December 31, 2003, the Maestro brand mark appeared on approximately 520 million cards worldwide and that Maestro was accepted for purchases at more than 10 million merchant terminals.

      The MasterCard ATM Network is among the world’s largest global ATM networks, with more than 900,000 participating cash dispensing locations around the globe. Generally, cardholders with cards bearing the MasterCard, Maestro or Cirrus logo may use a network ATM to access funds on deposit in their accounts (if a debit card is used) or to obtain a cash advance (if a credit card is used).

      We make the Cirrus brand available to customers to provide global cash access through the MasterCard ATM Network for our customers’ proprietary ATM cards. Cirrus transactions are validated by entering a PIN. Cirrus cards are issued and processed pursuant to a set of rules and procedures applicable specifically to ATM transactions.

      In December 2003, MasterCard entered into a debit processing alliance with eFunds Corporation, a leading provider of electronic payments software and processing solutions. Under the alliance, we market eFunds’ EFT processing services as an integrated component of our debit programs. The alliance is intended to add a flexible, end-to-end debit transaction processing solution to the package of services and products already available to our customers.

      As a result of the Settlement Agreement in the U.S. merchant lawsuit described in Item 3 — Legal Proceedings herein, MasterCard has agreed to take a number of actions to modify its MasterCard-branded debit card programs in the United States. Among other things, MasterCard has adopted rules that allow merchants to reject MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards, and vice versa. However, U.S. merchants who choose to accept MasterCard-branded debit cards must accept all MasterCard-branded debit cards. Following the settlement, a small number of merchants, including Wal-Mart, have announced that they will no longer accept MasterCard-branded debit cards. The ability of merchants to reject MasterCard-branded debit cards could adversely affect our debit business in the United States. See “— Risk Factors — Visa’s settlement service fee and the ability of U.S. merchants to not accept MasterCard-branded debit cards as a result of the settlement of the U.S. merchant lawsuit could adversely affect our ability to maintain and grow our debit card business in the United States.”

      MasterCard is working to develop its debit programs in key countries outside of the United States. During 2003, MasterCard Europe began authorizing and clearing transactions for the members of S2 Limited, formerly known as Switch Card Services Limited, which operate an electronic domestic debit card network in the United Kingdom under the Switch® brand, as part of an agreement to migrate Switch branding and processing volume to the Maestro brand by 2007. In Brazil, MasterCard launched MasterCard Maestro, a new debit card brand, in 2003, following its acquisition of Redeshop®, one of Brazil’s largest debit brands.

Corporate Payment Solutions

      MasterCard’s corporate payment solutions assist large corporations, mid-sized companies, small businesses and public sector organizations in streamlining their payment processes, managing information and reducing administrative costs.

      The MasterCard Corporate Card® is designed to allow organizations to manage employee travel and entertainment expenses. MasterCard Corporate Executive Cards, marketed in such countries as the United States, Canada, Chile and France, are targeted at senior executives and offer increased spending limits, concierge services and worldwide, 24-hour customer service. MasterCard Corporate Purchasing Cards, marketed globally, are designed to assist in the corporate purchasing process and provide companies with access to enhanced line item transaction detail. MasterCard Corporate Fleet Cards provide companies with a way to monitor and control the expenses of a commercial fleet at the vehicle or driver level, as well as to capture and manage detailed spending data. Finally, the MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs — travel, purchasing and fleet — into a single card or account, thereby reducing the costs of managing multiple card programs. We also administer a variety of payment programs for public sector entities that are similar to the travel, purchasing, fleet and Multi cards offered to corporations. The MasterCard BusinessCard® and Executive BusinessCard are targeted at the small-business segment, offering business owners the ability to extend payments and separate business expenses from personal expenses.

      MasterCard Smart Data Online, part of our suite of reporting tools allows organizations ranging from small businesses to large multinational corporations to display cardholder statements, prepare management reports and integrate charge data into their financial systems. Additionally, MasterCard SmartLinkTM, introduced in 2001, integrating certain enterprise resource planning (“ERP”) systems with the MasterCard Corporate Purchasing Card so that transactional data generated at any point of purchase worldwide by a company’s employees, can be automatically downloaded. MasterCard WorkingTM is a comprehensive set of small business payment solutions for business owners.

      Through our e-B2B strategy, MasterCard aims to provide our customers with the ability to pursue new opportunities in cash and check displacement, value exchanges of any size, and fully electronic purchasing. Key to this strategy are two new payment solutions, MasterCard e-P3 and MasterCard ExpenSys. MasterCard e-P3 integrates the MasterCard settlement process into electronic invoice payment and presentment platforms, providing paperless, end-to-end electronic commerce. MasterCard ExpenSys, a fully electronic program for managing travel expenses provides our customers with transaction data that can be sent to expense management providers and leading independent suppliers.

Stored Value Programs

      Stored value programs involve a balance account that is funded with monetary value prior to use. The account may be in the form of a traditional magnetic stripe or chip-enabled payment card (prepaid cards), paper (travelers cheques), or an electronic “purse” card (Mondex).

      Prepaid. MasterCard’s prepaid card platform is a flexible tool that permits our customers to develop, launch and manage host-based, magnetic stripe-enabled prepaid card programs customized to the needs of unique corporate and consumer segments. Prepaid card programs include gift, teen, employee benefit, payroll, travel, incentive and project management. There are a variety of MasterCard-branded prepaid card programs in operation in all of our regions.

      Travelers Cheques. Travelers cheques are a paper-based, prepaid form of payment for use at the point of sale and at bank branches. MasterCard-branded travelers cheques, which are available in a number of international currencies, are refundable worldwide and can be replaced if lost or stolen. MasterCard-branded travelers cheques are issued by a number of customers around the world. For a description of our guarantee obligations relating to travelers cheques, see Note 17 to the Consolidated Financial Statements included herein.

      Mondex. The Mondex electronic cash program, a chip-based, stored value payment application, allows monetary value to be stored in an electronic “purse” directly on Mondex-branded payment cards. The Mondex purse application has been franchised, principally to financial institutions, in several major national and regional markets. Mondex cards permit the immediate transfer of value to a merchant or between cards without the transaction being authorized, cleared or settled through a central computer system.

Global e-Business and Emerging Technologies

      MasterCard is supporting innovation in the payments industry with a number of initiatives, including developments in the areas of electronic commerce, smart cards and mobile commerce.

      Electronic Commerce. MasterCard’s Electronic Commerce Center of Excellence, based in our Purchase, New York global headquarters, manages MasterCard’s electronic commerce offerings. This team seeks to ensure that MasterCard’s consumer and corporate payment options play an important role in payment channels that are developing as a result of the continued evolution of the Internet and other electronic payment channels. The team also identifies, tests and develops a range of emerging technologies that offer new business opportunities to MasterCard and our customers. In 2003, we continued to integrate MasterCard payment solutions across a number of vendors and platforms.

      Smart Cards. MasterCard’s Chip Center of Excellence, based in Waterloo, Belgium, manages smart card development for MasterCard. In the area of smart cards, we currently are working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards. MasterCard has played a significant role in the implementation of smart card technology. As of December 31, 2003, more than 150 million smart cards bearing MasterCard’s brands were issued worldwide. MasterCard is currently working on implementing more than 400 individual chip-based programs around the world.

      MasterCard’s “OneSMART MasterCard,” which offers a flexible and customized approach to smart cards, provides our customers with support in the areas needed to launch a successful smart card program. The MasterCard Compliance Assessment and Security Training (CAST) program helps customers evaluate the security and risk of smart cards, including chip hardware, operating systems platforms, and payment and non-payment applications implemented on cards carrying our brands.

      We are also involved in a number of organizations that facilitate the development and use of smart cards globally. For example, MasterCard owns a 50 percent interest in EMVCo, LLC, a smart cards standards organization co-owned by Visa, which maintains specifications that are designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. In 2003, EMVCo adopted a new structure and expanded its charter to further ensure ongoing interoperability and acceptance of chip-based payment applications on a worldwide basis.

      Mobile Commerce/Wireless. In the area of mobile commerce/wireless, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of wireless devices. MasterCard is a founding member and leader of the Mobile Payment Forum, established in 2001 as a cross-industry group dedicated to enabling secure, user-friendly mobile payment transactions. As the use of cellular phone service continues to grow around the world, MasterCard has developed a solution for providing prepaid airtime payments using payment cards called rePower, for which it has launched pilot programs in the United States and South Africa. MasterCard is also focused on development initiatives in the areas of radio frequency and proximity payments.

Membership Standards

Rule Making and Enforcement

      The stockholders of MasterCard Incorporated are principal members of MasterCard International. Membership in MasterCard International and its affiliates is generally open only to banks and other regulated and supervised financial institutions. Applicants for membership must meet membership eligibility requirements and must be approved by the appropriate regional MasterCard board of directors. In general, MasterCard grants licenses by territory. To be approved as a member, an applicant must be able to perform all obligations required of members. Risk management reviews and anti-money laundering (“AML”) due diligence reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s AML program.

      As a condition of membership and licenses to use our brands, members agree to comply with our bylaws, policies, rules and operating regulations in effect from time to time (“Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards. The Standards relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement, member failures and allocation of losses.

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

Member Risk Management

      As a secondary obligor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,600 principal members of MasterCard, Maestro and Cirrus, and approximately 2,300 affiliate debit licensees. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (numbering approximately 22,300 in total).

      To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic and political operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which a member operates indicates that a member may not be able to satisfy its MasterCard settlement obligations to other members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of letters of credit and bank guarantees. In the event that a member becomes unable or unwilling to meet its MasterCard settlement and/or program obligations, we are able to draw upon such member’s collateral account in order to keep ourselves and other members from incurring losses. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership.

      For liquidity protection in the event of member settlement failure, we have established a $1.2 billion committed credit facility, which is subject to annual renewal. In addition, we have the right to assess all or a portion of our members for reimbursement for settlement or any other operating losses, subject to certain limitations set forth in the bylaws and other Standards of MasterCard. For a description of our exposure to settlement and travelers cheque risk, see Note 17 to the Consolidated Financial Statements included herein.

Intellectual Property

      We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ card issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, security systems and other matters, some of which may be important to our future business operations.

Competition

      MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks) and electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments. While we have gained share versus cash and checks in recent years, these forms of payment still capture the largest overall percentage of worldwide transaction volume. Within the global general purpose card industry, we believe that Visa may have significantly greater volume than us. In certain countries, other competitors also have leading positions, such as JCB in Japan.

      The most common card-based forms of payment are general purpose cards, which are payment cards carrying logos that permit widespread usage of the cards within countries, regions or around the world. General purpose cards may be credit, charge or deposit access cards. Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express, JCB, Diners Club and Carte Blanche, among others. In specific countries, we face significant competition from other competitors such as Discover/ Novus (United States), Interac (Canada) and Bankcard and EFTPOS (Australia). We also encounter competition from businesses such as retail stores and petroleum (gasoline) companies that issue their own payment cards, as well as from ATM/ point-of-sale networks such as NYCE, Star, PULSE and others.

      Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they have direct relationships with both merchants and cardholders. Interchange fees, which are characteristics of four-party payments systems such as ours, are subject to increased regulatory scrutiny worldwide. See Note 16 to the Consolidated Financial Statements included herein for information regarding interchange fees and the related regulatory challenges. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have avoided the same regulatory scrutiny we face and, accordingly, may enjoy a competitive advantage over four-party payment systems such as ours.

      In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. See Note 16 to the Consolidated Financial Statements included herein. Under the Settlement Agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. Following the settlement, a small number of merchants, including Wal-Mart, have announced that they will no longer accept MasterCard-branded debit cards. In addition, if we ultimately are unsuccessful in our litigation with the U.S. Department of Justice concerning our Competitive Programs Policy, some of our customers may choose to do business with American Express or Discover, which would adversely affect our business. On January 29, 2004, MBNA Corporation announced its intention to offer American Express credit cards to its customers. Finally, we are being sued in several state and federal courts because of our currency conversion practices. The outcome of these lawsuits potentially could require us to change our currency conversion practices, which may have a negative impact on our business. We do not know what the final outcome will be of our various litigations and other regulatory proceedings.

      In addition to proprietary end-to-end networks, we compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries throughout the world, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality”, we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual”, meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well. In non-dual countries, we compete with Visa for the entire book of a customer’s business. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with Visa, resulting in the loss of business for MasterCard. In particular, in the first quarter of 2004, J.P. Morgan Chase, the parent of one of our largest principal members and stockholders, announced its intention to acquire BankOne, a financial institution principally aligned with Visa. The loss of a material portion of our current business with Chase as a result of this transaction could have a material adverse impact on our revenues and business prospects.

      In the United States, we believe that MasterCard-branded transactions account for a smaller share of all off-line, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of on-line, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low market penetration in the United States. In recent years, we believe that off-line and on-line debit has grown more rapidly than credit or charge transactions. If we are unable to maintain and grow our debit business in the United States, the reputation of our brands and overall business may suffer. In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from off-line, signature-based debit transactions to on-line, PIN-based transactions, because the latter types of transactions are more likely to be processed by ATM/ debit point-of-sale networks as opposed to us.

      We also face competition from transaction processors such as First Data Corporation, some of which are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. In particular, we believe that First Data’s acquisition of Concord/ EFS will enable First Data to process significant debit transaction volumes. Similarly, some of our competitors provide currency conversion services at the point-of-sale through Dynamic Currency Conversion, or DCC, which is an alternative to the MasterCard currency conversion system. These networks could reduce our transaction processing volumes, which could have a material adverse impact on our revenues.

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

      We believe that the principal factors affecting our competitive position in the global payments industry are:

•	our relationships with our customers;

•	the impact of existing litigations, legislation and government regulation;

•	the acceptance base, reputation and brand recognition of our payment cards;

•	the quality and integrity of transaction processing;

•	the relative value of services and products offered;

•	the success and scope of marketing and promotional campaigns; and

•	the ability to develop and implement new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

      Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many jurisdictions in which our cards are used. In particular, interchange fees associated with four-party payment systems such as MasterCard’s are being reviewed or challenged in various jurisdictions. See Note 16 to the Consolidated Financial Statements included herein.

      MasterCard is subject to a variety of employment, health and safety, environmental and other forms of government regulation in the ordinary course of its business. MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is at times impacted by such regulations. Certain of MasterCard’s operations are periodically reviewed by the Federal Financial Institutions Examination Council. In addition, aspects of our operations or business may be subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control. MasterCard Europe operates a retail payment system in Europe and, effective in 2003, is subject to oversight by the National Bank of Belgium (“NBB”) pursuant to standards published by the European Central Bank. The NBB’s oversight of MasterCard Europe is principally addressed at managing financial, legal and operations risk.

      MasterCard and other participants in the payment industry are subject to the regulatory requirements of Section 352(a) of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act has

required MasterCard to create and implement a comprehensive anti-money laundering program, and has imposed similar requirements on some of our customers.

Employees

      As of December 31, 2003, we employed approximately 4,000 persons, of which approximately 1,200 were employed outside the United States. We consider our relationship with our employees to be good.

SEC Reports

      Our periodic reports filed with the U.S. Securities and Exchange Commission are available for review on our website at www.mastercardintl.com. The information contained on our website is not incorporated by reference into this Report.

Risk Factors

Interchange fees are the subject of increasingly intense regulatory scrutiny worldwide, which may adversely affect our business.

      Interchange fees, including MasterCard’s MIFs, are the subject of increasingly intense regulatory scrutiny worldwide. For example, in the European Union, the European Commission has issued a Statement of Objections challenging MasterCard’s cross-border MIF under European Union competition rules. If MasterCard is unsuccessful in obtaining an exemption to these rules, the European Commission could order MasterCard to change the manner in which it calculates its cross-border MIF. In the United Kingdom, the Office of Fair Trading (“OFT”) has issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF and multilateral service fee (“MSF”), claiming that the MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In Australia, the Reserve Bank of Australia (“RBA”) has enacted regulations which impose a number of changes on the operation of four-party credit card systems. In the United States, a class-action suit has been filed by merchants alleging, among other things, that our interchange fees violate federal antitrust laws. Interchange fees are also being reviewed in a number of other jurisdictions, including Poland, Spain, New Zealand and Switzerland. See Note 16 to the Consolidated Financial Statements contained herein for a complete description of these proceedings.

      If issuers are unable to charge interchange fees or are forced to reduce interchange fees, they may be unable to recoup the costs incurred for their services. This could reduce the number of financial institutions willing to participate in a four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks (such as those offered by American Express and Diners Club) or other forms of payment more attractive. Issuers could also attempt to balance the expense of their card programs by seeking a reduction in the fees that we charge. If MasterCard is less successful than Visa in defending interchange fees, we could also be competitively disadvantaged against Visa. In Australia, we believe that the RBA’s regulations have already benefited our competitors operating proprietary end-to-end networks. If we are ultimately unsuccessful in our defense of our and our members’ interchange fees, regulation of interchange fees could have an adverse impact on our revenues, our prospects for future growth, and our overall business.

In addition to interchange fees, the payments industry is the subject of increased regulatory focus in the United States and elsewhere, which may impose costly new compliance burdens on MasterCard and its customers and lead to decreased transaction volumes through MasterCard’s systems.

      Regulation of the payments industry, including regulation applicable to MasterCard and our customers, has increased significantly in recent years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act. The USA PATRIOT Act has required MasterCard to create and implement a comprehensive anti-money laundering program, and has imposed similar requirements on our customers. The U.S. Congress is presently considering regulatory initiatives in the areas of Internet gambling, Internet prescription drug purchases and privacy, among others, that could impose additional compliance burdens on MasterCard or our customers. Most states in the U.S. are considering a variety of legislation as well. Various regulatory agencies are also considering regulations covering identity theft, account maintenance guidelines, privacy, disclosure rules, and account breach notification that would impact our customers directly. In 2004, a number of regulations will be issued implementing the Fair and Accurate Credit Transactions Act, or FACT Act, which, among other things, makes permanent the preemptive effect of several key provisions of the Fair Credit Reporting Act that could have a material impact on our customers’ businesses. Increased regulatory focus on MasterCard may increase our costs, which would negatively impact our financial performance. Similarly, increased regulatory focus on our customers may cause them to reduce the volume of transactions processed through our systems, which would reduce our revenues and also negatively impact our financial performance.

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

Visa’s settlement service fee and the ability of U.S. merchants to not accept MasterCard-branded debit cards as a result of the settlement of the U.S. merchant lawsuit could adversely affect our ability to maintain and grow our debit card business in the United States.

      In June 2003, Visa enacted a bylaw requiring its 100 largest issuers of debit cards in the United States to pay a so-called “settlement service fee” if the issuers reduce their debit Visa volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described in Item 3 — Legal Proceedings. For a description of MasterCard’s response to this bylaw provision, see Note 16 to the Consolidated Financial Statements included herein. If Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prevent them from converting their debit card programs to the MasterCard brand. In addition, under the Settlement Agreement in the U.S. merchant lawsuit, merchants have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. To date, a small number of merchants, including a Wal-Mart, have announced that they will no longer accept MasterCard-branded debit cards. Either of these scenarios would be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

If we ultimately are unsuccessful in our litigation with the U.S. Department of Justice our Competitive Programs Policy would be repealed and our business may suffer.

      In 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that certain aspects of the governance of MasterCard and Visa were unlawful, and that MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibit financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) acted to restrain competition. Although we were successful in defending our governance structure at trial, the Second Circuit Court of Appeals affirmed the trial court judge’s ruling that our CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. We will petition the U.S. Supreme Court for a writ of certiorari, requesting that it review the decision of the Second Circuit. If we ultimately lose our appeal, we would be forced to repeal the CPP insofar as it applies to issuers and would be prevented from enacting or enforcing any bylaw, rule, policy or practice that prohibits our issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). A repeal of the CPP could cause our members to issue fewer cards with our brand and enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process. On January 29, 2004, MBNA Corporation announced its intention to offer American Express credit cards to its customers. In addition, for a period of two years, we would also be required to permit any issuer with which we entered into a long-term business agreement related to MasterCard-branded cards to terminate such agreements without penalty, provided that the reason for the termination is to permit the issuer to enter into agreements with American Express or Discover. Accordingly, a repeal of the CPP would have an adverse affect on our business and revenues. We cannot predict the final outcome of our lawsuit with the DOJ. See Note 16 to the Consolidated Financial Statements included herein.

If we lose any of our various lawsuits relating to our currency conversion practices, our business would be adversely affected.

      We generate a significant amount of revenue from processing foreign currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. A trial judge in California has found that our currency conversion practice is deceptive under California state law, and ordered that we mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. On December 29, 2003, we filed a notice of appeal. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to MasterCard cardholders outside of California. We have succeeded in having several of these cases transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions alleging that our currency conversion practices violate federal antitrust laws. See Note 16 to the Consolidated Financial Statements included herein.

      If we are unsuccessful in defending against these lawsuits, we may have to pay restitution to cardholders who make claims that they used their cards abroad, or may otherwise be required to modify our currency conversion practices. In addition, some of our competitors provide point-of-sale currency conversion services, which, if chosen by the cardholder, could disintermediate our services from the relevant transaction. If we are forced to change our pricing or practices for our currency conversion processing, or if we process fewer transactions because of competing services or otherwise, our business would be adversely affected.

If we are found liable in any of the other material litigations that have been brought against us, we may be forced to pay damages and change our business practices or pricing structure, any of which could have an adverse affect on our revenues.

      There are currently actions against MasterCard International in 18 different state courts and the District of Columbia. In a number of these state courts there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. Also, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit. Neither the consumer class actions nor the “opt out” merchant litigations described above are covered by the terms of the Settlement Agreement described in Item 3. — Legal Proceedings. In addition to these litigations, we are also being sued in U.S. District Court for the Eastern District of New York and in the Superior Court of California in connection with our assessment of chargeback transactions. We may also be sued in the future by our customers, merchants or consumers for substantial damages or injunctive relief in connection with our business practices.

      If we are unsuccessful in our defense against the consumer class actions, the “opt out” merchant lawsuits, the merchant chargeback litigations, or any other material litigation, we may be forced to pay damages and/or change our business practices and pricing structure, any of which could have an adverse affect on our business. See Note 16 to the Consolidated Financial Statements included herein for a description of these and our other material legal proceedings.

We face increasingly intense competitive pressure on the prices we charge our customers, which may adversely affect our revenues and profitability.

      MasterCard generates revenues from the fees that it charges its customers for providing transaction processing and other payment services, and from assessments on the dollar volume of activity on cards carrying our brands. Some of our competitors are larger or have greater financial resources than we do. In addition, continued consolidation in the banking industry is producing a smaller number of larger customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Accordingly, we may be forced to limit the growth of, or lower, our fees and assessments. In addition, we seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives. To date, our rapid overall volume growth has allowed us to mitigate the impact of pricing reductions or incentive increases. However, we may not be able to process additional transaction volume or provide additional services to our customers to compensate for such lower fees or increased costs in the future, which would adversely affect our revenues and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not be successful in these efforts.

If we are unable to maintain our relationships with our customers, or if our customers are unable to maintain their relationships with cardholders or with the merchants that accept our cards for payment, our business may be adversely affected.

      We are, and will continue to be, significantly dependent on a number of relationships with other parties, principally our relationships with our issuers and acquirers and their further relationships with cardholders and merchants, to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. In particular, the payments industry is currently undergoing significant consolidations and the merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our business and prospects.

      Our business strategy calls for us to grow our business by, among other things, entering into customized agreements with customers around the globe. Like our other customer relationships, these agreements are terminable by our customers in a variety of circumstances. Examples of provisions appearing in various agreements currently in effect that may permit a customer to terminate its agreement include:

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

      A number of our key customers are represented on our board of directors. If any one of these customers were to lose its representation on the board, this could have a detrimental effect on our business relationship with that customer. Conversely, a number of customers that we earn substantial revenues from are principally aligned with one of our competitors. A significant loss of revenues or transaction volumes from these customers could have an adverse impact on our business.

      In addition, we may be required to permit issuers with which we have entered into business agreements in the United States to terminate those agreements without penalty as a result of the antitrust litigation currently on appeal that was brought against us by the DOJ, which is described in a separate risk factor above. Accordingly, our business agreements with customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of our competitors, or for other reasons, or might not meet their contractual obligations to us.

      We do not issue cards, set cardholder fees or determine the interest rates (if applicable) charged to cardholders using cards that carry our brands. Each MasterCard issuer is responsible for determining these and most other competitive card features. In addition, we do not solicit merchants to process transactions or establish the discount rate that merchants are charged for card acceptance, which are responsibilities of our acquirers. As a result, much of our business depends on the continued success and competitiveness of our customers. In turn, our customers’ success is dependent upon a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

      We rely on the continuing expansion of merchant acceptance of our brands and programs. Although it is our business strategy to invest in strengthening our brands and expanding our acceptance network, there can be no guarantee that our efforts in these areas will continue to be successful. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

      The global payments industry is highly competitive. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these and the other threats discussed under the heading “Competition.” As a result, our revenues or income may decline.

      Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Accordingly, the merger of one or more of our significant customers with financial institutions that have strong relationships with our competitors could have a material adverse impact on our business and prospects. In particular, in the first quarter of 2004, J.P. Morgan Chase, the parent of one of our largest principal members and stockholders, announced its intention to acquire Bank One, a financial institution principally aligned with Visa. The loss of a material portion of our current business with Chase as a result of this transaction could have a material adverse impact on our revenues and business prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could have a material adverse impact on our business and prospects.

      In the United States, we believe that MasterCard-branded transactions account for a smaller share of all off-line, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of on-line, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low market penetration in the United States. In recent years, we believe that off-line and on-line debit has grown more rapidly than credit or charge transactions. If we are unable to maintain and grow our debit business in the United States, the reputation of our brands and overall business may suffer. In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from off-line, signature-based debit transactions to on-line, PIN-based transactions, because the latter types of transactions are more likely to be processed by ATM/debit point-of-sale networks as opposed to us.

As a secondary obligor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss in the event that any of our members default on their MasterCard, Cirrus or Maestro settlement obligations.

      MasterCard settlement exposure materializes when an issuer or acquirer fails to fund its daily settlement obligations due to technical reasons, liquidity shortfall, insolvency or other reasons. We quantify each member’s settlement credit risk exposure by estimating the dollar value of issuing and chargeback transactions that we would have to fund in order to satisfy such member’s MasterCard, Maestro or Cirrus-related obligations to other members. If a principal or affiliate member is unable to fulfill its settlement obligations to other members, we may bear the loss, even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole in the event that an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Accordingly, one or more member defaults could expose us to significant losses and reduce our net income. For more information on our settlement exposure, see Note 17 to the Consolidated Financial Statements included herein.

      The continuation of negative economic conditions in 2003 caused significant increases in consumer bankruptcies which led to increased write-offs of consumer credit card loans by some of our members. These conditions caused the credit quality of certain of our members to deteriorate. During 2003, we generally responded to these instances of member credit quality deterioration by increasing the level of collateral held from members. Any decrease in the credit quality of a member increases the risk of member default and can cause a member to reduce the scope of its programs with MasterCard or voluntarily terminate its MasterCard memberships and/or license, which could have a negative impact on our revenues and net income.

Global economic, political and other conditions may adversely affect our revenues.

      The global payments industry is heavily dependent upon the overall level of consumer spending. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. In addition, a significant portion of the volume generated on cards carrying our brands is associated with cross-border business and leisure travel, which may be adversely affected by world geopolitical and other conditions.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of MasterCard-branded cards could decline, which would reduce our revenues and income.

      The payment card industry is subject to rapid and significant technological changes, such as continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards and to provide end-to-end payment solutions for our customers.

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

The growth of MasterCard Advisors and Purchase Street Research may produce risks for our business.

      We are making significant investments in the development of our consulting business, MasterCard Advisors, and our research business, Purchase Street Research. At this time, neither of these businesses make a significant contribution to our revenues and because these businesses are still in their early stages, their ability to generate future revenue and to achieve profitability is uncertain. The continued development of these businesses will require significant cash and time investments and could have an adverse impact on our overall profitability, result in the assumption of material additional liabilities, make financial and operational consistency more difficult to maintain and create other risks under the laws of the jurisdictions in which they conduct business.

Because we have significant international operations, we face additional risks related to political and economic conditions in the countries in which we operate our business.

      We operate in, and intend to expand our business further in, countries throughout the world. We cannot be sure that we will be able to broaden our global operations in a cost-effective manner or compete effectively in all of our targeted countries. There are risks inherent in conducting business internationally, any of which could adversely affect our operations, including:

•	unexpected changes in regulatory requirements;

•	reliance on foreign third-party service providers;

•	employment laws and practices in foreign countries;

•	weaker intellectual property protections in certain countries;

•	political, social and economic instability;

•	foreign exchange restrictions and price controls;

•	costs of services tailored to specific markets; and

•	potentially adverse tax consequences.

      If these risks materialize, they could have a material adverse effect on our business. We cannot assure you that we will continue to develop and implement effective policies and strategies in each location where we do business.

Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations.

      During 2003, approximately 37% of our revenues were generated from activities outside the United States. Some of the revenues we generate outside the United States are subject to unpredictable and indeterminate fluctuations if the values of international currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our revenue currencies into U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our business.

Item 2.     Properties

      As of December 31, 2003, MasterCard and its subsidiaries owned or leased 58 properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years which commenced on August 31, 1999. See Note 13 to the Consolidated Financial Statements

included herein. Our leased properties in the United States are located in 9 states and in the District of Columbia. We also lease properties in 36 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

      We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.     Legal Proceedings

      Refer to Notes 3 and 16 to the Consolidated Financial Statements included herein.

Settlement of U.S. Merchant Lawsuit

      In addition, as summarized in Note 3 to the Consolidated Financial Statements included herein, commencing in October 1996, several class action suits were brought by a number of U.S. merchants — including Wal-Mart Stores, Inc., Sears Roebuck & Co., Inc., The Limited Inc. and Safeway, Inc. — against MasterCard International and Visa U.S.A., Inc. (“Visa”) challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms, including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices.

      On April 30, 2003, in lieu of proceeding with trial, MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs establishing an agreement in principle, subject to execution of a settlement agreement and approval by the District Court, to settle all claims resulting from the litigation in return for certain payments and injunctive relief. On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) that embodies the terms originally set forth in the MOU. The Settlement Agreement required MasterCard to pay $125,000,000 in 2003 and requires us to pay $100,000,000 annually from 2004 through 2012. Also, MasterCard was required to adopt rules by January 1, 2004 which permit U.S. merchants to elect not to accept MasterCard-branded debit or credit cards, implement programs to allow merchants to identify debit cards and provide signage to merchants. In addition, the Settlement Agreement required MasterCard to lower the effective debit interchange rate by 33% during the period from August 1, 2003 to December 31, 2003. The Settlement Agreement also contains certain provisions relating to the administration of the settlement, subject to the orders of the District Court. In addition, the Settlement Agreement provides that members of the plaintiff class in existence on June 21, 2002 who did not opt out of the class pursuant to the order of the District Court of that date will not be provided with another opportunity to opt out of the class.

      MasterCard denies all claims in this litigation and nothing in the MOU or the Settlement Agreement constitutes an admission of wrongdoing or liability by MasterCard. For the full text of the Settlement Agreement, see Exhibit 10.1 to the Quarterly Report on Form 10-Q of MasterCard for the quarter ending June 30, 2003. For a narrative description of the terms of the Settlement Agreement, see paragraphs 5 and 6 of Part II, Item 1 of the Quarterly Report on Form 10-Q of MasterCard for the quarter ending June 30, 2003 incorporated by reference herein.

      On December 19, 2003, the Court issued an order and decision granting final approval to the settlement and allocation plan. On January 23, 2004, the Court entered its final judgment in this matter. Several members of the plaintiff class have appealed the Court’s approval of the final judgment.

      On September 19, 2003, the Global Board of Directors of MasterCard International determined that it would not impose a special assessment on members in order to satisfy the financial obligations in the Settlement Agreement.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      There is currently no established public trading market for the common stock of MasterCard Incorporated. There were approximately 1,275 holders of record of the common stock of MasterCard Incorporated as of February 11, 2004. We do not pay any cash dividends on our common stock and intend to retain future earnings to fund the development and growth of our business. Accordingly, we do not anticipate paying cash dividends in the future. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. The common stock of MasterCard Incorporated is not currently authorized to be issued in connection with any compensation plan.

      During the period covered by this Report, MasterCard Incorporated did not make any sales of its equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.     Selected Financial Data

      On June 28, 2002, we converted from a membership to a stock company through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”) in the transaction that we refer to as the “Integration”. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe was reorganized in Belgium as MasterCard Europe sprl. Note 5 to the Consolidated Financial Statements included herein more fully describes these transactions.

      The selected consolidated financial data presented below as of and for the years ended December 31, 2003 and 2002 were derived from the audited consolidated financial statements of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International and MasterCard Europe. The results of MasterCard Europe’s operations have been included in our consolidated statements of operations from June 28, 2002. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,230,851	$1,891,811	$1,611,334	$1,445,409	$1,296,631
Operating Income (Loss)	(601,862)	141,997	221,702	178,020	116,438
Income (Loss) before cumulative effect of accounting change	(390,742)	116,429	142,061	118,149	86,255
Net Income (Loss)	(385,793)	116,429	142,061	118,149	86,255
Net Income (Loss) Per Share before cumulative effect of accounting change (Basic and Diluted)	(3.91)	1.35	1.98	1.65	1.20
Net Income (Loss) Per Share (Basic and Diluted)	(3.86)	1.35	1.98	1.65	1.20
Balance Sheet Data:
Total Assets	$2,900,905	$2,260,875	$1,486,305	$1,187,060	$981,535
Long-Term Debt	229,574	80,107	80,065	82,992	82,682
Obligations under U.S. Merchant Lawsuit, Long-term	516,686	—	—	—	—
Stockholders’/ Members’ Equity	698,721	1,023,406	606,661	462,408	341,520

      Set forth below are tables that provide information regarding the performance results for the years ended December 31, 2003 and 2002 for the payment programs of MasterCard International and MasterCard Europe, the principal operating subsidiaries of MasterCard Incorporated. The information regarding MasterCard’s payment programs for the year ended December 31, 2002 has been restated to conform to the presentation of information in the table for the year ended December 31, 2003 and to reflect revisions to certain historical statistical information provided by MasterCard’s members subsequent to the previous release of this information by MasterCard. Among other adjustments, amounts for the year ended December 31, 2002 have been adjusted to show off-line debit volumes attributable to a member in Latin America not previously reported by such member. This adjustment did not materially impact our reported revenue.

      The tables set forth in the gross dollar volume (“GDV”), purchase volume, purchase transactions, cash volume and cash transactions columns are derived from information provided by MasterCard members that is subject to logical and statistical verification by MasterCard and partial cross-checking against information provided by MasterCard’s transaction processing systems. The data set forth in the accounts and cards columns is derived from information provided by MasterCard members that is subject to logical and statistical verification by MasterCard. A portion of the data set forth in the tables is estimated. In particular, a portion of the data set forth in the accounts and card columns reflects the impact of routine portfolio changes among members and the other practices that may lead to over counting of the underlying data in certain circumstances. All data is subject to revision and amendment by MasterCard’s members subsequent to the date of its release. Growth rates over prior periods are provided for volume-based data. European activity is included for the periods presented, including periods prior to the Integration as described in Note 5 to the Consolidated Financial Statements included herein.

      For purposes of the tables: GDV represents purchase volume plus cash volume and includes the impact of balance transfers and convenience checks; purchase volume means the aggregate dollar amount of purchases made with MasterCard-branded cards for the relevant period; and cash volume means the aggregate dollar amount of cash disbursements obtained with MasterCard-branded cards for the relevant period. The number of cards includes virtual cards, which are MasterCard-branded payment accounts for which functional cards are not generally issued.

      The MasterCard payment product is comprised of both credit programs and off-line debit programs; certain data relating to each type of program is included in the tables. Credit programs include MasterCard-

branded credit and charge programs. Off-line debit programs include MasterCard-branded debit programs where the primary means of cardholder validation at the point of sale is for cardholders to sign a sales receipt.

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

      The tables include information with respect to MasterCard-branded transactions that are not processed by MasterCard and transactions for which MasterCard does not earn revenues. Maestro and Cirrus on-line debit transactions, Mondex transactions and other branded transactions are not included in the tables.

	For the Year Ended December 31, 2003

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except On- Line Debit Programs	1,272.0	5.9%	921.6	10.0%	13,201.9	350.4	(3.6)%	1,791.1	529.5	632.4
Credit Programs	1,035.0	5.1%	788.1	9.4%	10,255.0	246.9	(6.5)%	691.7	458.2	549.4
Off-Line Debit Programs	236.9	9.3%	133.5	13.7%	2,946.9	103.5	4.1%	1,099.4	71.4	83.1

	For the Year Ended December 31, 2002

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except On- Line Debit Programs	1,151.9	16.2%	802.3	14.3%	11,868.7	349.6	20.9%	1,785.2	490.0	591.2
Credit Programs	945.8	14.1%	692.2	13.6%	9,270.4	253.6	15.5%	673.8	425.7	515.0
Off-Line Debit Programs	206.1	26.8%	110.1	18.6%	2,598.4	96.0	37.8%	1,111.4	64.3	76.2

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

Forward-Looking Statements

      This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and that could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business of the Form 10-K.

Overview

      Our revenues continued to grow, in spite of the weakened economy in the first half of 2003 coupled with decreased travel as a result of SARS and the conflict in the Middle East. In certain markets, we are seeing positive results from the expansion of our advertising and marketing support initiatives. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services. In 2003, revenues increased by 18% of which 9% was due to the acquisition of MasterCard Europe and 2% was due to the weakening of the dollar against the euro creating a favorable currency translation. Our operating expenses grew by 62% in 2003, of which 44% was due to the settlement of the U.S. merchant lawsuit and other legal settlements, 10% was due to the acquisition of MasterCard Europe and 1% was due to the weakening of the dollar against the euro creating an unfavorable currency translation.

      The global payments industry is highly competitive. We are and will continue to be significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants, to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. Currently the payments industry is undergoing significant consolidations and the merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues.

      Our financial results have been significantly influenced by the legal and regulatory environment in which we operate our business. During the current year, we settled the U.S. merchant lawsuit and contract disputes with certain customers, resulting in a pre-tax charge of $763 million. We decided not to assess our members for these settlements and plan on funding the settlement costs from operations as payments are due. Due to the nature of our business, we believe the legal and regulatory environment will remain a challenge in the coming year, and we expect to devote a considerable amount of time and resources to addressing it.

Legal and Regulatory Impact on our Business

      We earn a portion of our revenues in connection with MasterCard-branded offline debit cards in the United States. Following the settlement of the U.S. merchant lawsuit described in Note 3 to the Consolidated Financial Statements included herein, Visa U.S.A., Inc. implemented a bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a fee if they reduce their debit volume by more than 10%. If Visa is permitted to enforce this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and effectively prevent them from converting their debit cards to the MasterCard brand. MasterCard has challenged the validity of this bylaw provision as described more fully in Note 16 to the Consolidated Financial Statements. In addition, under the settlement agreement in the U.S. merchant lawsuit, merchants will have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. Either of these scenarios would be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

      We establish multilateral interchange fees on behalf of certain customers. While we do not receive or record interchange fees as revenue, the impact of the global interchange proceedings described in Note 16 to the Consolidated Financial Statements included herein could impact our customers’ use of card programs carrying our brands, thereby negatively impacting our future revenues.

Results of Operations

      Key selected financial and operating data for the three years ended December 31, 2003, 2002 and 2001 is included in the table below. The acquisition of MasterCard Europe (formerly Europay International S.A. (“EPI”)), on June 28, 2002, affected the comparability of our financial data. The results of MasterCard Europe’s operations have been included in our consolidated statements of operations from June 28, 2002; however, MasterCard Europe’s gross dollar volume and transactions are included in all periods.

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions,
	except per share amounts)
Operations fees	$1,431	$1,232	$1,083	16.2%	13.8%
Assessments	800	660	528	21.2%	25.0%

Revenue	2,231	1,892	1,611	17.9%	17.4%
General and administrative	1,099	965	814	13.9%	18.6%
Advertising and market development	851	694	506	22.6%	37.2%
U.S. merchant lawsuit and other legal settlements	763	—	—	**	**
Depreciation and amortization	120	91	70	31.9%	30.0%

Total operating expenses	2,833	1,750	1,390	61.9%	25.9%
Operating income (loss)	(602)	142	221	(523.9)%	(35.7)%
Total other income (expense)	(10)	16	12	(162.5)%	33.3%

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	(612)	158	233	(487.3)%	(32.2)%
Income tax expense (benefit)	(221)	42	91	(626.2)%	(53.8)%
Cumulative effect of accounting change, net of tax	5	—	—	**	**

Net income (loss)	$(386)	$116	$142	(432.8)%	(18.3)%

Net income (loss) per share (basic and diluted)	$(3.86)	$1.35	$1.98	(385.9)%	(31.8)%
Weighted average shares outstanding (basic and diluted)	100	86	72	16.3%	19.4%
Gross dollar volume (in billions)	1,272.0	1,151.9	985.9	10.4%	16.8%
Processed transactions	9,656.2	8,944.7	7,766.1	8.0%	15.2%

**	— Not meaningful

      Our functional currency is the U.S. dollar except for MasterCard Europe, whose functional currency is the euro, therefore our results of operations have been impacted by movements of the euro against the U.S. dollar. As the euro strengthened against the U.S. dollar during the year ended December 31, 2003, MasterCard Europe’s revenue and expenses increased as a result of translation into U.S. dollar amounts. In addition, we assess our members based on the U.S. dollar volume of their card programs. Since the U.S. dollar devalued against most major currencies in 2003, our revenues increased accordingly. However, it is not practical to estimate the impact of the U.S. dollar devaluation on our assessment revenue.

Revenues

      Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. We establish standards and procedures for the acceptance and settlement of our customer transactions on a global basis. We do not issue cards, set fees, or determine the interest rates consumers will be charged on MasterCard-branded cards. Our issuing customers have the responsibility for determining these and most other competitive card features. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information, historical and projected customer performance.

      The U.S. market remains our largest geographic market. Revenue generated in the U.S. accounted for approximately 63% and 61% of our total revenue for the years ended December 31, 2003 and 2002, respectively. No other country accounted for more than 5% of the Company’s revenue in 2003 and 2002.

Operations Fees

      Operations fees primarily represent user fees for authorization, clearing, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $199 million or 16% in 2003 and $149 million or 14% in 2002 from the prior year. The acquisition of MasterCard Europe accounted for $111 million or 56% and $69 million or 46% of the increase in operations fees in 2003 and 2002, respectively. The significant changes in operations fees were as follows:

	Dollar Change
	Increase
	(Decrease)

	2003	2002

	(In millions)
Authorization and settlement	$156	$118
Currency conversion	30	39
Excessive chargebacks	15	—
Acceptance development fees	9	12
Warning bulletins	4	4
Internet payments	3	3
Incentives and rebates	(9)	(13)
Other	(9)	(14)

	$199	$149

•	Authorization and settlement revenues increased $156 million, or 29%, in 2003 and $118 million, or 27% in 2002. These revenues are driven by the number of transactions processed through our systems, and the acquisition of MasterCard Europe. A portion of settlement revenues is generated from foreign currency rate movements in the settlement process. We anticipate that the migration of Switch brand in the United Kingdom to our Maestro brand will increase the number of transactions processed and accordingly, operations fees in 2004.

•	Currency conversion revenues increased $30 million in 2003 and $39 million in 2002, principally due to the acquisition of MasterCard Europe. These revenues are the result of cross border transactions by cardholders which require currency conversion to settle transactions between issuers and acquirers. These revenues fluctuate with cross border travel and are impacted by changes in foreign currency exchange rates. While the conflict in Iraq, threat of terrorism and outbreak of SARS negatively impacted cross border travel in the beginning of 2003, travel increased significantly in the latter part of the year. We also benefited from favorable currency fluctuations. In 2002, the increase in currency conversion revenues was principally due to the recovery of the U.S. market from decreased travel and related expenditures that resulted in the weeks after the terrorist attacks on September 11, 2001.

•	Excessive chargeback fees are applied to acquirers that acquire transactions from merchants that experience a high level of disputed claims from their customers. During 2003 and 2002, customers were assessed fees of $25 million and $10 million, respectively, for excessive chargebacks in accordance with MasterCard rules.

•	Acceptance development fees assessed to members to promote supermarket and warehouse clubs increased $5 million and $6 million in 2003 and 2002, respectively. Fees to promote acceptance at the point of sale increased $4 million and $6 million in 2003 and 2002, respectively.

•	Fees for warning bulletins, which are listings of restricted cards, increased $4 million in 2003 and 2002, respectively, primarily due to the acquisition of MasterCard Europe. Exclusive of MasterCard Europe, warning bulletin fees decreased $3 million and $9 million in 2003 and 2002, respectively. The decline primarily relates to Brazil and Argentina issuers of MasterCard-branded cards shifting from paper restricted card listings to lower priced electronic card listings.

•	Processing payments over the Internet for financial institutions in the United States is a natural extension of our business and our revenues from this activity are increasing with the growing use of the Internet. The increase was $3 million in these revenues in 2003 and 2002. We intend to continue to pursue this opportunity for revenue growth.

      Our pricing structure rewards customers with lower prices in exchange for certain volume, share and other commitments. Core revenue growth rates are affected by the consolidation of our customers, competition in our industry and continued organic growth in transactions and volumes. Since we offer tiered pricing for our services, as our customers merge and grow they are moving into lower relative pricing for the same level of services. In addition to the tiered pricing, incentives and rebates are provided to certain customers. Incentives and rebates increased $9 million in 2003 and $13 million in 2002.

Assessments

      Assessments are based on our customers’ gross dollar volume (“GDV”) of MasterCard transactions. GDV represents gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services including balance transfers and convenience checks. In 2003 and 2002, assessment revenue growth was $140 million, or 21% and $132 million, or 25%, respectively. The acquisition of MasterCard Europe accounted for $94 million or 68% and $75 million or 57% of the increase in assessments in 2003 and 2002, respectively. Excluding MasterCard Europe, assessment revenues grew 8% in 2003 and 11% in 2002.

      GDV growth, including MasterCard Europe, when measured in local currency was 6% and 16% in 2003 and 2002, respectively and 10% and 17%, respectively, when measured on a U.S. dollar converted basis. Moderating the increase in assessments were rebates and incentives provided to customers, which increased by $72 million and $53 million in 2003 and 2002, respectively. These rebates and incentives generally are based on card generated volume as well as a fixed component for marketing support for the launch of new programs. As volumes increase, the rebates and incentives also increase. Additionally, the increase in rebates in 2003 can be attributed to the addition of new member contracts, particularly in MasterCard Europe, which adopted the practice of offering rebates and incentives after the Integration.

Operating Expenses

      Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit and other legal settlements, and depreciation and amortization expenses. In 2003, there was an increase in operating expenses of $1.1 billion or 62%, of which $763 million or 44% was a result of the U.S. merchant lawsuit and other legal settlements and $197 million or 11% was due to the acquisition of MasterCard Europe. In 2002, there was an increase in operating expenses of $360 million or 26%, of which $169 million or 12% was due to the acquisition of MasterCard Europe.

General and Administrative

      General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In 2003 and 2002, these activities accounted for approximately 39% and 55% of operating expenses, respectively. General and administrative expenses increased $134 million in 2003 and $151 million in 2002, primarily due to increases in personnel expenses. The acquisition of MasterCard Europe accounted for $110 million, or 82%, and $78 million, or 52%, of the increase in general and administrative expenses in 2003 and 2002, respectively.

•	Personnel expenses in 2003 increased due to a full year of salaries and benefits as compared to six months in 2002 as a result of headcount increases from the acquisition of MasterCard Europe. In addition:

•	Severance expense increased $20 million primarily as a result of a program we undertook in 2003 to achieve greater efficiencies and reduce costs, including employee reductions. These efforts will continue to ensure that our organization is strategically aligned to meet the needs of our customers, focus on core strategic activities and best position us to deliver solid financial results.

•	Certain executive compensation expense increased $12 million due to the net appreciation on the portfolio of securities that the Company purchased to support an executive incentive plan, which is fully offset in other income.

•	Pension expense increased $4 million as detailed in Note 10 to the Consolidated Financial Statements included herein.

•	Bonuses decreased $19 million in 2003 due to the overall performance of the Company against objectives.

•	In 2002, the increase in general and administrative expenses was primarily attributable to increases in personnel costs due to the increase in headcount resulting from the acquisition of MasterCard Europe and salary increases.

Advertising and Market Development

      Advertising and market development consists of expenses associated with advertising and marketing, and promotions and sponsorships, which promote our brand and assist our customers in achieving their goals. In 2003 and 2002, these activities accounted for approximately 30% and 40% of operating expenses, respectively. Advertising and market development expenses increased $157 million or 23% in 2003 and $188 million or 37% in 2002. The acquisition of MasterCard Europe accounted for $70 million or 45% and $73 million or 39% of the increase in advertising and market development expenses in 2003 and 2002, respectively.

      Our advertising and market development expenses increased as a result of a number of key initiatives in 2003 and 2002. The major advertising and market development activities increased as follows:

•	Advertising and marketing expenses increased $107 million and $114 million in 2003 and 2002, respectively. Our Priceless campaign continues to be successful and effective in 96 countries and 47 languages; therefore we continue to invest significantly in this campaign.

•	Promotions increased $36 million in 2003 and $24 million in 2002, respectively. Promotions are run to assist our customers in generating sales i) during particular times of the year such as the summer or holiday seasons ii) for specific payment products such as debit or iii) in specific shopping venues.

•	Sponsorships increased $14 million and $50 million in 2003 and 2002, respectively. MasterCard is a sponsor of the World Cup, which culminated in 2002; therefore in 2002, significant resources were spent on the sponsorship fee, special programming, promotions and event marketing. In 2003, the increase in sponsorships was offset by a $12 million decrease for amounts spent on the World Cup in 2002. During 2003, we became a sponsor of the UEFA Champions League and certain NFL teams. Other significant sponsorships in both years include Major League Baseball, the Professional Golf Association and Universal Studios.

      The MasterCard family of brands, principally MasterCard, Maestro and Cirrus, are valuable strategic assets which convey a symbol that can be readily identified by our customers, as well as our customers’ customers, which create value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our brand reputation and image.

      In 2002, MasterCard implemented a four-year plan to accelerate our profitable growth and to enhance the global position of MasterCard and its customers by significantly expanding its spending in advertising and market development. For the years ended December 31, 2003 and 2002, we spent $152 million and $87 million, respectively, on advertising and marketing relating to this plan. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services in certain markets. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

Merchant Lawsuit and Other Legal Settlements

      For the year ended December 31, 2003, the total pre-tax charge recorded for the U.S. merchant lawsuit and other legal settlements was $763 million. The primary components of this charge were (i) the monetary amount of the U.S. merchant settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant settlement, and (iii) costs to address certain merchants who opted not to participate in the U.S. merchant lawsuit. In addition, in 2003, MasterCard settled contract disputes with certain customers and incurred additional costs in connection with the conclusion of certain litigation discussed in Note 16 to the Consolidated Financial Statements included herein. Certain of these amounts are estimates. The Company will evaluate these estimates if circumstances change and, if necessary, make refinements.

Depreciation and Amortization

      Depreciation and amortization expenses increased $29 million in 2003 and $21 million in 2002. Depreciation and amortization expense increased significantly between the periods due to the acquisition of MasterCard Europe as well as additional capitalized computer software. The acquisition of MasterCard Europe accounted for $17 million or 59% and $18 million or 86% of the increase in depreciation and amortization in 2003 and 2002, respectively. Our business is dependent on the technology that we use to process transactions. This technology is continuously updated and improved. Therefore, our investment in capitalized software and related amortization also continues to increase. In recent years we have made the following significant changes to our technology and technology centers which have caused an increase in our depreciation and amortization:

•	During 2003, our co-processing technology center was moved from Lake Success, NY to Kansas City, MO. The cost of the new facility and equipment was $36 million.

•	During 2003, we continued to invest in our System Enhancement Strategy, an upgrade of all of MasterCard’s core systems to improve productivity and lower overall processing costs.

•	During 2002 assets were acquired for our new Winghaven technology center.

Other Income and Expense

      Other income (expense) is comprised primarily of investment income and interest expense. Investment income increased $31 million in 2003 and $3 million in 2002. The increase in 2003 is primarily due to the consolidation of the variable interest entity (see the discussion in Note 13 to the Consolidated Financial Statements included herein) and appreciation of the market value of our trading securities portfolio. Interest expense increased $53 million in 2003 primarily due to $43 million of imputed interest on the U.S. merchant lawsuit settlement obligation and the consolidation of the variable interest entity. Interest expense was $10 million in 2002 and 2001.

Income Taxes

      The effective income tax (benefit) rate for the year ended December 31, 2003 was (36.1)% versus an effective income tax rate of 26.5% for the year ended December 31, 2002. The 2003 tax benefit is primarily driven by the merchant lawsuit settlement. The 2002 rate was primarily attributable to a one-time revaluation of the 2002 MasterCard Europe deferred tax liabilities due to the reduction in the Belgium statutory tax rate from 40.2% to 34.0% in December 2002.

      The effective tax rate for the year ended December 31, 2002 decreased to 26.5% from 39.0% for the year ended December 31, 2001. The decrease in the effective tax rate was attributable to several items, some of which are not expected to recur. In December 2002, the Belgium statutory tax rate was reduced from 40.2% to 34.0%. As a result, deferred income tax liabilities established in connection with the acquisition of MasterCard Europe were reduced based on the lower Belgian income tax rate. The effective tax rate was also decreased by a change in the geographic distribution of pretax income in the United States from jurisdictions with higher state tax rates to those with lower rates. Furthermore, we realized significant foreign tax credits that we were previously unable to claim. The benefits of these items in lowering the effective tax rate were partially offset by a one-time increase in state income tax expense attributable to lower deferred state tax assets as a result of lower state tax rates.

Change in Accounting Principle

      Effective January 1, 2003, the Company changed its method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of its annual pension cost. Under the previous method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over the following four years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a more timely basis.

      On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and consolidated a variable interest entity on its consolidated balance sheet. The consolidation resulted in recording a held-to-maturity municipal bond, long-term debt and minority interest.

Liquidity

      We believe our ability to generate cash from our business to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At December 31, 2003, we had $880 million of liquid investments with which to manage operations compared to $841 million at December 31, 2002. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2004. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2004.

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions, except ratio)
Cash Flow Data:
Net cash provided by operating activities	$190	$310	$196	(38.7)%	58.2%
Net cash used in investing activities	(162)	(116)	(219)	39.7%	(47.0)%
Net cash (used in) provided by financing activities	—	(35)	5	**	(800.0)%
Balance Sheet Data:
Current assets	$1,610	$1,456	$1,118	10.6%	30.2%
Current liabilities	1,189	930	650	27.8%	43.1%
Long-term liabilities	1,009	307	230	228.7%	33.5%
Equity	699	1,023	607	(31.7)%	68.5%
Working capital ratio	1.35	1.57	1.72	(14.0)%	(8.7)%

**	— Not meaningful

      Cash provided by operating activities in 2003 was generated principally by current period earnings exclusive of non-cash charges for depreciation and amortization and legal settlements. We recorded expense of $763 million for legal settlement costs in 2003, of which related cash payments totaled $134 million. In 2002, cash provided by operating activities was principally due to changes in settlement due to and from members and increases in accounts payable and accrued expenses as a result of higher advertising spending and our focus on working capital management.

      The utilization of cash by investing activities in 2003 was primarily due to the purchase of property, plant, equipment and capitalized software. The primary capital expenditure was the purchase of a building in Kansas City, Missouri for a co-processing center. See discussion in Note 7 to the Consolidated Financial Statements included herein. Our capitalized software is essential to providing payment card transaction processing to our members through a proprietary, global computer and telecommunications system. In 2002, our outlay of cash was primarily due to purchases of data center equipment, capitalized software and investment securities available-for-sale, offset by $31 million of cash received, net of acquisition-related expenses, from the acquisition of MasterCard Europe during the second quarter of 2002.

      In 2002 financing activities relate to repayments of MasterCard’s net settlement overdraft positions. See Note 17 to the Consolidated Financial Statements included herein.

      As discussed in Note 3 to the Consolidated Financial Statements included herein, we recorded liabilities in connection with certain legal settlements. We believe that we will be able to fund amounts payable in connection with these legal settlements through existing cash and cash equivalents, investments, cash generated from operations and our borrowing capacity.

      Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/ A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. We do not believe this rating action will materially impact our liquidity.

      In addition to our liquid investments, we provide for liquidity through a committed $1.2 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The primary purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of December 31,

2003. There were no borrowings under the Credit Facility at December 31, 2003. The lenders under the Credit Facility are members or affiliates of members of MasterCard International.

Future Obligations

      The following table summarizes as of December 31, 2003, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)
Capital leases(a)	$69,008	$8,787	$11,092	$5,016	$44,113
Operating leases(b)	145,060	40,133	51,577	37,304	16,046
Sponsorship, licensing & other(c)	591,469	218,603	284,931	83,135	4,800
U.S. Merchant lawsuit and other legal settlements(d)	955,780	155,780	200,000	200,000	400,000
Debt(e)	253,586	5,381	10,758	88,067	149,380

Total	$2,014,903	$428,684	$558,358	$413,522	$614,339

(a)	We have capital leases for property, plant and equipment. Our largest capital lease is for our Kansas City co-processing facility.
(b)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.
(c)	These amounts primarily relate to alliances we have with certain organizations in an attempt to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations.
(d)	These amounts are due in accordance with legal settlements entered into during 2003. These settlements are further explained in Note 3 to the Consolidated Financial Statements included herein.
(e)	Included in debt are amounts owed on our subordinated notes due June 2008 and secured notes due September 2009 . We also have various credit facilities which were not in use at December 31, 2003, that would provide liquidity in the event of settlement failures of our members. Our debt obligations would change if one or more of our members failed and we needed the credit facilities to settle on the member’s behalf. Our debt is further explained in Note 12 to the Consolidated Financial Statements included herein.

Member Relationships and Related Parties

      We have a diversified member base of 2,600 principal members and 22,300 affiliate members. Our stockholders are all principal members of MasterCard International. In the normal course of business, we enter into transactions with our members and operate a system for authorizing, clearing and settling payment transactions among the members of MasterCard International. These members do not constitute related parties pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 57 “Related Party Disclosures”.

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

Revenue Recognition

      The Company’s revenue is comprised principally of operations fees and assessments. Generally revenues are based upon transactional information accumulated by our systems or self-reported by our customers. Certain revenues are estimated based upon aggregate transaction information, historical and projected customer performance.

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

      Our estimate of customers’ performance is a critical component in the calculation of rebates and incentives. Rebates and incentives are calculated based upon estimates of customer performance and the terms in the related customer agreements. Customers’ performance is estimated by using historical performance, member reported information, discussions with our customers and transactional information accumulated from our systems. Actual results may differ from these estimates.

Legal and Regulatory Matters

      We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 3 and 16 to the Consolidated Financial Statements included herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.

      We accrued legal costs that are expected to be incurred to defend MasterCard relating to certain litigation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5. The accrual was estimated based upon management’s expectations of foreseeable costs as determined in consultation with outside counsel. Changes in the estimated amount of accrued legal costs can significantly impact our results of operations.

      Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may not reflect the actual outcomes.

Discount Rate for Merchant Lawsuit Settlement

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

      A 1% increase in the discount rate would decrease the amount we recorded as an after-tax charge for the year ended December 31, 2003 by approximately $20 million, and increase annual interest expense by approximately $4.2 million, $4.0 million, and $3.8 million in 2004, 2005, and 2006, respectively, and declining amounts thereafter. The reverse impact would be experienced for a 1% decrease in the discount rate.

Goodwill

      Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. In accordance with SFAS 142 on January 1, 2002 we stopped amortizing goodwill. Prior to January 1, 2002, goodwill was amortized, under the straight-line method over the related useful life of 20 years.

      Principally all of our goodwill relates to the Integration of MasterCard Europe. On an annual basis, we will evaluate whether an impairment of the goodwill may exist. Goodwill is tested for impairment using a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of carrying amount over fair value.

      In conducting our impairment analyses, we utilized independent valuation experts to perform the analyses and tests of our goodwill. The test methods employed involved assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed were based on management’s judgment using internal and external data. Based on our testing, we concluded that goodwill was not impaired.

Other Intangible Assets

      Other intangible assets consist of capitalized software costs, franchise rights, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have indefinite lives. Intangible assets with finite lives are amortized over their useful lives under the straight-line method.

      SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires intangible assets with finite lives to be reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. The primary component of our definite lived assets is our capitalized software. Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets in the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or obtained for internal use are expensed as incurred.

      We are required to make judgments to determine if each project will satisfy its intended use and the phase of each project. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project. These judgments and estimates impact the accounting for capitalized software in our consolidated financial statements. During the year, we discontinued the use of various technologies and as such, we performed an impairment analysis on the related technologies and concluded that the carrying value of these assets was in excess of fair value. Fair value was estimated as zero due to discontinued future use and an impairment charge was recorded.

      SFAS 142 also requires intangible assets with indefinite lives to be tested for impairment at least annually. We consider our customer relationships to be an indefinite lived intangible asset and, as such, test for impairment annually or more frequently if circumstances indicate potential impairment. We utilized independent valuation experts to assist us in determining the fair value of our customer relationships during 2003. Based on our testing, we concluded that our customer relationships were not impaired.

Pensions

      Certain assumptions are used in the determination of our annual pension costs and the disclosure of the funded position of our pension plans. Key assumptions include the discount rate used to measure the plans’ projected benefit obligation and the expected rate of return on plan assets. We utilized a discount rate of 6.25 percent in measuring the pension projected benefit obligation at December 31, 2003, 6.75 percent in calculating the 2003 expense and an expected return on plan assets of 8.5 percent. A quarter of a percentage point decrease in our discount rate would increase our projected benefit obligation by $2 million, and would increase our annual pension expense by $0.3 million. An equal but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate. A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $0.3 million.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may enter into contracts with its customers that provide for free or discounted services that are required to be separately identified under EITF 00-21. The discount from the fair value of the services is recorded as a reduction of revenue related to other elements of the contract. The Company adopted EITF 00-21 on July 1, 2003 and the impact of adopting this accounting pronouncement was negligible.

      In January 2003, FIN 46 was issued and in December 2003, FIN 46 was revised. FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The Company adopted FIN 46 on January 1, 2003. The impact of consolidating the variable interest entity is discussed in detail in Note 13 to the Consolidated Financial Statements included herein. The revised provisions of FIN 46 will be effective in the first quarter of 2004. Our adoption of the revisions to FIN 46 is not expected to have a material impact on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on the Company’s financial position or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“FAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company has adopted those aspects of SFAS 132 which are required for fiscal year ended 2003 and will fully implement the revised standard in fiscal year ending 2004.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without FSP 106-1, plan sponsors would be required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President of the United States signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. MasterCard made the one-time election to defer accounting for any effects of the Act until guidance is issued by FASB and will determine the impact, if any, that the Act will have on the financial position and results of operations of the Company.

      In November 2003, the EITF reached a partial consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”). EITF 03-01 addresses determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and investments accounted for under the cost method or the equity method. Although the EITF requested further revisions to the underlying impairment models, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are below cost at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure provisions of EITF 03-01 for fiscal year ended 2003.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at December 31, 2003 as compared to December 31, 2002.

Foreign Exchange Risk

      We enter into forward exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies. We also enter into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against the U.S. dollar and euro. The terms of the forward currency contracts are generally less than 18 months.

      At December 31, 2003 and December 31, 2002, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $64 million and $39 million, respectively) and sold (with notional amounts of $60 million and $25 million, respectively). Based on the year-end 2003 and 2002 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $0.4 million and $1.3 million at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and December 31, 2002, forward currency contracts against the euro were both purchased (with notional amounts of $178 million and $199 million, respectively) and sold (with notional amounts of $8 million at December 31, 2002). There were no forward currency contracts sold against the euro at December 31, 2003. Based on the year-end 2003 and 2002 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the euro is estimated to create a loss valued at $16 million and $17 million at December 31, 2003 and 2002, respectively.

      Our settlement activities may be subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rates and clearing the financial transactions is typically one business day and by limiting the supported settlement currencies to USD or one of seventeen other stable transaction currencies. The remaining 144 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

      Our interest sensitive assets are our debt instruments, which we hold as available-for-sale investments. They are rated AA or above and primarily consist of fixed rate short and medium-term notes. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a 100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $17 million and $15 million for 2003 and 2002, respectively. Our held-to-maturity investments are considered non-trading securities and would not be subject to interest rate movements.

      Our interest rate sensitive liabilities consist of subordinated debt securities. A 100 basis point decrease in rates would result in a fair value loss of $12 million and $13 million for December 31, 2003 and 2002, respectively. See Note 12 to the Consolidated Financial Statements included herein.

      At December 31, 2003 and 2002, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. There were no amounts outstanding at December 31, 2003 and 2002, respectively under these credit facilities. See Note 12 to the Consolidated Financial Statements included herein.

Equity Price Risk

      We own trading securities, which are comprised of equity securities selected to offset obligations in connection with an executive compensation plan. The effect of a hypothetical 10 percent decline in market value would result in a loss of $3 million for the years ended December 31, 2003 and 2002. Since these securities are part of a deferred executive compensation plan and to the extent the plan remains in a net appreciation position; an offsetting gain would be recorded in general and administrative expense.

Item 8.     Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

MasterCard Incorporated:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’/ members’ equity, and cash flows present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 10 to the financial statements, the Company changed its method for calculating the market-related value of plan assets used in determining the expected return on the assets component of annual pension cost. Additionally, as discussed in Note 13 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, which resulted in the consolidation of a special purpose entity.

New York, New York

March 4, 2004

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$374,169	$336,474
Investment securities, at fair value:
Trading	30,761	30,511
Available-for-sale	505,580	504,939
Accounts receivable	259,429	198,855
Settlement due from members	210,014	229,282
Restricted security deposits held for members	60,524	58,088
Prepaid expenses	92,189	67,283
Other current assets	77,184	30,206

Total Current Assets	1,609,850	1,455,638
Property, plant and equipment, at cost (less accumulated depreciation of $288,259 and $258,116)	258,520	226,720
Deferred income taxes	223,908	41,337
Goodwill	187,881	152,941
Other intangible assets (less accumulated amortization of $179,817 and $117,166)	327,630	285,703
Municipal bonds held-to-maturity	196,141	6,563
Other assets	96,975	91,973

Total Assets	$2,900,905	$2,260,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$202,604	$172,242
Settlement due to members	176,144	175,515
Restricted security deposits held for members	60,524	58,088
Obligations under U.S. merchant lawsuit and other legal settlements — current	155,780	—
Accrued expenses	555,165	486,436
Other current liabilities	38,641	37,463

Total Current Liabilities	1,188,858	929,744
Deferred income taxes	64,125	67,445
Obligations under U.S. merchant lawsuit	516,686	—
Long-term debt	229,574	80,107
Other liabilities	198,321	159,529

Total Liabilities	2,197,564	1,236,825
Commitments and contingent liabilities (Note 14)
Minority interest	4,620	644
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(359,264)	26,529
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	83,210	16,542
Net unrealized gain on investment securities available-for-sale	9,476	14,465
Net unrealized loss on derivatives accounted for as hedges	(3,069)	(2,498)

Total accumulated other comprehensive income, net of tax	89,617	28,509

Total Stockholders’ Equity	698,721	1,023,406

Total Liabilities and Stockholders’ Equity	$2,900,905	$2,260,875

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue	$2,230,851	$1,891,811	$1,611,334
Operating Expenses
General and administrative	1,098,552	965,299	813,927
Advertising and market development	851,150	694,010	505,732
U.S. Merchant lawsuit and other legal settlements	763,460	—	—
Depreciation	52,953	42,068	43,015
Amortization	66,598	48,437	26,958

Total operating expenses	2,832,713	1,749,814	1,389,632

Operating income (loss)	(601,862)	141,997	221,702
Other Income (Expense)
Investment income, net	56,591	25,607	22,301
Interest expense	(62,936)	(9,891)	(9,548)
Minority interest in losses (earnings) of subsidiaries	160	(79)	4,086
Other income (expense), net	(3,473)	754	(5,602)

Total other income (expense)	(9,658)	16,391	11,237

Income (loss) before income taxes	(611,520)	158,388	232,939
Income tax expense (benefit)	(220,778)	41,959	90,878

Income (loss) before cumulative effect of accounting change	(390,742)	116,429	142,061
Cumulative effect of accounting change, net of tax	4,949	—	—

Net Income (Loss)	$(385,793)	$116,429	$142,061

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$(3.91)	$1.35	$1.98
Cumulative effect of accounting change, net of tax	.05	—	—

Net Income (Loss) per Share (Basic and Diluted)	$(3.86)	$1.35	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income (loss)	$(385,793)	$116,429	$142,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,953	42,068	43,015
Amortization	66,598	48,437	26,958
Deferred income taxes	(240,666)	4,429	(2,725)
Other	5,750	8,651	14,622
Changes in operating assets and liabilities, net of effects from the purchase of Europay International S.A.:
Trading securities	(250)	12,642	11,805
Accounts receivable	(48,799)	16,414	(32,970)
Settlement due from members	55,006	63,491	(112,959)
Prepaid expenses and other current assets	(21,604)	(4,086)	(13,311)
Accounts payable	21,566	34,420	(21,652)
Settlement due to members	(27,777)	(38,133)	78,625
Legal settlement accruals, including accretion of imputed interest	672,466	—	—
Accrued expenses	39,738	64,529	96,166
Net change in other assets and liabilities	1,257	(59,419)	(33,139)

Net cash provided by operating activities	190,445	309,872	196,496
Investing Activities
Purchases of property, plant and equipment	(76,253)	(54,237)	(57,861)
Capitalized software	(67,217)	(47,128)	(49,701)
Purchases of investment securities available-for-sale	(249,057)	(226,841)	(251,205)
Proceeds from sales of investment securities available-for-sale	232,578	185,980	115,439
Cash received from the acquisition of Europay International S.A., net of acquisition related expenses	—	31,243	—
Other investing activities	(1,734)	(4,972)	24,228

Net cash used in investing activities	(161,683)	(115,955)	(219,100)
Financing Activities
Short-term borrowings, net of (repayments)	—	(34,893)	5,443

Net cash provided by (used in) financing activities	—	(34,893)	5,443

Effect of exchange rate changes on cash and cash equivalents	8,933	1,307	—

Net increase (decrease) in cash and cash equivalents	37,695	160,331	(17,161)
Cash and cash equivalents — beginning of year	336,474	176,143	193,304

Cash and cash equivalents — end of year	$374,169	$336,474	$176,143

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY

		Retained				Additional
		Earnings	Accumulated Other	Common Stock		Paid-in Capital
		(Accumulated	Comprehensive
	Total	Deficit)	Income, net of tax	Class A	Class B	Class A	Class B

	(In thousands)
Balance at December 31, 2000	$462,408	$460,663	$1,745	$—	$—	$—	$—
Net income	142,061	142,061	—	—	—	—	—
Other comprehensive income, net of tax	2,192	—	2,192	—	—	—	—

Balance at December 31, 2001	606,661	602,724	3,937	—	—	—	—
Net income	116,429	116,429	—	—	—	—	—
Issuance of common stock	275,744	(692,624)	—	840	160	812,589	154,779
Other comprehensive income, net of tax	24,572	—	24,572	—	—	—	—

Balance at December 31, 2002	1,023,406	26,529	28,509	840	160	812,589	154,779
Net loss	(385,793)	(385,793)	—	—	—	—	—
Other comprehensive income, net of tax	61,108	—	61,108	—	—	—	—

Balance at December 31, 2003	$698,721	$(359,264)	$89,617	$840	$160	$812,589	$154,779

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net Income (Loss)	$(385,793)	$116,429	$142,061
Other comprehensive income, net of tax:
Foreign currency translation adjustments	66,668	17,220	(333)
Income tax effect	—	—	—

	66,668	17,220	(333)
Net unrealized gain (loss) on investment securities available-for-sale	(2,492)	18,717	6,011
Income tax effect	925	(6,337)	(2,342)

	(1,567)	12,380	3,669
Reclassification adjustment for net (gain) realized on investment securities available-for-sale	(5,442)	(3,825)	(1,874)
Income tax effect	2,020	1,295	730

	(3,422)	(2,530)	(1,144)
Net unrealized loss on derivatives accounted for as hedges	(13,844)	(2,498)	—
Income tax effect	4,672	—	—

	(9,172)	(2,498)	—
Reclassification adjustment for net loss realized on derivatives accounted for as hedges	11,710	—	—
Income tax effect	(3,109)	—	—

	8,601	—	—

Other comprehensive income, net of tax	61,108	24,572	2,192

Comprehensive Income (Loss)	$(324,685)	$141,001	$144,253

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies

      Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash, Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.

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

      The Company consolidates majority-owned or controlled entities; including specific consideration of variable interest entities which are required to be consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

      The Company accounts for investments in entities under the equity method of accounting when it holds between 20% and 50% ownership in the entity and when it exercises significant influence. The equity method of accounting is also utilized for limited partnerships and limited liability companies if the investment ownership percentage is greater than 3% of outstanding ownership interests or common stock, respectively, regardless of whether MasterCard has significant influence over the investees. MasterCard’s share of net earnings of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statements of operations.

      The Company accounts for investments in affiliates under the historical cost method of accounting when it holds less than 20% ownership in the entity and when it does not exercise significant influence.

      Investments in entities for which the equity method and historical cost method of accounting is appropriate are recorded in other assets on the consolidated balance sheets.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management has established detailed policies and control procedures to ensure the methods used to make estimates are well controlled and applied consistently from period to period. Actual results may differ from these estimates.

      Cash and cash equivalents — Cash and cash equivalents include certain highly liquid investments with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

      Investment securities — The Company classifies debt securities as held-to-maturity or available-for-sale and classifies equity securities as trading.

      Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the debt securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale. Available-for-sale debt securities

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income (loss). Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine realized gains and losses. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations.

      Equity securities bought and held primarily for sale in the near term are classified as trading and are reported at fair value. Quoted market values are used to determine the fair value of trading securities. The Company’s trading securities are publicly traded and are related to an executive compensation plan. Net realized and unrealized gains and losses on trading securities are recognized in investment income on the consolidated statements of operations. The specific identification method is used to determine realized gains and losses. To the extent these securities have appreciated over their original cost, a corresponding offset is recorded in general and administrative expense in connection with the executive compensation plan.

      Held-to-maturity and available-for-sale investments are evaluated for other than temporary impairment on an ongoing basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, MasterCard assesses whether any investment securities were in continuous gross unrealized loss positions for greater than twelve months, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

      Settlement due to/due from members — The Company operates systems for clearing and settling payment transactions among MasterCard International members. Net settlements are generally cleared daily among members through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard International members.

      Restricted security deposits held for MasterCard International members — MasterCard requires and holds cash deposits from certain members of MasterCard International in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included in the consolidated balance sheets.

      Property, plant and equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method, over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method, over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases is included in depreciation expense.

      The Company evaluates the recoverability of all long-lived assets, except goodwill and indefinite lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as required under SFAS No. 144 “Accounting for Impairment or Disposal for Long-Lived Assets”. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value a loss is recorded.

      Goodwill — Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. Beginning January 1, 2002, in accordance with SFAS No. 142, “Goodwill

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

and Other Intangible Assets” (“SFAS 142”), goodwill amortization ceased. Prior to January 1, 2002, goodwill was amortized, using the straight-line method over an estimated useful life of 20 years.

      In accordance with SFAS 142, goodwill is required to be tested for impairment at least annually. Goodwill was tested for impairment during 2003 and 2002 and no impairment charge resulted. SFAS 142 also requires that transitional goodwill (goodwill recorded prior to the adoption of SFAS 142) be tested for impairment within six months of the adoption of SFAS 142. Accordingly, MasterCard tested its existing goodwill (see Note 8), prior to the acquisition of MasterCard Europe, which was recorded in connection with the acquisition of certain businesses, and no impairment was required.

      Intangible assets — Intangible assets consist of capitalized software costs, franchise rights, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives under the straight-line method.

      Capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is capitalized in other intangible assets on the consolidated balance sheets in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and related guidance. Development costs are expensed during the preliminary project management phase until it is probable that the project will be completed and the software will be used to perform the function intended. Thereafter, all qualifying direct internal and external costs related to the design, development and testing phase are capitalized, and upon the project being substantially complete and ready for its intended use, are amortized using the straight-line method over the estimated useful life of the software, not to exceed three years. Costs related to post-implementation activities for software that is developed or purchased for internal use are expensed as incurred. In determining whether to capitalize software or impair previously capitalized software, MasterCard makes judgments to determine if each project will satisfy its intended use and the phase of each project. The average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project are estimated.

      SFAS 142 requires intangible assets with finite lives to be reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2003 and 2002, the Company recorded an impairment charge for finite lived intangible assets. This impairment charge is discussed in Note 9. In addition, SFAS 142 requires intangible assets with indefinite lives to be tested for impairment at least annually. Customer relationships were tested for impairment during 2003 and 2002 and no impairment charge resulted.

      Litigation accrual — The Company is party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 3 and 16, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.

      Settlement and travelers cheque risk — MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be assessed for the amount of any settlement loss. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of these guarantees are unlimited.

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

      Derivative financial instruments — The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them.

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign-currency cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative instruments which are foreign currency fair value hedges or which do not qualify for hedge accounting or when not designated as hedge accounting under SFAS 133 are reported in current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions for all derivatives which qualify for hedge accounting under SFAS 133. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If and when it is determined that a derivative is no longer expected to be highly effective hedge accounting is discontinued.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The impact of adopting this accounting pronouncement was negligible.

      Income taxes — The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability based approach in accounting for income taxes.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Revenue recognition — The Company’s revenue is comprised principally of operations fees and assessments. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information, historical and projected customer performance.

      The Company adopted EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”), for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses how to determine when a revenue arrangement for multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company has entered into contracts with its customers that provide for free or discounted services that are required to be separately identified under EITF 00-21. The discount from the fair value of the services is recorded as a reduction of revenue related to other elements of the contract using the residual method as allowed under the provisions of EITF 00-21. The impact of adopting this accounting pronouncement was negligible for the year ended December 31, 2003.

      Operations fees represent fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among the Company’s customers on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Operations fees also include net foreign exchange gains on settlement activities and excessive chargeback violation fees which are recognized when assessed against acquirers and collectibility is reasonably assured. Other revenues included within operations fees include sales of holograms, paper warning bulletins, manuals and publications. Revenues from these sales are recognized when persuasive evidence of the arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Also included are consulting revenues which are generated by the MasterCard Advisors group and are recognized as revenue as services are rendered either on the percentage of completion or completed contract method, depending on the nature of the consulting arrangement.

      Assessments predominantly represent payments made by members of MasterCard International with respect to their card programs carrying the marks of one or more of the brands within the MasterCard family of brands, principally the MasterCard, Maestro and Cirrus brands. Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”), which represent gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services, including balance transfers and convenience checks. Assessments are recorded as revenue in the period they are earned, which is when the related GDV is generated on the cards. Assessments are based on management’s estimate of the customers’ performance in a given period and actual results may differ from these estimates.

      MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided. MasterCard also enters into agreements with certain customers to provide volume-based and support incentives. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Rebates and incentives are based on management’s estimate of the customers’ performance in a given period, and actual results may differ from these estimates.

      Pension and other postretirement plans — The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The unit credit cost method is utilized for funding purposes. Prior to 2003, the expected return on plan assets was based on a calculated asset value. Beginning in 2003, the expected return on plan assets is based on the current fair value of the plan assets; this change in accounting principle is discussed in Note 10.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company has adopted those aspects of SFAS 132 which are required for fiscal year ended 2003 and will fully implement the revised standard in fiscal year ending 2004.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without FSP 106-1, plan sponsors would be required under SFAS No. 106, “Employers” Accounting for Postretirement Benefits Other Than Pensions”, to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President of the United States signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. MasterCard made the one-time election to defer accounting for any effects of the Act in fiscal 2003 and will determine the impact, if any, that the Act will have on the financial position and results of operations of the Company.

      Advertising expense — Cost of media advertising is generally expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

      Foreign currency translation — The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations for which the functional currency is the euro. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are remeasured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are remeasured at historical exchange rates; and revenue and expense accounts are remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses are included in net income (loss). For MasterCard Europe, translation from the euro to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

      Net income (loss) per share — MasterCard computes basic and diluted net income (loss) per share by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 2.     Supplemental Cash Flows

      The following table includes supplemental cash flow disclosures for the periods:

	For the Years Ended December 31,

	2003	2002	2001

Cash paid for income taxes	$14,739	$68,238	$41,703
Cash paid for interest	16,793	5,711	5,963
Cash paid for settlement of U.S. merchant lawsuit and other legal settlements	133,680	—	—
Non-cash investing and financing activities:
Common stock issued for acquisition of Europay International S.A.	—	275,744	—
Consolidation of variable interest entity (Note 13):
Municipal bonds held-to-maturity	154,000	—	—
Long-term debt	149,380	—	—
Minority interest	4,620	—	—
Sale-leaseback transaction (Note 7):
Capital lease obligation	36,382	—	—
Bonds held-to-maturity	36,382	—	—

Note 3.     U.S. Merchant Lawsuit and Other Legal Settlements

      During 2003, MasterCard settled the U.S. merchant lawsuit described in Note 16 herein and contract disputes with certain customers. MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in the U.S. merchant lawsuit on April 30, 2003. On June 4, 2003, MasterCard and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement requires the Company to pay $125,000 in 2003 and $100,000 annually from 2004 through 2012. In addition, the Company is required to adopt rules which will permit U.S. merchants to elect not to accept MasterCard branded debit or credit cards, implement programs to allow merchants to identify debit cards, provide signage to merchants and establish a separate debit interchange rate. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 16.

      In addition, as described in Note 16, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit. On December 31, 2003, MasterCard entered into an agreement to settle claims of one of these lawsuits. The “opt out” merchant lawsuits are not covered by the terms of the Settlement Agreement.

      For the year ended December 31, 2003 , the total pre-tax charge recorded for the U.S. merchant lawsuit and other legal settlements was $763,460. The primary component of this charge was made in connection with the signing of the MOU, for which MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three month period ended March 31, 2003, consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. This amount was an estimate, which was revised during the three months ended December 31, 2003 based on approval of the settlement agreement by the court, and other factors. The Company will continue to review these estimates and, if necessary, future refinements will be made. In addition, MasterCard settled contract

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

disputes with certain customers and incurred costs in connection with the conclusion of certain litigation discussed in Note 16, which resulted in the recording of additional charges during 2003. These charges are included in the total amount of legal settlements in 2003 set forth above. Relating to these settlements, cash payments of $133,680 were made in the year ended December 31, 2003. Additionally, $42,686 of imputed interest on the U.S. merchant lawsuit was included in interest expense in the year ended December 31, 2003.

Note 4.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,

	2003	2002	2001

Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$(390,742)	$116,429	$142,061
Cumulative effect of accounting change, net of tax	4,949	—	—

Net income (loss)	$(385,793)	$116,429	$142,061

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	86,204	71,710

Income (loss) per share before cumulative effect of accounting change	$(3.91)	$1.35	$1.98
Cumulative effect of accounting change per share, net of tax	.05	—	—

Net income (loss) per share (basic and diluted)	$(3.86)	$1.35	$1.98

Note 5.	Conversion to a Stock Company and Acquisition of Europay International (“EPI”)

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

      Under the terms of the Integration Agreement, class B convertible common stock will automatically be converted into class A redeemable common stock on or about July 1, 2005, except for certain class B shares attributable to the ec Pictogram brand in Europe (“ec Picto shares”). In accordance with the Integration Agreement, the class A shares will then be reallocated among the stockholders of MasterCard Incorporated on that date. The ec Picto shares will automatically be converted into class A shares and reallocated on or about July 1, 2007, in accordance with the terms of the Integration Agreement.

      Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, set forth in the certificate of incorporation of MasterCard Incorporated.

      Transfer of shares of common stock and assignment of the right to receive shares is not permitted, except under specific circumstances, until July 1, 2005. After July 1, 2005, each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the most recent global proxy calculation, which is the formula set forth in the Company’s bylaws to determine the allocation of shares to stockholders based on their business contributions to the Company. Stockholders may be required to purchase or sell shares of MasterCard in order to satisfy these requirements.

Acquisition of EPI (“Integration”)

      In connection with the Integration Agreement, each shareholder of EPI (other than MasterCard International and MasterCard Europay U.K. Limited (“MEPUK”)) entered into a separate share exchange agreement pursuant to which it exchanged its EPI shares for shares of class A redeemable and class B convertible common stock of MasterCard Incorporated. In addition, the shareholders of MEPUK entered into an agreement pursuant to which they exchanged their MEPUK shares for class A and class B shares of MasterCard Incorporated. As a result of the Integration, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. MEPUK’s sole asset is shares of EPI (now MasterCard Europe).

      MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a set of information processing and transaction delivery services to these institutions. The Integration has allowed MasterCard International and MasterCard Europe to form an integrated, global payments company with a single management team and governance structure that is able to address customer needs.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The results of EPI’s operations have been included in the consolidated financial statements of the Company from June 28, 2002.

Purchase Price for EPI

      MasterCard Incorporated issued 23,760 shares to the shareholders of EPI and MEPUK in the Integration, in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. However, of the 23,760 shares issued, only 17,610 were considered to be issued unconditionally. As discussed more fully below, the purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17,610 unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company.

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

Fair Value of EPI Assets Acquired and Liabilities Assumed

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 28, 2002, the date of the acquisition of EPI in the Integration, as determined based on an independent appraisal, and also reflects subsequent refinements to the estimated fair values through June 30, 2003 as discussed below. Certain balances for assets acquired and liabilities assumed have been reclassified to conform to MasterCard presentation for consistency:

Current assets	$193,865
Property, plant, and equipment	46,376
Goodwill	142,564
Other intangible assets	182,241
Other assets	6,652

Total assets acquired	571,698

Current liabilities	196,724
Deferred income taxes	69,019
Other liabilities	27,613

Total liabilities assumed	293,356

Net assets acquired	$278,342

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Subsequent to the acquisition date of EPI, the purchase price allocation was refined and amounts were reallocated among the assets acquired and liabilities assumed. The table above has been adjusted to reflect these refinements; which include an $8,171 increase to the exit cost liability estimate, a $5,178 decrease to the deferred tax estimate, a $4,911 decrease to the value assigned to certain capitalized software technologies and a $7,903 increase to goodwill. Changes to the exit cost liability through June 30, 2003 are discussed below and the changes to goodwill are provided in Note 8.

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

Exit Costs Relating to the Integration

      Included in the total liabilities assumed above are estimates of exit costs relating to the Integration. The changes in the liability for exit costs are summarized as follows:

		Redundant
		Computer
	Europay	Systems/
	Brand/Logo	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2001	$—	$—	$—	$—
Initial exit costs upon Integration	11,225	7,794	2,515	21,534
Utilization	—	(2,341)	—	(2,341)
Change in estimate	—	2,583	(542)	2,041
Change due to currency translation	656	75	147	878

Balance as of December 31, 2002	11,881	8,111	2,120	22,112
Utilization	(3,433)	(5,888)	(1,278)	(10,599)
Change in estimate	—	6,199	(69)	6,130
Change due to currency translation	2,004	1,388	269	3,661

Balance as of December 31, 2003	$10,452	$9,810	$1,042	$21,304

      During the years ended December 31, 2003 and 2002, the Company adjusted its preliminary estimate of exit costs related to the Integration. In 2003 the estimate of exit costs was increased by $6,199 due to the identification of an additional redundant system and incremental costs which were not included in the preliminary estimate. In 2002, the estimate was adjusted by $2,583 to reflect external consulting services relating to the redundant computer systems. The workforce reduction liability was decreased by $69 and $542 in the years ended December 31, 2003 and 2002, respectively, due to the redeployment of certain employees. These changes in estimate resulted in a corresponding net increase in goodwill, net of taxes. No further changes to the exit cost liability are anticipated.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Pro Forma Results of Operations

      The unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, as if EPI had been combined as of January 1, 2001, are as follows:

	For the Years Ended
	December 31,

	2002	2001

	(Unaudited)
Revenue	$2,000,158	$1,837,841
Net income	$126,630	$150,024
Net income per share (basic and diluted)	$1.27	$1.50

      These results have been prepared for comparative purposes only, and are not necessarily indicative of the results that would have occurred had the acquisition of EPI occurred on the dates indicated.

Note 6.     Investment Securities

      Available for sale investment securities consist of municipal bonds. The amortized cost, gross unrealized gains and losses and fair value of available for sale securities are as follows:

	Available for Sale

	December 31,	December 31,
	2003	2002

Amortized cost	$490,931	$482,356
Gross unrealized gains	14,907	22,593
Gross unrealized losses	(258)	(10)

Fair value	$505,580	$504,939

      Held to maturity investment securities consist of municipal bonds. The carrying value, gross unrecorded gains and losses and fair value of held to maturity securities are as follows:

	Held to Maturity

	December 31,	December 31,
	2003	2002

Carrying value	$196,141	$6,563
Gross unrecorded gains	25,157	277
Gross unrecorded losses	—	—

Fair value	$221,298	$6,840

      At December 31, 2003 there are no investment securities in continuous gross unrealized loss positions for greater than twelve months. Due to the high credit quality of the Company’s investment securities, no investment securities are considered to be other-than-temporarily impaired as of December 31, 2003.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The maturity distribution based on contractual terms of investment securities at December 31, 2003, is as follows:

	Available for Sale		Held to Maturity

	Amortized		Carrying
	Cost	Fair Value	Value	Fair Value

Due within 1 year	$33,020	$33,830	$—	$—
Due after 1 year through 5 years	362,802	373,864	—	—
Due after 5 years through 10 years	95,109	97,886	196,141	221,298

	$490,931	$505,580	$196,141	$221,298

      Components of net investment income are as follows for each of the years ended December 31:

	2003	2002	2001

Interest income	$35,402	$23,090	$23,649
Dividend income	5,326	4,816	3,855
Investment securities available-for-sale:
Gross realized gains	5,777	4,035	1,993
Gross realized losses	(335)	(210)	(119)
Trading securities:
Unrealized gains (losses), net	8,877	(6,983)	(8,659)
Realized gains, net	1,544	859	1,582

Total investment income, net	$56,591	$25,607	$22,301

Note 7.     Property, Plant and Equipment

      Property, plant and equipment consist of the following at December 31:

	2003	2002

Equipment	$316,567	$294,541
Building and land	169,803	130,028
Furniture and fixtures	35,413	34,486
Leasehold improvements	24,996	25,781

	546,779	484,836
Less accumulated depreciation	(288,259)	(258,116)

	$258,520	$226,720

      Depreciation expense for the above property, plant and equipment was $52,953, $42,068 and $43,015 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced the back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $54,371 and are included in the future commitment schedule in Note 14. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2003, the future minimum sublease rental income is $3,668.

Note 8.     Goodwill

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (see Note 5):

Balance as of December 31, 2001	$7,141
MasterCard Europe acquisition, at date of Integration, net of tax	134,661
Change in estimate of exit costs relating to the Integration, net of tax	1,221
Change in estimate of acquisition costs for EPI	190
Change in estimated purchase price allocation, net of tax	2,890
Foreign currency translation	6,838

Balance as of December 31, 2002	152,941
Change in estimate of exit costs relating to the Integration, net of tax	3,792
Foreign currency translation	31,148

Balance as of December 31, 2003	$187,881

      In 2003, the Company increased its preliminary estimate of exit costs by $3,792 net of tax, primarily due to the identification of an additional redundant system and incremental costs which were not included in the preliminary estimate. In 2002, changes in the estimate of exit costs relating to the Integration were $1,221, net of tax. The exit costs relating to redundant computer systems/technology were increased to reflect external consulting services in excess of the preliminary estimate and exit costs relating to the workforce reduction liability were decreased due to the redeployment of certain employees. The purchase price allocation for certain capitalized software technologies was refined in 2002 after the values of the assets were finalized, which resulted in a $2,890 increase to goodwill, net of tax.

      The following table sets forth the impact of the adoption of SFAS 142 on the Company’s earnings:

	For the Years Ended December 31,

	2003	2002	2001

Reported net income (loss)	$(385,793)	$116,429	$142,061
Goodwill amortization	—	—	1,102

Adjusted net income (loss)	$(385,793)	$116,429	$143,163

Per share data:
Reported net income (loss) per share (basic and diluted)	$(3.86)	$1.35	$1.98
Goodwill amortization	—	—	.02

Adjusted net income (loss) per share (basic and diluted)	$(3.86)	$1.35	$2.00

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 9.	Other Intangible Assets

      The following table sets forth net intangible assets, other than goodwill:

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Capitalized software	$283,217	$(148,408)	$134,809	$211,250	$(93,184)	$118,066
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	20,204	(9,802)	10,402	17,926	(2,557)	15,369
Other	728	(728)	—	728	(546)	182

Total	325,028	(179,817)	145,211	250,783	(117,166)	133,617
Unamortized intangible assets:
Customer relationships	182,419	—	182,419	152,086	—	152,086

Total	$507,447	$(179,817)	$327,630	$402,869	$(117,166)	$285,703

      Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements. Both capitalized software and trademarks include assets which are denominated in foreign currency; as such a component of the increase in these intangible assets is attributable to foreign currency translation.

      In connection with the acquisition of EPI on June 28, 2002 the Company assumed customer relationships. During 2003 these customer relationships increased by $30,333 solely due to foreign currency translation.

      Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,

	2003	2002	2001

Amortization	$66,598	$48,437	$25,856
Impairment	$3,371	$6,370	$4,115

      During the years 2003, 2002 and 2001, impairment charges of $3,371, $6,370 and $891, respectively, were taken primarily in connection with decisions to discontinue the use of various technologies. The Company performed an impairment analysis on the related technology licenses and concluded that the carrying value of these assets was in excess of fair value. Fair value was estimated as zero due to discontinued future use of the underlying technology. Impairment charges were recorded in general and administrative expense on the accompanying consolidated statements of operations for each of the years ended December 31, 2003, 2002 and 2001.

      During 2001, the Company evaluated the recoverability of certain franchise rights and recorded impairment charges of $3,224. Government restrictions and slower than expected development in certain countries limited future cash streams in the foreseeable future. As a result, the Company adjusted the carrying value of franchise rights associated with its consolidated subsidiaries Mondex Asia, Mondex China and Mondex India to the estimated net present value of future cash flows from those entities. On December 20, 2001, Mondex Asia sold franchise rights with a carrying value of $1,100 for $1,100. At December 31, 2001, the entire remaining balance of shareholder franchise rights had been fully amortized, impaired or sold.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table sets forth the estimated future amortization expense on amortizable intangible assets for the year ending:

December 31, 2004	$69,002
December 31, 2005	43,524
December 31, 2006	27,101
December 31, 2007	4,595
December 31, 2008	989

Note 10.	Pension, Savings Plan and Other Benefits

      The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. This pension plan credits participants annually with an amount equal to a percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. Additionally, the company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax laws.

      On July 31, 2003, the United States District Court for the Southern District of Illinois (the “District Court”) ruled that the formula used in the International Business Machines Corporation’s (“IBM”) cash balance pension plan violated the age discrimination provisions of the Employee Retirement Income Security Act of 1974. The District Court’s decision, however, conflicts with decisions from two other district courts as well as the Internal Revenue Service’s proposed regulations for cash balance plans. Our cash balance formula does not meet the criteria used by the District Court to reach its decision against IBM. Any effect of the District Court’s decision in regard to our qualified pension plan cannot be determined at this time.

      Effective January 1, 2003, the Company changed its method of calculating the market-related value of plan assets used in determining the expected return on asset component of its annual pension cost. Under the previous method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over the following four years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense will reflect changes in the market performance of plan assets on a timelier basis.

      The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the year ended December 31, 2003, in the amount of $7,768, less income taxes of $2,819, for a net benefit of $4,949. The company’s net periodic pension cost would have been reduced by $1,928 for 2003 if it had not changed its valuation method. Applying the new methodology retroactively to January 1, 2002 would have had a negligible impact on net income and net income per share for the years ended December 31, 2002 and 2001.

      In 2001, the Company eliminated the early retirement supplement under the cash balance plan, which provided supplemental monthly benefits provided that certain criteria were met.

      On June 28, 2002, in connection with its acquisition of MasterCard Europe, the Company assumed a defined benefit plan (“European Plan”) covering substantially all employees affiliated with MasterCard Europe. On December 31, 2002, the Company settled the benefit obligations and terminated the European Plan. All excess assets are being transferred to a new defined contribution plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table sets forth the pension plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2003 and 2002. The U.S. plans include both the qualified and the nonqualified pension plans. The Company uses a December 31 measurement date for its pension plans.

	U.S. Plans		European Plan

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$125,490	$100,731	$—	$—
Service cost	16,857	14,592	—	1,140
Interest cost	8,477	7,508	—	335
Actuarial loss	3,121	6,168	—	—
Plan amendments	—	789	—	—
Acquisition of plan	—	—	—	14,157
Curtailment gain/settlement of plan liabilities	—	—	—	(14,867)
Benefits paid	(5,227)	(4,298)	—	(765)

Benefit obligation at end of year	$148,718	$125,490	$—	$—

Change in plan assets
Fair value of plan assets at beginning of year	$104,257	$63,727	$4,926	$—
Actual return on plan assets	25,445	(9,067)	2,001	360
Employer contributions	2,500	53,895	—	1,424
Acquisition of plan	—	—	—	15,043
Settlement	—	—	—	(11,136)
Benefits paid	(5,227)	(4,298)	(3,611)	(765)

Fair value of plan assets at end of year	$126,975	$104,257	$3,316	$4,926

Reconciliation of funded status
Funded status	$(21,743)	$(21,233)	$3,316	$4,926
Unrecognized actuarial loss	26,172	35,629	—	—
Unrecognized prior service cost	(1,477)	(1,791)	—	—

Net amount recognized	$2,952	$12,605	$3,316	$4,926

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$10,598	$17,234	$3,316	$4,926
Accrued benefit cost	(7,646)	(4,629)	—	—

Net amount recognized	$2,952	$12,605	$3,316	$4,926

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	6.25%	6.75%	—	—
Rate of compensation increase	5.37%	5.37%	—	—

      The accumulated benefit obligation for the U.S. Plans was $123,642 and $106,760 at December 31, 2003 and 2002, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Information for the nonqualified pension plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

	December 31

	2003	2002

Projected benefit obligation	$8,081	$5,005
Accumulated benefit obligation	7,587	4,452
Fair value of plan assets	—	—

      Net periodic pension cost (benefit) included the following components for the years ended December 31, 2003, 2002, and 2001.

	U.S. Plans			European Plan

	2003	2002	2001	2003	2002

Service cost	$16,857	$14,592	$11,378	$—	$1,140
Interest cost	8,477	7,508	6,288	—	335
Expected return on plan assets	(8,661)	(6,712)	(3,856)	(2,001)	(360)
Amortization of prior service cost	(314)	(314)	(404)	—	—
Amortization of transition asset	—	(32)	(116)	—	—
Recognized actuarial loss	3,562	1,409	1,063	—	—
Curtailment gain	—	—	—	—	(3,731)

Net periodic pension cost (benefit)	$19,921	$16,451	$14,353	$(2,001)	$(2,616)

      Weighted-average assumptions used to determine net periodic pension cost (benefit) for years ended December 31:

	U.S. Plans			European Plan

	2003	2002	2001	2003	2002

Discount rate	6.75%	7.25%	7.75%	—	5.25%
Expected return on plan assets	8.50%	8.50%	8.50%	—	5.25%
Rate of compensation increase	5.37%	7.00%	7.00%	—	4.25%

      The expected return on plan assets is primarily based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 10 percent on equity investments and 6 percent on fixed income investments and the portfolio targeted asset allocation, the weighted average expected return of the qualified pension plan assets is 8.5 percent.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The Company’s qualified pension plan’s weighted-average asset allocations at December 31, 2003 and 2002 by asset category were as follows:

		Plan Assets at
	Target	December 31
	Asset
Asset Class	Allocation	2003	2002

U.S. Equity Securities
Large/medium cap	35-45%	39%	38%
Small cap	10-20	17	14
Non-U.S. Equity	10-20	17	15
U.S. fixed income	25-40	27	31
Other	—	—	2

Total		100%	100%

      Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the qualified plan. Plan assets are managed within the asset allocation ranges above, toward targets of 40% large cap U.S. equity, 15% small cap U.S. equity, 15% non-U.S. equity and 30% fixed income, with periodic rebalancing to maintain plan assets within the asset allocation range. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three- and five-year periods. An independent consultant assists management with investment manager selections and performance evaluations. Approximately 8% and 12% of plan assets at December 31, 2003 and 2002, respectively, which are classified as fixed income, are invested in cash equivalents supporting obligations to purchase fixed income securities at future dates. The other category includes cash that is available to meet expected benefit payments and expenses.

      The funded status of the qualified plan exceeds minimum funding requirements. The Company does not expect to make any significant contributions to its pension plans in 2004.

      The majority of the Company’s U.S. employees are eligible to participate in a savings and profit sharing plan sponsored by the Company. Participants can invest contributions among several fund alternatives. Effective January 1, 2003, the Company amended its former savings plan to incorporate a new profit sharing component. The new plan retains most of the characteristics of the former plan. The former plan allowed employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The new plan allows employees to continue to contribute a portion of their base compensation on a pre-tax and after-tax basis. In addition to matching a percentage of employee contributions, the Company may contribute a discretionary profit sharing component linked to its performance each year. The Company has several defined contribution plans outside of the United States. The Company’s contribution aggregated $31,349, $24,285 and $19,905 for 2003, 2002 and 2001, respectively.

      The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of MasterCard members. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”). Although contributions to the VAP have been discontinued, plan assets remain and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2003 and 2002 was $9,589 and $5,026 respectively, and the expense/(income) was $8,497, ($3,854) and ($6,114) for the years ending December 31, 2003, 2002 and 2001, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      MasterCard’s EIP is a performance unit plan, in which participants receive grants of units with a target value contingent on the achievement of the Company’s long-term performance goals. Employees who are designated Senior Vice President or higher are eligible for participation in any performance period, provided they have met certain performance criteria. The Compensation Committee and/or the President and Chief Executive Officer may also designate other employees as eligible to participate in the plan.

      The final value of the units under the EIP is calculated based on the Company’s performance over a three-year period. The performance units vest over three- and five-year periods. Awards are paid in the form of cash over a five-year vesting period. Upon completion of the three-year performance period, participants receive a payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The Company’s liability related to EIP at December 31, 2003 and December 31, 2002 was $79,179 and $85,551 respectively, and the expense was $27,764, $36,545 and $31,536 for the years ending December 31, 2003, 2002 and 2001, respectively.

      Both the VAP and the EIP are accounted for in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In accordance with FIN 28, compensation is accrued as a charge to expense over the periods the employee performs the related services.

Note 11.	Postretirement Health and Life Insurance Benefits

      The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

      In 2001, MasterCard modified certain provisions of its postretirement plan based on certain business objectives. The new plan is better aligned with the Company’s qualified pension plan by providing annual contributions for medical benefits based upon employee service. The life insurance benefits under the plan remained unchanged. The new program does not alter benefits applicable to grandfathered participants.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act introduces a prescription drug benefit under Medicare as well as providing a federal subsidy to sponsors of retiree health care benefit plans that provide prescription drug benefits. The Company has elected to make a one-time election to defer accounting for the effects of the Act until guidance is issued by the FASB as allowed by FASB Staff Position No. FAS 106-1. The Company’s disclosures regarding the accumulated postretirement benefit obligations and net periodic postretirement benefit cost do not reflect the effects of the Act. Since specific authoritative guidance on the accounting of the Act is pending, the Company’s cost and financial disclosures could change and require amending previously reported information.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table presents the status of the Company’s postretirement benefit plan recognized in the Company’s consolidated balance sheets at December 31, 2003 and 2002. The Company uses a December 31 measurement date for its postretirement plans.

	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$33,386	$27,006
Service cost	2,533	2,208
Interest cost	2,226	1,919
Actuarial loss	7,239	2,685
Benefits paid	(475)	(432)

Benefit obligation at end of year	$44,909	$33,386

Change in plan assets
Employer contributions	$475	$432
Benefits paid	(475)	(432)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(44,909)	$(33,386)
Unrecognized transition obligation	5,217	5,796
Unrecognized prior service cost	704	772
Unrecognized actuarial loss/(gain)	1,702	(5,688)

Accrued benefit cost	$(37,286)	$(32,506)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	6.25%	6.75%
Rate of compensation increase	5.37%	5.37%

      Net periodic postretirement benefit cost for the years ended December 31:

	2003	2002	2001

Service cost	$2,533	$2,208	$1,706
Interest cost	2,226	1,919	1,692
Amortization of prior service cost	68	68	68
Amortization of transition obligation	580	580	580
Recognized actuarial gain	(152)	(405)	(548)

Net periodic postretirement benefit cost	$5,255	$4,370	$3,498

      Weighted-average assumptions used to determine net periodic postretirement cost for years ended December 31:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	5.37%	7.00%	7.00%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Assumed health care cost trend rates at December 31 were as follows:

	2003	2002

Health care cost trend rate assumed for next year	9.00%	7.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2008	2006

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease

Effect on postretirement obligation	$5,695	$(5,053)
Effect on total service and interest cost components	633	(559)

      The Company does not expect to make any contributions to its postretirement plan in 2004. The Company funds its postretirement benefits as payments are required.

Note 12.	Debt

      On June 20, 2003, the Company entered into a $1,200,000 revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. The Credit Facility replaced MasterCard Incorporated’s prior $1,200,000 credit facility, which expired on June 3, 2003. The lenders under the prior facility had agreed to extend its term through July 3, 2003. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment under the Credit Facility. The Company also agreed to pay upfront fees of $556 and administrative fees of $255 for the Credit Facility, which are being amortized straight-line over one year. Facility and other fees associated with the Credit Facility or prior facilities totaled $1,742, $1,636 and $1,513 for each of the years ended December 31, 2003, 2002 and 2001. MasterCard was in compliance with the Credit Facility covenants as of December 31, 2003 and was in compliance with the covenants for the previous facility at December 31, 2002. There were no borrowings under the Credit Facility at December 31, 2003 or the previous facility at December 31, 2002. The lenders under the Credit Facility are members or affiliates of members of MasterCard International.

      On January 1, 2003, the Company adopted the provisions of FIN 46, as discussed in Note 13. As a result of the consolidation of the variable interest entity, $149,380 in long-term debt was recorded on the Company’s consolidated balance sheet.

      In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the principal amount of the Notes at anytime prior to the repayment date, however an additional “make-whole” amount must also be calculated and paid to investors at that time. The “make whole” amount represents the discounted value of the remaining principal and interest. The interest on the Notes was $5,336 for each of the years ended December 31, 2003, 2002 and 2001. The Company was in compliance with the covenants of the Notes as of December 31, 2003 and 2002. The principal amount of the Notes outstanding at December 31, 2003 and 2002 was $80,000. The fair value of the Notes was estimated at $88,440 and $88,581 at December 31, 2003 and 2002, respectively.

      MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a multi-purpose uncommitted credit facility with a bank for 35,000 euros to satisfy certain operational funding

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

requirements. There were no borrowings under this facility at December 31, 2003; however at December 31, 2003, the facility supported 12 bank-issued guarantees for a total of 742 euros, which reduced the amount of funds available under the facility. For bank guarantees, a guarantee fee is paid at a rate of 1.5% per annum.

      MasterCard Europe has two additional uncommitted credit agreements totaling 130,000 euros. There were no borrowings under these agreements at December 31, 2003.

Note 13.	Consolidation of Variable Interest Entity

      On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The variable interest entity (“VIE”) was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009.

      Annual rent of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $68,342 and are included in the future commitment schedule in Note 14. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at December 31, 2003. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility.

      The lease agreement permits MasterCard International to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.

      On January 1, 2003, the Company adopted the provisions of FIN 46 and consolidated the Trust on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon the maturity of the Secured Notes. For the year ended December 31, 2003, the consolidation had no impact on net loss. However, interest income and interest expense were each increased by $11,390 for the year ended December 31, 2003.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 14.	Commitments and Contingent Liabilities

      The future minimum payments under non-cancelable operating leases for office buildings and equipment, sponsorships, licensing and other agreements at December 31, 2003 are as follows:

				Sponsorship,
		Capital	Operating	Licensing &
	Total	Leases	Leases	Other

2004	$267,523	$8,787	$40,133	$218,603
2005	203,930	7,204	28,424	168,302
2006	143,670	3,888	23,153	116,629
2007	71,731	2,868	20,703	48,160
2008	53,724	2,148	16,601	34,975
Thereafter	64,959	44,113	16,046	4,800

Total	$805,537	$69,008	$145,060	$591,469

      Included in the table above are capital leases with imputed interest expense of $18,741 and a net present value of minimum lease payments of $50,267. In addition, at December 31, 2003, $16,106 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $28,298, $25,651 and $21,412 for the years ended December 31, 2003, 2002 and 2001, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $9,019, $5,061 and $2,537 for the years ended December 31, 2003, 2002 and 2001, respectively.

      MasterCard licenses certain software to its customers. The license agreements contain guarantees under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the terms of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company does not generate significant revenues from software licensing. The fair value of the guarantees is estimated to be negligible.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 15.	Income Tax

      The total income tax provision (benefit) for the years ended December 31 is comprised of the following components:

	2003	2002	2001

Current
Federal	$7,526	$35,640	$83,755
State and local	893	3,371	6,434
Foreign	6,601	(2,666)	889

	15,020	36,345	91,078
Deferred
Federal	(225,236)	11,442	(1,523)
State and local	1,414	5,096	1,323
Foreign	(11,976)	(10,924)	—

	(235,798)	5,614	(200)

Total income tax expense (benefit)	$(220,778)	$41,959	$90,878

      The domestic and foreign components of earnings (losses) before income taxes for the years ended December 31, are as follows:

	2003	2002	2001

United States	$(576,420)	$151,840	$229,675
Non-United States	(35,100)	6,548	3,262

	$(611,520)	$158,388	$232,937

      MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $4,000 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2003 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

      The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	2003	2002	2001

Federal statutory tax (benefit) rate	(35.0)%	35.0%	35.0%
State tax, net of Federal benefit	0.3	3.9	2.2
Foreign tax effect, net of Federal benefit	(0.6)	(10.7)	2.1
Non-deductible expenses and other differences	0.3	2.7	2.4
Tax-exempt income	(1.1)	(4.4)	(2.7)

Effective tax (benefit) rate	(36.1)%	26.5%	39.0%

      The effective income tax (benefit) rate for the year ended December 31, 2003 was (36.1)% versus an effective income tax rate of 26.5% for the year ended December 31, 2002. The 2003 tax benefit is primarily

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

driven by the merchant lawsuit settlement. The 2002 rate was primarily attributable to a one-time revaluation of the 2002 MasterCard Europe deferred tax liabilities due to the reduction in the Belgium statutory tax rate from 40.2% to 34.0% in December 2002.

      Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 is comprised of the following:

	Assets (Liabilities)

	2003		2002

	Current	Non-Current	Current	Non-Current

Accrued liabilities (including U.S merchant lawsuit)	$72,065	$186,241	$25,692	$3,951
Changes in tax methods	—	(139)	—	—
Deferred compensation and benefits	2,172	60,628	1,970	51,464
Foreign operating losses	—	8,753	—	2,663
Capital losses	—	6,994	—	10,441
Gains/losses included in comprehensive income	(3,610)	593	(8,119)	593
Intangible assets	—	(55,718)	—	(47,609)
Prepaid state tax credits	126	5,759	144	6,563
Property, plant and equipment	—	(53,398)	—	(48,484)
Other items	(908)	3,356	2,979	1,014
Valuation allowance	—	(3,425)	—	(6,704)

	$69,845	$159,644	$22,666	$(26,108)

      The current portion of the net deferred tax asset is included in other current assets on the Company’s consolidated balance sheet.

      The valuation allowance relates to the Company’s ability to recognize tax benefits associated with carry-forward capital losses and carry-forward losses for state income tax purposes. The valuation allowance was $593 at December 31, 2001. The valuation allowance increased in years in which losses and capital losses were incurred but tax benefits could not be recognized and decreased in years in which losses were recognized.

      If not utilized, the carry-forwards will expire in 2006 and 2007. The carry-forward foreign operating losses have no expiration date.

Note 16.	Legal Proceedings

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

      MasterCard appealed the judge’s ruling with respect to the CPP and on February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. On September 17, 2003 a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On January 9, 2004, the Second Circuit denied MasterCard’s petition for a rehearing en banc. MasterCard’s time in which to file a petition for certiorari with the Supreme Court is currently running. The District Court’s final judgment remains stayed pending MasterCard’s petition for a writ of certiorari to the Supreme Court.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the status quo that the District Court judge in the DOJ case sought to preserve in her decision to stay her final judgment pending appeal, and would be inconsistent with the final judgment if it is preserved on appeal. On December 8, 2003, the District Court judge ruled that the District Court lacked jurisdiction to issue an injunction, but held that the court would have the authority to rescind contracts entered into by issuers with Visa because of the settlement service fee if the court’s final judgment is upheld on appeal and the court finds that the settlement service fee violates the final judgment. At this time it is not possible to determine the ultimate resolution of this matter. Consequently, no provision for losses is necessary at this time with respect to this litigation.

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

      On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth In Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered unspecified restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. MasterCard cannot determine the outcome of the restitution process at this time. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard filed a notice of appeal and, with respect to restitution, believes it is likely to prevail on such appeal. On January 20, 2004, plaintiffs filed an application for an award of attorneys’ fees and reimbursement of expenses.

      In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois and Tennessee seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On December 12, 2003, the action in Kentucky was dismissed; however, plaintiff in that case has moved for a rehearing.

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

      Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Discovery in this matter is expected to continue. On November 12, 2003 plaintiffs filed a motion for class certification. Oral argument on the motion is currently scheduled for May 7, 2004. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter.

      For the reasons set forth above, no provision for losses has been provided in connection with these currency conversion litigations.

Merchant Chargeback-Related Litigations

      On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. MasterCard has assessed the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. On January 28, 2004, MasterCard requested a pre-motion conference with the court in the New York to discuss its intention to file a motion to dismiss the complaint.

      In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A, et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On August 13, 2003, MasterCard made motions seeking to dismiss the complaint in its entirety or, in the alternative, to narrow the scope of the proceeding and add necessary parties. Oral argument on the motions was held on October 27, 2003. The Court denied the motions. Initial, but limited, discovery is now proceeding in this matter.

      At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. Consequently, no provision for losses is necessary at this time with respect to these litigations.

U.S. Merchant Opt Out and Consumer Litigations

      Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. For a further description of the U.S. merchant lawsuit settlement, see Note 3.

      Several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York and we expect that all of these cases will be tried in that Court for, at a minimum, pretrial issues. On December 31, 2003, MasterCard entered into an agreement to settle claims brought by an “opt out” merchant.

      In addition, there are currently actions against MasterCard International in 18 different state courts and the District of Columbia. In a number of state courts there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. There have been no decisions on any of these motions. At this time it is not possible to determine the outcome of these consumer cases. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Global Interchange Proceedings

      Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Generally, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard establishes a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it. As described more fully below, MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions.

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

      On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border MIF. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. MasterCard Europe is engaged in discussions with the European Commission in order to determine under what conditions, if any, the European Commission would grant a formal exemption for MasterCard Europe’s MIF. If MasterCard is unsuccessful in obtaining an exemption, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine the ultimate resolution of this matter.

      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. The MIF and MSF are established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued a supplemental notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice, and a hearing was held on May 21, 2003. The OFT has informed MasterCard that it will issue yet another notice, thereby delaying any decision by the OFT.

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

      On September 20, 2002, MasterCard filed an application with the Federal Court of Australia seeking to overturn the RBA regulations. MasterCard believes that in implementing the regulations the RBA failed to comply with the obligations imposed upon it by the Act. On September 19, 2003, the Federal Court of Australia issued its decision rejecting MasterCard’s claims. Thereafter, MasterCard appealed the decision on the grounds that the Federal Court made a number of reversible errors. Subsequently, MasterCard withdrew its appeal. As a result of the RBA’s decision, MasterCard expects that it may be at a competitive disadvantage to competitors that do not operate in a four-party system, such as American Express and Diners Club, in Australia.

      United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California (collectively “defendants”) alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On April 21, 2003, the court issued a decision that dismissed several of plaintiffs’ claims and significantly narrowed the scope of the remaining claims in the case. Plaintiffs filed an amended complaint shortly thereafter. On September 16, 2003, MasterCard filed a combined motion to dismiss and an expedited motion for summary judgment on the issue of whether member banks have the ability to opt out of MasterCard’s interchange structure and enter into bilateral or other interchange arrangements. A decision on the motion is pending. On January 16, 2004, the court issued an order to show cause requiring plaintiffs to show why the matter should not be dismissed without prejudice in light of the approval of the U.S. merchant lawsuit settlement. In approving the U.S. merchant lawsuit settlement, the judge in that case held that the present matter was extinguished by the settlement and release provided by the U.S merchants in that lawsuit. Plaintiffs responded to the Court’s order to show cause. In addition, on January 8, 2004, plaintiffs filed a notice of appeal in the Second Circuit Court of Appeals of their intention to appeal the order approving the U.S. merchant lawsuit settlement release. At this time it is not possible to determine the outcome of this matter.

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

Note 17.	Settlement and Travelers Cheque Risk Management

      Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. Member-reported transaction data and the transaction clearing data underlying the settlement risk exposure calculation may be revised in subsequent reporting periods.

      In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be assessed for the amount of any settlement loss.

      MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank (acquirer) failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

      Estimated settlement exposure utilizing the aforementioned methodology at December 31 was as follows:

	2003	2002

MasterCard-branded transactions:
Gross legal settlement exposure	$11,880,152	$11,188,492
Collateral held for legal settlement exposure	(1,344,621)	(1,394,644)

Net uncollateralized settlement exposure	$10,535,531	$9,793,848

Cirrus and Maestro transactions:
Gross legal settlement exposure	$591,317	$467,560

      The Company currently cannot quantify the collateral held for Cirrus and Maestro transactions, as legal settlement exposure is calculated on a regional level as opposed to the member level. In addition, at December 31, 2002, the Company guaranteed certain Cirrus- and Maestro-branded transactions in Europe and certain Maestro-branded transactions in Latin America that are processed outside of the Cirrus and Maestro settlement systems. These guarantees were revoked in Europe and Latin America in December and June 2003, respectively.

      MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 58% and 62% in North America and 22% and 21% in Europe at December 31, 2003 and 2002, respectively.

      A portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions relates to members that are deemed not to be in compliance with, or that are under review in connection with,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

the Company’s risk management standards. At December 31, 2003 and 2002, these amounts were estimated at $250,984 and $1,053,091, respectively. A significant portion of this amount ($157,955 and $437,325 for December 31, 2003 and 2002, respectively) is concentrated in three members. The decrease in uncollateralized exposure for non-compliant members is mainly attributable to certain members providing collateral, portfolio transfers to other compliant members, and the strengthening of member risk profiles due to new risk standards.

      For potential uncollateralized member risk losses, the Company also considers the appropriateness of establishing reserves for non-payment. MasterCard International has established such a reserve in the amount of $863 and $1,254 at December 31, 2003 and 2002, respectively.

      MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. These estimates are based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited.

      MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,205,921 and $1,218,429 at December 31, 2003 and December 31, 2002, respectively. The December 31, 2002 amount previously reported as $1,377,933 has been revised to reflect the cheques that are not anticipated to be presented for payment pursuant to the actuarial determination mentioned above.

      A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $996,927 and $1,019,739 at December 31, 2003 and December 31, 2002, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $32,101 and $31,594 at December 31, 2003 and December 31, 2002, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The guarantee amounts were previously reported as $1,153,233 and $35,731, respectively, as of December 31, 2002. MasterCard holds approximately $2,579 in cash in order to meet travelers cheques obligations of certain issuers that have discontinued their MasterCard travelers cheques programs.

      Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. Accordingly, adoption of the accounting recognition and measurement provisions of FIN 45 did not have an impact on the financial position and results of operations of MasterCard for the year ended December 31, 2003. However, circumstances in the future may change, which would require the Company to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Note 18.     Foreign Exchange Risk Management

      The Company enters into foreign exchange contracts to minimize the risk associated with anticipated receipts and disbursements, and assets and liabilities denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are listed below, classified by functional currency:

U.S. Dollar Functional Currency

	December 31, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$64,147	$595	$38,824	$(52)
Commitments to sell foreign currency	60,162	(46)	24,689	(99)

Euro Functional Currency

	December 31, 2003		December 31, 2002

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$178,030	$(5,112)	$199,238	$(2,431)
Commitments to sell foreign currency	—	—	7,870	(12)

      The currencies underlying the foreign currency forward contracts consist primarily of euro, Japanese yen, U.K. pounds sterling, Swiss francs, Australian dollar, Canadian dollar and Korean won. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $4,807 and $2,498 of net losses in accumulated other comprehensive income as of December 31, 2003 and 2002, respectively, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at December 31, 2003 and December 31, 2002.

      Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counter-parties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 19.     Segment Reporting

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      There is no single customer that accounted for more than 10 percent of the Company’s revenue. Revenue generated in the United States of America accounted for approximately 63%, 61% and 65% of the Company’s total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The Company estimates that no other individual country contributed a significant portion to the Company’s revenue for each of the years ended December 31, 2003, 2002 and 2001.

      MasterCard does not maintain or measure long-lived assets by geographic location.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA

(In thousands, except per share data)

	2003 Quarter Ended

	March 31	June 30	September 30	December 31	2003 Total

	(Unaudited)
Revenue	$512,215	$556,893	$594,169	$567,574	$2,230,851
Operating income (loss)	(667,760)	49,945	118,900	(102,947)	(601,862)
Net income (loss)	(425,391)	32,327	74,399	(67,128)	(385,793)
Net income (loss) per share (basic and diluted)	$(4.25)	$.32	$.74	$(.67)	$(3.86)
Weighted average shares outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

	2002 Quarter Ended

	March 31	June 30	September 30	December 31	2002 Total

	(Unaudited)
Revenue	$392,952	$450,189	$539,435	$509,235	$1,891,811
Operating income (loss)	78,324	52,749	126,527	(115,603)	141,997
Net income (loss)	53,596	36,389	77,930	(51,486)	116,429
Net income (loss) per share (basic and diluted)	$.75	$.50	$.78	$(.52)	$1.35
Weighted average shares outstanding (basic and diluted)	71,710	72,643	100,000	100,000	86,204

      The sum of quarterly net income (loss) per share (basic and diluted) will not equal the 2002 total due to share issuance during the year as a result of the acquisition of EPI.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      MasterCard Incorporated’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to our directors appears under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 10, 2004. Information regarding our executive officers appears under “Executive Officers of the Company” in the Proxy Statement. The aforementioned sections of the Proxy Statement are incorporated by reference into this Report.

      We have adopted a Supplemental Code of Ethics that applies to our president and chief executive officer, chief financial officer and other senior officers. Our Supplemental Code of Ethics is posted on our website at http://www.mastercardintl.com.

Item 11.     Executive Compensation

      The information required by this Item appears under “Executive Compensation” in the Proxy Statement and is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item appears under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Report.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item appears under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference into this Report.

Item 14.     Principal Accountant Fees and Services

      The information required by this Item appears under “Auditors Services and Fees” in the Proxy Statement and is incorporated by reference into this Report.

PART IV

Item 15.     Exhibits, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report.

2. Consolidated Financial Statement Schedules

None

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

      On February 3, 2004, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the year ended December 31, 2003.

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

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 4, 2004	/s/ ROBERT W. SELANDER
Robert W. Selander President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 4, 2004	/s/ CHRIS A. MCWILTON
Chris A. McWilton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 4, 2004	/s/ WILLIAM F. ALDINGER
William F. Aldinger Director

Date: March 4, 2004	/s/ SILVIO BARZI
Silvio Barzi Director

Date: March 4, 2004	/s/ WILLIAM R.P. DALTON
William R.P. Dalton Director

Date: March 4, 2004	/s/ AUGUSTO M. ESCALANTE
Augusto M. Escalante Director

Date: March 4, 2004	/s/ BALDOMERO FALCONES JAQUOTOT
Baldomero Falcones Jaquotot Chairman of the Board; Director

Date: March 4, 2004	/s/ PETER HOCH
Peter Hoch Non-Voting Director

Date: March 4, 2004	/s/ DONALD H. LAYTON
Donald H. Layton Director

Date: March 4, 2004	/s/ JEAN-PIERRE LEDRU
Jean-Pierre Ledru Director

Date: March 4, 2004	/s/ NORMAN C. MCLUSKIE
Norman C. McLuskie Director

Date: March 4, 2004	/s/ ROBERT W. PEARCE
Robert W. Pearce Director

Date: March 4, 2004	/s/ JAC VERHAEGEN
Jac Verhaegen Director

Date: March 4, 2004	/s/ ROBERT B. WILLUMSTAD
Robert B. Willumstad Vice Chairman; Director

Date: March 4, 2004	/s/ MARK H. WRIGHT
Mark H. Wright Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3.1	(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
3.2	(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
3.2	(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
4.1		Form of Specimen Certificate for Class A Redeemable Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
4.2		Form of Specimen Certificate for Class B Convertible Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
4.3		Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.1		Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/ MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.2		$1,200,000,000 Credit Agreement, dated as of June 20, 2003, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.3		Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.4		Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.5		Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

Exhibit
Number		Exhibit Description

10.6		Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.7		Agreement, dated as of March 1, 1999, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed September 10, 2001 (No. 333-67544)).
10.8		Agreement, dated as of July 1, 1999, by and between MasterCard International Incorporated and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed September 10, 2001 (No. 333-67544)).
10.9		Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.1	0	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
10.1	1	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004.
10.1	2	MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.1	3	Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.1	4	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
10.1	5	Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (No. 333-67544)).
18.1		Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).
21		List of Subsidiaries of MasterCard Incorporated.
31.1		Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Paragraphs 5 and 6 of Part II — Other Information, Item 1. Legal Proceedings of the Quarterly Report on Form 10-Q of MasterCard Incorporated for the Quarter ending June 30, 2003.