Form 10-Q
period 2004-03-31
MASTERCARD INC
filed 2004-05-10
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50250

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 Purchase Street
Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2004
Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$345,121	$374,169
Investment securities, at fair value:
Trading	29,785	30,761
Available-for-sale	508,752	505,580
Accounts receivable	230,367	259,429
Settlement due from members	180,148	210,014
Restricted security deposits held for members	80,720	60,524
Prepaid expenses	98,398	92,189
Other current assets	79,408	77,184

Total Current Assets	1,552,699	1,609,850
Property, plant and equipment, at cost (less accumulated depreciation of $299,658 and $288,259)	244,933	258,520
Deferred income taxes	220,190	223,908
Goodwill	194,817	187,881
Other intangible assets (less accumulated amortization of $196,731 and $179,817)	322,902	327,630
Municipal bonds held-to-maturity	195,723	196,141
Other assets	99,702	96,975

Total Assets	$2,830,966	$2,900,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$166,874	$202,604
Settlement due to members	134,419	176,144
Restricted security deposits held for members	80,720	60,524
Obligations under U.S. merchant lawsuit and other legal settlements — current	149,659	155,780
Accrued expenses	470,467	555,165
Other current liabilities	50,635	38,641

Total Current Liabilities	1,052,774	1,188,858
Deferred income taxes	68,913	64,125
Obligations under U.S. merchant lawsuit	529,108	516,686
Long-term debt	229,603	229,574
Other liabilities	183,794	198,321

Total Liabilities	2,064,192	2,197,564
Commitments and contingent liabilities (Note 9)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(285,696)	(359,264)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	71,362	83,210
Net unrealized gain on investment securities available-for-sale	8,953	9,476
Net unrealized loss on derivatives accounted for as hedges.	(833)	(3,069)

Total accumulated other comprehensive income, net of tax	79,482	89,617

Total Stockholders’ Equity	762,154	698,721

Total Liabilities and Stockholders’ Equity	$2,830,966	$2,900,905

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands,
	except per share data)
Revenue	$594,310	$512,215
Operating Expenses
General and administrative	276,834	276,892
Advertising and market development	167,496	152,294
U.S. merchant lawsuit and other legal settlements	—	721,000
Depreciation	13,361	12,941
Amortization	18,147	16,848

Total operating expenses	475,838	1,179,975

Operating income (loss)	118,472	(667,760)
Other Income (Expense)
Investment income, net	12,319	8,980
Interest expense	(17,729)	(5,344)
Minority interest in losses (earnings) of subsidiaries	44	(59)
Other income (expense), net	674	(1,085)

Total other income (expense)	(4,692)	2,492

Income (loss) before income taxes	113,780	(665,268)
Income tax expense (benefit)	40,212	(234,928)

Income (loss) before cumulative effect of accounting change	73,568	(430,340)
Cumulative effect of accounting change, net of tax	—	4,949

Net Income (Loss)	$73,568	$(425,391)

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$.74	$(4.30)
Cumulative effect of accounting change, net of tax	—	.05

Net Income (Loss) per Share (Basic and Diluted)	$.74	$(4.25)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Operating Activities
Net income (loss)	$73,568	$(425,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,361	12,941
Amortization	18,147	16,848
Deferred income taxes	10,026	(207,222)
Other	569	70
Changes in operating assets and liabilities:
Trading securities	976	2,161
Accounts receivable	31,037	(2,976)
Settlement due from members	24,935	(60,762)
Prepaid expenses and other current assets	(7,066)	(16,153)
Accounts payable	(34,815)	(44,045)
Settlement due to members	(38,008)	(6,005)
Legal settlement accruals, including accretion of imputed interest	6,301	721,000
Accrued expenses	(84,567)	(117,413)
Net change in other assets and liabilities	(1,545)	(21,974)

Net cash provided by (used in) operating activities	12,919	(148,921)
Investing Activities
Purchases of property, plant and equipment	(726)	(36,047)
Capitalized software	(9,805)	(16,538)
Purchases of investment securities available-for-sale	(48,033)	(51,717)
Proceeds from sales of investment securities available-for-sale	43,789	58,463
Acquisition of business, net of cash acquired	(18,866)	—
Other investing activities	(5,792)	(1,335)

Net cash used in investing activities	(39,433)	(47,174)
Financing Activities
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(2,534)	840

Net decrease in cash and cash equivalents	(29,048)	(195,255)
Cash and cash equivalents — beginning of period	374,169	336,474

Cash and cash equivalents — end of period	$345,121	$141,219

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Common Shares		Additional
		(Accumulated	Income,			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital
			(In thousands)
Balance at January 1, 2004	$698,721	$(359,264)	$89,617	$840	$160	$967,368
Net income	73,568	73,568	—	—	—	—
Other comprehensive loss, net of tax	(10,135)	—	(10,135)	—	—	—

Balance at March 31, 2004	$762,154	$(285,696)	$79,482	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net Income (Loss)	$73,568	$(425,391)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,848)	6,531
Net unrealized loss on investment securities available-for-sale	(523)	(1,677)
Net unrealized gain (loss) on derivatives accounted for as hedges	2,236	(3,840)

Other comprehensive income (loss), net of tax	(10,135)	1,014

Comprehensive Income (Loss)	$63,433	$(424,377)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

     Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment programs, and travelers cheque programs.

     Consolidation and basis of presentation — The Company follows accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of MasterCard and its majority-owned or controlled entities. Intercompany transactions are eliminated in consolidation.

     The Company consolidates majority-owned or controlled entities, including variable interest entities. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

     The consolidated financial statements for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s balance sheet, statement of operations and cash flows. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by generally accepted accounting principles in the United States of America. Reference should be made to the Company’s 2003 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 2. Supplemental Cash Flows

     The following table includes supplemental cash flow disclosures for the periods:

	For the Three Months
	Ended March 31,
	2004	2003
Cash paid for income taxes	$1,460	$52
Cash paid for interest	5,776	5,695
Non-cash investing and financing activities:
Consolidation of variable interest entity:
Municipal bonds held-to-maturity	—	154,000
Long-term debt	—	149,380
Minority interest	—	4,620

     On January 1, 2003, the Company adopted the provisions of FIN 46 and consolidated the MasterCard International O’Fallon 1999 Trust (the “Trust”) on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The Trust financed the Company’s global technology and operations facility located in O’Fallon, Missouri, called Winghaven, through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009. The redemption value of the minority interest approximates its carrying value. The minority interest will be redeemed by the minority interest holders upon the maturity of the Secured Notes. MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197 at March 31, 2004. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would hold ownership of the facility.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share and percent data)

Note 3. Net Income (Loss) Per Share

     The following table sets forth the computation of net income (loss) per share (basic and diluted):

	For the Three Months
	Ended March 31,
	2004	2003
Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$73,568	$(430,340)
Cumulative effect of accounting change, net of tax	—	4,949

Net income (loss)	$73,568	$(425,391)

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	100,000

Income (loss) per share before cumulative effect of accounting change	$.74	$(4.30)
Cumulative effect of accounting change per share, net of tax	—	.05

Net income (loss) per share (basic and diluted)	$.74	$(4.25)

Note 4. Acquisition of Europay International (“EPI”)

     On June 28, 2002, MasterCard Incorporated issued 23,760 shares of its common stock to the shareholders of EPI and MasterCard Europay U.K. Limited (“MEPUK”), in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. However, of the 23,760 shares issued, only 17,610 were considered to be issued unconditionally. The purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17,610 unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company.

     In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the agreement relating to the EPI acquisition provides that the number of shares allocated to these shareholders will potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation at the end of the transition period. EPI and MEPUK shareholders therefore received 17,610 unconditional shares at closing.

     Since former EPI and MEPUK shareholders would retain or receive additional shares of MasterCard Incorporated at the end of the transition period without remitting any additional consideration, any shares retained or received by them that are above their minimum allocation at that time would constitute a part of the purchase price. Any such additional shares will be valued at that time based upon the fair value of the stock of MasterCard Incorporated. Any such reallocation of shares to former EPI and MEPUK shareholders will increase the purchase price for EPI and, accordingly, the amount of goodwill and additional paid-in capital recorded.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

     Included in the liabilities assumed in the acquisition was a liability for exit costs relating to the integration of the Company and EPI (now MasterCard Europe). The changes in the liability for exit costs are summarized as follows:

		Redundant
	Europay	Computer
	Brand/Logo	Systems/Technology	Workforce
	Elimination	Elimination	Reduction	Total
Balance as of December 31, 2003	$10,452	$9,810	$1,042	$21,304
Utilization	(3,447)	(1,331)	(21)	(4,799)
Change due to currency translation	(196)	(150)	(26)	(372)

Balance as of March 31, 2004	$6,809	$8,329	$995	$16,133

Note 5. Goodwill

     The changes in the carrying amount of goodwill since December 31, 2003 are as follows:

Balance as of December 31, 2003	$187,881
Acquisition of business, net of tax	11,673
Foreign currency translation	(4,737)

Balance as of March 31, 2004	$194,817

     On February 19, 2004, MasterCard acquired a leading research and advisory firm focused exclusively on the global financial services industry. The acquisition did not have a material impact on the Company’s operating results for the period ended March 31, 2004.

Note 6. Other Intangible Assets

     The following table sets forth net intangible assets, other than goodwill:

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Capitalized software	$292,393	$(163,667)	$128,726	$283,217	$(148,408)	$134,809
Franchise rights	20,879	(20,879)	—	20,879	(20,879)	—
Trademarks and tradenames	22,495	(11,237)	11,258	20,204	(9,802)	10,402
Other	6,228	(948)	5,280	728	(728)	—

Total amortizable intangible assets	341,995	(196,731)	145,264	325,028	(179,817)	145,211
Unamortizable intangible assets:
Customer relationships	177,638	—	177,638	182,419	—	182,419

Total	$519,633	$(196,731)	$322,902	$507,447	$(179,817)	$327,630

     Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements offset by the translation of the capitalized software denominated in foreign currency. As further discussed in Note 5 herein, MasterCard’s acquisition during the first quarter of 2004 resulted in trademarks and tradenames in the amount of $2,650 and other amortizable intangible assets, including covenants not to compete and a research library, in the amount of $5,500. Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the decrease in these intangible assets is attributable to foreign currency translation. In particular, customer relationships assumed with the acquisition of EPI on June 28, 2002, decreased by $4,781 in the first quarter of 2004.

     Amortization expense on the assets above was $18,147 and $16,848 for the three months ended March 31, 2004 and 2003, respectively. Impairment expense was nominal in both periods.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

     The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the nine months ending December 31, 2004	$53,666
For the year ending December 31, 2005	48,786
For the year ending December 31, 2006	29,929
For the year ending December 31, 2007	8,851
For the year ending December 31, 2008	1,822
For the year ending December 31, 2009 and thereafter	2,210

Note 7. Pension Plans

     The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws.

     Net periodic pension cost (benefit) included the following components for the three months ended March 31:

	2004	2003
Service cost	$4,038	$4,214
Interest cost	2,449	2,119
Expected return on plan assets	(2,580)	(2,165)
Amortization of prior service cost	(79)	(79)
Recognized actuarial loss	318	890

Net periodic pension cost	$4,146	$4,979

     The funded status of the qualified plan exceeds minimum funding requirements. The Company does not expect to make any significant contributions to its pension plans in 2004.

Note 8. Postretirement Health and Life Insurance Benefits

     The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

     Net periodic postretirement benefit cost is as follows for the three months ended March 31:

	2004	2003
Service cost	$774	$644
Interest cost	741	557
Amortization of prior service cost	17	17
Amortization of transition obligation	145	145
Recognized actuarial gain	—	(38)

Net periodic postretirement benefit cost	$1,677	$1,325

     The Company does not expect to make any contributions to its postretirement plan in 2004. The Company funds its postretirement benefits as payments are required.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

Note 9. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable operating or capital leases for office buildings and equipment, sponsorships and licensing and other agreements at March 31, 2004 are as follows:

				Sponsorships,
		Capital	Operating	Licensing &
	Total	Leases	Leases	Other
The remainder of 2004	$202,135	$5,421	$27,236	$169,478
2005	212,426	6,504	27,826	178,096
2006	148,987	3,785	22,513	122,689
2007	74,843	3,036	19,336	52,471
2008	50,569	2,272	15,767	32,530
Thereafter	66,442	43,962	11,364	11,116

Total	$755,402	$64,980	$124,042	$566,380

     Included in the table above are capital leases with imputed interest expense of $17,323 and a net present value of minimum lease payments of $47,657. In addition, at March 31, 2004, $14,142 of the future minimum payments in the table above for operating leases, sponsorships and licensing and other agreements was accrued.

     Consolidated rental expense for the Company’s office space was approximately $7,875 and $7,164 for the three months ended March 31, 2004 and 2003, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,544 and $2,319 for the three months ended March 31, 2004 and 2003, respectively.

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

Note 10. U.S. Merchant Lawsuit and Other Legal Settlements

     During 2003, MasterCard settled the U.S. merchant lawsuit described in Note 11 herein and contract disputes with certain customers. MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in the U.S. merchant lawsuit on April 30, 2003. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement required the Company to pay $125,000 in 2003 and requires it to pay $100,000 annually in December from 2004 through 2012. In addition, the Company agreed to adopt rules which permit U.S. merchants to elect not to accept MasterCard branded debit or credit cards, implement programs to allow merchants to identify debit cards, provide signage to merchants and, for the period of August 1, 2003 to December 31, 2003, establish a separate debit interchange rate. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 11.

     For the year ended December 31, 2003, the total pre-tax charge recorded for the U.S. merchant lawsuit and other legal settlements was $763,460. The primary component of this charge was made in connection with the signing of the MOU, for which MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three month period ended March 31, 2003, consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. This amount was an estimate, which was revised during the three months ended December 31, 2003 based on approval of the settlement agreement by the court, and other factors. The Company will continue to review these estimates and, if necessary, future refinements will be made. Relating to these settlements, cash payments of $6,101 were made during the three months ended March 31, 2004. Included in interest expense for the three months ended March 31, 2004 is $12,422 of imputed interest on the U.S. merchant lawsuit settlement.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

     In addition, as described in Note 11, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt out” merchant lawsuits are not covered by the terms of the Settlement Agreement.

Note 11. Legal Proceedings

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

     MasterCard appealed the judge’s ruling with respect to the CPP and on February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. On September 17, 2003 a three-judge panel of the Second

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

Circuit issued its decision upholding the District Court’s decision. On January 9, 2004, the Second Circuit denied MasterCard’s petition for a rehearing en banc. MasterCard intends to file a petition for certiorari with the Supreme Court on May 10, 2004. The District Court’s final judgment remains stayed pending MasterCard’s petition for a writ of certiorari to the Supreme Court.

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

     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. MasterCard cannot determine the outcome of the restitution process at this time. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard filed a notice of appeal and its opening brief on the appeal is due July 2, 2004. On January 20, 2004, plaintiffs filed an application for an award of attorneys’ fees and reimbursement of expenses. With respect to restitution, MasterCard believes that it is likely to prevail on such appeal.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois and Tennessee seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On December 12, 2003, the action in Kentucky was dismissed; however, plaintiff in that case has moved for a rehearing.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

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

     Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Discovery in this matter is expected to continue. On November 12, 2003 plaintiffs filed a motion for class certification. Oral argument on the motion was held on May 7, 2004. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter.

     For the reasons set forth above, no provision for losses has been provided in connection with these currency conversion litigations.

Merchant Chargeback-Related Litigations

     On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. MasterCard has assessed the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity. Chargebacks refer to a situation where a transaction is returned, or charged back to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard’s motion to dismiss the complaint is currently scheduled to be fully briefed by June 16, 2004.

     In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A, et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On August 13, 2003, MasterCard made motions seeking to dismiss the complaint in its entirety or, in the alternative, to narrow the scope of the proceeding and add necessary parties. Oral argument on the motions was held on October 27, 2003. The Court denied the motions. Initial, but limited, discovery is now proceeding in this matter.

     At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. Consequently, no provision for losses is necessary at this time with respect to these litigations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

U.S. Merchant Opt Out and Consumer Litigations

     Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. For a further description of the U.S. merchant lawsuit settlement, see Note 10.

     Several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York and we expect that all of these cases will be tried in that Court for, at a minimum, pretrial issues. On December 31, 2003, MasterCard entered into an agreement to settle claims brought by an “opt out” merchant. On or about March 19, 2004, the opt out merchants amended their complaints to include allegations, among other things: (i) that MasterCard’s (and Visa’s) interchange fees contravene the Sherman Act and (ii) that the opt out merchants were harmed by MasterCard’s CPP. MasterCard filed its response to the amended complaints on April 21, 2004. The parties are currently involved in court-ordered mediation but discovery continues to proceed.

     In addition, there are currently actions against MasterCard International in 19 different state courts and the District of Columbia. In a number of state courts there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. On or about April 21, 2004, the Supreme Court of the State of New York granted MasterCard’s motion to dismiss the complaint for failure to state a claim in that court with prejudice. Plaintiff’s time in which to appeal this decision has not yet expired. MasterCard is still awaiting decisions on its motions to dismiss in the other state courts. At this time, it is not possible to determine the outcome of these consumer cases. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its MIF rates for debit and credit transactions to amounts at or below certain specified levels.

     On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border MIF. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. MasterCard Europe is engaged in discussions with the European Commission in order to determine under what conditions, if any, the European Commission would issue a favorable ruling regarding MasterCard Europe’s MIF. If MasterCard is unsuccessful in obtaining a favorable ruling, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. At this time, it is not possible to determine the ultimate resolution of this matter.

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. The MIF and MSF are established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice, and an oral hearing concerning the matter was held on February 5, 2002. On February 11, 2003, the OFT issued a supplemental notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice, and a hearing was held on May 21, 2003. The OFT has informed MasterCard that it will issue a further notice, thereby delaying any decision by the OFT.

     Because the MIF and MSF constitute essential elements of MasterCard’s U.K. operations, a negative decision by the OFT could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In the event of a negative decision by the OFT, MasterCard may appeal to the relevant competition tribunal in the U.K. and to seek interim relief if the negative decision adversely impacts MasterCard’s U.K. business. At this time, it is not possible to determine the ultimate resolution of this matter.

     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California (collectively “defendants”) alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On April 21, 2003, the court issued a decision that dismissed several of plaintiffs’ claims and significantly narrowed the scope of the remaining claims in the case. Plaintiffs filed an amended complaint shortly thereafter. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant settlement and release to the Second Circuit Court of Appeals and have also filed a notice of their intention to appeal the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. At this time it is not possible to determine the outcome of this proceeding.

     Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Spain, New Zealand, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fee practices and may seek to regulate the establishment of such fees. At this time it is not possible to determine the outcome of these proceedings.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

Note 12. Settlement and Travelers Cheque Risk Management

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

     MasterCard requires certain members that are not in compliance with the Company’s risk standards to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover: variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank (acquirer) failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand.

     Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, at March 31, 2004 and December 31, 2003 was as follows:

	March 31,	December 31,
	2004	2003
MasterCard-branded transactions:
Gross legal settlement exposure	$11,319,972	$11,880,152
Collateral held for legal settlement exposure	(1,472,758)	(1,344,621)

Net uncollateralized settlement exposure	$9,847,214	$10,535,531

Uncollateralized settlement exposure attributable to non-compliant members	$302,508	$250,984

Cirrus and Maestro transactions:
Gross legal settlement exposure	$602,163	$591,317

     Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 58% and 58% in North America and 20% and 22% in Europe at March 31, 2004 and December 31, 2003, respectively.

     A significant portion of the uncollateralized settlement exposure attributable to non-compliant members is concentrated in five members ($213,158) and three members ($157,955) at March 31, 2004 and December 31, 2003, respectively. The increase in total uncollateralized exposure for all non-compliant members is mainly attributable to new risk standards that were established on January 1, 2004.

     MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,174,575 and $1,205,921 at March 31, 2004 and December 31, 2003, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share data)

     A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $968,664 and $996,927 at March 31, 2004 and December 31, 2003, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $32,115 and $32,101 at March 31, 2004 and December 31, 2003, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

U.S. Dollar Functional Currency

	March 31, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$72,143	$552	$64,147	$595
Commitments to sell foreign currency	52,050	(1,349)	60,162	(46)

Euro Functional Currency

	March 31, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$155,410	$(1,449)	$178,030	$(5,112)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, Japanese yen, U.K. pounds sterling, Swiss franc, Australian dollar, Canadian dollar and Mexican peso. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $833 and $3,069 of net losses in accumulated other comprehensive income as of March 31, 2004 and December 31, 2003, respectively, all of which is expected to be reclassified to earnings within the next nine months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at March 31, 2004 and December 31, 2003.

     Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counter-parties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not material.

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

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and that could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business of the Annual Report on Form 10-K of MasterCard for the year ended December 31, 2003.

Overview

     Our focus on strengthening customer relationships continues to drive increases in our revenues. Revenues increased by 16% in the first quarter of 2004 from the comparable period in 2003. Of this increase, 3% was due to the weakening of the U.S. dollar against the euro which created a favorable currency translation.

     We are also managing our expenses and improving productivity. Exclusive of the impact of the U.S. merchant lawsuit, our operating expenses only increased 4% in the first quarter of 2004 from the comparable period in 2003, of which 3% was due to the weakening of the U.S. dollar against the euro creating an unfavorable currency translation. In addition, each category of operating expenses declined as a percentage of total revenues during the first quarter of 2004 from the comparable period in 2003. Although we are focusing on cost management, we realize the importance of building brand recognition, promoting brand acceptance, and enhancing the development of our programs and services. Therefore, in certain markets we continue to expand our investment in advertising and market development initiatives.

     The payments industry is undergoing changes due to increased competition, consolidation and globalization. We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. The consolidation or merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues. In addition, our financial results have been and will continue to be significantly influenced by the legal and regulatory environment in which we operate our business.

     Our balance sheet reflects significant amounts of goodwill and intangible assets related to acquisitions we have made. Impairment charges could be incurred if operating results of these acquisitions do not meet our expectations.

     Legal and Regulatory Impact on our Business

     We earn a portion of our revenues in connection with MasterCard-branded offline debit cards in the United States. Following the settlement of the U.S. merchant lawsuit in 2003, Visa U.S.A., Inc. implemented a bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a fee if they reduce their debit volume by more than 10%. If Visa is permitted to enforce this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and effectively prevent them from converting their debit cards to the MasterCard brand. MasterCard has challenged the validity of this bylaw provision. In addition, under the settlement agreement in the U.S. merchant lawsuit, merchants have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. A small number of merchants, including Walmart, have announced that they will no longer accept MasterCard-branded debit cards. These scenarios are detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

     In addition, if we ultimately are unsuccessful in our litigation with the U.S. Department of Justice concerning our Competitive Programs Policy, some of our customers may choose to do business with American Express or Discover, which would adversely affect our business. Finally, we are being sued in several state and federal courts because of our currency conversion practices. The outcome of these lawsuits potentially could require us to change our currency conversion practices, which may have a negative impact on our business. See Note 11 to the Consolidated Financial Statements included herein for a discussion of these and other legal and regulatory proceedings to which we are a party.

     We establish multilateral interchange fees on behalf of certain customers. While we do not receive or record interchange fees as revenue, the impact of the global interchange proceedings described in Note 11 to the Consolidated Financial Statements included herein could impact our customers’ use of payment programs carrying our brands, thereby negatively impacting our future revenues.

Results of Operations

     Key selected financial and operating data for the three months ended March 31, 2004, and 2003 is included in the table below:

			Percent
	For the Three Months		Increase
	Ended March 31,		(Decrease)
	2004	2003	2004 vs. 2003
	(in millions, except per share amounts)
Operations fees	$372	$315	18%
Assessments	222	197	13%

Revenue	594	512	16%

General and administrative	277	277	—
Advertising and market development	167	152	10%
Merchant litigation and other legal settlements	—	721	(100%)
Depreciation and amortization	32	30	7%

Total operating expenses	476	1,180	(60%)
Operating income (loss)	118	(668)	118%
Total other income (expense)	(4)	3	(233%)

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	114	(665)	117%
Income tax expense (benefit)	40	(235)	117%
Cumulative effect of accounting change, net of tax	—	5	(100%)

Net income (loss)	$74	$(425)	117%

Net income (loss) per share (basic and diluted)	$.74	$(4.25)	117%
Weighted average shares outstanding (basic and diluted)	100	100	—

Gross dollar volume on a U.S. dollar converted basis (in billions)	332	291	14%
Processed transactions	2,466	2,195	12%

     Our functional currency is the U.S. dollar except for MasterCard Europe, whose functional currency is the euro. Accordingly, our results of operations have been impacted by movements of the euro against the U.S. dollar. As the euro strengthened against the U.S. dollar during the three months ended March 31, 2004 compared to the same period in 2003, MasterCard Europe’s revenue and expenses increased as a result of translation into U.S. dollar amounts. In addition, we assess our members for foreign currency denominated transactions based on the equivalent U.S. dollar volume of their card programs. Since the U.S. dollar devalued against most major currencies, our revenues increased accordingly.

Revenues

     Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. We establish standards and procedures for the acceptance and settlement of our customers’ transactions on a global basis. We do not issue cards, set fees, or determine the interest rates consumers will be charged on MasterCard-branded cards. Our issuing customers have the responsibility for determining these and most other competitive card features. Our revenues are based upon transactional information accumulated by our systems and/or reported by our customers. Certain revenues are estimated based upon aggregate transaction information, historical and projected customer performance.

     The U.S. market remains our largest geographic market. Revenue generated in the U.S. accounted for approximately 56% and 64% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. The United Kingdom accounted for approximately 6% and 5% of our total revenue for the three months ended March 31, 2004 and March 31, 2003, respectively. No other country accounted for more than 5% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively.

     Operations Fees

     Operations fees primarily represent user fees for authorization, clearing, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $57 million or 18% in the first three months of 2004 compared to the same period in 2003. The significant changes in operations fees were as follows:

Dollar Change
Increase (Decrease)
(in millions)

2004 vs. 2003
Authorization and settlement	$34
Currency conversion	11
Warning bulletins	(3)
Incentives and rebates	(6)
Other operations fees	21

$57

•	Authorization and settlement revenues increased $34 million in 2004. These revenues are primarily driven by an increased number of transactions processed through our systems. A portion of the increase in transactions is attributable to the processing and migration from the Switch brand in the United Kingdom to our Maestro brand beginning in third quarter of 2003. In addition, settlement revenues include a benefit from the fluctuation of foreign currency exchange rates as we manage anticipated foreign currency cash flows in the settlement process.

•	Currency conversion revenues increased $11 million in 2004. These revenues increased as a result of greater cross border transactions by cardholders, which require currency conversion to settle transactions between issuers and acquirers. These revenues fluctuate with cross border travel and are impacted by changes in foreign currency exchange rates. The conflict in Iraq and threat of terrorism negatively impacted cross border travel in the beginning of 2003. We also benefited from favorable currency fluctuations.

•	Fees for warning bulletins, which are listings of restricted cards, decreased $3 million in 2004. The decline primarily relates to issuers of MasterCard-branded cards shifting from paper-based version of restricted card listings to lower priced electronic versions.

•	Our pricing structure rewards customers with lower prices in exchange for certain volume, share and other commitments. Revenue growth rates are affected by the consolidation of our customers, competition in our industry and continued organic growth in transactions and volumes. Since we offer tiered pricing for our services, as our customers grow and merge, they move into lower relative pricing for the same level of services. In addition to the tiered pricing, incentives and rebates are provided to certain customers. Incentives and rebates increased $6 million in 2004.

•	Other operations fees represent various revenue streams that are not core to our transaction processing. Fees for these revenues increased $21 million in 2004 due to increased demand for our programs and services. However, the change in any individual fee was not material. Examples of these revenues are fees for acceptance development, consulting, and holograms. Additionally, we generate revenues by charging penalty fees for non-compliance with MasterCard rules.

     Assessments

     Assessments are based on our customers’ gross dollar volume (“GDV”) of MasterCard transactions. GDV represents gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services including balance transfers and convenience checks. In the first three months of 2004, assessment revenue growth was $25 million, or 13% over the same period in 2003.

     GDV growth in the first three months of 2004 over the same period in 2003 was 8% when measured in local currency terms and 14% when measured on a U.S. dollar converted basis. Moderating the increase in assessments were rebates and incentives provided to customers, which increased in 2004 by $17 million. These rebates and incentives generally are based on card generated volume as well as a fixed component for marketing support for the launch of new programs. As volumes increase, the rebates and incentives also increase.

Operating Expenses

     Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit and other legal settlements, and depreciation and amortization expenses. In 2004, there was a decrease in operating expenses of $704 million or 60%, of which $721 million was a result of the fact that the U.S. merchant lawsuit represented a charge to earnings that occurred in 2003.

     General and Administrative

     General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. These activities accounted for approximately 47% and 54% of total revenues in the first three months of 2004 and 2003, respectively. Although general and administrative expenses remained the same in both periods, the components changed as follows:

•	Personnel expenses increased $9 million in 2004 primarily due to:

•	Salaries and bonuses increased $14 million due to merit increases, additional severance expense and the conversion of certain technical contractors to full-time employees. A decrease in technical contractor expense of $10 million partially offset the increase in salaries. Severance expense increased primarily as a continuation of a program which began in 2003 to focus on achieving greater efficiencies and reducing costs, including reducing headcount.

•	Certain executive compensation expense increased $3 million due to the net appreciation on the portfolio of securities that the Company purchased to support an executive incentive plan, which is fully offset in other income.

•	Professional fees decreased $4 million in 2004 due to a $7 million decrease in legal services since the U.S. merchant lawsuit was settled in 2003, offset by a $3 million increase in accounting services relating to regulatory compliance and outsourcing of certain accounting functions.

•	Telecommunications expense decreased $4 million in 2004 due to the renegotiation of certain contracts with services providers.

     Advertising and Market Development

     Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness, and usage, of the MasterCard brand. These activities accounted for approximately 28% and 30% of total revenues in the first three months of 2004 and 2003, respectively. Advertising and market development expenses increased $15 million or 10% in the first three months of 2004 over the same period in 2003.

     Our advertising and market development expenses increased as a result of a number of key initiatives in 2004. In 2002, MasterCard implemented a four-year plan to accelerate our profitable growth and to enhance the global position of MasterCard and its customers by significantly expanding its spending in advertising and market development. For the three months ended March 31, 2004 and 2003, we spent $35 million and $21 million, respectively, on advertising and marketing relating to this plan. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services in certain markets. We will continue to evaluate the extent of these initiatives in light of changing market conditions. The major advertising and market development activities increased as follows:

•	Advertising increased $21 million in 2004. Our Priceless campaign continues to be successful in 96 countries and 47 languages. Therefore, we continue to invest significantly in this campaign.

•	Promotions decreased $11 million in 2004 due to the concentrated effort in the first quarter of 2003 to promote the MasterCard brand in Europe subsequent to the acquisition of MasterCard Europe in 2002.

•	Sponsorships increased $5 million in 2004. We are sponsors of the World Cup, UEFA Champions League, certain NFL teams, Major League Baseball, the Professional Golf Association and Universal Studios, among others.

     The MasterCard family of brands, principally MasterCard, is a valuable strategic asset which conveys a symbol that can be readily identified by our customers, as well as our cardholders, which creates value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our MasterCard brand reputation, image and ultimate value.

     Merchant Lawsuit

     For the three months ended March 31, 2003, the total pre-tax charge recorded for the U.S. merchant lawsuit was $721 million. The primary components of this charge were (i) the monetary amount of the U.S. merchant settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant settlement, and (iii) costs to address certain merchants who opted not to participate in the U.S. merchant lawsuit. This amount was an estimate, which was revised during the three months ended December 31, 2003 based on approval of the Settlement Agreement by the court, and other factors. The Company will continue to review these estimates and, if necessary, future refinements will be made.

     Depreciation and Amortization

     Depreciation and amortization expenses increased $2 million or 7% in the first three months of 2004 over the same period in 2003. Our business is dependent on the technology that we use to process transactions. This technology is continuously updated and improved. Therefore, our investment in capitalized software and related amortization also continues to increase.

     Other Income and Expense

     Other income (expense) is comprised primarily of investment income and interest expense. Investment income increased $3 million in the first three months of 2004 over the same period in 2003 due to the appreciation of the market value of our trading securities portfolio. Interest expense increased $12 million in the first three months of 2004 primarily due to imputed interest on the U.S. merchant lawsuit settlement obligation.

     Income Taxes

     The effective income tax (benefit) rate was 35.3% for the three months ended March 31, 2004 and (35.3%) for the three months ended March 31, 2003.

Liquidity

     We believe our ability to generate cash from our business to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At March 31, 2004, we had $854 million of liquid investments with which to manage operations compared to $880 million at December 31, 2003. We expect that cash and cash equivalents, cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2004 and beyond. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2004 and beyond.

	For the Three Months
	Ended March 31,		Percent
			Change
	2004	2003	2004 vs. 2003
	(in millions)
Cash flow data:
Net cash provided by (used in) operating activities	$13	$(149)	109%
Net cash used in investing activities	(39)	(47)	17%

			Percent
			Change
	March 31, 2004	December 31, 2003	2004 vs. 2003
	(in millions, except ratios)
Balance sheet data:
Current assets	$1,553	$1,610	(4%)
Current liabilities	1,053	1,189	(11%)
Long-term liabilities	1,011	1,009	—
Equity	762	699	9%
Working capital ratio	1.47	1.35	9%

     Cash provided by operating activities in 2004 was generated principally by current period earnings exclusive of non-cash charges for depreciation and amortization, offset by the payment of accounts payable and accrued balances that had increased at December 31, 2003 due to heavy fourth quarter advertising and market development spending in 2003, and payment of 2003 accrued incentive compensation.

     The utilization of cash by investing activities in 2004 was primarily due to the acquisition of a business, and the purchase of, or cost of internally developed, capitalized software. Our capitalized software is essential to providing payment card transaction processing to our members through a proprietary, global computer and telecommunications system.

     Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. We do not believe this rating action will materially impact our liquidity.

     In addition to our liquid investments, we provide for liquidity through a committed $1.2 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 18, 2004. The primary purpose of the Credit Facility is to provide liquidity in the event of one or more settlement failures by MasterCard members. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of March 31, 2004. There were no borrowings under the Credit Facility at March 31, 2004 or December 31, 2003. The lenders under the Credit Facility are members or affiliates of members of MasterCard International.

Future Obligations

     The following table summarizes as of March 31, 2004, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
					More
		Less Than			Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In millions)
Capital leases(a)	$65	$5	$10	$5	$45
Operating leases(b)	124	27	50	35	12
Sponsorship, licensing & other(c)	566	170	301	85	10
U.S. merchant lawsuit and other legal settlements(d)	950	150	200	200	400
Debt(e)	245	5	11	80	149

Total	$1,950	$357	$572	$405	$616

(a)	We have capital leases for property, plant and equipment. Our largest capital lease is for our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	These amounts primarily relate to alliances we have with certain organizations in an attempt to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations.

(d)	These amounts are due in accordance with legal settlements entered into during 2003, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Included in debt are amounts owed on our subordinated notes due June 2008 and secured notes due September 2009. We also have various credit facilities which were not in use at March 31, 2004 that, among other things, would provide liquidity in the event of settlement failures of our members. Our debt obligations would change if one or more of our members failed and we needed the credit facilities to settle on the member’s behalf or if we borrowed under these facilities for other reasons.

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”). EITF 03-01 addresses determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Investments” (“SFAS 115”) and investments accounted for under the cost method or the equity method. The EITF reached a consensus on a model for determining whether an investment within the scope of EITF 03-01 is other-than-temporarily impaired and reached a consensus that investors should provide certain disclosures related to investments that are within the scope of EITF 03-01.

The consensus for evaluating whether an investment is other-than-temporarily impaired should be applied to evaluations made in reporting periods beginning after June 15, 2004. The consensus on additional disclosures for cost method investments is effective for fiscal years ending after June 15, 2004. The adoption of EITF 03-01 is not expected to have an impact on our financial position or results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities created or in which an enterprise obtained an interest after January 31, 2003. The Company adopted FIN 46 on January 1, 2003 and consolidated the variable interest entity as described in Note 2 to the Consolidated Financial Statements included herein. In December 2003, the statement was revised. The adoption of the revisions to FIN 46 did not have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market and forward exchange risk exposures at March 31, 2004 as compared to December 31, 2003.

Item 4. Controls and Procedures

     MasterCard Incorporated’s management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and Shareholders
of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations, consolidated condensed statements of comprehensive income (loss), and consolidated statements of cash flows for each of the three-month periods ended March 31, 2004 and 2003 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’/members’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 4, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

New York, New York
May 10, 2004

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 10 and 11 to the Consolidated Financial Statements included herein.

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

MASTERCARD INCORPORATED

Date: May 10, 2004		(Registrant)

	By:	/s/ ROBERT W. SELANDER

Date: May 10, 2004		Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2004	By:	/s/ CHRIS A. MCWILTON

Chris A. McWilton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.