Form 10-Q
period 2004-06-30
MASTERCARD INC
filed 2004-08-05
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2004

Class A redeemable common stock, par value $.01 per share Class B convertible common stock, par value $.01 per share	84,000,000 16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$441,928	$374,169
Investment securities, at fair value:
Trading	28,494	30,761
Available-for-sale	506,909	505,580
Accounts receivable	253,303	259,429
Settlement due from members	192,695	210,014
Restricted security deposits held for members	85,759	60,524
Prepaid expenses	80,176	92,189
Other current assets	76,176	77,184

Total Current Assets	1,665,440	1,609,850
Property, plant and equipment, at cost (less accumulated depreciation of $309,794 and $288,259)	237,130	258,520
Deferred income taxes	225,828	223,908
Goodwill	203,790	187,881
Other intangible assets (less accumulated amortization of $212,748 and $179,817)	316,766	327,630
Municipal bonds held-to-maturity	195,723	196,141
Other assets	100,476	96,975

Total Assets	$2,945,153	$2,900,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$129,996	$202,604
Settlement due to members	156,278	176,144
Restricted security deposits held for members	85,759	60,524
Obligations under U.S. merchant lawsuit and other legal settlements — current (Note 11)	147,687	155,780
Accrued expenses	515,969	555,165
Other current liabilities	65,098	38,641

Total Current Liabilities	1,100,787	1,188,858
Deferred income taxes	58,038	64,125
Obligations under U.S. merchant lawsuit (Note 11)	542,420	516,686
Long-term debt	229,515	229,574
Other liabilities	188,845	198,321

Total Liabilities	2,119,605	2,197,564
Commitments and Contingent Liabilities (Notes 10 and 13)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued and outstanding 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(219,989)	(359,264)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	72,604	83,210
Net unrealized gain on investment securities available-for-sale	1,459	9,476
Net unrealized loss on derivatives accounted for as hedges	(1,514)	(3,069)

Total accumulated other comprehensive income, net of tax	72,549	89,617

Total Stockholders’ Equity	820,928	698,721

Total Liabilities and Stockholders’ Equity	$2,945,153	$2,900,905

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenue	$647,275	$556,893	$1,241,585	$1,069,108
Operating Expenses
General and administrative	284,660	280,955	561,494	557,847
Advertising and market development	228,824	195,400	396,320	347,694
U.S. merchant lawsuit and other legal settlements	3,896	—	3,896	721,000
Depreciation	13,076	13,706	26,437	26,647
Amortization	18,358	16,887	36,505	33,735

Total operating expenses	548,814	506,948	1,024,652	1,686,923

Operating income (loss)	98,461	49,945	216,933	(617,815)

Other Income (Expense)
Investment income, net	9,290	18,758	21,609	27,738
Interest expense	(16,684)	(18,748)	(34,413)	(24,092)
Minority interest in (earnings) losses of subsidiaries	(27)	81	17	22
Other (expense) income, net	(865)	(54)	(191)	(1,139)

Total other (expense) income	(8,286)	37	(12,978)	2,529

Income (loss) before income taxes	90,175	49,982	203,955	(615,286)
Income tax expense (benefit)	24,468	17,655	64,680	(217,273)

Income (loss) before cumulative effect of accounting change	65,707	32,327	139,275	(398,013)
Cumulative effect of accounting change, net of tax	—	—	—	4,949

Net Income (Loss)	$65,707	$32,327	$139,275	$(393,064)

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$.66	$.32	$1.39	$(3.98)
Cumulative effect of accounting change, net of tax	—	—	—	.05

Net Income (Loss) per Share (Basic and Diluted)	$.66	$.32	$1.39	$(3.93)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Operating Activities
Net income (loss)	$139,275	$(393,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,437	26,647
Amortization	36,505	33,735
Deferred income taxes	1,513	(212,012)
Other	2,061	150
Changes in operating assets and liabilities:
Trading securities	2,267	(4,657)
Accounts receivable	9,152	(7,460)
Settlement due from members	12,720	(3,073)
Prepaid expenses and other current assets	11,146	(19,598)
Accounts payable	(72,439)	(28,657)
Settlement due to members	(16,248)	4,555
Legal settlement accruals, including accretion of imputed interest	17,641	735,079
Accrued expenses	(40,169)	(76,556)
Net change in other assets and liabilities	15,068	(7,819)

Net cash provided by operating activities	144,929	47,270

Investing Activities
Purchases of property, plant and equipment	(5,681)	(50,531)
Capitalized software	(16,609)	(37,166)
Purchases of investment securities available-for-sale	(99,717)	(109,795)
Proceeds from sales of investment securities available-for-sale	84,334	116,255
Acquisition of businesses, net of cash acquired	(29,861)	—
Other investing activities	(7,814)	(972)

Net cash used in investing activities	(75,348)	(82,209)

Financing Activities
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(1,822)	3,476

Net increase (decrease) in cash and cash equivalents	67,759	(31,463)
Cash and cash equivalents — beginning of period	374,169	336,474

Cash and cash equivalents — end of period	$441,928	$305,011

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Common Shares		Additional
		(Accumulated	Income,			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital
	(In thousands)
Balance at January 1, 2004	$698,721	$(359,264)	$89,617	$840	$160	$967,368
Net income	139,275	139,275	—	—	—	—
Other comprehensive loss, net of tax	(17,068)	—	(17,068)	—	—	—

Balance at June 30, 2004	$820,928	$(219,989)	$72,549	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net Income (Loss)	$65,707	$32,327	$139,275	$(393,064)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,242	20,761	(10,606)	27,292
Net unrealized gain (loss) on investment securities available-for-sale	(7,494)	243	(8,017)	(1,434)
Net unrealized gain (loss) on derivatives accounted for as hedges	(681)	(1,529)	1,555	(5,369)

Other comprehensive income (loss) , net of tax	(6,933)	19,475	(17,068)	20,489

Comprehensive Income (Loss)	$58,774	$51,802	$122,207	$(372,575)

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

     Consolidation and basis of presentation — The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2004 classifications. The consolidated financial statements include the accounts of MasterCard and its majority-owned or controlled entities. Intercompany transactions are eliminated in consolidation.

     The Company consolidates majority-owned or controlled entities, including variable interest entities. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

     The consolidated financial statements for the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Supplemental Cash Flows

     The following table includes supplemental cash flow disclosures for the periods:

	Six Months
	Ended June 30,
	2004	2003
Cash paid for income taxes	$27,014	$991
Cash paid for interest	8,517	8,363
Non-cash investing and financing activities:
Consolidation of variable interest entity:
Municipal bonds held-to-maturity	—	(154,000)
Long-term debt	—	149,380
Minority interest	—	4,620
Sale-leaseback transaction:
Capital lease obligation	—	32,627
Bonds held-to-maturity	—	(32,627)

     On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and consolidated the MasterCard International O’Fallon 1999 Trust (the “Trust”) on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The Trust financed the Company’s global technology and operations facility located in O’Fallon, Missouri, named Winghaven, through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009. The redemption value of the minority interest approximates its carrying value. The minority interest will be redeemed by the minority interest holders upon the maturity of the Secured Notes. MasterCard

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

International has a guarantee of 85.15 percent for the Secured Notes outstanding totaling $127,197 at June 30, 2004. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would hold ownership of the facility.

Note 3. Net Income (Loss) Per Share

     The following table sets forth the computation of net income (loss) per share (basic and diluted):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$65,707	$32,327	$139,275	$(398,013)
Cumulative effect of accounting change, net of tax	—	—	—	4,949

Net income (loss)	$65,707	$32,327	$139,275	$(393,064)

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	100,000	100,000	100,000

Income (loss) per share before cumulative effect of accounting change	$.66	$.32	$1.39	$(3.98)
Cumulative effect of accounting change per share, net of tax	—	—	—	.05

Net income (loss) per share (basic and diluted)	$.66	$.32	$1.39	$(3.93)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Included in the liabilities assumed in the acquisition was a liability for exit costs relating to the integration of the Company and EPI (now MasterCard Europe). The changes in the liability for exit costs are summarized as follows:

		Redundant
	Europay	Computer
	Brand/Logo	Systems/Technology	Workforce
	Elimination	Elimination	Reduction	Total
Balance as of December 31, 2003	$10,452	$9,810	$1,042	$21,304
Utilization	(9,452)	(3,174)	(21)	(12,647)
Change in estimate	—	—	(159)	(159)
Change due to currency translation	(215)	(82)	(62)	(359)

Balance as of June 30, 2004	$785	$6,554	$800	$8,139

Note 5. Goodwill

     The changes in the carrying amount of goodwill since December 31, 2003 are as follows:

Balance as of December 31, 2003	$187,881
Acquisition of businesses, net of tax	20,225
Foreign currency translation	(4,211)
Other	(105)

Balance as of June 30, 2004	$203,790

     In February 2004, the Company acquired a research and advisory firm focused exclusively on the global financial services industry. In May 2004, the Company acquired a consulting firm specializing in the optimization of customer relationships. These acquisitions did not have a material impact on the Company’s operating results for the three and six months ended June 30, 2004.

Note 6. Other Intangible Assets

     The following table sets forth gross and net intangible assets, other than goodwill:

	June 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Capitalized software	$299,628	$(177,254)	$122,374	$283,217	$(148,408)	$134,809
Trademarks and tradenames	22,537	(12,922)	9,615	20,204	(9,802)	10,402
Other	8,276	(1,693)	6,583	728	(728)	—

Total amortizable intangible assets	330,441	(191,869)	138,572	304,149	(158,938)	145,211
Unamortizable intangible assets:
Customer relationships	178,194	—	178,194	182,419	—	182,419

Total	$508,635	$(191,869)	$316,766	$486,568	$(158,938)	$327,630

     Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements offset by the translation of capitalized software denominated in foreign currency. MasterCard’s acquisitions during the first six months of 2004 discussed in Note 5 herein resulted in an increase in trademarks and tradenames in the amount of $2,650 and other amortizable intangible assets, including covenants not to compete, customer lists and a research library, in the amount of $7,548. Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, customer relationships assumed in the acquisition of EPI on June 28, 2002 decreased by $4,225 during the first six months of 2004.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Amortization expense on the assets above was $18,358 and $16,887 for the three months ended June 30, 2004 and 2003, respectively, and $36,505 and $33,735 for the six months ended June 30, 2004 and 2003, respectively. Impairment losses on capitalized software were nominal in both periods.

     The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the six months ending December 31, 2004	$36,527
For the year ending December 31, 2005	51,853
For the year ending December 31, 2006	33,121
For the year ending December 31, 2007	12,118
For the year ending December 31, 2008	2,642
For the year ending December 31, 2009 and thereafter	2,311

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

     Net periodic pension cost is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$4,038	$4,214	$8,076	$8,428
Interest cost	2,449	2,119	4,898	4,238
Expected return on plan assets	(2,580)	(2,165)	(5,160)	(4,330)
Amortization of prior service credit	(79)	(79)	(158)	(158)
Recognized actuarial loss	318	890	636	1,780

Net periodic pension cost	$4,146	$4,979	$8,292	$9,958

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

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employers that sponsor postretirement benefit plans that provide prescription drug benefits. The Company has determined that the enactment of the Medicare Modernization Act was not a significant event with respect to its plans, and accordingly, as required by FSP 106-2, the effects of the Act will be incorporated into our December 31, 2004 measurement of the plan’s benefit obligations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Net periodic postretirement benefit cost is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$774	$644	$1,548	$1,288
Interest cost	741	557	1,482	1,114
Amortization of prior service cost	17	17	34	34
Amortization of transition obligation	145	145	290	290
Recognized actuarial gain	—	(38)	—	(76)

Net periodic postretirement benefit cost	$1,677	$1,325	$3,354	$2,650

     The Company does not expect to make any contributions to its postretirement plan in 2004. The Company funds its postretirement benefits as payments are required through cash flows from operations.

Note 9. Credit Facility

     On June 18, 2004, the Company entered into a committed unsecured $1,950,000 revolving credit facility (the “Credit Facility”) with certain financial institutions, which expires on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. The Credit Facility replaced MasterCard Incorporated’s prior $1,200,000 credit facility which expired on June 18, 2004. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility were to exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2004. There were no borrowings under the Credit Facility at June 30, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

     MasterCard Europe has cancelled an uncommitted credit agreement totaling 30,000 euros as of June 30, 2004.

Note 10. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable operating or capital leases for office buildings and equipment, sponsorships and licensing and other agreements at June 30, 2004 are as follows:

				Sponsorships,
		Capital	Operating	Licensing &
	Total	Leases	Leases	Other
The remainder of 2004	$160,685	$4,195	$21,637	$134,853
2005	214,574	6,509	29,423	178,642
2006	150,858	3,780	23,500	123,578
2007	78,069	3,034	19,871	55,164
2008	51,519	2,269	15,917	33,333
Thereafter	70,379	43,969	15,294	11,116

Total	$726,084	$63,756	$125,642	$536,686

     Included in the table above are capital leases with imputed interest expense of $17,267 and a net present value of minimum lease payments of $46,489. In addition, at June 30, 2004, $25,956 of the future minimum payments in the table above for operating leases, sponsorships and licensing and other agreements was accrued.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Consolidated rental expense for the Company’s office space was approximately $8,042 and $7,157, respectively, for the three months ended June 30, 2004 and 2003 and $15,917 and $14,321 for the six months ended June 30, 2004 and 2003, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,722 and $2,286 for the three months ended June 30, 2004 and 2003, respectively, and $5,266 and $4,605, respectively, for the six months ended June 30, 2004 and 2003, respectively.

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

Note 11. U.S. Merchant Lawsuit and Other Legal Settlements

     During 2003, MasterCard settled the U.S. merchant lawsuit described in Note 13 herein and contract disputes with certain customers. MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in the U.S. merchant lawsuit on April 30, 2003. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement required the Company to pay $125,000 in 2003 and requires it to pay $100,000 annually in December from 2004 through 2012. In addition, the Company adopted rules which permit U.S. merchants to elect not to accept MasterCard branded debit (or credit) cards, implemented programs to allow merchants to identify debit cards, provide signage to merchants and established a separate debit interchange rate for a required period. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 13.

     For the year ended December 31, 2003, the total pre-tax charge recorded for the U.S. merchant lawsuit and other legal settlements was $763,460. The primary component of this charge was made in connection with the signing of the MOU, for which MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the six months ended June 30, 2003, consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. This amount was an estimate, which was revised during the three months ended December 31, 2003 based on approval of the Settlement Agreement by the court and other factors. The Company continued to review these estimates and made an additional charge of $3,896 during the three months ended June 30, 2004. If necessary, future refinements to the charge will also be made. Payments relating to these settlements and costs of $5,250 and $11,351 were made during the three and six months ended June 30, 2004, respectively. Included in interest expense is imputed interest on the U.S. merchant lawsuit settlement of $12,674 and $14,079 for the three months ended June 30, 2004 and 2003, respectively, and $25,096 and $14,079 for the six months ended June 30, 2004 and 2003, respectively.

     As noted above and described further in Note 13, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt out” merchant lawsuits are not covered by the terms of the Settlement Agreement.

Note 12. Income Tax

     The effective tax rate for the three and six months ended June 30, 2004 was 27.1% and 31.7%, respectively, compared to 35.3% in each of the three and six months ended June 30, 2003. The decrease in the rate in 2004 is primarily attributable to discrete items that occurred in the second quarter. The primary discrete items were the favorable settlement and reassessment of various tax controversies and the filing and recognition of refund claims, partially offset by an increase in the valuation allowance for the future realization of a benefit from a capital loss carryover. Absent the discrete items our effective tax rate for the three and six months ended June 30, 2004 would have been 36.9% and 36.0%, respectively. The increase in the three and six months ended June 30, 2004 before discrete items is primarily attributable to a change in the geographic distribution of pretax income from taxable jurisdictions with lower rates to those with higher rates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

Note 13. Legal Proceedings

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

     MasterCard appealed the judge’s ruling with respect to the CPP and on February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. On September 17, 2003 a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On January 9, 2004, the Second Circuit denied MasterCard’s petition for a rehearing en banc. On May 10, 2004, MasterCard filed a petition for certiorari with the Supreme Court. The District Court’s final judgment remains stayed pending a decision on MasterCard’s petition for a writ of certiorari to the Supreme Court.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the status quo that the District Court judge in the DOJ case sought to preserve in her decision to stay her final judgment pending appeal, and would be inconsistent with the final judgment if it is preserved on appeal. On December 8, 2003, the District Court judge ruled that the District Court lacked jurisdiction to issue an injunction, but held that the court would have the authority to rescind contracts entered into by issuers with Visa during the time that the settlement service fee was in effect if the court’s final judgment is upheld on appeal and the court finds that the settlement service fee violates the final judgment. At this time it is not possible to determine the ultimate resolution of this matter.

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

     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California state law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003 and on December 29, 2003, MasterCard appealed the judgment. MasterCard’s appeal brief was filed on July 28, 2004. The final judgment and restitution process have been stayed pending MasterCard’s appeal. With respect to restitution, MasterCard believes that it is likely to prevail on such appeal.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois and Tennessee seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On December 12, 2003, the action in Kentucky was dismissed. On July 28, 2004, a New York state action was dismissed without prejudice.

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

Merchant Chargeback-Related Litigations

     On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focused on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. The Court has yet to schedule oral argument on the motion.

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

     At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. For reasons set forth above, no provision for losses has been provided in connection with these litigations.

U.S. Merchant Opt Out and Consumer Litigations

     Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which requires merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. A number of class members have appealed the district court’s approval of the settlement to the Second Circuit Court of Appeals. These appeals are largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release. The Second Circuit has scheduled oral argument on these appeals for August 25, 2004. For a further description of the U.S. merchant lawsuit settlement, see Note 11.

     Several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York and we expect that all of these cases will be tried in that Court for, at minimum, pretrial issues. On December 31, 2003, MasterCard entered into an agreement to settle claims brought by an “opt out” merchant. On March 19, 2004, the opt out merchants amended their complaints to include allegations, among other things: (i) that MasterCard’s (and Visa’s) interchange fees contravene the Sherman Act and (ii) that the opt out merchants were harmed by MasterCard’s CPP. MasterCard filed its response to the amended complaints on April 21, 2004. On July 1, 2004, MasterCard and CVS entered into a settlement and release resolving CVS’s claims against MasterCard. On July 9, 2004, the District Court entered an order dismissing with prejudice CVS’s complaint against MasterCard. MasterCard continues to be involved in court-ordered mediation with the remaining opt out merchant plaintiffs while discovery continues to proceed.

     In addition, there are currently related actions against MasterCard International in 19 different state courts and the District of Columbia. In a number of state courts there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. The Supreme Court in the State of New York and the Circuit Court for the State of Michigan have granted MasterCard’s motion to dismiss with prejudice. On June 21, 2004, the plaintiffs in the New York case filed a notice of appeal. The plaintiffs’ time in which to file an appeal of the Michigan court’s ruling is currently running. MasterCard is awaiting decisions on its motions to dismiss in the other state courts. At this time, it is not possible to determine the outcome of these consumer cases. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

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

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. The MIF and MSF are established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice. On February 11, 2003, the OFT issued a supplemental notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice.

     MasterCard Europe and MMF are engaged in discussions with the OFT in order to determine under what conditions, if any, the OFT would issue a favorable ruling regarding the MasterCard U.K. MIF. If MasterCard and MMF are unsuccessful in obtaining a favorable ruling, the OFT could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its U.K. MIF. Because the MIF constitutes an essential element of MasterCard’s U.K. operations, a negative decision by the OFT could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In the event of a negative decision by the OFT, MasterCard intends to appeal to the Competition Appeals Tribunal and to seek interim relief. At this time, it is not possible to determine the ultimate resolution of this matter.

     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. At this time it is not possible to determine the outcome of this proceeding.

     Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Spain, New Zealand, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices. At this time it is not possible to determine the outcome of these proceedings.

Note 14. Settlement and Travelers Cheque Risk Management

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

     Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, at June 30, 2004 and December 31, 2003 was as follows:

	June 30,	December 31,
	2004	2003
MasterCard-branded transactions:
Gross legal settlement exposure	$12,204,020	$11,880,152
Collateral held for legal settlement exposure	(1,440,816)	(1,344,621)

Net uncollateralized settlement exposure	$10,763,204	$10,535,531

Uncollateralized settlement exposure attributable to non-compliant members	$317,500	$250,984

Cirrus and Maestro transactions:
Gross legal settlement exposure	$678,089	$591,317

     Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 57% and 58% in North America and 22% and 22% in Europe at June 30, 2004 and December 31, 2003, respectively.

     A significant portion of the uncollateralized settlement exposure attributable to non-compliant members is concentrated in five members ($233,895) and three members ($157,955) at June 30, 2004 and December 31, 2003, respectively. The increase in total uncollateralized exposure for all non-compliant members is mainly attributable to new risk standards that were established on January 1, 2004.

     MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,228,658 and $1,205,921 at June 30, 2004 and December 31, 2003, respectively.

     A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $1,021,614 and $996,927 at June 30, 2004 and December 31, 2003, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $33,390 and $32,101 at June 30, 2004 and December 31, 2003, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. However, if circumstances in the future change, they may require the Company to reassess whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

Note 15. Foreign Exchange Risk Management

     The Company enters into foreign exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies. We also enter into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency and summarized below:

U.S. Dollar Functional Currency

	June 30, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$47,753	$(647)	$64,147	$595
Commitments to sell foreign currency	51,436	(299)	60,162	(46)

Euro Functional Currency

	June 30, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$110,279	$(1,599)	$178,030	$(5,112)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, Canadian dollar, Japanese yen, U.K. pounds sterling, Swiss franc, and Mexican peso. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,514 and $3,069 of net losses in accumulated other comprehensive income as of June 30, 2004 and December 31, 2003, respectively, all of which are expected to be reclassified to earnings within the next six months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at June 30, 2004 and December 31, 2003.

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

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business of the Annual Report on Form 10-K of MasterCard for the year ended December 31, 2003.

Overview

     Revenues increased 16% in the second quarter of 2004 and for the six months ended June 30, 2004 from the comparable periods in 2003. Of this increase, 1% and 2%, respectively, was due to the weakening of the U.S. dollar against the euro in 2004 versus the comparable periods in 2003, which created a favorable foreign currency translation. Revenues are growing due to increases in the number of transactions processed and related volumes. We continue to experience favorable transaction and volume growth on cards carrying our brands due to consumers’ increasing preference for making electronic payments globally and as a result of our strategy to win incremental business from our key customers. In addition, the conflict in Iraq, the threat of terrorism and SARS negatively impacted cross border travel in the beginning of 2003. In 2004, our cross border transactions have increased significantly as international travel returns to more normal levels.

     We continue to focus on cost containment. Accordingly, operating expenses declined as a percentage of total revenues during 2004 from the comparable periods in 2003. We have focused our cost management efforts on our general and administrative expenses resulting in only a 1% increase from 2003. Excluding the impact of the U.S. merchant lawsuit and other legal settlements, our operating expenses increased 8% in the second quarter of 2004 and 6% for the six months ended June 30, 2004 from the comparable periods in 2003, of which 1% and 2%, respectively, was due to the weakening of the U.S. dollar against the euro creating an unfavorable currency translation. We realize the importance of building brand recognition, promoting brand acceptance, and enhancing the development of our programs and services. Therefore, advertising and marketing spending continue to increase.

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

     Our consolidated balance sheets reflect significant amounts of goodwill and intangible assets related to acquisitions we have made. Impairment charges could be incurred if operating results of these acquired entities do not meet our expectations.

     Legal and Regulatory Impact on our Business

     Our financial results have been and will continue to be significantly influenced by the legal and regulatory environment in which we operate our business. MasterCard is a party to several legal and regulatory proceedings, as discussed in Note 13 to the Consolidated Financial Statements included herein, which could have a material adverse impact on our business. In particular, any of the following outcomes to our legal and regulatory proceedings could adversely affect our results of operations and liquidity:

•	if regulatory challenges to interchange fees, which we set for our customers under certain circumstances, are successful, our customers could reduce their use of payment programs carrying our brands, thereby negatively impacting our future revenues;

•	if we ultimately are unsuccessful in our litigation with the U.S. Department of Justice concerning our Competitive Programs Policy, some of our customers may choose to do business with American Express or Discover, which could reduce our revenues;

•	if we are unsuccessful in our state and federal lawsuits regarding our currency conversion practices, we could be required to change these practices, pay damages or provide other equitable relief, which could have an adverse impact on our results of operations;

•	if we do not prevail in the lawsuits brought by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit or in the related consumer cases, then we could be subject to damages, which could adversely impact our results of operations; and

•	if we are unsuccessful in our litigations related to our chargeback rules, we could be forced to change our chargeback rules and pay damages, which could adversely affect our results of operations.

     See Note 13 to the Consolidated Financial Statements included herein for a discussion of these and other legal and regulatory proceedings to which we are a party.

     We earn a portion of our revenues in connection with MasterCard-branded offline debit cards issued in the United States. Following the settlement of the U.S. merchant lawsuit in 2003, Visa U.S.A., Inc. implemented a bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a fee if they reduce their debit volume by more than 10%. If Visa is permitted to enforce this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and effectively prevent them from converting their debit cards to the MasterCard brand. MasterCard has challenged the validity of this bylaw provision. In addition, under the Settlement Agreement in the U.S. merchant lawsuit, merchants have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. These scenarios may be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.

Results of Operations

     Key selected financial and operating data for the three and six months ended June 30, 2004 and 2003 is included in the table below:

	Three Months		Percent	Six Months		Percent
	Ended June 30,		Increase (Decrease)	Ended June 30,		Increase (Decrease)
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
			(in millions, except per share amounts and percentages)
Operations fees	$397	$353	13%	$769	$668	15%
Assessments	250	204	23%	473	401	18%

Revenue	647	557	16%	1,242	1,069	16%

General and administrative	285	281	1%	562	558	1%
Advertising and market development	229	195	17%	396	348	14%
U.S. merchant lawsuit and other legal settlements	4	—	—	4	721	(99%)
Depreciation and amortization	31	31	—	63	60	5%

Total operating expenses	549	507	8%	1,025	1,687	(39%)

Operating income (loss)	98	50	96%	217	(618)	135%
Total other income (expense)	(8)	—	—	(13)	3	(533%)

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	90	50	80%	204	(615)	133%
Income tax expense (benefit)	24	18	33%	65	(217)	130%
Cumulative effect of accounting change, net of tax	—	—	—	—	5	(100%)

Net income (loss)	$66	$32	106%	$139	$(393)	135%

Net income (loss) per share (basic and diluted)	$.66	$.32	106%	$1.39	$(3.93)	135%
Weighted average shares outstanding (basic and diluted)	100	100	—	100	100	—
Effective tax rate	27.1%	35.3%		31.7%	35.3%
Gross dollar volume on a U.S. dollar converted basis (in billions)	$349	$312	12%	$681	$603	13%
Processed transactions	2,691	2,406	12%	5,157	4,601	12%

     Our functional currency is primarily the U.S. dollar except for MasterCard Europe, whose functional currency is the euro. Accordingly, our results of operations have been impacted by movements of the euro against the U.S. dollar. As the euro strengthened against the U.S. dollar during the three and six months ended June 30, 2004 compared to the same periods in 2003, MasterCard Europe’s revenue and expenses increased as a result of translation into U.S. dollar amounts. In addition, we assess our members for foreign currency denominated transactions based on the equivalent U.S. dollar volume of their card programs. Since the U.S. dollar devalued against most major currencies, our revenues increased accordingly.

Revenues

     Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. We establish standards and procedures for the acceptance and settlement of our customers’ transactions on a global basis. We do not issue cards, set fees, or determine the interest rates consumers will be charged on MasterCard-branded cards. Our issuing customers have the responsibility for determining these and most other competitive card features. Our revenues are based upon transactional information accumulated by our systems and/or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and historical and projected customer performance.

     The U.S. market remains our largest geographic market based on revenues, however, international revenues are growing at a faster rate than U.S. revenues for the three and six months ended June 30, 2004. Revenue generated in the U.S. accounted for approximately 59% and 64% of our total revenue for the three months ended June 30, 2004 and 2003, respectively, and was 58% and 64% of our total revenue for the six months ended June 30, 2004 and 2003, respectively.

     Operations Fees

     Operations fees primarily represent user fees for authorization, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $44 million or 13% and $101 million or 15% in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The significant changes in operations fees were as follows:

	Dollar Change Increase (Decrease)
	(in millions)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2004 vs. 2003	2004 vs. 2003
Authorization, settlement and switch	$31	$69
Currency conversion	15	25
Warning bulletins	(1)	(4)
Incentives and rebates	(6)	(11)
Excessive chargebacks	(9)	(9)
Other operations fees	14	31

	$44	$101

•	Authorization, settlement and switch revenues increased primarily due to increased transactions processed through our systems of 12% in the three and six months ended June 30, 2004, as a result of economic recovery in various regions in which we do business. A portion of the increase in transactions is attributable to the acquisition of the Switch brand in the U.K. and Redeshop brand in Brazil. In addition, volatility of exchange rates in 2004 contributed to increased trading settlement revenue versus prior periods.

•	Currency conversion revenues increased as a result of greater cross border transactions in 2004 by cardholders in all regions. These revenues fluctuate with cross border travel. The conflict in Iraq, the threat of terrorism and SARS negatively impacted cross border travel in the beginning of 2003, which began to return to more normal levels in 2004.

•	Fees for warning bulletins, which are listings of restricted cards, decreased primarily due to issuers of MasterCard-branded cards shifting from a paper-based version of restricted card listings to lower priced electronic versions.

•	Our pricing structure rewards our customers with lower prices in exchange for certain volume, share and other commitments. We offer tiered pricing for our services, therefore as our customers grow and merge, they move into lower relative pricing for the same level of services. In addition to tiered pricing, incentives and rebates to certain customers continue to increase and are recorded as a reduction of revenue. Rebates and incentives are primarily based on transactions and volumes and accordingly increase with increases in these variables.

•	Excessive chargeback fees are applied to acquiring banks that acquire transactions from merchants that experience a high level of disputed claims from their customers. In the second quarter 2003, an acquiring bank conducted business with these types of merchants and therefore, in accordance with MasterCard rules, was charged this fee.

•	Other operations fees represent various revenue streams that relate to our transaction processing services. These revenues increased due to an overall increase in the demand for our programs and services. However, the change in any individual revenue line was not considered material. Examples of these revenues are fees for acceptance development, consulting and holograms.

Assessments

     Assessments are based primarily on our customers’ gross dollar volume (“GDV”) of MasterCard transactions. GDV represents gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services including balance transfers and convenience checks. In the three and six months ended June 30, 2004, assessments revenue grew $46 million, or 23%, and $72 million, or 18%, respectively, over the same periods in 2003. GDV growth was 9% when measured in local currency terms in each of the three and six months ended June 30, 2004 over the same periods in 2003 and 12% and 13%, respectively, when measured on a U.S. dollar converted basis.

     In addition to the increase in GDV, assessments growth in 2004 was also due to the following factors:

•	The expansion of new and existing market development programs in Europe and Latin America accounted for assessments growth of $11 million or 5% for the quarter and $17 million or 4% year to date. In these countries, customers are charged a fee based on volume, which MasterCard then reinvests in the country to promote the MasterCard brand.

•	The assessment rates vary based on the nature of transactions which generate the volumes. In 2004, there was stronger growth in international volumes and purchase volumes, which are assessed at higher rates than domestic volumes and cash volumes, respectively.

•	Rebates and incentives provided to customers reduce revenue and moderate assessments growth. These rebates and incentives generally are based on card generated volume as well as a fixed component for the issuance of new cards or launch of new programs. In the three and six months ended June 30, 2004, these rebates and incentives increased $6 million and $23 million, respectively, compared to the same periods in 2003. However, rebates and incentives as a percentage of assessments declined 3% for the quarter from the comparable period in 2003, which had a positive impact on assessments growth in the quarter.

Operating Expenses

     Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit and other legal settlements, and depreciation and amortization expenses. In the three months ended June 30, 2004, there was an increase in operating expenses of $42 million or 8% over the same period in 2003 primarily due to advertising and marketing. In the six months ended June 30, 2004, there was a decrease in operating expenses of $662 million or 39% over the same period in 2003, an increase of $59 million or 6% excluding the $721 million resulting from the charge to earnings related to the U.S. merchant lawsuit occurring in 2003.

General and Administrative

     General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. These activities accounted for approximately 44% and 50% of total revenue in the three months ended June 30, 2004 and 2003, respectively, and 45% and 52% of total revenues in the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses for the quarter and year to date remained substantially the same in 2004 versus 2003 as a result of our strategy to limit expense growth; however the components of general and administrative expenses changed between the periods as follows:

•	Professional fees increased $10 million and $6 million in the quarter and year to date, respectively, over the same periods in 2003. The increase is due to higher legal fees and accounting services related to compliance with the Sarbanes-Oxley Act.

•	Telecommunications expense decreased $6 million and $10 million in the quarter and year to date, respectively, over the same periods in 2003 due to the ongoing evaluation of our telecommunication needs, including the renegotiation of certain contracts with service providers.

     Advertising and Market Development

     Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brands and assist our customers to achieve their goals by raising consumer awareness and usage of cards carrying our brand. The activities accounted for approximately 35% of total revenue in the second quarter of 2004 and 2003, respectively, and 32% and 33% of total revenue in the six months ended June 30, 2004 and 2003, respectively. Advertising and market development expenses increased $34 million or 17% and $48 million or 14% in the three and six months ended June 30, 2004, respectively, over the same periods in 2003.

     Our advertising and market development expenses increased as a result of a number of key initiatives in 2004. In 2002, MasterCard implemented a four-year plan to accelerate our profitable growth and to enhance the global position of MasterCard and its customers by significantly expanding its spending in advertising and market development. For the three months ended June 30, 2004 and 2003, we spent $44 million and $45 million, respectively, and in the six months ended June 30, 2004 and 2003, we spent $79 million and $66 million, respectively, on advertising and marketing relating to this plan. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services in certain markets. We will continue to evaluate the extent of these initiatives in light of changing market conditions. The major advertising and market development activities increased as follows during the three and six months ended June 30, 2004:

•	Advertising increased $30 million in the quarter and $52 million year to date over the same periods in 2003. Our Priceless campaign continues to be successful in 96 countries and 47 languages and we plan to continue to invest significantly in this campaign. In addition to the four-year plan mentioned above, MasterCard has an agreement to promote brand migration from Eurocard to MasterCard in Germany. MasterCard advertising expense under this agreement increased $6 million and $10 million during the quarter and year to date, respectively, over the same periods in 2003.

•	Promotions increased $6 million in the quarter and decreased $5 million year to date over the same periods in 2003. Promotional expenses vary based on the timing of the programs undertaken during the relevant period. Promotions which began during the first half of 2004 include Priceless Edge and the MasterCard “Weekend Matters” Sweepstakes.

•	Sponsorships decreased $3 million in the quarter and increased $2 million year to date over the same periods in 2003. Sponsorship expenses vary based on the timing of the specific events covered by the sponsorship agreements. We are sponsors of the World Cup, UEFA Champions League, certain NFL teams, Major League Baseball, the Professional Golf Association and Universal Studios, among others.

     The MasterCard family of brands, principally MasterCard, is a valuable strategic asset which conveys a symbol that can be readily identified by our customers, as well as our cardholders, creating value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our MasterCard brand reputation, image and ultimate value.

     Merchant Lawsuit

     For the six months ended June 30, 2003, the total pre-tax charge recorded for the U.S. merchant lawsuit was $721 million. The primary components of this charge were (i) the monetary amount of the U.S. merchant settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant settlement, and (iii) costs to address certain merchants who opted not to participate in the U.S. merchant lawsuit. This amount was an estimate, which was revised during the three months ended December 31, 2003 based on approval of the Settlement Agreement by the court, and other factors. The Company reviewed these estimates and made an additional charge of $4 million in the three months ended June 30, 2004. If necessary, future refinements will also be made. Relating to these settlements, payments of $5 million and $11 million were made during the three and six months ended June 30, 2004, respectively.

     Depreciation and Amortization

     Depreciation and amortization expenses were relatively consistent in the three and six months ended June 30, 2004, compared to the same periods in 2003. Our business is dependent on the technology that we use to process transactions, which is continuously updated and improved. Therefore, our investments in capitalized software and related amortization also continue to increase.

     Other Income and Expense

     Other income (expense) is comprised primarily of investment income and interest expense. Investment income decreased $9 million and $6 million in the three and six months ended June 30, 2004, respectively, over the same periods in 2003 resulting from a decline in the market value of the trading securities portfolio which had significant appreciation in the comparable periods in 2003. Interest expense decreased $2 million and increased $10 million in the three and six months ended June 30, 2004, respectively, primarily due to changes in imputed interest on the U.S. merchant lawsuit settlement obligation.

     Income Taxes

     The effective tax rate for the three and six months ended June 30, 2004 was 27.1% and 31.7%, respectively, compared to 35.3% in each of the three and six months ended June 30, 2003. The decrease in the rate in 2004 is primarily attributable to discrete items that occurred in the second quarter. The primary discrete items were the favorable settlement and reassessment of various tax controversies and the filing and recognition of refund claims, partially offset by an increase in the valuation allowance for the future realization of a benefit from a capital loss carryover. Absent the discrete items our effective tax rate for the three and six months ended June 30, 2004 would have been 36.9% and 36.0%, respectively. The increase in the three and six months ended June 30, 2004 before discrete items is primarily attributable to a change in the geographic distribution of pretax income from taxable jurisdictions with lower rates to those with higher rates.

Liquidity

     We believe our ability to generate cash from our operations to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At June 30, 2004, we had $949 million of liquid investments with which to manage operations, compared to $880 million at December 31, 2003. We expect that cash and cash equivalents, cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2004 and beyond. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2004 and beyond.

	Six Months Ended
	June 30,
			Percent Change
	2004	2003	2004 vs. 2003
	(in millions, except percentages)
Cash flow data:
Net cash provided by operating activities	$145	$47	209%
Net cash used in investing activities	(75)	(82)	9%

			Percent Change
	June 30, 2004	December 31, 2003	2004 vs. 2003
	(in millions, except ratios)
Balance sheet data:
Current assets	$1,665	$1,610	3%
Current liabilities	1,101	1,189	(7%)
Long-term liabilities	1,019	1,009	1%
Stockholders’ equity	821	699	17%
Working capital ratio	1.51	1.35	12%

     Net cash provided by operating activities in 2004 was generated principally by current period earnings exclusive of non-cash charges for depreciation and amortization, offset by the payment of accounts payable and accrued balances that had increased at December 31, 2003 due to heavy fourth quarter 2003 advertising and market development activity and payment of 2003 accrued incentive compensation during the first six months of 2004.

     The utilization of cash by investing activities in 2004 was primarily due to the acquisition of certain businesses as described in Note 5 to the Consolidated Financial Statements included herein, and the purchase of, or cost of internally developed, capitalized software. Our capitalized software is essential to providing payment card transaction processing to our customers through our proprietary global computer and telecommunications system.

     In addition to our liquid investments, we provide for liquidity through a committed $1.95 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 17, 2005. The Credit Facility replaced MasterCard Incorporated’s prior $1.2 billion credit facility which expired on June 18, 2004. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2004. There were no borrowings under the Credit Facility at June 30, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

     In addition, as of June 30, 2004, MasterCard Europe cancelled an uncommitted credit agreement totaling 30 million euros.

Future Obligations

     The following table summarizes our obligations as of June 30, 2004 that are expected to impact liquidity and cash flows in future periods. We believe that we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
		1 Year			More Than
	Total	or Less	2-3 Years	4-5 Years	5 Years
	(in millions)
Capital leases(a)	$64	$4	$10	$5	$45
Operating leases(b)	126	22	53	36	15
Sponsorship, licensing & other(c)	536	135	302	89	10
U.S. merchant lawsuit and other legal settlements(d)	948	148	200	200	400
Debt(e)	250	5	11	85	149

Total	$1,924	$314	$576	$415	$619

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	Amounts primarily relate to alliances we have with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations.

(d)	Amounts due in accordance with legal settlements entered into during 2003 and refined in 2004, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Debt represents principal and interest owed on our subordinated notes due June 2008 and Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at June 30, 2004 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we needed these credit facilities to settle on our members’ behalf or if we borrowed under these facilities for other reasons.

Recent Accounting Pronouncements

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employers that sponsor postretirement benefit plans that provide prescription drug benefits. The Company has determined that the enactment of the Medicare Modernization Act was not a significant event with respect to its plans, and accordingly, as required by FSP 106-2, the effects of the Act will be incorporated into our December 31, 2004 measurement of the plan’s benefit obligations.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities created or in which an enterprise obtained an interest after January 31, 2003. The Company adopted FIN 46 on January 1, 2003 and therefore consolidated its variable interest entity as described in Note 1 and 2 to the Consolidated Financial Statements included herein. In December 2003, FIN 46 was revised. The adoption of the revisions to FIN 46 did not have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2004 as compared to December 31, 2003.

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

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of June 30, 2004, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income (loss) for each of the three- and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six-month period ended June 30, 2004 and 2003 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’/members’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 4, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
New York, NY
August 5, 2004

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 11 and 13 to the Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of MasterCard Incorporated was held on May 10, 2004. A total of 77,087,716 shares of common stock were represented by proxy at the meeting. The sole item on the agenda for the annual meeting was the election of directors. The names of the nominees elected as directors and the number of votes for or withheld for each nominee is listed below:

Director	For	Withheld
William F. Aldinger	76,987,105	100,611
Silvio Barzi	76,987,105	100,611
Augusto M. Escalante	76,987,105	100,611
Richard D. Fairbank	76,987,105	100,611
Baldomero Falcones Jaquotot	76,987,105	100,611
Bernd M. Fieseler	76,987,105	100,611
Iwao Iijima	76,987,105	100,611
Donald H. Layton	76,987,105	100,611
Michel Lucas	76,987,105	100,611
Norman C. McLuskie	76,987,105	100,611
Robert W. Pearce	76,987,105	100,611
Michael T. Pratt	76,987,105	100,611
Robert W. Selander	76,987,105	100,611
Dato’ Tan Teong Hean	76,987,105	100,611
Jac Verhaegen	76,987,105	100,611
Lance L. Weaver	76,987,105	100,611
Robert B. Willumstad	76,987,105	100,611
Mark H. Wright	76,991,973	95,743

     There were no abstentions or broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Refer to the Exhibit Index herein.

     (b) Reports filed on Form 8-K:

     On May 3, 2004, the Company filed a Current Report on Form 8-K announcing the performance results for the Company’s MasterCard-branded payment programs for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
Date: August 5, 2004	(Registrant)

By: /s/ ROBERT W. SELANDER
Date: August 5, 2004	Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2004	By: /s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2004	By: /s/ LISA WAGNER
Lisa Wagner
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

10.1	$1,950,000,000 Credit Agreement dated as of June 18, 2004, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger, Citibank, N.A. as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger.

*10.2	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The registrant has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the Securities and Exchange Commission.