Form 10-Q
period 2004-09-30
MASTERCARD INC
filed 2004-11-09
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2004

Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$578,802	$374,169
Investment securities, at fair value:
Trading	25,925	30,761
Available-for-sale	511,501	505,580
Accounts receivable	284,944	259,429
Settlement due from members	199,620	210,014
Restricted security deposits held for members	89,743	60,524
Prepaid expenses	116,965	92,189
Other current assets	64,929	77,184

Total Current Assets	1,872,429	1,609,850
Property, plant and equipment, at cost (less accumulated depreciation of $322,108 and $288,259)	232,654	258,520
Deferred income taxes	248,272	223,908
Goodwill	203,718	187,881
Other intangible assets (less accumulated amortization of $206,232 and $158,938)	313,869	327,630
Municipal bonds held-to-maturity	195,295	196,141
Other assets	110,963	96,975

Total Assets	$3,177,200	$2,900,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank overdraft	$7,642	$—
Accounts payable	168,777	202,604
Settlement due to members	150,114	176,144
Restricted security deposits held for members	89,743	60,524
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 11 and 13)	133,408	155,780
Accrued expenses	589,518	555,165
Other current liabilities	58,585	38,641

Total Current Liabilities	1,197,787	1,188,858
Deferred income taxes	67,271	64,125
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 11 and 13)	555,353	516,686
Long-term debt	229,508	229,574
Other liabilities	196,525	198,321

Total Liabilities	2,246,444	2,197,564
Commitments and Contingencies (Notes 10 and 13)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued and outstanding 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(122,474)	(359,264)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	76,301	83,210
Net unrealized gain on investment securities available-for-sale	5,216	9,476
Net unrealized loss on derivatives accounted for as hedges	(1,275)	(3,069)

Total accumulated other comprehensive income, net of tax	80,242	89,617

Total Stockholders’ Equity	926,136	698,721

Total Liabilities and Stockholders’ Equity	$3,177,200	$2,900,905

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Revenues, net	$667,841	$594,169	$1,909,426	$1,663,277
Operating Expenses:
General and administrative	284,923	255,281	846,417	813,128
Advertising and market development	190,078	183,046	586,398	530,740
U.S. merchant lawsuit and other legal settlements (Notes 11 and 13)	14,112	8,759	18,008	729,759
Depreciation	12,379	12,758	38,816	39,405
Amortization	16,798	15,425	53,303	49,160

Total operating expenses	518,290	475,269	1,542,942	2,162,192

Operating income (loss)	149,551	118,900	366,484	(498,915)

Other Income (Expense):
Investment income, net	11,205	12,121	32,814	39,859
Interest expense	(17,792)	(18,722)	(52,205)	(42,814)
Minority interest in losses of subsidiaries	54	77	71	99
Other (expense) income, net	(2,303)	(936)	(2,494)	(2,075)

Total other (expense) income	(8,836)	(7,460)	(21,814)	(4,931)

Income (loss) before income taxes	140,715	111,440	344,670	(503,846)
Income tax expense (benefit)	43,200	37,041	107,880	(180,232)

Income (loss) before cumulative effect of accounting change	97,515	74,399	236,790	(323,614)
Cumulative effect of accounting change, net of tax	—	—	—	4,949

Net Income (Loss)	$97,515	$74,399	$236,790	$(318,665)

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$.98	$.74	$2.37	$(3.24)
Cumulative effect of accounting change, net of tax	—	—	—	.05

Net Income (Loss) per Share (Basic and Diluted)	$.98	$.74	$2.37	$(3.19)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Operating Activities
Net income (loss)	$236,790	$(318,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,816	39,405
Amortization	53,303	49,160
Deferred income taxes	(3,940)	(214,833)
Other	5,550	4,350
Changes in operating assets and liabilities:
Trading securities	4,836	(1,808)
Accounts receivable	(21,755)	(10,199)
Settlement due from members	7,598	28,976
Prepaid expenses and other current assets	(24,481)	(27,051)
Accounts payable	(33,682)	(33,074)
Settlement due to members	(23,706)	(28,943)
Legal settlement accruals, including accretion of imputed interest	16,295	738,508
Accrued expenses	33,325	(12,416)
Net change in other assets and liabilities	5,107	(23,044)

Net cash provided by operating activities	294,056	190,366

Investing Activities
Purchases of property, plant and equipment	(13,351)	(59,025)
Capitalized software	(33,223)	(49,788)
Purchases of investment securities available-for-sale	(172,191)	(182,456)
Proceeds from sales and maturities of investment securities available-for-sale	156,943	177,942
Acquisition of businesses, net of cash acquired	(29,861)	—
Other investing activities	(4,426)	(2,943)

Net cash used in investing activities	(96,109)	(116,270)

Financing Activities
Bank overdraft	7,642	—

Net cash provided by financing activities	7,642	—

Effect of exchange rate changes on cash and cash equivalents	(956)	4,066

Net increase in cash and cash equivalents	204,633	78,162
Cash and cash equivalents — beginning of period	374,169	336,474

Cash and cash equivalents — end of period	$578,802	$414,636

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained Earnings	Other Comprehensive	Common Shares		Additional
		(Accumulated	Income (Loss),			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital
	(In thousands)
Balance at January 1, 2004	$698,721	$(359,264)	$89,617	$840	$160	$967,368
Net income	236,790	236,790	—	—	—	—
Other comprehensive loss, net of tax	(9,375)	—	(9,375)	—	—	—

Balance at September 30, 2004	$926,136	$(122,474)	$80,242	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net Income (Loss)	$97,515	$74,399	$236,790	$(318,665)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,697	3,177	(6,909)	30,469
Net unrealized gain (loss) on investment securities available-for-sale	3,757	(643)	(4,260)	(2,077)
Net unrealized gain (loss) on derivatives accounted for as hedges	239	4,170	1,794	(1,199)

Other comprehensive income (loss), net of tax	7,693	6,704	(9,375)	27,193

Comprehensive Income (Loss)	$105,208	$81,103	$227,415	$(291,472)

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

     The consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 are unaudited, and in the opinion of management include all adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s 2003 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 2. Supplemental Cash Flows

     The following table includes supplemental cash flow disclosures:

	Nine Months
	Ended September 30,
	2004	2003
Cash paid for income taxes	$35,522	$2,273
Cash paid for interest	14,063	14,117
Non-cash investing and financing activities:
Consolidation of variable interest entity:
Municipal bonds held-to-maturity	—	(154,000)
Long-term debt	—	149,380
Minority interest	—	4,620
Sale-leaseback transaction:
Capital lease obligation	—	32,627
Bonds held-to-maturity	—	(32,627)

     On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and consolidated the MasterCard International O’Fallon 1999 Trust (the “Trust”) on the Company’s consolidated balance sheet, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The Trust financed the Company’s global technology and operations facility located in O’Fallon, Missouri, named Winghaven, through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009. The redemption value of the minority interest approximates its carrying value. The minority interest will be redeemed by the minority interest holders upon the maturity of the Secured Notes. MasterCard

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

International has guaranteed 85.15 percent of the Secured Notes outstanding, totaling $127,197 at September 30, 2004. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would own the facility.

Note 3. Net Income (Loss) Per Share

     The following table sets forth the computation of net income (loss) per share (basic and diluted):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$97,515	$74,399	$236,790	$(323,614)
Cumulative effect of accounting change, net of tax	—	—	—	4,949

Net income (loss)	$97,515	$74,399	$236,790	$(318,665)

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	100,000	100,000	100,000

Income (loss) per share before cumulative effect of accounting change	$.98	$.74	$2.37	$(3.24)
Cumulative effect of accounting change per share, net of tax	—	—	—	.05

Net income (loss) per share (basic and diluted)	$.98	$.74	$2.37	$(3.19)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Included in the liabilities assumed in the acquisition was a liability for exit costs relating to the integration of the Company and EPI (now MasterCard Europe). The changes in the liability for exit costs are summarized as follows:

	Europay	Redundant Computer
	Brand/Logo	Systems/Technology	Workforce
	Elimination	Elimination	Reduction	Total
Balance as of December 31, 2003	$10,452	$9,810	$1,042	$21,304
Utilization	(9,459)	(4,999)	(21)	(14,479)
Change in estimate	—	—	(248)	(248)
Change due to currency translation	(219)	(109)	(77)	(405)

Balance as of September 30, 2004	$774	$4,702	$696	$6,172

Note 5. Goodwill

     The changes in the carrying amount of goodwill since December 31, 2003 are as follows:

Balance as of December 31, 2003	$187,881
Acquisition of businesses	20,225
Impairment loss	(1,676)
Foreign currency translation	(2,548)
Other	(164)

Balance as of September 30, 2004	$203,718

     In February 2004, the Company acquired a research and advisory firm focused exclusively on the global financial services industry. In May 2004, the Company acquired a consulting firm specializing in the optimization of customer relationships. During the three months ended September 30, 2004, the Company identified and recorded impairment losses of $2,011 for one of the acquisitions above (goodwill of $1,676 and other intangible assets of $335), which is reflected within General and Administrative expenses in the Consolidated Statements of Operations.

Note 6. Other Intangible Assets

     The following table sets forth gross and net intangible assets, other than goodwill:

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Capitalized software	$309,607	$(188,995)	$120,612	$283,217	$(148,408)	$134,809
Trademarks and tradenames	22,664	(14,707)	7,957	20,204	(9,802)	10,402
Other	7,941	(2,530)	5,411	728	(728)	—

Total amortizable intangible assets	340,212	(206,232)	133,980	304,149	(158,938)	145,211
Unamortizable intangible assets:
Customer relationships	179,889	—	179,889	182,419	—	182,419

Total	$520,101	$(206,232)	$313,869	$486,568	$(158,938)	$327,630

     Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency. As discussed in Note 5 herein, MasterCard’s acquisitions during the nine months ended September 30, 2004 resulted in an increase in trademarks and tradenames in the amount of $2,650 and an increase in other amortizable intangible assets, including covenants not to compete, customer lists and a research library, in the amount of $7,213.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, for the nine months ended September 30, 2004, customer relationships and trademarks assumed in the acquisition of EPI on June 28, 2002 decreased by $2,530 and $190, respectively.

     Amortization and impairment expense on the assets above amounted to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Amortization	$16,798	$15,425	$53,303	$49,160
Impairment	425	1,062	892	2,562

     The following table sets forth the estimated future amortization expense on amortizable intangible assets:

For the three months ending December 31, 2004	$19,251
For the year ending December 31, 2005	55,339
For the year ending December 31, 2006	36,829
For the year ending December 31, 2007	17,313
For the year ending December 31, 2008	2,629
For the year ending December 31, 2009 and thereafter	2,619

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

     Net periodic pension cost is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$4,038	$4,214	$12,114	$12,642
Interest cost	2,449	2,119	7,347	6,357
Expected return on plan assets	(2,580)	(2,165)	(7,740)	(6,495)
Amortization of prior service credit	(79)	(79)	(237)	(237)
Recognized actuarial loss	318	890	954	2,670

Net periodic pension cost	$4,146	$4,979	$12,438	$14,937

     The funded status of the qualified plan exceeds minimum funding requirements. In the fourth quarter of 2004, the Company expects to make a contribution to its defined benefit pension plan. The amount of the contribution may be up to $40,000 depending on market conditions.

Note 8. Postretirement Health and Life Insurance Benefits

     The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

     In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

disclosures for employers that sponsor postretirement benefit plans that provide prescription drug benefits. The Company has determined that the enactment of the Medicare Modernization Act was not a significant event with respect to its plans, and accordingly, as required by FSP 106-2, the effects of the Act will be incorporated into the Company’s December 31, 2004 measurement of the plan’s benefit obligations.

     Net periodic postretirement benefit cost is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$774	$644	$2,322	$1,932
Interest cost	741	557	2,223	1,671
Amortization of prior service cost	17	17	51	51
Amortization of transition obligation	145	145	435	435
Recognized actuarial gain	—	(38)	—	(114)

Net periodic postretirement benefit cost	$1,677	$1,325	$5,031	$3,975

     The Company funds its postretirement benefits as payments are required through cash flows from operations.

Note 9. Credit Facility

     On June 18, 2004, the Company entered into a committed unsecured $1,950,000 revolving credit facility (the “Credit Facility”) with certain financial institutions, which expires on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. The Credit Facility replaced MasterCard Incorporated’s prior $1,200,000 credit facility which expired on June 18, 2004. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility were to exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2004. There were no borrowings under the Credit Facility at September 30, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

     In July 2004, MasterCard Europe and European Payment System Services sprl, subsidiaries of MasterCard, reduced a multi-purpose uncommitted credit facility with a bank from 35,000 euros to a 1,000 euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1,000 euro guarantee facility for MasterCard Europe. Additionally, MasterCard Europe has canceled an uncommitted credit agreement totaling 30,000 euros as of June 30, 2004.

Note 10. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable operating or capital leases for office buildings and equipment, sponsorships and licensing and other agreements at September 30, 2004 are as follows:

				Sponsorships,
		Capital	Operating	Licensing &
	Total	Leases	Leases	Other
The remainder of 2004	$98,377	$2,967	$10,467	$84,943
2005	226,050	6,965	31,705	187,380
2006	189,184	4,267	27,134	157,783
2007	94,981	3,319	23,007	68,655
2008	62,845	2,284	16,585	43,976
Thereafter	80,877	43,962	12,107	24,808

Total	$752,314	$63,764	$121,005	$567,545

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     Included in the table above are capital leases with imputed interest expense of $17,094 and a net present value of minimum lease payments of $46,670. In addition, at September 30, 2004, $24,275 of the future minimum payments in the table above for operating leases, sponsorships and licensing and other agreements was accrued.

     Consolidated rental expense for the Company’s office space was approximately $7,537 and $7,434 for the three months ended September 30, 2004 and 2003, respectively, and $23,454 and $21,755 for the nine months ended September 30, 2004 and 2003, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,150 and $2,146 for the three months ended September 30, 2004 and 2003, respectively, and $7,416 and $6,751 for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 11. U.S. Merchant Lawsuit and Other Legal Settlements

     During 2003, MasterCard settled the U.S. merchant lawsuit described in Note 13 herein and contract disputes with certain customers. MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in the U.S. merchant lawsuit on April 30, 2003. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement required the Company to pay $125,000 in 2003 and requires it to pay $100,000 annually in December from 2004 through 2012. In addition, the Company adopted rules which permit U.S. merchants to elect not to accept MasterCard branded debit (or credit) cards, implemented programs to allow merchants to identify debit cards, provided signage to merchants and established a separate debit interchange rate for a required period. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 13 herein.

     In connection with the signing of the MOU, MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three months ended March 31, 2003, consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. As noted above and described further in Note 13 herein, several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt out” merchant lawsuits are not covered by the terms of the Settlement Agreement. The $721,000 pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the Settlement Agreement by the court, and other factors. If necessary, future refinements will also be made.

     During 2004, total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2003	$672,466
Other legal settlements and revisions of merchant opt-out estimate	18,008
Interest accretion	38,029
Payments	(39,742)

Balance as of September 30, 2004	$688,761

     Interest accretion of $12,933 and $14,161 for the three months ended September 30, 2004 and 2003, respectively, and $38,029 and $28,240 for the nine months ended September 30, 2004 and 2003, respectively, are included in interest expense.

Note 12. Income Tax

     The effective tax rate for the three and nine months ended September 30, 2004 was 30.7% and 31.3%, respectively, compared to 33.2% and 35.8% for the three and nine months ended September 30, 2003, respectively. The decrease in the rate in 2004 is primarily attributable to discrete items that occurred in the second and third quarters of 2004. The primary discrete item in the third quarter was an increase in the Company’s deferred state tax assets as a result of a change in the taxation of our state and local income. The primary

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

discrete items in the second quarter that, together with the third quarter discrete items resulted in the decrease in the nine-month effective tax rate were the favorable settlement and reassessment of various tax controversies and the filing and recognition of refund claims, partially offset by an increase in the valuation allowance for the future realization of a benefit from a capital loss carryover. Absent the discrete items the Company’s effective tax rate for the three and nine month periods ended September 30, 2004 would have been 36.8% and 36.3%, respectively, compared to 33.2% and 33.1% for the three and nine month periods ended September 30, 2003, respectively. The increase in the 2004 rates before discrete items is primarily attributable to a decrease in the percentage of tax exempt interest income and other favorable permanent tax items as a percent of pretax income, as well as a change in the geographic distribution of pretax income from taxable jurisdictions with lower rates to those with higher rates.

Note 13. Legal Proceedings

     MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows.

Department of Justice Antitrust Litigation and Related Private Litigation

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

     MasterCard appealed the judge’s ruling with respect to the CPP and on February 6, 2002, the judge issued an order granting MasterCard’s and Visa’s motion to stay the final judgment pending appeal. On September 17, 2003 a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On May 10, 2004, MasterCard filed a petition for certiorari with the Supreme Court. On October 4, 2004, the Supreme Court denied MasterCard’s petition for certiorari, thereby exhausting all avenues for further appeal in this case. The Second Circuit issued its mandate on October 15, 2004. MasterCard will treat the final judgment as effective as of October 15, 2004.

     In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the final judgment in the DOJ litigation. On December 8, 2003, the District Court judge ruled that the District Court lacked jurisdiction to issue an injunction, but held that the court would have the authority to rescind contracts entered into by issuers with Visa during the time that the settlement service fee was in effect if the court’s final judgment is upheld on appeal and the court finds that the settlement service fee violates the final judgment. In light of the Supreme Court’s denial of certiorari, MasterCard may now renew its challenge to the bylaw in the District Court. At this time it is not possible to determine the ultimate resolution of this matter.

     On October 4, 2004, Discover Financial Services, Inc., filed a complaint against MasterCard, Visa U.S.A., Inc. and Visa International Incorporated. The complaint was filed in the Southern District of New York and was designated as a related case to the DOJ litigation, and preliminarily assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act. In the complaint, Discover requests that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and Discover. Discover seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. MasterCard’s time in which to respond to the complaint is currently running. At this time it is not possible to determine the ultimate resolution of this matter. At the time of this report, American Express has not initiated a similar private lawsuit against MasterCard although its executives have made public comments that they are currently considering such an action. No provision for losses has been provided in connection with the Discover litigation.

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

     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 11). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Kentucky, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On December 12, 2003, the action in Kentucky was dismissed. On July 28, 2004, a New York state action was dismissed without prejudice. MasterCard has also been served with complaints in state courts in California and Texas alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA, Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs, however a new complaint is expected to be filed. At this time, it is not possible to determine the ultimate resolution of these matters.

     MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

     Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Discovery in this matter is expected to close on November 19, 2004. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter.

     For the reasons set forth above, except as discussed above, no provision for losses has been provided in connection with these currency conversion litigations.

Merchant Chargeback-Related Litigations

     On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. The Court has yet to schedule oral argument on the motion.

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

     On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A, Inc, MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. MasterCard’s time in which to respond to the complaint is currently running.

     At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. For reasons set forth above, no provision for losses has been provided in connection with these litigations.

U.S. Merchant Opt Out and Consumer Litigations

     Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In essence, the merchants desired the ability to reject off-line, signature-based debit transactions (for example, MasterCard card transactions) in favor of other payment forms including on-line, PIN-based debit transactions (for example, Maestro or regional ATM network transactions) which generally impose lower transaction costs for merchants. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. Plaintiffs alleged that the plaintiff class had been forced to pay unlawfully high prices for debit and credit card transactions as a result of the alleged tying arrangement and monopolization practices. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. A number of class members have appealed the district court’s approval of the settlement to the Second Circuit Court of Appeals. These appeals are largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release. The Second Circuit heard oral arguments on these appeals on August 25, 2004 and a decision is currently pending. For a further description of the U.S. merchant lawsuit settlement, see Note 11.

     Several lawsuits have been commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York and we expect that all of these cases will be tried in that Court for, at minimum, pretrial issues. On March 19, 2004, the opt out merchants amended their complaints to include allegations, among other things: (i) that MasterCard’s (and Visa’s) interchange fees contravene the Sherman Act and (ii) that the opt out merchants

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

were harmed by MasterCard’s CPP. MasterCard filed its response to the amended complaints on April 21, 2004. MasterCard has entered into separate settlement agreements with CVS, Home Depot and Darden Restaurants resolving those opt out merchants’ claims against MasterCard. The District Court has entered orders dismissing with prejudice the respective merchants’ complaints against MasterCard. MasterCard continues to be involved in court-ordered mediation with the remaining opt out merchant plaintiffs while discovery continues to proceed.

     In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia under state unfair competition statutes against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. Courts in New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina and South Dakota have granted MasterCard’s motions and dismissed the complaints with prejudice. The plaintiffs in the New York, Maine and Michigan cases have filed a notice of appeal and the time in which the plaintiffs in the other states may appeal is currently running. The plaintiffs in Minnesota have filed a revised complaint on behalf of a purported class of Minnesota consumers who made purchases with debit cards rather than on behalf of all consumers, MasterCard's time in which to respond to this complaint is currently running. In addition, the courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. MasterCard has appealed the court’s decision in Tennessee on the unjust enrichment claims and plaintiffs have filed a motion for reconsideration of the court’s dismissal of their antitrust claims. The time in which MasterCard and plaintiff may appeal the California ruling is currently running. MasterCard is awaiting decisions on its motions to dismiss in the other state courts. At this time, it is not possible to determine the outcome of these consumer cases. Neither the consumer class actions nor the “opt out” merchant litigations are covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. The MIF and MSF are established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice. The OFT has given written notice that it will issue a Statement of Objection in November 2004.

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

     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. Oral argument was held in the Second Circuit Court of Appeals on August 25, 2004, and a decision is currently pending. At this time it is not possible to determine the outcome of this proceeding.

     On October 8, 2004, a new purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The complaint appears to contain substantively similar claims to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. MasterCard’s time in which to respond is currently running.

     Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Spain, New Zealand, Portugal, Mexico, Colombia and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices. At this time it is not possible to determine the outcome of these proceedings.

Note 14. Settlement and Travelers Cheque Risk Management

     Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent final settlement. Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement exposure. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. Member-reported transaction data and the transaction clearing data underlying the settlement risk exposure calculation may be revised in subsequent reporting periods.

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

     Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
MasterCard-branded transactions:
Gross legal settlement exposure	$12,691,503	$11,880,152
Collateral held for legal settlement exposure	(1,423,032)	(1,344,621)

Net uncollateralized settlement exposure	$11,268,471	$10,535,531

Uncollateralized settlement exposure attributable to non-compliant members	$265,721	$250,984

Cirrus and Maestro transactions:
Gross legal settlement exposure	$889,666	$591,317

     Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 57% and 58% in North America and 22% and 22% in Europe at September 30, 2004 and December 31, 2003, respectively.

     A significant portion of the uncollateralized settlement exposure attributable to non-compliant members is concentrated in three members ($127,425 and $157,955 for September 30, 2004 and December 31, 2003, respectively).

     MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,185,500 and $1,205,921 at September 30, 2004 and December 31, 2003, respectively.

     A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $984,934 and $996,927 at September 30, 2004 and December 31, 2003, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $28,833 and $32,101 at September 30, 2004 and December 31, 2003, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

     Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

reserves is negligible. However, if circumstances in the future change, the Company may need to reassess whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees.

Note 15. Foreign Exchange Risk Management

     The Company enters into foreign exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$38,348	$(241)	$64,147	$595
Commitments to sell foreign currency	18,920	(355)	60,162	(46)

Euro Functional Currency

	September 30, 2004		December 31, 2003
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$55,708	$(1,445)	$178,030	$(5,112)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, Japanese yen and U.K. pounds sterling. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,275 and $3,069 of net losses in accumulated other comprehensive income as of September 30, 2004 and December 31, 2003, respectively, all of which are expected to be reclassified to earnings within the next three months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at September 30, 2004 and December 31, 2003.

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

Overview

     We achieved double-digit revenue growth of 12% in the three months ended September 30, 2004 and 15% in the nine months ended September 30, 2004 from the comparable periods in 2003. Of these increases, 2% in each period was due to the weakening of the U.S. dollar against the euro in 2004 versus the comparable period in 2003, which created a favorable foreign currency translation. Increased usage of MasterCard products spurred by economic recovery in many of the countries in which we do business resulted in higher gross dollar volume and more transactions processed by MasterCard. In addition, the conflict in Iraq, threat of terrorism, and SARS negatively impacted cross-border travel in the beginning of 2003. As international travel returned to more normal levels in 2004, our cross-border transactions and related revenue have increased significantly.

     Our cost control initiatives have taken effect. Excluding the impact of the U.S. merchant lawsuit and other legal settlements, our operating expenses as a percentage of total revenues declined to 76% from 79% for the three months ended September 30, 2004, and to 80% from 86% for the nine months ended September 30, 2004, in each case from the comparable period in 2003. Excluding the impact of the U.S. merchant lawsuit and other legal settlements, our operating expenses increased 8% in the three months ended September 30, 2004 and 6% for the nine months ended September 30, 2004, in each case from the comparable period in 2003. In each of the periods 1% of the increase was due to the weakening of the U.S. dollar against the euro, creating an unfavorable currency translation.

     As the payments industry continues to evolve, we face increased competition, consolidation and globalization. We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. The consolidation or merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues.

     In recent years, our corporate strategy has been to focus on our key customers to drive our business growth; to strengthen our brands, technology and acceptance network; and to differentiate MasterCard from our competition by developing innovative payment solutions and customized consulting services. In 2004, we remain committed to this strategic direction and have begun to implement initiatives to expand our customer-focused approach to a broader group of customers, as well as to further develop relationships with merchants that accept our cards. In addition, we will continue to focus resources on proactively addressing the legal and regulatory risks that impact our business, as described more fully below.

Legal and Regulatory Impact on our Business

     Our financial results have been and will continue to be significantly influenced by the legal and regulatory environment in which we operate our business. MasterCard is a party to several legal and regulatory proceedings, as discussed in Note 13 to the Consolidated Financial Statements included herein, which could have a material adverse impact on our business. In particular, any of the following outcomes to our legal and regulatory proceedings could adversely affect our results of operations and liquidity:

•	if regulatory challenges to interchange fees, which we set for our customers under certain circumstances, are successful, our customers could reduce their use of payment programs carrying our brands, thereby negatively impacting our future revenues;

•	if we are unsuccessful in private lawsuits, such as the one initiated by Discover, that attempt to use the U.S. Department of Justice litigation as a basis for claiming that they were damaged by our Competitive Programs Policy, we could be required to pay damages, which could adversely affect our results of operations;

•	if we are unsuccessful in our state and federal lawsuits regarding our currency conversion practices, we could be required to change these practices, pay damages or provide other equitable relief, which could have an adverse impact on our results of operations;

•	if we do not prevail in the lawsuits brought by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit or in the related consumer cases, then we could be subject to damages, which could adversely impact our results of operations; and

•	if we are unsuccessful in our litigations related to our chargeback rules, we could be forced to change our chargeback rules and pay damages, which could adversely affect our results of operations.

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

     As a result of the U.S. Supreme Court’s denial of our petition for certiorari with respect to the U.S. Department of Justice litigation described in Note 13 to the Consolidated Financial Statements included herein. MasterCard will be required to repeal its Competitive Programs Policy, which prohibited its members from issuing credit cards on competing proprietary networks (such as American Express and Discover). Furthermore, for a period of two years from the entry of the final judgment, members will be permitted to terminate without penalty, agreements that they entered into with MasterCard prior to the effective date of the final judgment, whereby the member agreed to long-term commitments to the MasterCard brand, provided that the reason for such termination is to permit the member to enter into an agreement with American Express or Discover. Repeal of the Competitive Programs Policy and/or termination of certain member business agreements could cause members to reduce, or reduce the growth of, their MasterCard-branded card volumes, which could have an adverse impact on our business. On January 29, 2004, MBNA Corporation announced its intention to offer American Express credit cards to its customers.

Results of Operations

     Key selected financial and operating data for the three and nine months ended September 30, 2004 and 2003 is included in the table below:

			Percent			Percent
	Three Months		Increase	Nine Months		Increase
	Ended September 30,		(Decrease) 2004 vs.	Ended September 30,		(Decrease) 2004 vs.
	2004	2003	2003	2004	2003	2003
		(in millions, except per share amounts and percentages)

Operations fees	$419	$373	12%	$1,188	$1,041	14%
Assessments	249	221	13%	722	622	16%

Revenue	668	594	12%	1,910	1,663	15%

General and administrative	285	255	12%	846	813	4%
Advertising and market development	190	183	4%	587	530	11%
U.S. merchant lawsuit and other legal settlements	14	9	56%	18	730	(98%)
Depreciation and amortization	29	28	4%	92	89	3%

Total operating expenses	518	475	9%	1,543	2,162	(29%)

Operating income (loss)	150	119	26%	367	(499)	174%
Total other income (expense)	(9)	(8)	13%	(22)	(5)	340%

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	141	111	27%	345	(504)	168%
Income tax expense (benefit)	43	37	16%	108	(180)	160%
Cumulative effect of accounting change, net of tax	—	—	—	—	5	(100%)

Net income (loss)	$98	$74	32%	$237	$(319)	174%

Net income (loss) per share (basic and diluted)	$.98	$.74	32%	$2.37	$(3.19)	174%
Weighted average shares outstanding (basic and diluted)	100	100	—	100	100	—
Effective tax rate	30.7%	33.2%	—	31.3%	35.8%	—
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions).	$366	$324	13%	$1,049	$926	13%
Processed transactions	2,833	2,528	12%	7,991	7,130	12%

     Our functional currency is primarily the U.S. dollar except for MasterCard Europe, whose functional currency is the euro. Accordingly, our results of operations have been impacted by movements of the euro against the U.S. dollar. As the euro strengthened against the U.S. dollar during the three and nine months ended September 30, 2004 compared to the same periods in 2003, MasterCard Europe’s revenue and expenses increased as a result of translation into U.S. dollar amounts. In addition, we assess our members for foreign currency denominated transactions based on the equivalent U.S. dollar volume of their card programs. Since the U.S. dollar devalued against most major currencies, our revenues increased accordingly.

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

     MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain performance based criteria. Such rebates are calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided. In addition, MasterCard enters into agreements with certain customers and merchants to provide GDV-based and support incentives. Rebates and incentives are recorded as a reduction of revenue in the same periods as the revenue is earned.

     The U.S. remains our largest geographic market based on revenues. However, international revenues grew at a faster rate than U.S. revenues for the three and nine months ended September 30, 2004, particularly in the European region. U.S. revenues have been negatively impacted by the increasing demand from our customers to receive better pricing and greater incentives than in the past. Accordingly, revenue generated in the U.S. was approximately 58% and 61% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 58% and 63% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The growth in the European region is primarily due to new assessment revenue streams and increased transactions. The European region generated revenues of approximately 20% and 18% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 20% and 16% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in either period.

     Operations Fees

     Operations fees primarily represent user fees for authorization, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $46 million or 12% and $147 million or 14% in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The significant changes in operations fees were as follows:

	Change in Revenue
	Increase (Decrease)
	(in millions)
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2004 vs. 2003	2004 vs. 2003
Authorization, settlement and switch	$27	$96
Currency conversion	12	37
Warning bulletins	(1)	(5)
Rebates	(13)	(24)
Excessive chargeback fees	2	(7)
Consulting	5	11
Other operations fees	14	39

	$46	$147

•	Authorization, settlement and switch revenues increased primarily due to increased transactions processed through our systems of 12% in each of the three and nine months ended September 30, 2004 as a result of economic recovery in various regions in which we do business. In 2004, a portion of the increase in transactions processed by MasterCard is attributable to the conversion of two debit brands to Maestro in 2003, one in the U.K. and the other in Latin America. In addition, volatility of exchange rates in 2004 contributed to increased trading settlement revenue for the nine months ended September 30, 2004 versus the comparable prior period in 2003.

•	Currency conversion revenues increased as a result of greater cross border transactions in 2004 by cardholders in all regions. These revenues fluctuate with cross border travel. The conflict in Iraq, the threat of terrorism and SARS negatively impacted cross border travel in the beginning of 2003, which returned to normal levels in 2004.

•	Fees for warning bulletins, which are listings of restricted cards, decreased primarily due to issuers of MasterCard-branded cards shifting from a paper-based version of restricted card listings to lower priced electronic versions.

•	Our pricing structure rewards our customers with lower prices in exchange for certain volume, share and other commitments. We offer tiered pricing for our services. Therefore, as our customers grow and merge, they move into lower relative pricing for the same level of services. In addition to tiered pricing, rebates to certain customers continued to increase and are recorded as a reduction of revenue. Rebates are primarily based on transactions and volumes and, accordingly, increase as these variables increase.

•	Excessive chargeback fees are charged to acquiring banks that acquire transactions from merchants that experience a high level of disputed claims from their customers. The decrease in excessive chargeback fees in the nine months ended September 30, 2004 was the result of the imposition of such fees on one large acquiring bank in the second quarter 2003 in connection with its merchant activity, in accordance with the MasterCard rules.

•	Consulting fees are generated by our advisory services group. During 2004, the incremental consulting revenue is primarily the result of the acquisition of two consulting firms. See Note 5 to the Consolidated Financial Statements included herein.

•	Other operations fees represent various revenue streams that relate to our transaction processing services. These revenues increased due to an overall increase in the demand for our programs and services. However, the change in any individual revenue line was not considered material. Examples of these revenues are fees to promote acceptance of our brands and the purchase of holograms by our customers for their cards.

Assessments

     Assessments are based primarily on our customers’ GDV of MasterCard transactions. GDV represents gross usage (purchase and cash disbursements) on MasterCard-branded cards for goods and services including balance transfers and convenience checks. In the three and nine months ended September 30, 2004, assessments revenue grew $28 million or 13% and $100 million or 16% respectively, over the same periods in 2003. GDV growth was 10% and 9% when measured in local currency terms in the three and nine months ended September 30, 2004 respectively, over the same periods in 2003 and 13% in each period when measured on a U.S. dollar converted basis.

     In addition to the increase in GDV, assessments growth in 2004 was due to the following factors:

•	In certain countries in Europe and Latin America, our customers are charged a marketing assessment fee based on volume. These fees are used by MasterCard to expand new and existing market development programs to promote the MasterCard brand in these countries. These fees were extended to additional countries in 2003 and, accordingly, increased $7 million or 35% for the three months ended September 30, 2004 and $25 million or 48% for the nine months ended September 30, 2004, in each case over the comparable periods in 2003.

•	The assessment rates vary based on the nature of the transactions that generate the GDV. In 2004, there was stronger growth in international volumes and purchase volumes, which are assessed at higher rates than domestic volumes and cash volumes, respectively.

     Rebates and incentives provided to customers and merchants reduce revenue and moderate assessments growth. These rebates and incentives generally are based on card generated volume as well as a fixed component for the issuance of new cards or launch of new programs. In the three and nine months ended September 30, 2004, these rebates and incentives increased $15 million and $38 million, respectively, compared to the same periods in 2003. Rebates and incentives as a percentage of assessments increased to 39% from 37% for the three months ended September 30, 2004 and to 36% from 35% for the nine months ended

September 30, 2004, in each case, from the comparable periods in 2003. During 2004, MasterCard increased the incentives offered to certain customers and merchants to promote usage and acceptance of our brands.

Operating Expenses

     Our operating expenses are comprised of general and administrative, advertising and market development, the U.S. merchant lawsuit and other legal settlements, and depreciation and amortization expenses. In the three months ended September 30, 2004, there was an increase in operating expenses of $43 million or 9% over the same period in 2003. In the nine months ended September 30, 2004, there was a decrease in operating expenses of $619 million or 29% over the same period in 2003, or an increase of $93 million or 6% excluding the charges to earnings related to the U.S. merchant lawsuit and other legal settlements. Approximately $10 million and $18 million of these increases in the three and nine months ended September 30, 2004, respectively, related to the acquisition of the two consulting firms described in Note 5 to the Consolidated Financial Statements included herein.

     General and Administrative

     General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. These activities accounted for approximately 43% of total revenues in each of the three months ended September 30, 2004 and 2003, respectively, and 44% and 49% of total revenues in the nine months ended September 30, 2004 and 2003, respectively. General and administrative expenses increased $30 million or 12% and $33 million or 4% in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 due to the following:

•	Personnel expense increased $19 million and $24 million in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, respectively, due to merit increases.

•	Professional fees increased $11 million and $17 million in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 primarily due to consulting services utilized in developing our strategic initiatives and services related to compliance with the Sarbanes-Oxley Act.

•	Telecommunications expense decreased $2 million and $12 million in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 due to our ongoing evaluation of telecommunication needs, including the renegotiation of certain contracts with service providers.

     Advertising and Market Development

     Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brands and assist our customers to achieve their goals by raising consumer awareness and usage of cards carrying our brands. These activities accounted for approximately 28% and 31% of total revenues in the three months ended September 30, 2004 and 2003, respectively, and 31% and 32% of total revenues in the nine months ended September 30, 2004 and 2003, respectively. Advertising and market development expenses increased $7 million or 4% and $57 million or 11% in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003. These increases are primarily due to additional media advertising in our European region. Our Priceless campaign continues to be successful in 96 countries and 48 languages, and we plan to continue to invest significantly in this campaign.

     MasterCard implemented a four-year plan in 2002 to accelerate our growth and to enhance the global position of MasterCard and its customers by significantly expanding its spending in advertising and market development. For the three months ended September 30, 2004 and 2003, we spent $30 million and $42 million, respectively, and in the nine months ended September 30, 2004 and 2003, we spent $108 million, in each case, on advertising and marketing relating to this plan. The primary focus of these initiatives is to build brand recognition, promote brand acceptance, and enhance the development of our programs and services in certain markets. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

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

     Merchant Lawsuit and Other Legal Settlements

     In the first quarter of 2003, we recorded a pre-tax charge of $721 million for settlement of the U.S. merchant lawsuit. The primary components of this charge were (i) the monetary amount of the U.S. merchant settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address certain merchants who opted not to participate in the U.S. merchant lawsuit. This amount was an estimate, which was revised in subsequent periods based on approval of the Settlement Agreement by the court, and other factors. If necessary, future refinements will also be made. Relating to these settlements, payments of $29 million and $40 million were made during the three and nine months ended September 30, 2004, respectively. The Company recorded additional charges of $14 million and $18 million in the three and nine months ended September 30, 2004, respectively, principally related to the awarding of legal costs under an unrelated currency conversion case. See Note 13 to the Consolidated Financial Statements included herein.

     Depreciation and Amortization

     Depreciation and amortization increased $1 million and $3 million in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003. Our business is dependent on the technology that we use to process transactions, which is continuously updated and improved. Therefore, our investments in capitalized software and related amortization also continue to increase.

     Other Income and Expense

     Other income (expense) is comprised primarily of investment income and interest expense. Investment income decreased $1 million and $7 million in the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 resulting from a decline in the market value of the trading securities portfolio, which had significant appreciation in the comparable periods in 2003. Interest expense decreased $1 million and increased $9 million in the three and nine months ended September 30, 2004, respectively, primarily due to the imputed interest on the U.S. merchant lawsuit settlement obligation.

     Income Taxes

     The effective tax rate for the three and nine months ended September 30, 2004 was 30.7% and 31.3%, respectively, compared to 33.2% and 35.8% for the three and nine months ended September 30, 2003, respectively. The decrease in the rate in 2004 is primarily attributable to discrete items that occurred in the second and third quarters of 2004. The primary discrete item in the third quarter was an increase in our deferred state tax assets as a result of a change in the taxation of our state and local income. The primary discrete items in the second quarter that, together with the third quarter discrete items resulted in the decrease in the nine-month effective tax rate were the favorable settlement and reassessment of various tax controversies and the filing and recognition of refund claims, partially offset by an increase in the valuation allowance for the future realization of a benefit from a capital loss carryover. Absent the discrete items our effective tax rate for the three and nine months ended September 30, 2004 would have been 36.8% and 36.3%, respectively, compared to 33.2% and 33.1% for the three and nine months ended September 30, 2003, respectively. The increase in the 2004 rates before discrete items is primarily attributable to a decrease in the percentage of tax exempt interest income and other favorable permanent tax items as a percent of pretax income, as well as a change in the geographic distribution of pretax income from taxable jurisdictions with lower rates to those with higher rates.

Liquidity

     We believe our ability to generate cash from our operations to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At September 30, 2004, we had $1.1 billion of liquid investments with which to manage operations, compared to $880 million at December 31, 2003. We expect that cash and cash equivalents, cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2004 and beyond. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2004 and 2005.

	Nine Months
	Ended September 30,		Percent Change
	2004	2003	2004 vs. 2003
	(in millions, except percentages)
Cash flow data:
Net cash provided by operating activities	$294	$190	55%
Net cash used in investing activities	(96)	(116)	17%
Net cash provided in financing activities	8	—	100%

	September 30, 2004	December 31, 2003
	(in millions, except ratios)
Balance sheet data:
Current assets	$1,872	$1,610
Current liabilities	1,198	1,189
Long-term liabilities	1,049	1,009
Stockholders’ equity	926	699
Working capital ratio	1.56	1.35

     Net cash provided by operating activities in 2004 was generated principally by current period earnings exclusive of non-cash charges for depreciation and amortization and an increase in accrued expenses. These increases were offset by the payment of accounts payable that had increased at December 31, 2003 due to heavy fourth quarter 2003 advertising and market development activity.

     The utilization of cash by investing activities in 2004 was primarily due to the purchase of, or cost of internally developed, capitalized software and the acquisition of certain businesses as described in Note 5 to the Consolidated Financial Statements included herein. Our capitalized software is essential to providing payment card transaction processing to our customers through our proprietary global computer and telecommunications system. Our investing activities in 2003 included funding for a back-up center in Kansas City, Missouri, and associated equipment.

     In addition to our liquid investments, we provide for liquidity through a committed $1.95 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 17, 2005. The Credit Facility replaced MasterCard Incorporated’s prior $1.2 billion credit facility which expired on June 18, 2004. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2004. There were no borrowings under the Credit Facility at September 30, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Future Obligations

     The following table summarizes our obligations as of September 30, 2004 that are expected to impact liquidity and cash flows in future periods. We believe that we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
					More
		1 Year			Than
	Total	or Less	2-3 Years	4-5 Years	5 Years
			(in millions)
Capital leases(a)	$64	$3	$11	$6	$44
Operating leases(b)	121	10	59	40	12
Sponsorship, licensing & other(c)	568	85	345	113	25
U.S. merchant lawsuit and other legal settlements(d)	933	133	200	200	400
Debt(e)	250	5	11	234	—

Total	$1,936	$236	$626	$593	$481

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations.

(d)	Amounts due in accordance with legal settlements entered into during 2003 and refined in 2004, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at September 30, 2004 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we needed these credit facilities to settle on our members’ behalf or if we borrowed under these facilities for other reasons.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at September 30, 2004 as compared to December 31, 2003.

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

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income (loss) for each of the three- and nine-month periods ended September 30, 2004 and 2003 and the consolidated statement of cash flows for the nine-month period ended September 30, 2004 and 2003 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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
 November 9, 2004

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 11 and 13 to the Consolidated Financial Statements included herein.

Item 6. Exhibits

     Refer to the Exhibit Index herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004	MASTERCARD INCORPORATED

(Registrant)

Date: November 9, 2004	By:	/s/ ROBERT W. SELANDER

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	By:	/s/ CHRIS A. MCWILTON

Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/ LISA WAGNER

Lisa Wagner
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

4.1	Amendment to MasterCard International Incorporated Note Purchase Agreement, dated August 4, 2004, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.