Form 10-K
period 2004-12-31
MASTERCARD INC
filed 2005-03-02
CIK 1141391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Class A Redeemable Common Stock, par value $.01 per share
Class B Convertible Common Stock, par value $.01 per share
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
     As of February 9, 2005, there were 84,000,000 shares of Class A redeemable and 16,000,000 shares of Class B convertible common stock of MasterCard Incorporated issued and outstanding. The common stock of MasterCard Incorporated is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of the voting and non-voting common equity securities held by non-affiliates of MasterCard Incorporated has been established.
     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2005 are incorporated by reference into Part III of this Form 10-K.

MASTERCARD INCORPORATED
FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	88

PART III
Item 10.	Directors and Executive Officers of the Registrant	92
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
Item 13.	Certain Relationships and Related Transactions	92
Item 14.	Principal Accountant Fees and Services	92

PART IV
Item 15.	Exhibits and Financial Statement Schedules	93
EX-3.1.B: AMENDED AND RESTATED BYLAWS
EX-10.4.1: FIRST AMENDMENT TO GUARANTEE
EX-10.7.1: MASTERCARD INTERNATIONAL-CITIBANK, N.A. AGREEMENT
EX-10.9.1: ADDENDUM TO EMPLOYMENT AGREEMENT
EX-10.14: ANNUAL INCENTIVE COMPENSATION PLAN
EX-10.15: ANNUITY BONUS PROGRAM
EX-10.16: DEFERRAL PLAN
EX-10.17: SCHEDULE OF NON-EMPLOYEE DIRECTORS' ANNUAL COMPENSATION
EX-21: LIST OF SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

i

Item 1.	Business
Overview
      MasterCard Incorporated is a leading global payment solutions company that provides a variety of services principally in support of our customers’ credit, deposit access (debit), electronic cash and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard Electronictm, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also provide our customers with a sophisticated set of information and transaction processing services and establish and enforce rules and standards surrounding the use of our payment card network by customers and merchants. We generate revenues from the fees that we charge our customers for providing such transaction processing and other payment services (operation fees), and by assessing our members for the gross dollar volume (“GDV”) of activity on cards carrying our brands (assessments).
      Using our transaction processing services, our customers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure payment option, and consumers and businesses with a convenient payment vehicle accepted worldwide. We guarantee the settlement of many of these transactions to ensure the integrity of our payment network. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. We work with our customers and other industry partners to develop innovative new technologies and applications for our payment programs, including in the areas of electronic and mobile commerce and chip-based cards.
      MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation that was formed in November 1966. Through MasterCard International, our business is structured as an open bankcard association, in which cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, set cardholder fees or determine the interest rates (if applicable) or fees charged to cardholders using cards that carry our brands. Our customers are the principal and affiliate members of MasterCard International, which we refer to collectively as our “customers” or “members.” We refer to the customers that issue our cards as “issuers” and those that enroll merchants into programs to accept our cards as “acquirers.” We use the term “card” to refer to the plastic cards carrying our brands or those of our competitors, together with the underlying credit, charge, deposit or asset account. We use the term “MasterCard” to refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International and MasterCard Europe sprl (“MasterCard Europe”). The common stock of MasterCard Incorporated is owned by principal members of MasterCard International.
      In 2004, our GDV as reported by our customers was $1.455 trillion, a 10.6% increase (on a local currency basis) over the GDV generated in 2003. On a regional basis, 2004 GDV growth was 9.3% in the United States, 12.8% in Canada, 14.2% in Europe, 33.3% in Latin America, 25.5% in South Asia/ Middle East/ Africa (“SAMEA”) and 1.8% in Asia/ Pacific. GDV has increased 93.2% (on a local currency basis) since 1999. GDV represents gross usage (purchase and cash transactions) on MasterCard-branded cards for goods and services, including balance transfers and convenience checks. These figures exclude Maestro and Cirrus transactions. At December 31, 2004, the total number of MasterCard cards in circulation worldwide as reported by our customers was 679.5 million, an 8.6% increase from December 31, 2003.
      In recent years, our corporate strategy has been to focus on our key customers to drive our business growth; to strengthen our brands, technology and acceptance network; and to differentiate MasterCard from our competition by developing innovative payment solutions and customized consulting services. We remain committed to this strategic direction and have begun to implement initiatives to expand our customer-focused approach to a broader group of customers, as well as to further develop relationships with merchants that accept our cards. We will also seek to leverage our expertise in payment programs, consulting services, brand marketing, technology and processing to expand the value-added services we provide our customers. We believe that debit and prepaid programs as well as corporate payment solutions offer particularly attractive opportunities for further growth.

      We believe there are significant opportunities for continued strong growth in our core business, particularly in international markets. These opportunities take two forms. First, we continue to benefit from a worldwide trend in which payments are migrating from paper-based forms (such as cash and checks) to electronic forms (such as payment cards). This trend has helped to drive our volume and revenue growth for a number of years, and we expect it to continue in 2005. Second, we believe there is an opportunity to increase MasterCard’s share of our customers’ overall spending on their payments businesses, by such means as pursuing additional transaction processing opportunities and by continuing to enter into business agreements with key customers. These business agreements allow us to support the individual needs of our customers with tailored pricing and other business arrangements in exchange for significant volume and other commitments to MasterCard. In particular, we believe that there are significant opportunities to pursue transaction processing arrangements and additional business agreements outside the United States.
      We operate in a dynamic and rapidly evolving regulatory environment, particularly with respect to interchange fees. Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are paid by acquirers to issuers in connection with transactions initiated with our cards. These fees are collected from acquirers and passed to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services which are of benefit to all participants in the system, including acquirers and merchants. We establish multilateral interchange fees (“MIFs”) in certain circumstances as default fees that apply when there are no other interchange fee arrangements in place between an issuer and an acquirer. We administer the collection of MIFs through the settlement process; however, we generally do not earn revenues from them. MIFs are a significant component of the costs that merchants pay to accept payment cards and are subject to regulatory or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of MIFs and to the other legal and regulatory challenges we face, as described more fully below in “Risk Factors”.
      As a global business, we have structured our organization to be sensitive to the requirements of the regions and countries in which we operate. Our global board of directors has delegated authority over a variety of matters, including certain rulemaking, enforcement and fee-setting decisions, to regional boards of directors covering each of Asia/ Pacific, Canada, Europe, Latin America and the Caribbean, SAMEA, and the United States.

Payment Services

Transaction Processing
      We operate a network that links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. A typical transaction processed over our network involves four participants in addition to ourselves: issuers, acquirers, merchants and cardholders. Consequently, the payment system we operate is often referred to as a “four-party” payment system. In a typical transaction, a cardholder purchases goods or services from a merchant using a card. After the transaction is authorized by the issuer using our network, the acquirer pays the amount of the purchase, net of a discount, to the merchant. This discount, which we refer to as the merchant discount, takes into consideration the amount of the interchange fee. The issuer pays the acquirer an amount equal to the value of the transaction minus any interchange fee and posts the transaction to the cardholder’s account. We provide transaction processing services to facilitate the authorization, clearing and settlement of these transactions and similar transactions through our proprietary, worldwide computer and telecommunications network. A significant portion of our revenues — approximately 35% in 2004 — are earned in connection with our provision of these authorization, clearing and settlement services. Our transaction processing services are provided principally through our Global Technology and Operations headquarters in O’Fallon, Missouri.
      Authorization, Clearing and Settlement. Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. MasterCard’s network provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. We processed over 9.2 billion MasterCard-branded authorizations on our global processing systems in 2004.
      Clearing refers to the exchange of financial transaction information between the issuer and the acquirer after a transaction has been completed. MasterCard transactions are generally cleared through our centralized processing system, known as the Global Clearing Management System (GCMS), and the related information is typically routed among customers via our data transport network, which we refer to as Banknet.
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
      We also operate the MasterCard Debit Switch (“MDS”), which principally supports the processing of Cirrus and Maestro debit transactions. The MDS switches financial messages, provides transaction and statistical reporting, and performs clearing and settlement between customers and other debit transaction processing networks. Unlike the authorization and clearing processes described above, which involve the exchange of transaction data in two discrete messages (one for authorization and again for clearing); the MDS generally operates as a “single message” system in which clearing occurs simultaneously with the initial authorization request.
      Our transaction processing services are available 24 hours per day, every day of the year. In the event that our main processing facility in O’Fallon, Missouri, becomes disabled, we have a co-processing facility in Kansas City, Missouri. Our transaction processing systems have redundant power supplies and back-up processes to ensure continued operation in the event of a fault. We consistently maintain core systems availability for our global processing systems at a rate in excess of 99.9%.
      We also generate a significant amount of revenue from processing foreign currency transactions for our customers. On a global scale, we have the ability to process transactions denominated in more than 160 currencies. These revenues are the result of cross-border transactions by cardholders that require currency conversion to settle the transactions between issuers and acquirers. MasterCard generally uses a wholesale rate increased by a certain percentage or a government-mandated rate to convert transactions in foreign currencies into U.S. dollars. Revenues from processing currency conversion transactions fluctuate with cross-border travel, which is impacted by changes in foreign currency exchange rates.
      In addition to revenues associated with transaction processing, we earn a significant portion of our revenues — approximately 37% in 2004 — from assessments on our customers calculated on the GDV on cards carrying our brands.
      Regional Transaction Processing. We provide transaction processing (authorization, clearing and settlement) services for customers in the Europe region through our subsidiary MasterCard Europe. These services, which allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe, are provided via our European Payment Systems Network (“EPS-Net”) for authorization services and European Common Clearing and Settlement System (“ECCSS”) for clearing and settlement services. We are presently in the midst of a multi-year technical convergence project to fully integrate ECCSS with our global clearing and settlement systems. We also operate a separate regional processing facility for the Asia/ Pacific region in Australia.
      Outside of the United States and a select number of other jurisdictions, most intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of MasterCard’s central processing systems. We do not earn transaction processing fees for such activity. Accordingly, a significant portion of our non-U.S. revenues are derived from processing cross-border transactions, and therefore our business is dependent on trends in cross-border travel. For example, the recovery of cross-border travel in 2004 from the depressed levels in 2003 due to SARS and the war in Iraq was a significant source of our 2004 revenue growth. As part of our strategy, we are developing and promoting domestic processing solutions for our customers that are designed to leverage our significant investments in our global and regional processing systems. During 2003, MasterCard Europe began authorizing and clearing transactions for the members of S2 Limited, formerly known as Switch Card Services Limited, which operate an electronic domestic debit card network in the United Kingdom under the Switch® brand, as part of an agreement to migrate Switch branding to Maestro by 2007.

Customer Relationship Management
      To facilitate our customer-focused strategy we have teams of employees dedicated to managing our relationships with our key customers. We believe the coordinated, high quality services provided by these teams is a significant advantage for MasterCard that distinguishes us from our competitors. We also seek to enter into business agreements with key customers through which we offer financial incentives and other financial support to issue and promote our cards. These incentives often consist of a reduction in our volume-based fees and assessments for certain customers based on the achievement of GDV hurdles or other performance metrics.
      We believe that our business agreements with key customers have contributed to our strong volume and revenue growth in recent years and that these agreements will continue to drive our business performance in 2005. However, as consolidation in the banking industry produces a smaller number of larger customers, which generally have a greater ability to negotiate pricing discounts with MasterCard, we may have to increase the amount of these incentives and other financial support in order to stay competitive, which could adversely affect our revenues and profitability.
      In 2004, JP Morgan Chase Bank and its affiliates contributed to over 10% of our consolidated revenues. Net fees earned from JP Morgan Chase Bank and its affiliates were approximately $315 million. Loss of a substantial amount of revenues from JP Morgan Chase Bank and its affiliates could have a material adverse effect on our business. See “Risk Factors”.
MasterCard Payment Programs
      MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their own customers. Our principal payment programs, which are facilitated through our brands, include consumer credit and debit programs, corporate payment solutions and stored value programs. Our issuers determine the competitive features for the cards issued under our programs, including interest rates and fees.

Consumer Programs — Credit and Charge
      MasterCard offers a number of consumer credit and charge programs that are designed to meet the needs of our customers. We are able to customize programs to address specific consumer segments. Our consumer credit programs include Standard, Gold, Platinum and World MasterCard cards. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard cards are offered with still higher credit lines or spending limits and also provides a full range of card enhancement services. World MasterCard cards, which are aimed at affluent households in the United States, have no preset spending limit and the option to revolve a designated portion of the charges made. In February 2005, MasterCard enhanced the World MasterCard card program to offer consumers rewards points in categories of their choosing, and to provide issuers with a uniquely customizable array of incentives designed to complement their consumers’ life-cycle changes and evolving preferences. These cards are targeted principally for travel and entertainment use and are accompanied with best-in-class enhancement services and loyalty rewards programs.
      MasterCard also offers a variety of innovative card programs in selected markets throughout the world. For example, MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. The MasterCard Unembossed program encourages merchants to submit transactions electronically. MasterCard has also created innovative, alternate card forms to help our customers differentiate their programs. For example, MasterCard mc(2)tm cards are generally chip-enabled and feature a distinctive cutaway corner card design. MasterCard has launched MasterCard mc(2) programs in the Europe, Latin America/Caribbean and Asia/Pacific regions.

      The services provided in connection with all MasterCard credit cards and for which we charge issuers include lost/stolen card reporting, emergency card replacement and emergency cash advance. Optional services, such as emergency travel assistance, are also available on many MasterCard cards. Required services are generally provided through third-party service providers arranged by MasterCard, including a licensed insurance company retained by MasterCard to provide insurance services.

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
      We refer to debit programs where the primary means of cardholder validation at the point of sale is for cardholders to sign a sales receipt and where transaction data is exchanged in two discrete messages (one for authorization and again for clearing) as “offline”. We refer to debit programs where cardholders enter a personal identification number (“PIN”) at a point of sale terminal for validation and where transaction data is exchanged through a single message with the initial authorization as “online”.
      We offer MasterCard-branded offline debit card programs in the United States and other countries. In 2004, Associated Bank, Bank of the West and Washington Mutual, which collectively issue an estimated 10 million offline debit cards, selected MasterCard for their offline debit card programs. In addition, MasterCard has entered into a debit processing alliance with eFunds Corporation, a leading provider of electronic payments software and processing solutions. Under the alliance, we market eFunds’ processing services as an integrated component of our debit programs. The alliance is intended to add a flexible, end-to-end debit transaction processing solution to the package of services and products already available to our customers.
      As a result of the Settlement Agreement in the U.S. merchant lawsuit described in Note 14 to the Consolidated Financial Statements herein, MasterCard has taken a number of actions to modify its MasterCard-branded offline debit card programs in the United States. Among other things, MasterCard has adopted rules that allow merchants to reject MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards, and vice versa. However, U.S. merchants who choose to accept MasterCard-branded debit cards must accept all MasterCard-branded debit cards.
      Maestro is MasterCard’s global online debit program. Maestro cards are issued, and Maestro transactions are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to MasterCard credit and offline debit transactions. Based on information from our customers and other sources, we estimate that, at December 31, 2004, the Maestro brand mark appeared on approximately 562.6 million cards worldwide and that Maestro was accepted for purchases at more than 8.4 million merchant locations.
      The MasterCard ATM Network is among the world’s largest global ATM networks, with more than 1 million participating ATMs and other cash dispensing locations around the globe. Generally, cardholders with cards bearing the MasterCard, Maestro or Cirrus logo may use a network ATM to access funds on deposit in their accounts (if a debit card is used) or to obtain a cash advance (if a credit card is used).
      We make the Cirrus brand available to customers to provide global cash access through the MasterCard ATM Network for our customers’ proprietary ATM cards. Cirrus transactions are validated by entering a PIN. Cirrus cards are issued and processed pursuant to a set of rules and procedures applicable specifically to ATM transactions.

Corporate Payment Solutions
      MasterCard offers corporate payment solutions that allow large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs.
      The MasterCard Corporate Card® is designed to allow organizations to manage employee travel and entertainment expenses. MasterCard Corporate Executive Cards, marketed in such countries as the United States, Canada, Chile and France, are targeted at senior executives and offer increased spending limits, concierge services and worldwide, 24-hour customer service. MasterCard Corporate Purchasing Cards, marketed globally, are designed to assist in the corporate purchasing process and provide companies with access to enhanced line item transaction detail. MasterCard Corporate Fleet Cards provide companies with a way to monitor and control the expenses of a commercial fleet at the vehicle or driver level, as well as to capture and manage detailed spending data. Finally, the MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs — travel, purchasing and fleet — into a single card or account, thereby reducing the costs of managing multiple card programs. We also offer a variety of payment programs for public sector entities that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard® and Executive BusinessCard are targeted at the small-business segment, offering business owners the ability to gain access to working capital, extend payments and separate business expenses from personal expenses.
      MasterCard has also developed programs that offer unique benefits to organizations ranging from small businesses to large corporations by integrating payment transaction data into financial systems. Such programs, which aim to facilitate paperless end-to-end corporate purchasing for our customers, include the MasterCard Multinational Corporate Program (global consolidation of payment transactions), MasterCard e-P3tm (accounts payable re-engineering), MasterCard ExpenSystm (expense reporting), MasterCard Smart Data (management reporting) and MasterCard SmartLink (enterprise reporting systems).

Stored Value Programs
      Stored value programs involve a balance account that is funded with monetary value prior to use. Funds in the account may be accessed via a traditional magnetic stripe or chip-enabled payment card (prepaid cards) or paper-based travelers cheques.
      Prepaid. MasterCard’s customers may implement prepaid payment programs using any of the MasterCard family of brands (MasterCard, MasterCard Electronic, Maestro or Cirrus). MasterCard provides processing services, including authorization, clearing and settlement, in support of either magnetic stripe or chip-enabled prepaid card programs and can maintain card account balance information.
      Travelers Cheques. Travelers cheques are a form of payment for use at the point of sale or at bank branches. MasterCard-branded travelers cheques are issued by a number of customers around the world. For a description of our guarantee obligations relating to travelers cheques, see Note 17 to the Consolidated Financial Statements herein.

Consulting, Information and Related Services
      Our MasterCard Advisors group provides our customers with a wide range of tailored consulting services and information and other products associated with their payments activities and programs. In 2004, MasterCard Advisors expanded existing services in the areas of research, customer relationship management, database marketing and mining, information and risk management consulting, and outsourcing. Such expansion included the acquisitions of The Tower Group, Inc., a research and advisory firm, in February 2004 and Watch Hill Partners, Inc., a customer relationship management consultancy, in May 2004. In addition, MasterCard Advisors introduced new services in the area of database mining, including the launch of the SpendingPulse™ national retail data service, which aggregates and analyzes transaction processing data in the United States to produce estimates of U.S. retail sales. MasterCard Advisors charges our customers and others fees for its professional services. At this time, MasterCard Advisors does not make a significant contribution to our revenues.

Global e-Business and Emerging Technologies
      MasterCard is supporting innovation in the payments industry with a number of initiatives, including developments in the areas of electronic commerce, smart cards and mobile commerce. MasterCard’s Electronic Commerce Center of Excellence manages MasterCard’s electronic commerce offerings by researching and developing a range of emerging technologies that offer new business opportunities to MasterCard and our customers. MasterCard’s Chip Centre of Excellence manages smart card development for MasterCard by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards. As of December 31, 2004, more than 200 million smart cards bearing MasterCard’s brands were issued worldwide. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including EMVCo LLC, a smart cards standards organization, which maintains specifications that are designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard’s Mobile and Wireless Centre of Excellence manages mobile commerce and wireless payment development by working with customers and leading technology companies. Finally, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point of interaction devices.

Anti-Fraud Programs
      Our customers are responsible for fraud losses associated with the cards they issue or the merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid our customers in detecting and preventing the fraudulent use of cards carrying our brands. Generally, we charge our customers fees for these anti-fraud programs and services. We have a number of prevention initiatives targeted at fraudulent cardholder activity, as well as programs targeted at merchant fraud. Security and cardholder authentication for remote channels are particularly critical issues facing MasterCard’s customers and merchants who engage in electronic commerce transactions, where a signed cardholder sales receipt is generally unavailable. MasterCard is seeking to address these issues through, among other things, the implementation of MasterCard SecureCodetm, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer through the use of a unique, personal code, and Site Data Protection, a program that assists customers and on-line merchants in protecting electronic commerce sites from hacker intrusions and subsequent account data compromises.
Marketing
      We manage and promote the MasterCard brand for the benefit of all customers through umbrella advertising, promotional and sponsorship initiatives. We strive to have our cardholders associate the MasterCard brand with “The Best Way to Pay for Everything that Matters®”. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase consumer awareness of MasterCard and to drive usage of MasterCard cards. We also seek to tailor our global marketing messages by optimizing their use in individual countries, while maintaining a common global theme. Our brand building initiatives, which are conducted for our benefit as well as for the benefit of our customers, represent a substantial portion of our overall expenses — approximately 41% in 2004.
      Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign, launched in the United States in 1997, has run in 48 languages across 96 countries. The “Priceless” campaign promotes MasterCard’s acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. In order to promote usage of our cards, we also sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers.

      We seek to increase MasterCard brand awareness and preference, and to encourage card usage and loyalty, by sponsoring a variety of sporting and entertainment properties that support the “Priceless” campaign and MasterCard brand positioning. In soccer, MasterCard is the exclusive payment system sponsor of the FIFA World Cup, which we believe is the single largest sporting event in the world. We also sponsor other leading soccer events, including the Union of European Football Associations (“UEFA”) European Championship and the UEFA Champions League in Europe. In golf, we are a sponsor and the preferred card of the PGA Tour, the Champions Tour, the PGA of America, the LPGA, the European PGA Tour, the PGA Tour of Australasia, and other events. In baseball, we are the exclusive payments brand sponsor of Major League Baseball (“MLB”). We have also established separate marketing and sponsorship arrangements with over half of the MLB teams. In football, we have established sponsorship arrangements with the majority of the National Football League teams. Finally, as part of our marketing strategy in family entertainment, we have a long-term sponsorship arrangement with certain business units of NBC Universal that entitles MasterCard to marketing and promotional programs with certain of Universal’s motion picture, theme park, music and video properties.
Merchant Acceptance Initiatives
      Based on information from our customers and other sources, we estimate that, at December 31, 2004, cards carrying MasterCard brands were accepted at over 24 million locations around the world. Acceptance locations include merchant locations, ATMs and other locations where cash may be obtained.
      Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. On the one hand, large merchants are supporting many of the legal and regulatory threats to interchange that MasterCard is now defending, since interchange represents a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors.” In addition, we may be required to increase the amount and scope of incentives that we provide to merchants to encourage the acceptance and usage of our cards, which may adversely affect our business. On the other hand, we believe there are many opportunities to enhance our relationships with merchants and to continue to expand acceptance of our cards, which provide numerous benefits to merchants. For example, in 2004 we made available directly to merchants those portions of our rules that apply to card acceptance and related activities, and we continue to pursue multiple initiatives to encourage merchant acceptance of our cards.
      In the area of acceptance, we aim to maintain the unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the number of payment channels where MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with remote payment applications. Second, we seek to increase the number of categories of merchants that accept our programs. We are focused presently on expanding acceptance in electronic commerce environments, in fast through-put businesses such as fast food restaurants, and in connection with public sector payments (including those involving taxes, fees, fines and tolls), among other categories. Third, we seek to increase usage of our programs at selected merchants by sponsoring a range of promotional programs. We also enter into arrangements with selected merchants under which these merchants provide incentives or discounts for the use of MasterCard-branded programs or otherwise indicate a preference for MasterCard-branded programs when accepting payments from consumers.
      We also support technical initiatives designed to make MasterCard card acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. MasterCard PayPasstm, a “contactless” payment solution that enables consumers simply to tap or wave their payment card on a specially equipped terminal, is designed to help our customers grow their business by capturing transactions that were previously cash-based and increasing card activity on underutilized card accounts. In 2004, McDonald’s agreed to accept PayPass at thousands of its locations in the United States. PayPass pilot programs have been expanded to include customers and merchants in the Asia/Pacific region and Canada.
      We view recurring payments as a significant opportunity to expand MasterCard card acceptance and usage, and we are working with customers to encourage consumers to make recurring bill payments in a variety of categories — including telephone, cable, utilities and insurance — on their MasterCard-branded cards.
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
Membership Standards
      We establish and enforce rules and standards surrounding membership in MasterCard International and the use and acceptance of cards carrying our brands.

Rule Making and Enforcement
      Membership in MasterCard International and its affiliates is generally open only to banks and other regulated and supervised financial institutions. Applicants for membership must meet membership eligibility requirements and must be approved by the appropriate regional MasterCard board of directors. In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses convey intellectual property rights to members, including access to the network and usage of MasterCard’s brands. Risk management reviews and anti-money laundering (“AML”) due diligence reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s AML program.
      As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations (“Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards. The Standards relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement, member failures and allocation of losses.
      To help ensure that members conform to the Standards, we run a number of compliance programs including reviewing card programs proposed by members and requiring members to undergo an annual audit by an independent certified public accountant (or similar examination by a regulatory authority). To tailor MasterCard’s programs and services to the needs of local markets, our global and/or regional boards have approved a number of variations to the Standards applicable to specific regions.

Member Risk Management
      As a secondary obligor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,200 principal members of MasterCard, Maestro and Cirrus, and approximately 3,000 affiliate debit licensees. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 21,500).
      To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic and political operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which a member operates indicates that a member may not be able to satisfy its MasterCard settlement obligations to other members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of letters of credit and bank guarantees. In the event that a member becomes unable or unwilling to meet its MasterCard settlement and/or program obligations, we are able to draw upon such member’s collateral account in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership.
      For liquidity protection in the event of member settlement failure, we have established a $1.95 billion committed credit facility, which is subject to annual renewal. In addition, we have the right to assess all or a portion of our members for reimbursement for settlement or any other operating losses, subject to certain limitations set forth in the bylaws and other Standards of MasterCard. For a description of our exposure to settlement and travelers cheque risk, see Note 17 to the Consolidated Financial Statements herein.
Enterprise Risk Management
      MasterCard faces a number of risks in operating its business. For a description of material risks, see “Risk Factors.” The extent to which we effectively manage risk is critical to our financial condition and profitability. Managing risk is the responsibility of our business units and is an integral component of our business activities. In 2004, a dedicated Enterprise Risk Management group was created to provide risk management analysis, support, coordination and oversight across the organization. Through enterprise risk management, we seek to identify, assess, mitigate and monitor key business risks in a consistent and disciplined manner.
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
Competition
      MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks) and electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments. As a result of a global trend in which electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, we have gained market share versus cash and checks in recent years. However, cash and checks still capture the largest overall percentage of worldwide transaction volume.
      The most common card-based forms of payment are general purpose cards, which are payment cards carrying logos that permit widespread usage of the cards within countries, regions or around the world. General purpose cards may be credit, charge or deposit access cards. Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express and JCB, among others. In specific countries, we face significant competition from other competitors such as Discover/Novus in the United States. Within the global general purpose card industry, Visa has significantly greater volume than we do. In certain countries, other competitors also have leading positions, such as JCB in Japan. Our deposit access programs also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Star, NYCE and Pulse in the United States and Interac in Canada. We also encounter competition from businesses such as retail stores and petroleum (gasoline) companies that issue their own payment cards.
      Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express.

These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they have direct relationships with both merchants and cardholders. Interchange fees, which are characteristics of four-party payments systems such as ours, are subject to increased regulatory scrutiny worldwide. See “Risk Factors”. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have avoided the same regulatory scrutiny we face and, accordingly, may enjoy a competitive advantage over four-party payment systems.
      In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. See Note 16 to the Consolidated Financial Statements herein. Under the Settlement Agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our Competitive Programs Policy, some of our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. MBNA Corporation has already begun to issue American Express Cards to its customers and, in December 2004, American Express announced that it had reached an agreement for Citibank to offer American Express credit cards to Citibank’s customers. Finally, we are being sued in several state and federal courts because of our currency conversion practices. The outcome of these lawsuits potentially could require us to change our currency conversion practices, which may have a negative impact on our business. We do not know what the final outcome will be of our various litigations and other regulatory proceedings.
      In addition to proprietary end-to-end networks, we compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries throughout the world, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality”, we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual”, meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well, due to Visa’s historical debit exclusivity rule. As a result of the litigation with the U.S. Department of Justice, Visa’s debit exclusivity rule is no longer enforceable. However, Visa enacted a bylaw that imposes a fee on its 100 largest issuers of debit cards in the United States if they reduce their Visa debit volume by more than 10%. In non-dual countries, we compete with Visa for the entire book of a customer’s business.
      Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with Visa or another competitor, resulting in the loss of business for MasterCard. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could have a material adverse impact on our business and prospects.
      In the United States, we believe that MasterCard-branded transactions account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low market penetration in the United States. In recent years, we believe that offline and online debit has grown more rapidly than credit or charge transactions. If we are unable to maintain and grow our debit business in the United States, the reputation of our brands and overall business may suffer. In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from offline, signature-based debit transactions to online, PIN-based transactions, because the latter types of transactions are more likely to be processed by ATM/debit point-of-sale networks as opposed to us.

      We also face competition from transaction processors such as First Data Corporation, some of which are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors (including First Data) have significantly greater scale than we do, which may provide them with a cost advantage over us in bidding for transaction processing business. If these processors grow their transaction volumes more quickly than we do, there is a risk that their scale advantages over us may accelerate and they could capture some of our core processing business. Similarly, some of our competitors provide currency conversion services at the point-of-sale through Dynamic Currency Conversion, or DCC, which is an alternative to the MasterCard currency conversion system. These networks could reduce our transaction processing volumes, which could adversely affect our revenues.
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
      We believe that the principal factors affecting our competitive position in the global payments industry are:

•	our relationships with our customers;

•	the impact of existing litigations, legislation and government regulation;

•	the impact of globalization and consolidation of our customers and merchants;

•	the acceptance base, reputation and brand recognition of our payment cards;

•	the quality and integrity of transaction processing;

•	the relative value of services and products offered;

•	the success and scope of marketing and promotional campaigns; and

•	the ability to develop and implement new card programs, systems and technologies in both physical and virtual environments.
Government Regulation
      Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, interchange fees associated with four-party payment systems such as MasterCard’s are being reviewed or challenged in various jurisdictions. See Note 16 to the Consolidated Financial Statements herein.
      MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is at times impacted by such regulations. Certain of MasterCard’s operations are periodically reviewed by the Federal Financial Institutions Examination Council. In addition, aspects of our operations or business may be subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control. MasterCard Europe operates a retail payment system in Europe and is subject to oversight by the National Bank of Belgium (“NBB”) pursuant to standards published by the European Central Bank. The NBB’s oversight of MasterCard Europe is principally addressed at managing financial, legal and operations risk.
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
Employees
      As of December 31, 2004, we employed approximately 4,000 persons, of which approximately 1,200 were employed outside the United States. We consider our relationship with our employees to be good.
SEC Reports
      Our periodic reports filed with the U.S. Securities and Exchange Commission are available for review on our website at www.mastercardintl.com. The information contained on our website is not incorporated by reference into this Report.
Risk Factors

Regulatory Risks
Interchange fees are the subject of increasingly intense regulatory scrutiny worldwide, which may adversely affect our business.
      Interchange fees are a significant component of the costs that merchants pay to accept payment cards, and merchants and regulators are seeking to reduce these costs through litigation or regulatory action. Accordingly, interchange fees, including MasterCard’s MIFs, are the subject of increasingly intense regulatory scrutiny worldwide. For example, in the European Union, the European Commission has issued a Statement of Objections challenging MasterCard’s cross-border MIF under European Union competition rules. If MasterCard is unsuccessful in obtaining a favorable ruling, the European Commission could order MasterCard to change the manner in which it calculates its cross-border MIF. In the United Kingdom, the Office of Fair Trading (“OFT”) has issued a Statement of Objections under the U.K. Competition Act 1998 challenging the MasterCard MIF and multilateral service fee (“MSF”), claiming that the MIF and MSF infringed U.K. competition law and do not qualify for an exemption in their present forms. In Australia, the Reserve Bank of Australia (“RBA”) has enacted regulations which impose a number of changes on the operation of four-party credit card systems. In the United States, a class-action suit has been filed by merchants alleging, among other things, that our interchange fees violate federal antitrust laws. Additional litigations with respect to interchange fees have also been threatened by merchants and plaintiffs’ lawyers in the United States. Interchange fees are also being reviewed in a number of other jurisdictions, including Poland, Spain, New Zealand, Portugal, Mexico, Colombia, South Africa and Switzerland. We believe that regulators are increasingly adopting a coordinated approach to interchange matters, as a result of which developments in any one jurisdiction may influence regulators’ approach to interchange in other jurisdictions. See Note 16 to the Consolidated Financial Statements contained herein for a complete description of these proceedings. We are devoting substantial management and financial resources to the defense of MIFs and to the other legal and regulatory challenges we face.
      If issuers are unable to collect interchange fees or are forced to reduce interchange fees, they may be unable to recoup the costs incurred for their services. This could reduce the number of financial institutions willing to participate in a four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks (such as those offered by American Express) or other forms of payment more attractive. Issuers could also attempt to balance the expense of their card programs by seeking a reduction in the fees that we charge. If MasterCard is less successful than Visa in defending interchange fees, we could also be competitively disadvantaged against Visa. In Australia, we believe that the RBA’s regulations have already benefited our competitors operating proprietary end-to-end networks. If we are ultimately unsuccessful in our defense of our and our members’ interchange fees, regulation of interchange fees could have an adverse impact on our revenues, our prospects for future growth, and our overall business.
In addition to interchange fees, the payments industry is the subject of increased regulatory focus in the United States and elsewhere, which may impose costly new compliance burdens on MasterCard and its customers and lead to decreased transaction volumes through MasterCard’s systems.
      Regulation of the payments industry, including regulation applicable to MasterCard and our customers, has increased significantly in recent years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act. The USA PATRIOT Act has required MasterCard to create and implement a comprehensive anti-money laundering program, and has imposed similar requirements on our customers. The U.S. Congress is presently considering regulatory initiatives in the areas of Internet gambling, Internet prescription drug purchases, copyright and trademark infringement and privacy, among others, that could impose additional compliance burdens on MasterCard or our customers. Most states in the U.S. are considering a variety of legislation as well. Various regulatory agencies are also considering regulations covering identity theft, account maintenance guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. In 2004, a number of regulations were issued implementing the Fair and Accurate Credit Transactions Act, or FACT Act, which, among other things, makes permanent the preemptive effect of several key provisions of the Fair Credit Reporting Act that could have a material impact on our customers’ businesses. Additional implementing regulations are anticipated in 2005. In addition, privacy and data use and security are issues of sensitivity to regulators and legislators and we and our members could be impacted by attempts to regulate such issues.
      Outside of the United States, a number of jurisdictions have begun implementing legal frameworks to regulate their domestic payment systems. For examples, regulators in Mexico and Malaysia have recently been given statutory authority to regulate certain respects of the payments systems in those countries, and similar initiatives have been proposed in Singapore and elsewhere. At present, it is not possible to predict the impact of these developments on MasterCard’s business or prospects.
      Increased regulatory focus on MasterCard may increase our costs, which would negatively impact our financial performance. Similarly, increased regulatory focus on our customers may cause them to reduce the volume of transactions processed through our systems, which would reduce our revenues and also negatively impact our financial performance.

Litigation Risks
As a result of the Court’s decision in our litigation with the U.S. Department of Justice, we have repealed our Competitive Programs Policy and our business may suffer as a result.
      In 1998, the United States Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that certain aspects of the governance of MasterCard and Visa were unlawful, and that MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) acted to restrain competition. Although we were successful in defending our governance structure at trial, the Second Circuit Court of Appeals affirmed the trial court judge’s ruling that our CPP and Visa’s bylaw constituted unlawful restraints of trade under the U.S. federal antitrust laws. After the U.S. Supreme Court denied our petition for certiorari on October 4, 2004, thereby exhausting all avenues for further appeal in this case, we repealed the CPP. As a result, our issuers are now permitted to issue general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). The repeal of the CPP could cause our members to issue fewer cards with our brand and enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process. MBNA Corporation has already begun to issue American Express Cards to its customers and in December 2004 American Express announced that it had reached an agreement for Citibank to offer American Express credit cards to Citibank’s customers. Similarly, Discover announced that GE Finance will issue Wal-mart branded cards that will run on the Discover network. Accordingly, the repeal of the CPP could have an adverse affect on our business and revenues. See Note 16 to the Consolidated Financial Statements herein.
If we are found liable in any of the cases brought by American Express or Discover, we may be forced to pay damages, which may have an adverse effect on our revenues.
      After the Supreme Court denied our petition for a writ of certiorari of the decision in our litigation with the DOJ, Discover and American Express, respectively, filed suit against MasterCard Incorporated, MasterCard International Incorporated, Visa U.S.A., Inc. and Visa International Services Association alleging that the CPP and Visa’s bylaw provision caused each injury by unlawfully restraining trade under the U.S. federal antitrust laws. Discover also alleges that it suffered injury by reason of MasterCard’s rules which required merchants in the U.S. to accept MasterCard-branded debit cards if they accepted other MasterCard products, before these rules were modified as part of the U.S. merchant lawsuit. American Express also names a number of member banks as co-defendants.
      If we are unsuccessful in defending against these lawsuits, we may have to pay treble damages, which could have an adverse effect on our business. See Note 16 to the Consolidated Financial Statements herein for a description of these and our other material legal proceedings.
Visa’s settlement service fee and the ability of U.S. merchants to not accept MasterCard-branded debit cards as a result of the settlement of the U.S. merchant lawsuit could adversely affect our ability to maintain and grow our debit card business in the United States.
      In June 2003, Visa enacted a bylaw requiring its 100 largest issuers of debit cards in the United States to pay a so-called “settlement service fee” if the issuers reduce their debit Visa volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit. See Note 14 to the Consolidated Financial Statements herein. For a description of MasterCard’s response to this bylaw provision, see Note 16 to the Consolidated Financial Statements herein. If Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prohibit them from converting their debit card programs to the MasterCard brand. In addition, under the Settlement Agreement in the U.S. merchant lawsuit, merchants have the right to reject MasterCard-branded debit cards in the United States, while still accepting other MasterCard-branded cards and vice versa. Either of these scenarios would be detrimental to MasterCard’s ability to maintain and grow its debit card business in the United States.
If we are ultimately unsuccessful in any of our various lawsuits relating to our currency conversion practices, or if Dynamic Currency Conversion services reduce the volume of foreign currency transactions we process, our business may be adversely affected.
      We generate a significant amount of revenue from processing foreign currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. A trial judge in California has found that our currency conversion practice is deceptive under California state law, and ordered that we mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The final judgment and restitution process have been stayed pending MasterCard’s appeal. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to MasterCard cardholders outside of California. We have succeeded in having several of these cases transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions alleging that our currency conversion practices violate federal antitrust laws. See Note 16 to the Consolidated Financial Statements herein.
      If we are unsuccessful in defending against these lawsuits, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may otherwise be required to modify our currency conversion practices. In addition, some of our competitors provide currency conversion services at the point of sale (known as Dynamic Currency Conversion or DCC) which, if chosen by the cardholder, could replace our own currency conversion processing services. If we are forced to change our pricing or practices for our currency conversion processing, or if we process fewer transactions because of competing DCC services or otherwise, our business would be adversely affected.
If we are found liable in any of the other material litigations that have been brought against us, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have an adverse effect on our revenues.
      There are currently actions against MasterCard International in 19 different state courts and the District of Columbia. In a number of these state courts there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. The consumer class actions are not covered by the terms of the Settlement Agreement described in Notes 14 and 16 to the Consolidated Financial Statements herein. In addition to these litigations, we are also being sued in U.S. District Court for the Eastern District of New York, the Superior Court of California and in the District Court of Rhode Island in connection with our assessment of chargeback transactions. We may also be sued in the future in the United States or in other jurisdictions by our customers, merchants or consumers for substantial damages or injunctive relief in connection with our business practices.
      If we are unsuccessful in our defense against the consumer class actions, the merchant chargeback litigations, or any other material litigation, we may be forced to pay damages and/or change our business practices and pricing structure, any of which could have an adverse affect on our business. See Note 16 to the Consolidated Financial Statements herein for a description of these and our other material legal proceedings.

Other Risks
We face increasingly intense competitive pressure on the prices we charge our customers, which may adversely affect our revenues and profitability.
      We generate revenues from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments on the dollar volume of activity on cards carrying our brands. Some of our competitors are larger or have greater financial resources than we do. In addition, continued consolidation in the banking industry is producing a smaller number of larger customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. In addition, we seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives. Also, as merchants consolidate and become increasingly larger we may be required to increase the amount of incentives that we provide to merchants. To date, our rapid overall volume growth has allowed us to mitigate the impact of pricing reductions or incentive increases. However, we may not be able to process additional transaction volume or provide additional services to our customers to compensate for such lower fees or increased costs in the future, which would adversely affect our revenues and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not be successful in these efforts.
Global economic, political and other conditions may adversely affect trends in cross-border travel, which may significantly impact our revenues and profitability.
      The global payments industry is heavily dependent upon the overall level of consumer spending. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. In addition, a significant portion of the volume generated on cards carrying our brands (and a significant portion of the revenues we earn outside the United States) are associated with cross-border business and leisure travel, which may be adversely affected by world geopolitical and other conditions. In particular, revenues from processing foreign currency transactions for our customers fluctuate with cross border travel and are impacted by changes in foreign currency exchange rates.
We are significantly dependent on our relationships with our customers to manage the MasterCard payment system. If we are unable to maintain our relationships with our customers, or if our customers are unable to maintain their relationships with cardholders or with the merchants that accept our cards for payment, our business may be adversely affected.
      We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. In particular, the payments industry is currently undergoing significant consolidations and the merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our business and prospects. In 2004, JP Morgan Chase Bank and its affiliates contributed over 10% of our consolidated revenues. Loss of business from JP Morgan Chase Bank or another large customer could adversely affect our business.
      Our business strategy calls for us to grow our business by, among other things, entering into customized agreements with customers around the globe. Like our other customer relationships, these agreements are terminable by our customers in a variety of circumstances.
      A number of our key customers are represented on our board of directors. If any one of these customers were to lose its representation on the board, this could have a detrimental effect on our business relationship with that customer. Conversely, a number of customers from which we earn substantial revenues are principally aligned with one of our competitors. A significant loss of revenues or transaction volumes from these customers could have an adverse impact on our business.
      In addition, until October 15, 2006, we are required to permit issuers with which we have entered into business agreements in the United States before October 15, 2004 to terminate those agreements without penalty in order to enter into agreements with American Express or Discover as a result of the antitrust litigation that was brought against us by the DOJ, which is described in a separate risk factor above. Accordingly, our business agreements with customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of our competitors, or for other reasons, or might not meet their contractual obligations to us.
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
      Outside of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and settled by our customers or other processors without the involvement of MasterCard’s central processing systems. Because we do not provide domestic processing services in these countries and do not, as described above, have direct relationships with cardholders or merchants, we are dependent on our close working relationships with our customers to effectively manage the MasterCard brand, together with the perception of the MasterCard payment system, among regulators, merchants and consumers in these countries. From time to time, our customers may take actions that we do not believe to be in the best interests of the MasterCard payment system overall, which may adversely impact our business.

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
      The global payments industry is highly competitive. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, as discussed under the heading “Competition”, our business faces a number of specific and increasingly intense competitive pressures worldwide. We may not be able to continue to effectively address these competitive pressures in the future. As a result, our revenues or income may decline.
As a secondary obligor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss in the event that any of our members default on their MasterCard, Cirrus or Maestro settlement obligations.
      MasterCard settlement exposure materializes when an issuer or acquirer fails to fund its daily settlement obligations due to technical reasons, liquidity shortfall, insolvency or other reasons. We quantify each member’s settlement credit risk exposure by estimating the dollar value of issuing and chargeback transactions that we would have to fund in order to satisfy such member’s MasterCard, Maestro or Cirrus-related obligations to other members. If a principal member or affiliate debit licensee is unable to fulfill its settlement obligations to other members, we may bear the loss, even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole in the event that an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Accordingly, one or more member defaults could expose us to significant losses and reduce our net income. For more information on our settlement exposure, see Note 17 to the Consolidated Financial Statements herein.
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
      Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, terrorism or accident. Most of our transaction processing systems are operated out of a single facility, supported by a separate co-processing facility. A natural disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Additionally, we rely on third- party service providers, such as AT&T, for the timely transmission of information across our global data transportation network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services and adversely affect the perception of our brands’ reliability and our revenues or income.
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
      During 2004, approximately 42% of our revenues were generated from activities outside the United States. Some of the revenues we generate outside the United States are subject to unpredictable and indeterminate fluctuations if the values of international currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our revenue currencies into U.S. dollars. The occurrence of any of these factors could have a adverse impact on our business.
Item 2.     Properties
      As of December 31, 2004, MasterCard and its subsidiaries owned or leased 57 properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on August 31, 1999. See Note 12 to the Consolidated Financial Statements herein. Our leased properties in the United States are located in 11 states and in the District of Columbia. We also lease properties in 36 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.
      We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.
Item 3.     Legal Proceedings
      Refer to Notes 14 and 16 to the Consolidated Financial Statements herein.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      There is currently no established public trading market for the common stock of MasterCard Incorporated. There were approximately 1,136 holders of record of the Class A redeemable and Class B convertible common stock of MasterCard Incorporated as of February 9, 2005. We normally do not pay any cash dividends on our common stock and intend to retain future earnings to fund the development and growth of our business. Accordingly, we do not anticipate paying cash dividends in the future. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, assessment rights, operating results and current and anticipated cash needs. The common stock of MasterCard Incorporated is not currently authorized to be issued in connection with any compensation plan.
      During the period covered by this Report, MasterCard Incorporated did not make any sales of its equity securities that were not registered under the Securities Act of 1933, as amended. In addition, MasterCard did not purchase or arrange for the purchase of any of its equity securities registered under the Securities Exchange Act of 1934, as amended, during the period covered by this Report.

Item 6.	Selected Financial Data
      On June 28, 2002, we converted from a membership to a stock company through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”) in a transaction that we refer to as the “Integration”. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe was reorganized in Belgium as MasterCard Europe sprl. Note 18 to the Consolidated Financial Statements herein more fully describes these transactions.
      The selected consolidated financial data presented below as of and for the years ended December 31, 2004, 2003 and 2002 were derived from the audited consolidated financial statements of MasterCard Incorporated. The results of MasterCard Europe’s operations have been included in our consolidated statements of operations from June 28, 2002 to present. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,593,330	$2,230,851	$1,891,811	$1,611,334	$1,445,409
Operating Income (Loss)	346,672	(601,862)	141,997	221,702	178,020
Income (Loss) before cumulative effect of accounting change	238,060	(390,742)	116,429	142,061	118,149
Net Income (Loss)	238,060	(385,793)	116,429	142,061	118,149
Net Income (Loss) Per Share before cumulative effect of accounting change (Basic and Diluted)	2.38	(3.91)	1.35	1.98	1.65
Net Income (Loss) Per Share (Basic and Diluted)	2.38	(3.86)	1.35	1.98	1.65
Balance Sheet Data:
Total Assets	$3,264,670	$2,900,905	$2,260,875	$1,486,305	$1,187,060
Long-Term Debt	229,569	229,574	80,107	80,065	82,992
Obligations under U.S. Merchant Lawsuit, Long-term	468,547	516,686	—	—	—
Stockholders’/ Members’ Equity	974,952	698,721	1,023,406	606,661	462,408
      Set forth below are tables that provide information regarding the performance results for the years ended December 31, 2004 and 2003 for the payment programs of MasterCard International and MasterCard Europe, the principal operating subsidiaries of MasterCard Incorporated. The information regarding MasterCard’s payment programs for the year ended December 31, 2003 has been restated to present the information on the same basis as the information in the table for the year ended December 31, 2004.

      The information set forth in the GDV, purchase volume, purchase transactions, cash volume and cash transactions columns of the tables is derived from information provided by MasterCard members that is subject to logical and statistical verification by MasterCard and partial cross-checking against information provided by MasterCard’s transaction processing systems. The data set forth in the accounts and card columns is derived from information provided by MasterCard members and is subject to certain limited logical and statistical verification by MasterCard. All data is subject to revision and amendment by MasterCard’s members subsequent to the date of its release. Accordingly, 2003 data has been updated to reflect new information from the time of its previous release. Growth rates over prior periods are provided for volume-based data. European activity is included for the periods presented.
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
      The MasterCard payment product is comprised of both credit programs and offline debit programs; certain data relating to each type of program is included in the tables. Credit programs include MasterCard-branded credit and charge programs. Offline debit programs include MasterCard-branded debit programs where the primary means of cardholder validation at the point of sale is for cardholders to sign a sales receipt.
      Information denominated in U.S. dollars is calculated by applying an established U.S. dollar/local currency exchange rate for each local currency in which MasterCard volumes are reported. These exchange rates are calculated on a quarterly basis using the average exchange rate for each quarter. However, MasterCard reports period-over-period rates of change in GDV, purchase volume and cash volume solely on the basis of local currency information, in order to eliminate the impact of changes in the value of foreign currencies against the U.S. dollar in calculating such rates of change. Accordingly, the period-over-period rates of change set forth in the tables cannot be extrapolated directly by reference to dollar volume information presented by MasterCard for the current and historical periods.
      The tables include information with respect to MasterCard-branded transactions that are not processed by MasterCard and transactions for which MasterCard does not earn revenues. Maestro and Cirrus online debit transactions, Mondex transactions and other branded transactions are not included in the tables.

	For the Year Ended December 31, 2004

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except Online Debit Programs	1,455.2	10.6%	1,064.4	12.4%	14,715.4	390.8	5.9%	1,960.3	576.0	679.5
Credit Programs	1,178.0	8.8%	912.7	12.3%	11,450.1	265.3	(1.8)%	823.1	487.8	579.7
Offline Debit Programs	277.2	18.7%	151.6	12.7%	3,265.3	125.5	26.9%	1,137.2	88.2	99.7

	For the Year Ended December 31, 2003

			Purchase		Purchase	Cash		Cash
	GDV	Growth	Volume	Growth	Transactions	Volume	Growth	Transactions	Accounts	Cards
	(Billions)	(Local)	(Billions)	(Local)	(Millions)	(Billions)	(Local)	(Millions)	(Millions)	(Millions)

All Programs Except Online Debit Programs	1,273.4	5.8%	915.3	9.5%	13,182.3	358.1	(2.5)%	1,780.7	529.3	625.5
Credit Programs	1,046.3	5.4%	785.2	9.0%	10,293.9	261.1	(3.9)%	740.8	460.3	545.7
Offline Debit Programs	227.1	7.8%	130.2	12.8%	2,888.4	97.0	1.8%	1,039.9	68.9	79.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”)(together, “MasterCard” or the “Company”) included elsewhere in this Report.
Forward-Looking Statements
      This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and that could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business of this Report.
Overview
      Our corporate strategy has been to focus on our key customers to drive our business growth; to strengthen our brands, technology and acceptance network; and to differentiate MasterCard from our competition by developing innovative payment solutions and customized consulting services. We remain committed to this strategic direction and have begun to implement initiatives to expand our customer-focused approach to a broader group of customers, as well as to further develop relationships with merchants that accept our cards. We will also seek to leverage our expertise in payment programs, consulting services, brand marketing, technology and processing to expand the value-added services we provide our customers. We also intend to proactively address the legal, regulatory and other industry risks that impact our business.
      In a challenging operating environment with legal, economic and industry pressures, we were able to exceed our planned revenue growth and attain our expense objectives in 2004. We achieved double-digit revenue growth of 14% in 2004 from the comparable period in 2003, adjusted for a 2% impact of favorable foreign currency fluctuation against the euro. The increase in revenue was due to higher gross dollar volume (“GDV”) and more transactions processed by MasterCard, primarily from the expansion of our customer relationships, economic recovery in many countries and higher cross-border travel. In 2003, our revenues were negatively impacted by the war in Iraq, the SARS outbreak, reduced travel and a general economic slowdown worldwide. During 2004, we continued to realign our operations and limit the growth of our operating expenses through successful vendor negotiations. Our operating expenses increased 7% in 2004, excluding the impact of the U.S. merchant lawsuit and other legal settlements, of which 1% was due to the impact of acquisitions during 2004. In 2004, the translation of MasterCard Europe’s operating results from euro into U.S. dollar combined with the devaluation of the U.S. dollar compared to the euro resulted in a 2% increase in both revenues and operating expenses compared to 2003. We reduced our operating expenses as a percentage of total revenues to 86% from 93% in 2003, excluding the impact of the U.S. merchant lawsuit and other legal settlements.
      Our financial position reflects strong liquidity. We have $1.1 billion in cash, cash equivalents and available for sale securities and $975 million in stockholders’ equity as of December 31, 2004. We intend to continue to focus on building our financial position. We believe our cash from operations will be sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2005.
      We successfully completed our Sarbanes-Oxley 404 testing one year ahead of the required deadline for non-accelerated filers with the U.S. Securities and Exchange Commission. The consolidated financial statements herein include a report from management which concludes that, based on our assessment, our internal controls over financial reporting were effective as of December 31, 2004.
Results of Operations

				Percent Increase
				(Decrease)
	For the Years Ended December 31,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions, except per share, percent
	and GDV amounts)
Operations fees	$1,637	$1,431	$1,232	14.4%	16.2%
Assessments	956	800	660	19.5%	21.2%

Revenue	2,593	2,231	1,892	16.2%	17.9%
General and administrative	1,186	1,099	965	7.9%	13.9%
Advertising and market development	916	851	694	7.6%	22.6%
U.S. merchant lawsuit and other legal settlements	22	763	—	(97.1)%	**
Depreciation and amortization	122	120	91	1.7%	31.9%

Total operating expenses	2,246	2,833	1,750	(20.7)%	61.9%
Operating income (loss)	347	(602)	142	157.6%	(523.9)%
Total other income (expense)	(23)	(10)	16	(130.0)%	(162.5)%

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	324	(612)	158	152.9%	(487.3)%
Income tax expense (benefit)	86	(221)	42	138.9%	(626.2)%
Cumulative effect of accounting change, net of tax	—	5	—	(100.0)%	**

Net income (loss)	$238	$(386)	$116	161.7%	(432.8)%

Net income (loss) per share (basic and diluted)	$2.38	$(3.86)	$1.35	161.7%	(385.9)%
Weighted average shares outstanding (basic and diluted)	100	100	86	—	16.3%
Effective income tax (benefit) rate	26.5%	(36.1)%	26.5%	**	**
Gross dollar volume (“GDV”) on a US dollar converted basis (in billions)	1,455.2	1,273.4	1,153.7	14.3%	10.4%
Processed transactions	12,400.6	10,126.7	8,944.7	22.5%	13.2%

** — Not meaningful
      The acquisition of MasterCard Europe (formerly Europay International S.A. (“EPI”)), on June 28, 2002, affected the comparability of our financial data. The results of MasterCard Europe’s operations have been included in our consolidated statements of operations from June 28, 2002. However, MasterCard Europe’s GDV and transactions are included in all periods.

Impact of Foreign Currency Rates
      Our operations are impacted by changes in foreign currency exchange rates. Quarterly assessment fees are calculated based on local dollar volume which is converted to U.S. dollar volume using average exchange rates for the quarter. In 2004, the increase in GDV of 14% on a U.S. dollar converted basis exceeded local GDV growth of 11%, resulting in increased assessment revenues due to the devaluation of the U.S. dollar. In addition, consumer behavior, particularly international travel and purchases, varies with changes in foreign currency exchange rates.
      We are especially impacted by the movements of the euro to the U.S. dollar since MasterCard Europe’s functional currency is the euro. The devaluation of the U.S. dollar against the euro and the impact of the translation of MasterCard Europe’s operating results into U.S. dollar amounts are summarized below:

	2004	2003	2002

Euro to U.S. dollar average exchange rate	$1.2383	$1.1277	$.9902	(1)
Devaluation of U.S. dollar to euro	10%	14%
Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	2%	2%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	2%	1%

(1)	Average in 2002 is from June 28, 2002, the date of our acquisition of Europay International.
Revenues
      Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. We establish standards and procedures for the acceptance and settlement of our customer transactions on a global basis. We do not issue cards, set fees, or determine the interest rates consumers will be charged on cards carrying our brands. Our issuing customers have the responsibility for determining these and most other competitive card features. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and projected customer performance.
      MasterCard enters into business agreements with certain customers that provide for fee rebates when those customers meet certain performance based criteria. Such rebates are calculated on a monthly basis based upon estimated performance and the discounted rates for the services provided. In addition, MasterCard enters into agreements with certain customers and merchants to provide GDV-based and other performance support incentives. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or the performance has occurred.
      The U.S. remains our largest geographic market based on revenues. However, international revenues grew at a faster rate than U.S. revenues in 2004, particularly in the European region. Accordingly, revenue generated in the U.S. was approximately 58%, 63% and 61% of total revenues in 2004, 2003 and 2002, respectively. The growth in the European region is primarily due to new assessment revenue streams and increased transactions. No individual country, other than the U.S., generated more than 10% of total revenues in either period.
      In addition to the expansion of our business relationships and the global recovery in cross-border travel, we believe that our 2004 revenue growth was positively impacted by the worldwide trend in which payments are migrating from paper-based forms to electronic forms such as payment cards. This trend has helped drive our volume and revenue growth for a number of years, and we expect it to continue in 2005. However, we expect our net revenue growth in 2005 to be moderated by pricing arrangements with certain large customers.

These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants.

Operations Fees
      Operations fees primarily represent user fees for authorization, clearing, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $206 million or 14% in 2004 and $199 million or 16% in 2003, in each case compared to the prior year. The acquisition of MasterCard Europe accounted for $111 million or 56% of the increase in operations fees in 2003. The significant changes in operations fees were as follows:

	Change in Revenue
	Increase
	(Decrease)

	2004	2003

	(In millions)
Authorization, settlement and switch	$128	$172
Currency conversion	47	30
Consulting	19	—
Customer/ Cardholder services	17	6
Research subscriptions	8	—
Excessive chargeback penalties	(12)	15
Other operations fees	25	(8)

Gross operations fees change	$232	$215
Increase in rebates	(26)	(16)

Net operations fees change	$206	$199

•	Authorization, settlement and switch revenues increased $128 million, or 16%, in 2004 and $172 million, or 28% in 2003. These revenues are driven by the number of transactions processed through our systems, which increased 23% and 13% in 2004 and 2003, respectively. In the third quarter 2003, MasterCard began processing the Switch brand in the U.K. which has significantly impacted processed transactions growth. Excluding Switch transactions, processed transaction growth would have been 13% and 10% in 2004 and 2003, respectively. In 2003, a significant portion of the increase in these revenues was due to the acquisition of MasterCard Europe. In 2004 and 2003, the volatility of exchange rates contributed to increased trading settlement revenue of $16 million and $33 million, respectively.

•	Currency conversion revenues increased $47 million in 2004 and $30 million in 2003. These revenues are the result of cross-border transactions by cardholders that require currency conversion to settle the transactions between issuers and acquirers. Accordingly, these revenues fluctuate with cross-border travel. While the conflict in Iraq, threat of terrorism and outbreak of SARS negatively impacted cross-border travel in the beginning of 2003, travel increased significantly in the latter part of 2003 and in 2004. In 2003, the increase was principally due to the acquisition of MasterCard Europe.

•	Consulting fees are primarily generated by MasterCard Advisors, our advisory services group. During 2004, the incremental consulting revenue is primarily the result of the acquisition of two consulting firms. See Note 6 to the Consolidated Financial Statements herein.

•	Customer/ Cardholder services include revenue earned for providing enhanced services to our customers or their cardholders. Examples of these services are telecommunication assistance, ATM locator and concierge programs. These revenues increased due to an overall increase in the demand for our programs and services.

•	Research subscriptions are generated by MasterCard Advisors, our advisory services group. In 2004, this represents a new revenue stream that resulted from the acquisition of a consulting firm in 2004. See Note 6 to the Consolidated Financial Statements herein.

•	Excessive chargeback fees are charged to acquiring banks with merchants that experience a high level of disputed claims from their customers. During 2004 and 2003, customers were assessed fees of $13 million and $25 million, respectively, for excessive chargebacks in accordance with MasterCard rules. The decrease in excessive chargeback fees in 2004 was the result of the imposition of such fees on one large acquiring customer in 2003 in connection with its merchant activity, in accordance with the MasterCard rules.

•	Other operations fees represent various revenue streams including system services, compliance, sales of holograms, manuals and publications. The change in any individual revenue line is not considered material.

•	Rebates are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates to certain customers continued to increase in 2004, particularly in the United States, due to ongoing consolidation of our customers and increasingly intense competition. Accordingly, rebates as a percentage of gross operations fees increased to 7% in 2004 compared to 6% in 2003.
     Assessments
      Assessments are charges that are calculated based on our customers’ GDV. GDV represents gross usage (purchase and cash disbursements) on cards carrying our brands for goods and services including balance transfers and convenience checks. In 2004 and 2003, assessments revenue grew $156 million, or 20% and $140 million, or 21%, respectively. GDV growth was 11% and 6% in 2004 and 2003, respectively, when measured in local currency and 14% and 10%, respectively, when measured on a U.S. dollar converted basis. The acquisition of MasterCard Europe accounted for $94 million or 68% of the increase in assessments in 2003; excluding MasterCard Europe, assessments revenue growth was 8% in 2003.
      In addition to the increase in GDV, assessments grew due to the following factors:

•	In certain countries in Europe and Latin America, our customers are charged a marketing assessment fee based on volume. These fees are used by MasterCard to expand new and existing market development programs to promote the MasterCard brand in these countries. These fees, which were extended to additional countries in 2003 and 2004, increased $28 million or 37% in 2004 and $49 million or 185% in 2003.

•	Assessment rates vary based on the nature of the transactions that generate the GDV. In 2004, there was stronger growth in international volumes and purchase volumes, which are assessed at higher rates than domestic volumes and cash volumes, respectively.
      As described above, rebates and incentives provided to our customers and merchants increased in 2004 and 2003. These rebates and incentives reduce revenue, moderate assessments growth and are generally based on GDV, as well as a fixed component for the issuance of new cards or the launch of new programs. Rebates and incentives increased $29 million and $72 million in 2004 and 2003, respectively. Rebates and incentives as a percentage of gross assessments were 29% and 31% in 2004 and 2003, respectively. During 2004 and 2003, we increased the incentives offered to certain customers and merchants to promote usage and acceptance of our brands. Additionally, the increase in rebates in 2003 can be attributed to the addition of new member contracts by MasterCard Europe subsequent to its acquisition by MasterCard.

Operating Expenses
      Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other legal settlements and depreciation and amortization expenses. In 2004, there was a decrease in operating expenses of $587 million or 21% compared to the prior year. Excluding the charges to earnings related to the U.S. merchant lawsuit and other legal settlements, there would have been an increase in operating expenses of $154 million or 7% in 2004 compared to the prior year. Approximately $31 million of the increase in 2004 related to the acquisition of the two consulting firms described in Note 6 to the Consolidated Financial Statements herein. In 2003, there was an increase in operating expenses of $1.1 billion or 62% compared to the prior year, of which $763 million or 70% was a result of the U.S. merchant lawsuit and other legal settlements and $197 million or 18% was due to the acquisition of MasterCard Europe.

General and Administrative
      General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In 2004 and 2003, these activities accounted for approximately 46% and 49% of total revenues, respectively. General and administrative expenses increased $87 million in 2004 and $134 million in 2003, primarily due to increases in personnel expenses. The acquisition of MasterCard Europe accounted for $110 million or 82% of the increase in general and administrative expenses in 2003. The major components of changes in general and administrative expenses are as follows:

	Change
	Increase
	(Decrease)

	2004	2003

	(In millions)
Personnel	$52	$98
Professional fees	30	10
Telecommunications	(13)	1
Data processing	5	10
Travel	5	2
Other	8	13

Net general and administrative change	$87	$134

•	Personnel expense increased in 2004 primarily due to performance and merit increases resulting from better than anticipated performance against company objectives and the acquisition of the two consulting firms described in Note 6 to the Consolidated Financial Statements herein. In 2003, the increase was primarily due to a full year of salaries and benefits as compared to six months in 2002 resulting from the acquisition of MasterCard Europe.

•	Professional fees increased in 2004 primarily due to consulting services utilized in developing our strategic initiatives and services related to compliance with Section 404 of the Sarbanes-Oxley Act.

•	Telecommunications expense decreased in 2004 as a result of our ongoing evaluation of telecommunication needs, including renegotiation of certain contracts with service providers.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel expenses are incurred primarily for travel to customer and regional meetings and accordingly vary with business activity.

•	Other includes rental expense for our facilities, foreign exchange gains and losses, impairment expense and other miscellaneous administrative expenses.

Advertising and Market Development
      Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In 2004 and 2003, these activities accounted for approximately 35% and 38% of total revenues, respectively. Advertising and market development expenses increased $65 million or 8% in 2004 and $157 million or 23% in 2003. The acquisition of MasterCard Europe accounted for $70 million or 45% of the increase in advertising and market development expenses in 2003.
      Our brands, principally MasterCard, are valuable strategic assets which convey symbols that can be readily identified by our customers, as well as our cardholders, creating value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our MasterCard brand reputation, image and ultimate value. Our “Priceless” campaign has run in 96 countries and 48 languages and we continue to invest significantly in this campaign. In 2004, increased media advertising occurred in our European region. In addition, MasterCard has corporate sponsorships and conducts promotions to generate usage of cards carrying our brands. During 2004 and 2003, we sponsored the UEFA Champions League, certain National Football League teams, Major League Baseball, the Professional Golf Association and Universal Studios.
      MasterCard implemented a four-year plan in 2002 to accelerate our growth and to enhance the global position of MasterCard and its customers by significantly expanding its spending in advertising and market development. For the year ended December 31, 2004 and 2003, we spent $192 million and $152 million on advertising and marketing relating to this plan. The primary focus of these initiatives is to build brand recognition, promote brand acceptance and enhance the development of our programs and services in certain markets. We will continue to evaluate the extent of these initiatives in light of changing market conditions.

Merchant Lawsuit and Other Legal Settlements
      In the first quarter of 2003, we recorded a pre-tax charge of $721 million ($469 million after-tax) consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. merchant lawsuit settlement agreement by the court, and other factors. In addition, other legal settlements were made in 2004 and 2003. Total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2002	$—
U.S. merchant lawsuit and other legal settlements	763
Interest accretion	43
Payments	(134)

Balance as of December 31, 2003	672
Currency conversion court award of plaintiff attorney’s fees	14
Other legal settlements and revisions of U.S. merchant lawsuit opt-out estimate	8
Interest accretion	51
Payments	(149)
Other	2

Balance as of December 31, 2004	$598

Depreciation and Amortization
      Depreciation and amortization expenses increased $2 million in 2004 and $29 million in 2003. In 2003, depreciation and amortization expense increased significantly due to the acquisition of MasterCard Europe as well as additional capitalized computer software. The acquisition of MasterCard Europe accounted for $17 million or 59% of the increase in depreciation and amortization in 2003.
      Our business is dependent on the technology that we use to process transactions. This technology is continuously updated and improved. Therefore, our investment in capitalized software and related amortization also continues to increase. In recent years we have made the following significant changes to our technology and technology centers, which have caused an increase in our depreciation and amortization:

•	During 2003, our co-processing technology center was moved from Lake Success, NY to Kansas City, MO. The cost of the new facility and equipment was $36 million.

•	During 2004 and 2003, we continued to invest in our System Enhancement Strategy, an upgrade of all of MasterCard’s core systems to improve productivity and lower overall processing costs.

Other Income and Expense
      Other income (expense) is comprised primarily of investment income and interest expense. Investment income decreased $8 million in 2004 and increased $31 million in 2003. The decrease in 2004 resulted from a decline in the market value of our trading securities portfolio. The increase in 2003 was primarily due to the consolidation of the variable interest entity (see the discussion in Note 12 to the Consolidated Financial Statements herein) and appreciation of the market value of our trading securities portfolio. Interest expense increased $7 million and $53 million in 2004 and 2003, respectively, primarily due to interest expense of $51 million and $43 million, respectively, related to imputed interest on the U.S. merchant lawsuit settlement. In addition, in 2003 the consolidation of the variable interest entity increased interest expense.

Income Taxes
      The effective income tax expense (benefit) rate for years ended December 31, 2004, 2003 and 2002 was 26.5%, (36.1)% and 26.5%, respectively. The decrease in the rate in 2004 was primarily attributable to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and a one-time increase in our deferred state tax assets as a result of additional income subject to higher state and local tax rates. The 2003 tax benefit was primarily driven by the U.S. merchant lawsuit settlement. The amount of the litigation settlement and its impact on pretax income was so large that the permanent differences did not significantly affect the tax rate, resulting in a tax benefit at the highest marginal rate. The increase in the rate from 2002 to 2003 was primarily attributable to a one-time revaluation in 2002 of MasterCard Europe’s deferred tax liabilities due to the reduction in the Belgium statutory tax rate from 40.2% to 34.0% in December 2002. The components impacting the effective tax rate are:

	For the Years Ended December 31,

	2004		2003		2002

	Dollar		Dollar		Dollar
	Amount	Percent	Amount	Percent	Amount	Percent

	(In millions)		(In millions)		(In millions)
Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	$324		$(612)		$158

Federal statutory tax (benefit)	$113	35.0%	$(214)	(35.0)%	$55	35.0%
State tax effect, net of Federal benefit	4	1.3%	2	0.3%	6	3.9%
Foreign tax effect, net of Federal benefit	4	1.2%	(4)	(0.6)%	(3)	(1.7)%
Non-deductible expenses and other differences	4	1.0%	2	0.3%	5	2.7%
Tax exempt income	(7)	(2.1)%	(7)	(1.1)%	(7)	(4.4)%
Adjustment to deferred tax for change in tax rate:
United States — state	(8)	(2.6)%	—	—	—	—
Foreign	—	—	—	—	(11)	(6.9)%
Refund claims and settlement of audit matters:
United States	(11)	(3.4)%	—	—	—	—
Foreign	(13)	(3.9)%	—	—	(3)	(2.1)%

Income tax expense (benefit)	$86	26.5%	$(221)	(36.1)%	$42	26.5%

Liquidity
      We believe our ability to generate cash to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At December 31, 2004, we had $1.1 billion of cash, cash equivalents and available for sale securities with which to manage operations, compared to $880 million at December 31, 2003. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2005. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2005. However, our liquidity could be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Legal, Regulatory and Other Industry Risks.”

				Percent Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions, except ratio)
Cash Flow Data:
Net cash provided by operating activities	$344	$190	$310	81.1%	(38.7)%
Net cash used in investing activities	(275)	(170)	(213)	(61.8)%	20.2%
Net cash used in financing activities	—	—	(35)	**	**
Balance Sheet Data:
Current assets	$1,903	$1,610	$1,456	18.2%	10.6%
Current liabilities	1,301	1,189	930	9.4%	27.8%
Long-term liabilities	984	1,009	307	(2.5)%	228.7%
Equity	975	699	1,023	39.5%	(31.7)%
Working capital ratio	1.46	1.35	1.57

** — Not meaningful
      Net cash provided by operating activities in 2004 and 2003 was generated principally by current period earnings (losses) exclusive of non-cash charges for depreciation and amortization and legal settlements. The liabilities related to the U.S. merchant lawsuit settlement and other legal settlements discussed in Note 14 to the Consolidated Financial Statements herein will be funded through existing cash and cash equivalents, investments, cash generated from operations and our borrowing capacity. We recorded expense of $22 million and $763 million for legal settlement costs in 2004 and 2003, respectively, and had related cash payments totaling $149 million and $134 million, respectively.
      The utilization of cash for investing activities in 2004 was primarily due to purchases of available-for-sale securities and the acquisition of certain businesses as described in Note 6 to the Consolidated Financial Statements herein. In 2004 and 2003, we also invested in the internal development of capitalized software and purchase of fixed assets to support our business. Our capitalized software is essential to providing payment card transaction processing to our customers through our proprietary global computer and telecommunications system. Our investing activities in 2003 included funding for a co-processing facility in Kansas City, Missouri, and associated equipment.
      In addition to our liquid investments, we provide for liquidity through a committed $1.95 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 17, 2005. The Credit Facility replaced MasterCard Incorporated’s prior $1.2 billion credit facility which expired on June 18, 2004. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of December 31, 2004. There were no borrowings under the Credit Facility at December 31, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.
      Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. These ratings were reaffirmed in 2004. This rating has not materially impacted our liquidity.
Legal, Regulatory and Other Industry Risks
      Our business has many industry risks, most significantly the legal and regulatory environment in which we operate. These risks have increased in recent years, although we are proactively seeking to address them. For a complete description of the risks facing our business; see “Risk Factors” in Item 1 — Business of this Report. The following risks, among others, may have a material impact on our results of operations or financial condition:

•	Legal and Regulatory Proceedings — MasterCard is a party to several legal and regulatory proceedings, as discussed in Note 16 to the Consolidated Financial Statements herein, which could have a material adverse impact on our business. Many of the legal and regulatory proceedings to which we are subject are supported by merchants, who have a growing role in the global payments industry. See “Merchant Acceptance Initiatives” in Item 1 — Business of this Report.

•	Competition and Consolidation of Our Customers — We are, and will continue to be, significantly dependent on our relationships with our issuers, acquirers and merchants. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. In addition, the consolidation and globalization of our customers has provided more intense competition and greater demand for rebates, incentives and reduced pricing for our services. The consolidation or merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues.

•	Economic — Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. The tsunami in Asia did not impact our 2004 revenue; however we intend to closely monitor the impact as the recovery from the tsunami evolves in 2005.

Future Obligations
      The following table summarizes as of December 31, 2004 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In millions)
Capital leases(a)	$63	$9	$8	$4	$42
Operating leases(b)	123	37	55	29	2
Sponsorship, licensing & other(c)	570	254	251	52	13
U.S. merchant lawsuit and other legal settlements(d)	829	129	200	200	300
Debt(e)	250	5	11	234	—

Total	$1,835	$434	$525	$519	$357

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations. Obligations which result from performance based agreements with our members and merchants have been excluded from the table due to their contingent nature.

(d)	Represents amounts due in accordance with legal settlements entered into during 2003 and refined in 2004, including the settlement agreement in the U.S. merchant lawsuit.

(e)	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. See Note 11 to the Consolidated Financial Statements herein. We also have various credit facilities for which there were no outstanding balances at December 31, 2004 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.
Member Relationships and Related Parties
      We have a diversified member base of approximately 2,200 principal members and approximately 21,500 affiliate members. Our stockholders are principal members of MasterCard International. In the normal course of business, we enter into transactions with our members and operate a system for authorizing, clearing and settling payment transactions among the members of MasterCard International.
      One customer, JP Morgan Chase Bank generated 12% of our revenue in 2004. In addition, certain other customers generate in excess of five percent of our revenue. The loss of any of these members could adversely impact MasterCard’s net income. In addition, as part of our business initiative to grow our business, MasterCard, among other efforts, enters into business agreements with members. These agreements can be terminated in a variety of circumstances. Under certain circumstances, we may be required to permit members in the United States that have entered into agreements with us to terminate those agreements without penalty as a result of the antitrust litigation brought against us by the U.S. Department of Justice. Any termination of these agreements could have an adverse impact on our financial condition. However, we believe that it is not currently possible to estimate the impact, if any, that the termination of any member business agreements would have on our results of operations, financial position or cash flows.
Critical Accounting Estimates
      Our accounting policies are integral to understanding our results of operations and financial condition. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have established detailed policies and control procedures to ensure that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The following is a brief description of our current accounting policies involving significant management judgments.

Financial Statement
Caption/Critical Accounting		Effect if Actual Results Differ
Estimate	Assumptions/Approach Used	from Assumptions

Revenue Recognition
Certain revenues are estimated. Note 1 to the Consolidated Financial Statements herein contains a complete discussion of our revenue recognition policies.	Certain revenues are recorded based on an estimate of our customers’ performance. Such estimates are subsequently validated against performance reported by our customers. Differences are adjusted in the period the customer reports. Customers’ performance is estimated by using historical performance, member reported information, transactional information accumulated from our systems and discussions with our customers.	If our customers’ actual performance is not consistent with our estimates of their performance, revenues may be materially different than initially recorded.
Rebates and incentives are estimated.	Rebates and incentives are generally recorded as contra- revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements.	If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially recorded.
Legal and Regulatory Matters
We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 14 and 16 to the Consolidated Financial Statements herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Financial Statement
Caption/Critical Accounting		Effect if Actual Results Differ
Estimate	Assumptions/Approach Used	from Assumptions

Discount Rate for Merchant Lawsuit Settlement
Note 14 to the Consolidated Financial Statements herein contains a complete discussion of the Merchant Lawsuit.	We estimated the discount rate we used to calculate the present value of our obligations under the Settlement Agreement to be 8% for the year ended December 31, 2003. The discount rate used was a matter of management judgment at the time of the settlement, which considered our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.	A 1% increase in the discount rate would increase annual interest expense by approximately $4 million in 2005, and declining amounts thereafter. A 1% decrease in the discount rate would decrease annual interest expense by approximately $4 million in 2005, and declining amounts thereafter.

In addition, a 1% change in the discount rate would have impacted the amount we recorded as an after-tax charge for the year ended December 31, 2003 by approximately $20 million.
Goodwill and Intangible Assets (except Capitalized Software)
We perform analyses of goodwill and intangible assets on an annual basis or if indicators of impairment exist. This evaluation utilizes a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of the carrying amount over fair value.	In performing the analyses, we primarily utilize independent valuation experts. The test methods employed involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data.	During 2004, the Company identified and recorded impairment losses of approximately $7 million for one of the acquisitions completed in 2004. We completed our annual impairment testing for all other goodwill and intangibles using the methodology described herein, and determined there was no impairment.
If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with goodwill and/or intangible assets. The carrying value of goodwill and intangible assets, excluding capitalized software, was $426 million as of December 31, 2004.

Financial Statement
Caption/Critical Accounting		Effect if Actual Results Differ
Estimate	Assumptions/Approach Used	from Assumptions

Income Taxes
In calculating our effective tax rate we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ, which could be material.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset in excess of the net deferred tax asset or we were unable to realize a net deferred tax asset; an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.
Capitalized Software
Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets in the Consolidated Balance Sheets herein.	We are required to make judgments to determine if each project will satisfy its intended use. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project.	During the year, no significant impairment charges were recorded. However, if actual results are not consistent with our judgments, we may be exposed to an impairment charge. The net carrying value of capitalized software as of December 31, 2004 was $120 million.
Note 1 to the Consolidated Financial Statements herein contains a complete discussion of our accounting policies for intangible assets.	On an ongoing basis, we perform impairment analyses on various technologies. If the carrying value of the various technologies exceeds the fair value, impairment charges are recorded.
Pensions
Certain assumptions are used in the determination of our annual pension costs and the disclosure of the funded position of our pension plans. Key assumptions include the discount rate used to measure the plans’ projected benefit obligation and the expected rate of return on plan assets.	We utilized a discount rate of 5.75 percent in measuring the projected pension benefit obligation at December 31, 2004, 6.25 percent in calculating the net periodic pension cost and an expected return on plan assets of 8.5 percent.	A quarter of a percentage point decrease in our discount rate would increase our projected benefit obligation by $1.5 million, and would have a negligible effect on our annual pension expense. An equal but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate. A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $0.3 million.

Recent Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We have fully implemented SFAS 132 for the year ended December 31, 2004.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance to determine whether an other-than-temporary impairment exists for available-for-sale or held-to-maturity investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Investments” and investments accounted for under the cost method or the equity method. EITF 03-01 also requires certain disclosures related to investments that are in an unrealized loss position at the balance sheet date. The FASB has indefinitely deferred the recognition and measurement guidance in EITF 03-01, through FASB Staff Position (“FSP”) No. EITF Issue 03-1-1. We have fully implemented all of the required disclosures for the year ended December 31, 2004.
      In December 2004, the FASB issued FSP No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes”. We are not intending to repatriate under the Act, therefore FSP 109-2 is not expected to have an impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the board of directors, governing our funding, investments, and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at December 31, 2004 as compared to December 31, 2003.
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
      At December 31, 2004 and 2003, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $41 million and $64 million, respectively) and sold (with notional amounts of $20 million and $60 million, respectively). Based on the year-end 2004 and 2003 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $2.0 million and $0.4 million at December 31, 2004 and 2003, respectively.

      At December 31, 2004 and 2003, forward currency contracts against the euro were purchased (with notional amounts of $128 million and $178 million, respectively). Based on the year-end 2004 and 2003 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the euro is estimated to create a loss valued at $11 million and $16 million at December 31, 2004 and 2003, respectively.
      Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rates and clearing the financial transactions is typically one business day and by limiting the supported settlement currencies to the U.S. dollar or one of seventeen other stable transaction currencies. The remaining 143 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.
Interest Rate Risk
      Our interest rate sensitive assets are our debt instruments, which we hold as available-for-sale investments. They are rated AA or above and primarily consist of fixed rate short and medium-term instruments. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a 100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $17 million for each of 2004 and 2003, respectively. Our held-to-maturity investments are not be subject to interest rate movements.
      Our interest rate sensitive liabilities consist of subordinated debt securities. A 100 basis point decrease in rates would result in a fair value loss of $9 million and $12 million for December 31, 2004 and 2003, respectively. See Note 11 to the Consolidated Financial Statements herein.
      At December 31, 2004 and 2003, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. There were no amounts outstanding at December 31, 2004 and 2003, respectively, under these credit facilities. See Note 11 to the Consolidated Financial Statements herein.
Equity Price Risk
      We own trading securities, which are comprised of equity securities selected to offset obligations in connection with an executive compensation plan. The effect of a hypothetical 10 percent decline in market value would result in a loss of $3 million in each of the years ended December 31, 2004 and 2003, respectively. To the extent the executive compensation plan remains in a net appreciation position, an offsetting gain would be recorded in general and administrative expense.

Item 8.	Financial Statements and Supplementary Data
MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of MasterCard Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2004. In making its assessment management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MasterCard Incorporated:
      We have completed an integrated audit of MasterCard Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 9 to the consolidated financial statements, the Company changed its method for calculating the market-related value of pension plan assets used in determining the expected return on the assets component of annual pension cost in 2003. Additionally, as discussed in Note 13 to the Consolidated Financial Statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which resulted in the consolidation of a special purpose entity in 2003.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in this Item, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New York, NY
March 1, 2005

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	data)
ASSETS
Cash and cash equivalents	$328,996	$248,119
Investment securities, at fair value:
Trading	27,407	30,761
Available-for-sale	781,486	631,630
Accounts receivable	293,292	259,429
Settlement due from members	223,738	210,014
Restricted security deposits held for members	87,300	60,524
Prepaid expenses	124,595	92,189
Other current assets	35,982	77,184

Total Current Assets	1,902,796	1,609,850
Property, plant and equipment, at cost (less accumulated depreciation of $329,877 and $288,259)	242,358	258,520
Deferred income taxes	235,023	223,908
Goodwill	217,654	187,881
Other intangible assets (less accumulated amortization of $228,466 and $158,938)	328,984	327,630
Municipal bonds held-to-maturity	195,295	196,141
Other assets	142,560	96,975

Total Assets	$3,264,670	$2,900,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$187,035	$202,604
Settlement due to members	186,858	176,144
Restricted security deposits held for members	87,300	60,524
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 14 and 16)	129,047	155,780
Accrued expenses (Note 8)	648,019	555,165
Other current liabilities	63,103	38,641

Total Current Liabilities	1,301,362	1,188,858
Deferred income taxes	73,227	64,125
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 14 and 16)	468,547	516,686
Long-term debt	229,569	229,574
Other liabilities	212,393	198,321

Total Liabilities	2,285,098	2,197,564
Commitments and contingent liabilities (Notes 13 and 16)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(121,204)	(359,264)
Accumulated other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	127,481	83,210
Net unrealized gain on investment securities available-for-sale	3,804	9,476
Net unrealized loss on derivatives accounted for as hedges	(3,497)	(3,069)

Total accumulated other comprehensive income, net of tax	127,788	89,617

Total Stockholders’ Equity	974,952	698,721

Total Liabilities and Stockholders’ Equity	$3,264,670	$2,900,905

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue	$2,593,330	$2,230,851	$1,891,811
Operating Expenses
General and administrative	1,185,837	1,098,552	965,299
Advertising and market development	915,851	851,150	694,010
U.S. merchant lawsuit and other legal settlements (Notes 14 and 16)	21,653	763,460	—
Depreciation	51,277	52,953	42,068
Amortization	72,040	66,598	48,437

Total operating expenses	2,246,658	2,832,713	1,749,814

Operating income (loss)	346,672	(601,862)	141,997
Other Income (Expense)
Investment income, net	48,701	56,591	25,607
Interest expense	(69,722)	(62,936)	(9,891)
Minority interest in losses (earnings) of subsidiaries	175	160	(79)
Other income (expense), net	(2,126)	(3,473)	754

Total other income (expense)	(22,972)	(9,658)	16,391

Income (loss) before income taxes	323,700	(611,520)	158,388
Income tax expense (benefit)	85,640	(220,778)	41,959

Income (loss) before cumulative effect of accounting change	238,060	(390,742)	116,429
Cumulative effect of accounting change, net of tax	—	4,949	—

Net Income (Loss)	$238,060	$(385,793)	$116,429

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$2.38	$(3.91)	$1.35
Cumulative effect of accounting change, net of tax	—	.05	—

Net Income (Loss) per Share (Basic and Diluted)	$2.38	$(3.86)	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net income (loss)	$238,060	$(385,793)	$116,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,277	52,953	42,068
Amortization	72,040	66,598	48,437
Impairment of assets	7,427	4,359	6,370
Deferred income taxes	40,845	(240,666)	4,429
Other	4,540	1,391	2,281
Changes in operating assets and liabilities, net of effects from acquisitions:
Trading securities	3,354	(250)	12,642
Accounts receivable	(22,446)	(48,799)	16,414
Settlement due from members	2,768	55,006	63,491
Prepaid expenses and other current assets	(30,737)	(21,604)	(4,086)
Accounts payable	(20,275)	21,566	34,420
Settlement due to members	(3,356)	(27,777)	(38,133)
Legal settlement accruals, including accretion of imputed interest	(74,872)	672,466	—
Accrued expenses	82,403	39,738	64,529
Net change in other assets and liabilities	(7,233)	1,257	(59,419)

Net cash provided by operating activities	343,795	190,445	309,872
Investing Activities
Purchases of property, plant and equipment	(30,525)	(76,253)	(54,237)
Capitalized software	(47,630)	(73,310)	(47,128)
Purchases of investment securities available-for-sale	(2,194,931)	(1,282,107)	(1,610,861)
Proceeds from sales of investment securities available-for-sale	2,032,275	1,265,192	1,474,201
Cash received from the acquisition of Europay International S.A., net of acquisition related expenses	—	—	31,243
Acquisition of businesses, net of cash acquired	(29,861)	—	—
Other investing activities	(3,842)	(3,356)	(5,972)

Net cash used in investing activities	(274,514)	(169,834)	(212,754)
Financing Activities
Short-term borrowings, net of repayments	—	—	(34,893)

Net cash used in financing activities	—	—	(34,893)

Effect of exchange rate changes on cash and cash equivalents	11,596	8,933	1,307

Net increase in cash and cash equivalents	80,877	29,544	63,532
Cash and cash equivalents — beginning of year	248,119	218,575	155,043

Cash and cash equivalents — end of year	$328,996	$248,119	$218,575

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY

		Retained				Additional
		Earnings	Accumulated Other	Common Stock		Paid-In Capital
		(Accumulated	Comprehensive
	Total	Deficit)	Income, net of tax	Class A	Class B	Class A	Class B

	(In thousands)
Balance at December 31, 2001	$606,661	$602,724	$3,937	$—	$—	$—	$—
Net income	116,429	116,429	—	—	—	—	—
Issuance of common stock	275,744	(692,624)	—	840	160	812,589	154,779
Other comprehensive income, net of tax	24,572	—	24,572	—	—	—	—

Balance at December 31, 2002	1,023,406	26,529	28,509	840	160	812,589	154,779
Net loss	(385,793)	(385,793)	—	—	—	—	—
Other comprehensive income, net of tax	61,108	—	61,108	—	—	—	—

Balance at December 31, 2003	698,721	(359,264)	89,617	840	160	812,589	154,779
Net income	238,060	238,060	—	—	—	—	—
Other comprehensive income, net of tax	38,171	—	38,171	—	—	—	—

Balance at December 31, 2004	$974,952	$(121,204)	$127,788	$840	$160	$812,589	$154,779

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net Income (Loss)	$238,060	$(385,793)	$116,429
Other comprehensive income, net of tax:
Foreign currency translation adjustments	44,271	66,668	17,220

Unrealized (loss) gain on investment securities available-for-sale	(5,977)	(2,492)	18,717
Income tax effect	2,068	925	(6,337)

	(3,909)	(1,567)	12,380
Reclassification adjustment for net gain realized on investment securities available-for-sale	(2,695)	(5,442)	(3,825)
Income tax effect	932	2,020	1,295

	(1,763)	(3,422)	(2,530)

Unrealized loss on derivatives accounted for as hedges	(4,262)	(13,844)	(2,498)
Income tax effect	957	4,672	—

	(3,305)	(9,172)	(2,498)
Reclassification adjustment for net loss realized on derivatives accounted for as hedges	3,710	11,710	—
Income tax effect	(833)	(3,109)	—

	2,877	8,601	—

Other comprehensive income, net of tax	38,171	61,108	24,572

Comprehensive Income (Loss)	$276,231	$(324,685)	$141,001

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies
      Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”), MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.
      Consolidation and basis of presentation — The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the 2004 presentation. The consolidated financial statements include the accounts of MasterCard and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation.
      The Company consolidates majority-owned and controlled entities, including specific consideration of variable interest entities which are required to be consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.
      The Company accounts for investments in entities under the equity method of accounting when it holds between 20% and 50% ownership in the entity and when it exercises significant influence. The equity method of accounting is also utilized for limited partnerships and limited liability companies if the investment ownership percentage is greater than 3% of outstanding ownership interests or common stock, respectively, regardless of whether MasterCard has significant influence over the investees. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense), net on the consolidated statements of operations.
      The Company accounts for investments in affiliates under the historical cost method of accounting when it holds less than 20% ownership in the entity and when it does not exercise significant influence.
      Investments in entities for which the equity method and historical cost method of accounting are appropriate are recorded in other assets on the consolidated balance sheets.
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
      Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the debt securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale. Available-for-sale debt securities

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income (loss). Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine gains and losses. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations.
      Equity securities bought and held primarily for sale in the near term are classified as trading and are reported at fair value. Quoted market values are used to determine the fair value of trading securities. The Company’s trading securities are publicly traded and are related to an executive compensation plan. Net realized and unrealized gains and losses on trading securities are recognized in investment income on the consolidated statements of operations. The specific identification method is used to determine realized gains and losses. To the extent these securities appreciate over their original cost, a corresponding offset would be recorded in general and administrative expense in connection with the executive compensation plan.
      Held-to-maturity and available-for-sale investments are evaluated for other than temporary impairment on an ongoing basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are available to meet the Company’s current operational needs and accordingly are classified as short-term.
      Settlement due from/due to members — The Company operates systems for clearing and settling payment transactions among MasterCard International members. Net settlements are generally cleared daily among members through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard International members.
      Restricted security deposits held for MasterCard International members — MasterCard requires and holds cash deposits from certain members of MasterCard International in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets.
      Property, plant and equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases is included in depreciation expense.
      The Company evaluates the recoverability of all long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value, a loss is recorded.
      Goodwill — Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment at least annually. Goodwill was tested for impairment during each of 2004, 2003 and 2002. In 2004, the company recorded an impairment charge; see Note 6 herein.
      Intangible assets — Intangible assets consist of capitalized software costs, franchise rights, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives under the straight-line method. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.
      The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2004, 2003 and 2002, the Company recorded impairment charges for finite lived intangible assets; see Note 7 herein. Intangible assets with indefinite lives, customer relationships, are tested for impairment at least annually. No impairment charges were recorded in 2004, 2003 or 2002.
      Litigation accrual — The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 14 and 16, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s judgments.
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
      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign-currency cash flow hedge are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative instruments which are foreign currency fair value hedges or which do not qualify or are not designated for hedge accounting under SFAS 133 are reported in current-period earnings.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions for all derivatives that qualify for hedge accounting under SFAS 133. This process includes linking all derivatives

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
that are designated as foreign-currency cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If and when it is determined that a derivative is no longer expected to be highly effective, hedge accounting is discontinued.
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
      Revenue recognition — The Company’s revenue is comprised principally of operations fees and assessments. Revenues are generated from the fees charged to customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and historical and projected customer performance. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
      Operations fees represent fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among the Company’s customers on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Other revenues included within operations fees include currency conversion fees, net foreign exchange gains or losses on settlement activities, excessive chargeback violation fees, consulting, sales of holograms, warning bulletins, manuals and publications.
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
      MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided. MasterCard also enters into agreements with certain customers to provide volume-based and performance support incentives. MasterCard may incur costs directly related to the acquisition of the contract, which are deferred and amortized over the life of the contract. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or performance has occurred, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Rebates and incentives are based on management’s estimate of the customers’ performance in a given period, and actual results may differ from these estimates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      In addition, certain rebate and incentive agreements provide for free or discounted services, which are recorded in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The discount from the fair value of the services is recorded as a reduction of revenue related to other elements of the contract using the residual method.
      Pension and other postretirement plans — Compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The unit credit cost method is utilized for funding purposes. Prior to 2003, the expected return on plan assets was based on a calculated asset value. Beginning in 2003, the expected return on plan assets is based on the current fair value of the plan assets; this change in accounting principle is discussed in Note 9.
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company has fully implemented SFAS 132 for the year ended December 31, 2004.
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. MasterCard International determined the effects of the Act were not a significant event requiring an interim remeasurement. Consequently, as permitted by FSP 106-2, net periodic postretirement benefit cost for 2004 does not reflect the effects of the Act. The accumulated postretirement benefit obligation (“APBO”) for the postretirement benefit plan was remeasured at December 31, 2004 to reflect the effects of the Act, which resulted in a reduction in the APBO of $2,680.
      Advertising expense — Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.
      Foreign currency translation — The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro and MasterCard’s operations in Brazil for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are remeasured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are remeasured at historical exchange rates; and revenue and expense accounts are remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses are included in net income (loss). Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Net income (loss) per share — MasterCard computes basic and diluted net income (loss) per share by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period.
Note 2.     Supplemental Cash Flows
      The following table includes supplemental cash flow disclosures for the years ended December 31:

	2004	2003	2002

Cash paid for income taxes	$43,594	$14,739	$68,238
Cash paid for interest	16,732	16,793	5,711
Cash paid for settlement of U.S. merchant lawsuit and other legal settlements (Note 14 and 16)	149,948	133,680	—
Non-cash investing and financing activities:
Common stock issued for acquisition of Europay International S.A (Note 18)	—	—	275,744
Consolidation of variable interest entity (Note 12):
Municipal bonds held-to-maturity	—	154,000	—
Long-term debt	—	149,380	—
Minority interest	—	4,620	—
Sale-leaseback transaction:			—
Capital lease obligation	—	36,382	—
Bonds held-to-maturity	—	36,382	—
      In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced the back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $52,905 and are included in the future commitment schedule in Note 13. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2004, the future minimum sublease rental income is $2,868.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
Note 3.     Net Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,

	2004	2003	2002

Numerator for net income (loss) per share (basic and diluted):
Income (loss) before cumulative effect of accounting change	$238,060	$(390,742)	$116,429
Cumulative effect of accounting change, net of tax	—	4,949	—

Net income (loss)	$238,060	$(385,793)	$116,429

Denominator for net income (loss) per share (basic and diluted):
Weighted average shares outstanding	100,000	100,000	86,204

Income (loss) per share before cumulative effect of accounting change	$2.38	$(3.91)	$1.35
Cumulative effect of accounting change per share, net of tax	—	.05	—

Net income (loss) per share (basic and diluted)	$2.38	$(3.86)	$1.35

Note 4.     Investment Securities
      Available-for-sale investment securities consist of municipal bonds. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	Available-for-Sale

	December 31,	December 31,
	2004	2003

Amortized cost	$775,509	$616,981
Gross unrealized gains	6,947	14,907
Gross unrealized losses	(970)	(258)

Fair value	$781,486	$631,630

      Held-to-maturity investment securities also consist of municipal bonds. The carrying value, gross unrecorded gains and losses and fair value of held-to-maturity securities are as follows:

	Held-to-maturity

	December 31,	December 31,
	2004	2003

Carrying value	$195,295	$196,141
Gross unrecorded gains	21,353	25,157
Gross unrecorded losses	—	—

Fair value	$216,648	$221,298

      At December 31, 2004, there were no significant investment securities in continuous gross unrealized loss positions for greater than twelve months. Due to the high credit quality of the Company’s investment

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
securities and the intent and ability to hold until maturity no investment securities are considered to be other-than-temporarily impaired as of December 31, 2004.
      The maturity distribution based on contractual terms of investment securities at December 31, 2004, is as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized		Carrying
	Cost	Fair Value	Value	Fair Value

Due within 1 year	$27,873	$28,249	$—	$—
Due after 1 year through 5 years	373,544	377,319	158,913	178,957
Due after 5 years through 10 years	119,242	121,068	36,382	37,691
Due after 10 years	254,850	254,850	—	—

	$775,509	$781,486	$195,295	$216,648

      Included in the available-for-sale amounts above are auction rate securities of $273,299 and $126,050 as of December 31, 2004 and 2003, respectively. These securities are reset to current interest rates typically every 35 days and no later than every 90 days, but are included in this table based on their stated maturities. All securities with maturities beyond ten years are auction rate securities.
      Auction rate securities, which were previously recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as available-for-sale securities in the accompanying financial statements. Prior period information was reclassified to conform to the current year presentation. There was no impact on net income, cash flow from operations or debt covenants as a result of the reclassification.
      Components of net investment income are as follows for each of the years ended December 31:

	2004	2003	2002

Interest income	$37,051	$35,402	$23,090
Dividend income	6,240	5,326	4,816
Investment securities available-for-sale:
Gross realized gains	3,169	5,777	4,035
Gross realized losses	(474)	(335)	(210)
Trading securities:
Unrealized gains (losses), net	(712)	8,877	(6,983)
Realized gains, net	3,427	1,544	859

Total investment income, net	$48,701	$56,591	$25,607

Note 5.     Property, Plant and Equipment
      Property, plant and equipment consist of the following at December 31:

	2004	2003

Equipment	$333,276	$316,567
Building and land	179,415	169,803
Furniture and fixtures	36,415	35,413
Leasehold improvements	23,129	24,996

	572,235	546,779
Less accumulated depreciation	(329,877)	(288,259)

	$242,358	$258,520

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Depreciation expense for the above property, plant and equipment was $51,277, $52,953 and $42,068 for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 6.     Goodwill
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

Balance as of December 31, 2002	$152,941
Change in estimate of exit costs relating to the Integration (Note 18)	3,792
Foreign currency translation	31,148

Balance as of December 31, 2003	187,881
Acquisition of businesses	20,225
Impairment loss	(5,454)
Change in estimate of exit costs relating to the Integration (Note 18)	(663)
Foreign currency translation	15,665

Balance as of December 31, 2004	$217,654

      In February 2004, the Company acquired a research and advisory firm focused exclusively on the global financial services industry. In May 2004, the Company acquired a consulting firm specializing in the optimization of customer relationships. The Company identified for one of the acquisitions above, certain indicators of potential impairment, including lower than anticipated revenues during 2004 and loss of key customers which would negatively impact future revenue growth. Accordingly, the Company recorded impairment losses of $6,560 (goodwill of $5,454 and other intangible assets of $1,106), which are reflected within general and administrative expenses on the consolidated statements of operations herein.
Note 7.     Other Intangible Assets
      The following table sets forth net intangible assets, other than goodwill:

	December 31, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Capitalized software	$327,733	$(207,371)	$120,362	$283,217	$(148,408)	$134,809
Trademarks and tradenames	24,061	(17,728)	6,333	20,204	(9,802)	10,402
Other	7,170	(3,367)	3,803	728	(728)	—

Total	358,964	(228,466)	130,498	304,149	(158,938)	145,211
Unamortized intangible assets:
Customer relationships	198,486	—	198,486	182,419	—	182,419

Total	$557,450	$(228,466)	$328,984	$486,568	$(158,938)	$327,630

      Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency. MasterCard’s acquisitions during 2004 are discussed in Note 6 herein and resulted in an increase in trademarks and tradenames in the amount of $2,650 and an increase in other amortizable

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
intangible assets, including covenants not to compete, customer lists and a research library, in the amount of $7,548.
      Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, customer relationships increased $16,067 and trademarks increased $1,207 in 2004 for the portion of these assets assumed in the acquisition of Europay International S.A. on June 28, 2002, as discussed in Note 18 herein.
      Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,

	2004	2003	2002

Amortization	$72,040	$66,598	$48,437
Impairment	$1,973	$3,371	$6,370
      During the years 2004, 2003 and 2002, impairment charges of $867, $3,371 and $6,370, respectively, were recorded primarily in connection with decisions to discontinue the use of various technologies. The Company performed an impairment analysis on the related technology and concluded that fair value was estimated as zero due to discontinued future use of the underlying technology. In addition, during 2004, the Company identified and recorded impairment losses of $1,106 for one of the acquisitions discussed in Note 6 herein. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations for each of the years ended December 31, 2004, 2003 and 2002.
      The following table sets forth the estimated future amortization expense on amortizable intangible assets for the year ending:

December 31, 2005	$59,330
December 31, 2006	$41,740
December 31, 2007	$23,257
December 31, 2008	$3,460
December 31, 2009 and thereafter	$2,711

Note 8.	Accrued Expenses
      Accrued expenses consist of the following at December 31:

	2004	2003

Accrued personnel	$190,114	$171,811
Accrued rebates and incentives	163,278	128,082
Accrued advertising	136,107	122,309
Accrued taxes	63,940	60,017
Other	94,580	72,946

	$648,019	$555,165

Note 9.	Pension, Savings Plan and Other Benefits
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
      The cumulative effect of this change in accounting principle related to periods prior to 2003 is a benefit to earnings for the year ended December 31, 2003, in the amount of $7,768, less income taxes of $2,819, for a net benefit of $4,949. The Company’s net periodic pension cost would have been reduced by $1,928 for 2003 if it had not changed its valuation method. Applying the new methodology retroactively to January 1, 2002 would have had a negligible impact on net income and net income per share for the year ended December 31, 2002.
      On June 28, 2002, in connection with its acquisition of MasterCard Europe, the Company assumed a defined benefit plan (“European Plan”) covering substantially all employees affiliated with MasterCard Europe. On December 31, 2002, the Company settled the benefit obligations and terminated the European Plan. All excess assets are being transferred to a new defined contribution plan.
      The following table sets forth the pension plans’ funded status, key assumptions and amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003. The U.S. plans include both the qualified and the nonqualified pension plans. The Company uses a December 31 measurement date for its pension plans.

	U.S. Plans		European Plan

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$148,718	$125,490	$—	$—
Service cost	16,151	16,857	—	—
Interest cost	9,795	8,477	—	—
Actuarial loss	5,698	3,121	—	—
Benefits paid	(8,891)	(5,227)	—	—

Benefit obligation at end of year	$171,471	$148,718	$—	$—

Change in plan assets
Fair value of plan assets at beginning of year	$126,975	$104,257	$3,316	$4,926
Actual return on plan assets	11,983	25,445	215	1,332
Employer contributions	15,000	2,500	—	—
Benefits paid	(8,891)	(5,227)	(2,051)	(2,942)

Fair value of plan assets at end of year	$145,067	$126,975	$1,480	$3,316

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	U.S. Plans		European Plan

	2004	2003	2004	2003

Reconciliation of funded status
Funded status	$(26,404)	$(21,743)	$1,480	$3,316
Unrecognized actuarial loss	28,934	26,172	—	—
Unrecognized prior service cost	(1,162)	(1,477)	—	—

Net amount recognized	$1,368	$2,952	$1,480	$3,316

Amounts recognized on the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$10,500	$10,598	$1,480	$3,316
Accrued benefit cost	(9,132)	(7,646)	—	—

Net amount recognized	$1,368	$2,952	$1,480	$3,316

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.75%	6.25%	—	—
Rate of compensation increase	5.37%	5.37%	—	—
      The accumulated benefit obligation for the U.S. plans was $142,047 and $123,642 at December 31, 2004 and 2003, respectively.
      Information for the Company’s nonqualified pension plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

	December 31,

	2004	2003

Projected benefit obligation	$9,624	$8,081
Accumulated benefit obligation	8,803	7,587
Fair value of plan assets	—	—
      Net periodic pension cost (benefit) includes the following components for the years ended December 31, 2004, 2003, and 2002.

	U.S. Plans			European Plan

	2004	2003	2002	2004	2003	2002

Service cost	$16,150	$16,857	$14,592	$—	$—	$1,140
Interest cost	9,795	8,477	7,508	—	—	335
Expected return on plan assets	(10,319)	(8,661)	(6,712)	215	1,332	(360)
Amortization of prior service cost	(314)	(314)	(314)	—	—	—
Amortization of transition asset	—	—	(32)	—	—	—
Recognized actuarial loss	1,272	3,562	1,409	—	—	—
Curtailment gain	—	—	—	—	—	(3,731)

Net periodic pension cost (benefit)	$16,584	$19,921	$16,451	$215	$1,332	$(2,616)

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Weighted-average assumptions used to determine net periodic pension cost (benefit) for the years ended December 31:

	U.S. Plans			European Plan

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%	—	—	5.25%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	5.25%
Rate of compensation increase	5.37%	5.37%	7.00%	—	—	4.25%
      The expected return on plan assets is primarily based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 10 percent on equity investments and 6 percent on fixed income investments and the portfolio targeted asset allocation range, the weighted average expected return of the qualified pension plan assets is 8.5 percent.
      The Company’s qualified pension plan’s weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

		Plan Assets
		at
	Target	December 31,
	Asset
Asset Class	Allocation	2004	2003

U.S. Equity Securities
Large/medium cap	35-45%	39%	39%
Small cap	10-20	15	17
Non-U.S. Equity	10-20	15	17
Fixed income	25-40	30	27
Other	—	1	—

Total		100%	100%

      Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the qualified plan. The Company periodically conducts asset-liability studies to establish the preferred target asset allocation. Plan assets are managed within the asset allocation ranges above, toward targets of 40% large cap U.S. equity, 15% small cap U.S. equity, 15% non-U.S. equity and 30% fixed income, with periodic rebalancing to maintain plan assets within the target asset allocation ranges. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three- and five-year periods. An independent consultant assists management with investment manager selections and performance evaluations. Approximately 8% of plan assets at December 31, 2003 which are classified as fixed income are invested in cash equivalents supporting obligations to purchase fixed income securities at future dates. The other category includes cash that is available to pay expected benefit payments and expenses.
      At December 31, 2004 and 2003, the funded status of the qualified plan exceeded minimum funding requirements and the Company was not required to make contributions. In December 2004, the Company elected to make a voluntary $15,000 contribution to its qualified pension plan. The Company expects to make additional voluntary contributions totaling $25,000 before September 15, 2005.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      The following table summarizes expected benefit payments through 2014 including those payments expected to be paid from the company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefits payments.

2005	$19,506
2006	18,091
2007	17,336
2008	22,958
2009	20,336
2010-2014	123,428
      The majority of the Company’s U.S. employees are eligible to participate in a savings and profit sharing plan sponsored by the Company. Effective January 1, 2003, the Company amended its former savings plan to incorporate a new profit sharing component. The new plan retains most of the characteristics of the former plan. Similar to the former plan, the new plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Under the new plan, the Company may also contribute a discretionary profit sharing component linked to its performance each year. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its savings plans was $35,517, $30,626 and $24,285 for 2004, 2003 and 2002, respectively.
      The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive compensation plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of MasterCard members. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”). Although contributions to the VAP have been discontinued, assets remain and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2004 and 2003 was $10,274 and $9,589 respectively, and the expense/(income) was $3,145, $8,497 and ($3,854) for the years ending December 31, 2004, 2003 and 2002, respectively.
      MasterCard EIP is a performance unit plan, in which participants receive grants of units with a target value contingent on the achievement of the Company’s long-term performance goals. Employees who are designated Senior Vice President or higher are eligible for participation in any performance period, provided they have met certain performance criteria. The Compensation Committee and/or the President and Chief Executive Officer may also designate other employees as eligible to participate in the plan.
      The final value of the units under the EIP is calculated based on the Company’s performance over a three-year period. The performance units vest over three- and five-year periods. Awards are paid in the form of cash over a five-year vesting period. Upon completion of the three-year performance period, participants receive a payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The Company’s liability related to EIP at December 31, 2004 and December 31, 2003 was $76,787 and $79,179 respectively, and the expense was $42,627, $27,764 and $36,545 for the years ending December 31, 2004, 2003 and 2002, respectively.
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
      In December 2003, the United States enacted into law the Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy.
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effects of the federal subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.
      The Company determined the effects of the Act were not a significant event requiring an interim remeasurement. Consequently, as permitted by FSP 106-2, net periodic postretirement benefit cost for 2004 does not reflect the effects of the Act. The accumulated postretirement benefit obligation (“APBO”) was remeasured at December 31, 2004 to reflect the effects of the Act, which resulted in a reduction in the APBO of $2,680.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      The following table presents the status of the Company’s postretirement benefit plan recognized in the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003. The Company uses a December 31 measurement date for its postretirement plan.

	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$44,909	$33,386
Service cost	3,095	2,533
Interest cost	2,967	2,226
Actuarial loss	7,052	7,239
Plan participants’ contribution	17	—
Benefits paid	(745)	(475)

Benefit obligation at end of year	$57,295	$44,909

Change in plan assets
Employer contributions	728	$475
Plan participants’ contribution	17	—
Benefits paid	(745)	(475)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(57,295)	$(44,909)
Unrecognized transition obligation	4,637	5,217
Unrecognized prior service cost	636	704
Unrecognized actuarial loss	8,753	1,702

Accrued benefit cost	$(43,269)	$(37,286)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.75%	6.25%
Rate of compensation increase	5.37%	5.37%
      Net periodic postretirement benefit cost for the years ended December 31 was:

	2004	2003	2002

Service cost	$3,095	$2,533	$2,208
Interest cost	2,967	2,226	1,919
Amortization of prior service cost	68	68	68
Amortization of transition obligation	580	580	580
Recognized actuarial gain	—	(152)	(405)

Net periodic postretirement benefit cost	$6,710	$5,255	$4,370

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      The weighted-average assumptions used to determine net periodic postretirement cost for years ended December 31 were:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	5.37%	5.37%	7.00%
      Assumed health care cost trend rates at December 31 were as follows:

	2004	2003

Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2010	2008
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease

Effect on postretirement obligation	$7,105	$(5,878)
Effect on total service and interest cost components	822	(679)
      The Company does not expect to make any contributions, other than benefit payments, to its postretirement plan in 2005. The Company funds its postretirement benefits as payments are required. The following table summarizes expected net benefit payments from the Company’s general assets through 2014.

		Expected	Net
	Benefit	Subsidy	Benefit
Year	Payments	Receipts	Payments

2005	$1,654	$—	$1,654
2006	2,202	(48)	2,154
2007	2,824	(58)	2,766
2008	3,420	(75)	3,345
2009	4,131	(94)	4,037
2010-2014	32,379	(957)	31,422
Note 11.     Debt
      On June 18, 2004, the Company entered into a committed unsecured $1,950,000 revolving credit facility (the “Credit Facility”) with certain financial institutions, which expires on June 17, 2005. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. The Credit Facility replaced MasterCard Incorporated’s prior $1,200,000 credit facility, which expired on June 18, 2004. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility were to exceed 33% of the commitments. MasterCard has agreed to pay a facility fee in connection with the Credit Facility, which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. The Company also agreed to pay upfront fees of $906 and administrative fees of $255 for the Credit Facility, which are being amortized straight-line over one year. Facility and other fees associated with the Credit Facility or prior facilities totaled $2,234, $1,742 and $1,636 for each of the years ended December 31, 2004, 2003 and 2002, respectively. MasterCard was in compliance with the Credit Facility covenants as of December 31, 2004 and was in compliance with the covenants for the previous facility

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
at December 31, 2003. There were no borrowings under the Credit Facility at December 31, 2004 or the previous facility at December 31, 2003. The majority of the Credit Facility lenders are members or affiliates of members of MasterCard International.
      On January 1, 2003, the Company adopted the provisions of FIN 46, as discussed in Note 12. As a result of the consolidation of the variable interest entity, $149,380 in long-term debt was recorded on the Company’s consolidated balance sheet.
      In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the principal amount of the Notes at anytime prior to the repayment date, however an additional “make-whole” amount must also be calculated and paid to investors at that time. The “make whole” amount represents the discounted value of the remaining principal and interest. The interest on the Notes was $5,336 for each of the years ended December 31, 2004, 2003 and 2002. During 2004, MasterCard Incorporated amended certain covenant compliance obligations. The amendment aligns MasterCard’s financial reporting and net worth covenant obligations with similar obligations under its other debt instruments. MasterCard entered into the amendment to better reflect MasterCard’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants. The Company was in compliance with the covenants of the Notes as of December 31, 2004 and 2003. The principal amount of the Notes outstanding at December 31, 2004 and 2003 was $80,000. The fair value of the Notes was estimated at $86,006 and $88,440 at December 31, 2004 and 2003, respectively.
      During 2004, MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, reduced their multi-purpose uncommitted credit facility with a bank from 35,000 euros to a 1,000 euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1,000 euro guarantee facility for MasterCard Europe. There were no material borrowings under these facilities at December 31, 2004; however at December 31, 2004 and 2003, the facility supported bank-issued guarantees for a total of 692 euros and 742 euros, respectively, which reduced the amount of funds available under the facility. For these bank guarantees, a guarantee fee is paid at a rate of 1.5% per annum.
      MasterCard Europe has one additional uncommitted credit agreement totaling 100,000 euros. There were no borrowings under this agreement at December 31, 2004 and 2003. MasterCard Europe canceled an uncommitted credit agreement totaling 30,000 euros during 2004.
Note 12.     Consolidation of Variable Interest Entity
      On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust, which is a variable interest entity was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009.
      Annual rent of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $53,155 and are included in the future commitment schedule in Note 13. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of consolidated net worth. The amendment to the guarantee aligns the Company’s financial reporting and net worth covenant obligations under the guarantee with similar obligations under its other debt instruments. The Company entered into the amendment to the guarantee to better reflect the Company’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants.
      The lease agreement permits MasterCard International to purchase the facility upon 180 days notice at a purchase price equal to the aggregate outstanding principal amount of the Secured Notes, including any accrued and unpaid interest and investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement after August 31, 2006.
      On January 1, 2003, the Company adopted the provisions of FIN 46 and consolidated the Trust on the Company’s consolidated balance sheets, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon the maturity of the Secured Notes. For the years ended December 31, 2004 and 2003, the consolidation had no impact on net income (loss). However, interest income and interest expense were each increased by $11,390 in each of the years ended December 31, 2004 and 2003.
Note 13.     Commitments and Contingent Liabilities
      The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at December 31, 2004 are as follows:

				Sponsorship,
		Capital	Operating	Licensing &
	Total	Leases	Leases	Other

2005	$300,244	$9,212	$37,185	$253,847
2006	207,811	4,168	30,097	173,546
2007	105,114	3,223	25,253	76,638
2008	62,280	2,213	17,663	42,404
2009	23,486	1,901	11,360	10,225
Thereafter	57,063	42,143	1,777	13,143

Total	$755,998	$62,860	$123,335	$569,803

      Included in the table above are capital leases with imputed interest expense of $16,906 and a net present value of minimum lease payments of $45,954. In addition, at December 31, 2004, $26,313 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $32,269, $28,298 and $25,651 for the years ended December 31, 2004, 2003 and 2002, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $10,955, $9,019 and $5,061 for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Note 14.     U.S. Merchant Lawsuit and Other Legal Settlements
      During 2003, MasterCard settled the U.S. merchant lawsuit described in Note 16 herein and contract disputes with certain customers. MasterCard International signed a Memorandum of Understanding (“MOU”) with plaintiffs in the U.S. merchant lawsuit on April 30, 2003. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) embodying the terms originally set forth in the MOU. The Settlement Agreement required the Company to pay $125,000 in 2003 and pay $100,000 annually in December from 2004 through 2012. In addition, the Company adopted rules which permit U.S. merchants to elect not to accept MasterCard branded debit (or credit) cards, implemented programs to allow merchants to identify debit cards, provided signage to merchants and established a separate debit interchange rate for a required period. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 16 herein.
      In connection with the signing of the MOU, MasterCard recorded a pre-tax charge of $721,000 ($469,000 after-tax) in the three months ended March 31, 2003, consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. As noted above and described further in Note 16 herein, several lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits are not covered by the terms of the Settlement Agreement. The $721,000 pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the Settlement Agreement by the court, and other factors. If necessary, future refinements will also be made.
      In addition, during 2003 and 2004 certain other legal matters were settled or resolved with MasterCard’s customers and employees. Accruals for these matters are included in other legal settlements.
      Total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2002	$—
U.S. merchant lawsuit and other legal settlements	763,460
Interest accretion	42,686
Payments	(133,680)

Balance as of December 31, 2003	672,466
Currency conversion court award of plaintiff attorneys’ fees	14,112
Other legal settlements	7,541
Interest accretion	51,223
Payments	(149,948)
Other	2,200

Balance as of December 31, 2004	$597,594

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
Note 15.     Income Tax
      The total income tax provision (benefit) for the years ended December 31 is comprised of the following components:

	2004	2003	2002

Current
Federal	$28,037	$7,526	$35,640
State and local	5,954	893	3,371
Foreign	14,203	6,601	(2,666)

	48,194	15,020	36,345
Deferred
Federal	42,386	(225,236)	11,442
State and local	(12,474)	1,414	5,096
Foreign	7,534	(11,976)	(10,924)

	37,446	(235,798)	5,614

Total income tax expense (benefit)	$85,640	$(220,778)	$41,959

      The domestic and foreign components of earnings (losses) before income taxes for the years ended December 31 are as follows:

	2004	2003	2002

United States	$277,323	$(576,420)	$151,840
Foreign	46,377	(35,100)	6,548

	$323,700	$(611,520)	$158,388

      MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $23,800 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	For the years ended December 31,

	2004		2003		2002

	Dollar		Dollar		Dollar
	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	$323,700		$(611,520)		$158,388

Federal statutory tax (benefit)	$113,295	35.0%	$(214,032)	(35.0)%	$55,436	35.0%
State tax effect, net of Federal benefit	4,302	1.3%	1,835	0.3%	6,177	3.9%
Foreign tax effect, net of Federal benefit	3,703	1.2%	(3,669)	(0.6)%	(2,718)	(1.7)%
Non-deductible expenses and other differences	3,280	1.0%	1,815	0.3%	4,263	2.7%
Tax exempt income	(6,729)	(2.1)%	(6,727)	(1.1)%	(6,969)	(4.4)%
Adjustment to deferred tax for change in tax rate:
United States — state	(8,540)	(2.6)%	—	—	—	—
Foreign	—	—	—	—	(10,967)	(6.9)%
Credits, refund claims and settlement of audit matters:
United States	(10,912)	(3.4)%	—	—	—	—
Foreign	(12,759)	(3.9)%	—	—	(3,263)	(2.1)%

Income tax expense (benefit)	$85,640	26.5%	$(220,778)	(36.1)%	$41,959	26.5%

      The effective income tax (benefit) rate for the year ended December 31, 2004 was 26.5% versus an effective income tax (benefit) rate of (36.1)% for the year ended December 31, 2003. The lower 2004 rate was primarily attributable to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and a one-time increase in our deferred state tax assets as a result of additional income subject to higher state and local tax rates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 is comprised of the following:

	Assets (Liabilities)

	2004		2003

	Current	Non-current	Current	Non-current

Accrued liabilities (including U.S. merchant lawsuit)	$30,879	$212,625	$72,065	$186,241
Changes in tax accounting methods	(8,259)	—	(139)	—
Deferred compensation and benefits	1,803	47,466	2,172	60,628
Foreign operating losses	—	—	—	8,753
Capital losses	—	3,396	—	6,994
Gains/losses included in comprehensive income	(313)	178	(3,610)	593
Intangible assets	—	(58,292)	—	(55,718)
Prepaid state tax credits	107	4,913	126	5,759
Property, plant and equipment	—	(50,592)	—	(53,398)
Other items	1,992	6,443	(908)	3,356
Valuation allowance	—	(4,341)	—	(3,425)

	$26,209	$161,796	$69,706	$159,783

      The valuation allowance relates to the Company’s ability to recognize tax benefits associated with carry-forward capital losses and state net operating losses. If not utilized, approximately $8,600 of the Company’s carry-forward capital losses will expire in 2006 and $700 will expire in 2007.
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
      On November 26, 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The judge also concluded that during the period in which the CPP was in effect, MasterCard was able to “lock up” certain members by entering into long-term agreements with them pursuant to which the members committed to maintain a certain percentage of their general purpose card volume, new card issuance or total number of cards in force in the United States on MasterCard’s network. Accordingly, the final judgment provided that there will be a period (commencing on the effective date of the judgment and ending on the later of two years from that date or two years from the resolution of any final appeal) during which MasterCard will be required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. MasterCard would be free to apply to the District Court to recover funds paid but not yet earned under any terminated agreement. The final judgment imposed parallel requirements on Visa. The judge explicitly provided that MasterCard and Visa would be free to enter into new partnership or member business agreements in the future.
      MasterCard appealed the judge’s ruling with respect to the CPP. On September 17, 2003 a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On October 4, 2004, the Supreme Court denied MasterCard’s petition for certiorari, thereby exhausting all avenues for further appeal in this case. Thereafter, the parties agreed that October 15, 2004 would serve as the effective date of the final judgment.
      In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the final judgment in the DOJ litigation. On December 8, 2003, the District Court judge ruled that the District Court lacked jurisdiction to issue an injunction, but held that the court would have the authority to rescind contracts entered into by issuers with Visa during the time that the settlement service fee was in effect if the court’s final judgment was upheld on appeal and the court finds that the settlement service fee violates the final judgment. As a result of the Supreme Court’s denial of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
certiorari, the District Court now has jurisdiction over issues related to the final judgment in the DOJ litigation. On January 10, 2005, MasterCard moved before the District Court to enforce the terms of the final judgment and sought an order enjoining Visa from enforcing or maintaining its settlement service fee bylaw. In addition, MasterCard requested that the Court permit Visa’s largest 100 debit issuers to rescind any debit issuance agreements they entered into with Visa while the settlement service fee was in effect. The motion is scheduled to be fully briefed on May 6, 2005. At this time it is not possible to determine the ultimate resolution of this matter.
      On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A., Inc. and Visa International Incorporated. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and preliminarily assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which require merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and it claims under California’s Unfair Competition Act, but continues to allege that the implementation and enforcement of the Company’s CPP, Visa’s bylaw provision and the Honor All Cards rules are in violation of Sections 1 and 2 of the Sherman Act. Discover requests that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. Oral argument is scheduled for April 1, 2005. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the Discover litigation.
      On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including J.P. Morgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express’ time in which to oppose MasterCard’s motion is currently running. Oral argument on the motion is scheduled for April 1, 2005. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the American Express litigation.
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
      On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 14). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. At this time it is not possible to determine the ultimate resolution of this matter. Other than as set forth above, no provision for losses has been provided in connection with this matter.
      In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On July 28, 2004, a New York state action was dismissed without prejudice. On February 1, 2005 a Michigan action was dismissed with prejudice. MasterCard has also been served with complaints in state courts in California and Texas alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA, Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs, however a new complaint is expected to be filed. At this time, it is not possible to determine the ultimate resolution of these matters and no provision for losses has been provided in connection with them.
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
      Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact discovery in this matter has closed but expert discovery is ongoing. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter and no provision for losses has been provided in connection with it.
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
      In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A., et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On November 19, 2004, MasterCard moved for judgment on the grounds that recent amendments to sections 17203 and 17204 of the California Business and Professions Code by the California State Ballot Initiative Proposition 64 mandate that the California Law Institute, as an unaffected plaintiff, does not have standing to pursue this action. By order dated December 29, 2004, the Court denied the motion but certified the question presented as appropriate for appellate resolution. On February 3, 2005, the Appellate Division denied MasterCard’s petition for appellate review. On February 11, 2005, MasterCard petitioned the California Supreme Court for a review of the Appellate Division’s denial of MasterCard’s petition for appellate review. The California Supreme Court has not yet ruled on MasterCard’s petition. Initial, but limited, discovery is now proceeding in this matter.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Plaintiff’s opposition brief was filed on January 28, 2005 and MasterCard’s reply was filed on February 9, 2005.
      At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.
U.S. Merchant Opt Out and Consumer Litigations
      Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule and a similar Visa rule. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. A number of class members have appealed the District Court’s approval of the settlement. These appeals are largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release set forth in the Settlement Agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant settlement agreement. Plaintiffs’ time in which to seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court is currently running. For a further description of the U.S. merchant lawsuit settlement and its impact on MasterCard’s financial results, see Note 14.
      Several lawsuits were commenced by merchants who have opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants (collectively, the “Opt Out Plaintiffs”). The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. MasterCard has entered into separate settlement agreements with each of the Opt Out Plaintiffs resolving their claims against MasterCard. The District Court has entered orders dismissing with prejudice each of the Opt Out Plaintiff’s complaints against MasterCard. For a description of the impact of the settlements with the Opt Out Plaintiffs on MasterCard’s financial results, see Note 14.
      In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia under state unfair competition statutes against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. Courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont and Wisconsin have granted MasterCard’s motions and dismissed the complaints with prejudice. The plaintiffs in the New York, Maine, Michigan, Kansas, Iowa, North Carolina, North Dakota and South Dakota cases have filed a notice of appeal, and the time in which the plaintiffs in the other states may appeal is currently running. The plaintiffs in Kansas, Maine, Vermont, North Carolina, Michigan, North Dakota and South Dakota have filed stipulations of dismissal withdrawing their appeals. The plaintiffs in Maine have moved to withdraw their appeal. Oral argument on the New York

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
appeal is currently scheduled for March 1, 2005. The plaintiffs in Minnesota have filed a revised complaint on behalf of a purported class of Minnesota consumers who made purchases with debit cards rather than on behalf of all consumers. On January 6, 2005, MasterCard moved to dismiss the Minnesota complaint for failure to state a claim. Plaintiffs’ time in which to oppose the motion in the Minnesota complaint is currently running. In addition, the courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. On February 2, 2005 the court granted MasterCard permission to appeal the trial court’s decision in Tennessee on the unjust enrichment claims. On that same date, the court granted plaintiff’s motion to appeal the court’s dismissal of the state unfair competition claims. The time in which to file an application to the appellate court for permission to appeal is currently running. MasterCard is awaiting decisions on its motions to dismiss in the other state courts. At this time, it is not possible to determine the outcome of these consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.
Global Interchange Proceedings
      Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard establishes a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it. As described more fully below, MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of any of the interchange proceedings described below. Accordingly, no provision for losses has been provided in connection with them.
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
      On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border MIF. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. MasterCard Europe is engaged in discussions with the European Commission in order to determine under what conditions, if any, the European Commission would issue a favorable ruling regarding MasterCard Europe’s MIF. If MasterCard is unsuccessful in obtaining a favorable ruling, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and the MasterCard business in Europe. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard by merchants seeking substantial damages.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until recently, the MIF and MSF were established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the MIF infringes U.K. competition law. In February 2005, MasterCard and MMF responded to the Statement of Objections. An oral hearing has been scheduled for March 2, 2005.
      On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MIFs and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer. As a result, if MasterCard and MMF are unsuccessful in obtaining a favorable ruling in the current proceeding, the OFT would have to commence a new proceeding for the purpose of ordering MasterCard to change the manner in which it calculates its U.K. MIF. The OFT has informed MasterCard that, if it issues a prohibition decision in the current proceedings, it is likely to commence a new proceeding challenging MasterCard’s setting of MIFs. Because the MIF constitutes an essential element of MasterCard’s U.K. operations, negative decisions by the OFT in the current or any future proceedings could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, a negative decision by the OFT could lead to the filing of private actions against MasterCard by merchants seeking substantial damages. In the event of a negative decision by the OFT in the current proceeding, MasterCard and MMF intend to appeal to the Competition Appeals Tribunal and to seek interim relief. Similarly, it is likely that MasterCard would appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal and to seek interim relief.
      United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit settlement agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs’ time in which to seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court is currently running. The appeal to the Ninth Circuit is currently pending.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      On October 8, 2004, a new purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint.
      Other Jurisdictions. MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, Spain, New Zealand, Portugal, Mexico, Colombia, South Africa and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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
      MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank (acquirer) failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary.
      Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
that are under review in connection with, the Company’s risk management standards, at December 31, 2004 and 2003 were as follows:

	2004	2003

MasterCard-branded transactions:
Gross legal settlement exposure	$14,055,973	$11,880,152
Collateral held for legal settlement exposure	(1,482,319)	(1,344,621)

Net uncollateralized settlement exposure	$12,573,654	$10,535,531

Uncollateralized settlement exposure attributable to non-compliant members	$299,995	$250,984

Cirrus and Maestro transactions:
Gross legal settlement exposure	$1,294,145	$591,317

      Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral. For the quarter ended December 31, 2004, a significant portion of the increase in Cirrus and Maestro estimated settlement exposures ($492,745) was attributable to the conversion of non-branded transactions to Maestro transactions in the United Kingdom.
      MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 56% and 58% in North America and 23% and 22% in Europe at December 31, 2004 and 2003, respectively.
      A significant portion of uncollateralized settlement exposure attributable to non-compliant members is concentrated in three members ($163,786 and $157,955 for December 31, 2004 and 2003, respectively).
      MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,172,533 and $1,205,921 at December 31, 2004 and 2003, respectively.
      A significant portion of the Company’s credit risk is concentrated in one MasterCard traveler’s cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $969,593 and $996,927 at December 31, 2004 and 2003, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $28,592 and $32,101 at December 31, 2004 and 2003, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Note 18.	Acquisition of Europay International S.A. (“EPI”) (the “Integration”)
      MasterCard acquired, directly and indirectly, 100% of the shares of EPI not previously owned by MasterCard International pursuant to a Share Exchange and Integration Agreement, dated as of February 13, 2002, entered into by MasterCard, MasterCard International and EPI (the “Integration Agreement”). EPI, now MasterCard Europe, is the Company’s principal operating subsidiary in Europe. MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a set of information processing and transaction delivery services to these institutions. The Integration has allowed MasterCard International and MasterCard Europe to form an integrated, global payments company with a single management team and governance structure. The results of EPI’s operations have been included in the consolidated financial statements of the Company from June 28, 2002.
Purchase Price for EPI
      MasterCard Incorporated issued 23,760 shares to the shareholders of EPI and MasterCard Europay U.K. Limited (“MEPUK”) in the Integration, in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. However, of the 23,760 shares issued, only 17,610 were considered to be issued unconditionally. The share exchange agreements, under which the shares were issued, are described in Note 19, “Stockholders’ Equity”, herein. As discussed more fully below, the purchase price for EPI was based on the estimated value of the unconditional shares only, and this estimated value was determined on the basis of an independent valuation. Considering this valuation and the 17,610 unconditional shares issued, the purchase price of EPI was $267,856, excluding estimated acquisition costs of $10,486 that were incurred by the Company.
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
Fair Value of EPI Assets Acquired and Liabilities Assumed
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 28, 2002, the date of the acquisition of EPI in the Integration, as determined based on an independent appraisal, and also reflects subsequent refinements to the estimated fair values as discussed below. Certain

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
balances for assets acquired and liabilities assumed have been reclassified to conform to MasterCard presentation for consistency:

Current assets	$193,865
Property, plant, and equipment	46,376
Goodwill	141,901
Other intangible assets	182,241
Other assets	6,652

Total assets acquired	571,035

Current liabilities	196,724
Deferred income taxes	69,361
Other liabilities	26,608

Total liabilities assumed	292,693

Net assets acquired	$278,342

      Subsequent to the acquisition date of EPI, the purchase price allocation was refined and amounts were reallocated among the assets acquired and liabilities assumed. The table above has been adjusted to reflect these refinements, which include a $7,166 increase to the exit cost liability estimate, a $4,836 decrease to the deferred tax estimate, a $4,911 decrease to the value assigned to certain capitalized software technologies and a $7,240 increase to goodwill. Changes to the exit cost liability are discussed below and the changes to goodwill are provided in Note 6.
      Pursuant to the Integration Agreement, the bylaws of MasterCard International adopted on June 28, 2002 provide that the Company will assume the first $7,000 of losses or liabilities that relate to any breach of EPI’s representations or warranties in the Integration Agreement. Any such losses or liabilities in excess of $7,000 could, under MasterCard International’s bylaws, be levied against MasterCard International’s European members as an assessment. MasterCard anticipates that certain former EPI liabilities could trigger this bylaw provision. The $7,000 is included in total liabilities assumed above.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
Exit Costs Relating to the Integration
      Included in the total liabilities assumed above are estimates of exit costs relating to the Integration. The exit cost activities are expected to be completed in 2005. The changes in the liability for exit costs are summarized as follows:

		Redundant
		Computer
	Europay	Systems/
	Brand/Logo	Technology	Workforce
	Elimination	Elimination	Reduction	Total

Balance as of December 31, 2001	$—	$—	$—	$—
Initial exit costs upon Integration	11,225	7,794	2,515	21,534
Utilization	—	(2,341)	—	(2,341)
Change in estimate	—	2,583	(542)	2,041
Change due to currency translation	656	75	147	878

Balance as of December 31, 2002	11,881	8,111	2,120	22,112
Utilization	(3,433)	(5,888)	(1,278)	(10,599)
Change in estimate	—	6,199	(69)	6,130
Change due to currency translation	2,004	1,388	269	3,661

Balance as of December 31, 2003	10,452	9,810	1,042	21,304
Utilization	(9,564)	(7,093)	(21)	(16,678)
Change in estimate	(642)	—	(363)	(1,005)
Change due to currency translation	(246)	(80)	(60)	(386)

Balance as of December 31, 2004	$—	$2,637	$598	$3,235

      The following table provides explanations for the Company’s changes in its preliminary estimate of exit costs related to the Integration:

	Years Ended December 31,

Description	2004	2003	2002

Identification of an additional redundant computer system and incremental costs of systems elimination	$—	$6,199	$2,583
Redeployment of certain employees	(363)	(69)	(542)
Actual costs less than initially accrued for brand/logo elimination	(642)	—	—

Total change in estimate	$(1,005)	$6,130	$2,041

      These changes in estimate resulted in a corresponding net increase (decrease) in goodwill, net of taxes. No further changes to the exit cost liability are anticipated.
Pro Forma Results of Operations
      The unaudited pro forma results of operations for the year ended December 31, 2002 as if EPI had been combined as of January 1, 2002, are as follows:

Revenue	$2,000,158
Net income	$126,630
Net income per share (basic and diluted)	$1.27

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      These results have been prepared for comparative purposes only, and are not necessarily indicative of the results that would have occurred had the acquisition of EPI occurred on the date indicated.

Note 19.	Stockholders’ Equity
      The authorized capital stock of MasterCard Incorporated consists of 275,000 shares of class A redeemable common stock, par value $.01 per share (of which 84,000 shares are issued and outstanding); 25,000 shares of class B convertible common stock, par value $.01 per share (of which 16,000 shares are issued and outstanding); and 75,000 shares of class C common stock, par value $.01 per share (of which no shares are issued or outstanding). Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, as set forth in the certificate of incorporation of MasterCard.
      MasterCard capital stock is privately held by certain of the Company’s customers. Transfer of shares of common stock and assignment of the right to receive shares is not permitted, except under specific circumstances, until July 1, 2005. After July 1, 2005, each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the most recent global proxy calculation, which is the formula set forth in the MasterCard Incorporated’s bylaws to determine the allocation of shares to stockholders based on their business contributions to the MasterCard Incorporated. Stockholders may be required to purchase or sell shares of MasterCard in order to satisfy these requirements. Only principal members of MasterCard International may hold shares of MasterCard.
      If a stockholder of MasterCard ceases to be a principal member of MasterCard International before July 1, 2005, the common stock may be redeemed at par value. After July 1, 2005, MasterCard Incorporated may, at its option, redeem the common stock of a stockholder that ceases to be a principal member of MasterCard International for the book value of the shares, based on MasterCard’s financial statements most recently filed with the Securities and Exchange Commission. If MasterCard Incorporated does not redeem the stockholder’s shares, a stockholder ceasing to be a member of MasterCard International after July 1, 2005 will be required to offer the unredeemed shares to the other stockholders of MasterCard in accordance with procedures to be established by the board of directors.
      The class A and B shares were issued on June 28, 2002, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, in which MasterCard International merged with a subsidiary of MasterCard Incorporated (the “Conversion”). In the Conversion, each principal member of MasterCard International received shares of class A redeemable common stock and class B convertible common stock of MasterCard, representing each member’s existing equity interest in the Company. Additionally, each principal member of MasterCard International received a class A membership interest in MasterCard International, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MasterCard International, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MasterCard International. MasterCard International is the Company’s principal operating subsidiary.
      In connection with the Conversion, MasterCard acquired EPI, which is described Note 18 herein. In connection with the Integration Agreement, each shareholder of EPI (other than MasterCard International and MEPUK) entered into a separate share exchange agreement pursuant to which it exchanged its EPI shares for shares of class A redeemable and class B convertible common stock of MasterCard. The shareholders of MEPUK entered into an agreement pursuant to which they exchanged their MEPUK shares for class A and class B stock of MasterCard. As a result of the Integration, EPI and MEPUK became wholly-owned subsidiaries of MasterCard. MEPUK’s sole asset is shares of EPI (now MasterCard Europe). In addition, under the terms of the Integration Agreement, class B convertible common stock will automatically be converted into class A redeemable common stock on or about July 1, 2005, except for certain shares of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
class B stock attributable to the ec Pictogram brand in Europe (“ec Picto shares”). In accordance with the Integration Agreement, the shares of class A stock will then be reallocated among the stockholders of MasterCard as of that date. The ec Picto shares will automatically be converted into class A stock and reallocated on or about July 1, 2007, in accordance with the terms of the Integration Agreement.

Note 20.	Foreign Exchange Risk Management
      The Company enters into foreign exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:
U.S. Dollar Functional Currency

	December 31, 2004		December 31, 2003

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$40,981	$1,854	$64,147	$595
Commitments to sell foreign currency	20,226	(655)	60,162	(46)
Euro Functional Currency

	December 31, 2004		December 31, 2003

		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value

Commitments to purchase foreign currency	$128,253	$(6,494)	$178,030	$(5,112)
      The currencies underlying the foreign currency forward contracts consist primarily of euro, Swiss francs, Japanese yen and U.K. pounds sterling. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $3,497 and $3,069 of net losses, after tax, in accumulated other comprehensive income as of December 31, 2004 and 2003, respectively, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.
      The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at December 31, 2004 and 2003.
      Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Note 21.	Segment Reporting
      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” MasterCard has one reportable segment, “Payment Services.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analyses of MasterCard as one operating segment. The President and Chief Executive Officer has been identified as the chief operating decision-maker. During 2004, MasterCard had one customer which generated approximately $315,000 revenues, which are greater than 10 percent of the Company’s revenues.
      Revenue by geographic market is based on the location of our customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 58%, 63% and 61% of total revenues in 2004, 2003 and 2002, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in either period. MasterCard does not maintain or measure long-lived assets by geographic location.

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA
(In thousands, except per share data)

	2004 Quarter Ended

	March 31	June 30	September 30	December 31	2004 Total

	(Unaudited)
Revenue	$594,310	$647,275	$667,841	$683,904	$2,593,330
Operating income	118,472	98,461	149,551	(19,812)	346,672
Net income	73,568	65,707	97,515	1,270	238,060
Net income per share (basic and diluted)	$.74	$.66	$.98	$.01	$2.38
Weighted average shares outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

	2004 Quarter Ended

	March 31	June 30	September 30	December 31	2004 Total

	(Unaudited)
Revenue	$512,215	$556,893	$594,169	$567,574	$2,230,851
Operating income (loss)	(667,760)	49,945	118,900	(102,947)	(601,862)
Net income (loss)	(425,391)	32,327	74,399	(67,128)	(385,793)
Net income (loss) per share (basic and diluted)	$(4.25)	$.32	$.74	$(.67)	$(3.86)
Weighted average shares outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures
      MasterCard Incorporated’s management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
      In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2004. In a report included in Item 8 herein, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2004.
Item 9B.     Other Information
      On February 28, 2005, MasterCard Incorporated amended its bylaws to add Article III, Section 2.1 which provides for an adjustment to the Global Proxy Calculation (as defined in the bylaws) for the last year of the Transition Period (as defined in the bylaws) and for each of the following seven years to account for the impact of the U.S. merchant lawsuit settlement. In addition, the provision in Article IV, Section 5 has been removed, which provided that the regional president of Europe was an honorary member of the board of directors of MasterCard Incorporated. MasterCard Incorporated’s amended and restated bylaws are included in Exhibit 3.1(b) to this Report.
      On February 28, 2005, MasterCard entered into an addendum agreement with Robert W. Selander, the Company’s President and Chief Executive Officer, which modified his employment agreement, dated August 10, 2001. The addendum agreement provides for a retention payment of $10,000,000 (ten million U.S. dollars) to Mr. Selander provided that he remains employed by MasterCard in good standing until a date to be established by MasterCard’s board of directors no earlier than April 9, 2010, but no later than April 9, 2011 (the “Retention Date”), meets certain performance standards and provides requested assistance in identifying his successor and transitioning his responsibilities to such person. Under certain circumstances Mr. Selander may be entitled to a pro rata portion of the retention payment if his employment is terminated prior to the Retention Date. Mr. Selander’s receipt of the retention payment is further conditioned upon his agreement to generally applicable 36-month non-compete and non-solicitation covenants, subject to shorter periods if he is terminated for cause or if he resigns as a result of a change in the strategic direction of MasterCard to which he objects, and his execution of a release of liability in favor of MasterCard. The addendum agreement is included as Exhibit 10.9.1 to this Report.
      The Company maintains several compensation plans in which its executives participate. Among these plans are MasterCard International Incorporated’s Annual Incentive Compensation Plan (“AICP”), Annuity Bonus Program and Deferral Plan, which are described below and included as exhibits to this Report.
      The AICP rewards employees for successfully achieving performance goals that are in direct support of the Company’s corporate and business unit/region goals. The plan is funded based on overall corporate performance with funding allocated to each division based on corporate and business unit/region performance. Actual awards are based on corporate, business unit/region and individual performance against goals. Target

AICP opportunities are determined based on competitive market practices and internal equity considerations. The AICP is included as Exhibit 10.14 to this Report.
      The Annuity Bonus Program is a non-qualified, after-tax savings plan designed to provide employees with benefits and contributions to the extent amounts under the Company’s qualified plans are capped by IRS limitations. Each year, the Company pays participants a bonus distributed in the form of a premium payment to a tax-deferred annuity contract. The Annuity Bonus Program is included as Exhibit 10.15 to this Report.
      The Deferral Plan allows employees, whose total cash compensation (base salary and annual incentive) is at a predetermined amount, to defer base salary in excess of the IRS qualified plan compensation limits and up to 90% of annual and long-term incentive payments. Amounts deferred may be invested in market funds or a fixed rate option with a minimum guaranteed return of 4%. The Deferral Plan is included as Exhibit 10.16 to this Report.
      A description of the Company’s non-employee director annual compensation arrangement is included as Exhibit 10.17 to this Report.
      On November 17, 2004, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the annual base salaries, effective as of February 1, 2005, of the Company’s executive officers. The following table sets forth the annual base salaries of the Company’s Named Executive Officers, as defined in Item 402(a)(3) of Regulation S-K, (determined as of December 31, 2004) for 2005:

Name and Position	Year	Base Salary

Robert W. Selander	2005	$900,000
President & CEO
Alan J. Heuer	2005	$750,000
Chief Operating Officer
Jerry McElhatton	2005	$625,000
President, Global Technology & Operations
Christopher D. Thom	2005	$600,000
Chief Risk Officer
Noah J. Hanft	2005	$400,000
General Counsel & Corporate Secretary
      In addition, the Compensation Committee set the 2005 annual incentive target awards under the AICP for the Named Executive Officers, as follows:

Name	Target Annual Incentive

Mr. Selander	200% of salary
Mr. Heuer	100% of salary
Mr. McElhatton	0% of salary	(1)
Mr. Thom	100% of salary
Mr. Hanft	100% of salary

(1)	The Compensation Committee did not approve a 2005 annual incentive target award for Mr. McElhatton who will be retiring March 31, 2005.
      If shareholders of the Company approve the Senior Executive Annual Incentive Compensation Plan at the 2005 Annual Meeting of Shareholders, annual incentive awards under the AICP will be rescinded and awards that are intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended will be made under the new plan.

      The Compensation Committee also approved grants of performance units under the Executive Incentive Plan (“EIP”) on November 17, 2004, to each of the Named Executive Officers for the 2005-2007 performance period as follows:

	Number of		Performance or Other Period
Name	Units		Until Maturation Awarded

Mr. Selander	41,000		1/1/2005 – 12/31/2007
Mr. Heuer	27,000		1/1/2005 – 12/31/2007
Mr. McElhatton	0	(1)	1/1/2005 – 12/31/2007
Mr. Thom	17,250		1/1/2005 – 12/31/2007
Mr. Hanft	8,500		1/1/2005 – 12/31/2007

(1)	The Compensation Committee did not approve an award for Mr. McElhatton who will be retiring March 31, 2005.
      If shareholders of the Company approve the Senior Executive Incentive Plan at the 2005 Annual Meeting of Shareholders, long-term incentive awards under the EIP will be rescinded and awards that are intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended will be made under the new plan.
      Also, the Compensation Committee authorized the payment of annual incentive awards under the AICP for the year ended December 31, 2004, payable in cash, to the Named Executive Officers, as follows:

Name	Annual Incentive Award

Mr. Selander	$2,500,000
Mr. Heuer	$1,200,000
Mr. McElhatton	$525,000
Mr. Thom	$725,000
Mr. Hanft	$500,000
      In addition to setting base salaries and annual incentive targets for 2005 and the determination of performance unit grants and annual incentive awards for 2004, on November 17, 2004, the Compensation Committee authorized payments to the Company’s executive officers of long-term incentive awards that were granted in 2002. The value of these awards were based on the Company’s performance on a combination of qualitative and quantitative measures that include: improving profitable share with key customers in key markets; improving customer focused strategy; achieving corporate financial targets (including attaining a predetermined level of EBITDA), enhancing organizational capabilities and the integration of Europay International S.A. The following table sets forth the value of 80% of the long-term incentive awards earned for the 2002-2004 performance period and paid to the Company’s Named Executive Officers in January 2005:

Name	Performance Period	Long-term Incentive Payout

Mr. Selander	2002 – 2004	$3,830,400
Mr. Heuer	2002 – 2004	$2,340,800
Mr. McElhatton	2002 – 2004	$1,968,400
Mr. Thom	2002 – 2004	$2,074,800
Mr. Hanft	2002 – 2004	$638,400
      January 2005 payments to the Company’s Named Executive Officers also included the value of 20% of the long-term incentive awards for the 2000-2002 performance period.
      On January 18, 2005, the Compensation Committee approved the performance objectives for the Company that will be used to determine the amounts of the cash bonus awards that may be paid to the following executive officers of the Company for the year ended December 31, 2005 under its AICP: Robert W. Selander, Alan J. Heuer, W. Roy Dunbar, Christopher D. Thom, Michael W. Michl, Chris A. McWilton and Noah J. Hanft. The performance objectives for 2005 are based on the following measures: implementing corporate strategy, achieving financial targets (including attaining predetermined levels of net revenue growth, EBITDA, operating expense as a percent of revenue and return on equity) and enhancing organizational capabilities. Bonus award amounts will be based on the level of performance achieved against the indicated objectives, as well as business unit, region and individual objectives.
      Also, on January 18, 2005, the Compensation Committee approved the performance objectives for the Company that will be used to determine the amounts of the long-term incentive payouts that may be paid to the executive officers noted above for the 2005-2007 performance period under the EIP. The performance objectives for the 2005-2007 performance period are based on the following measures: improving performance with key customers/key markets, improving customer focused strategy, achieving financial targets (including attaining predetermined levels of EBITDA, operating expense as a percent of revenue and return on equity) and enhancing organizational capabilities. Long-term incentive payouts will be calculated for each participant based on determination of a performance score corresponding to the level of performance achieved against the indicated objectives.
      The Company intends to provide additional information regarding the compensation of its Named Executive Officers in its Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 9, 2005 (the “Proxy Statement”).

PART III
Item 10.     Directors and Executive Officers of the Registrant
      The information required by this Item with respect to our directors appears under “Proposal 1 — Election of Directors” in our Proxy Statement. Information regarding our executive officers appears under “Executive Officers of the Company” in the Proxy Statement.
      The information regarding compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
      The aforementioned sections of the Proxy Statement are incorporated by reference into this Report.
      We have adopted a Supplemental Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer, Controller and other senior officers. Our Supplemental Code of Ethics is posted on our website at http://www.mastercardintl.com.
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
Item 14.     Principal Accountant Fees and Services
      MasterCard’s independent registered public accounting firm, PriceWaterhouseCoopers LLP (“PwC”), has notified the Audit Committee of the board of directors that PwC performed certain limited services for the Company and other PwC clients that were inconsistent with standards for auditor independence under applicable rules. Specifically, PwC has disclosed to the Audit Committee that, during 2001, an affiliate of PwC performed tax preparation services for expatriate employees of MasterCard located in China. PwC held funds from MasterCard of less than $15,000 to pay taxes to local authorities in connection with these services. PwC’s associated fees for these services were less than $900. The services were terminated in 2001. Custody of the funds of an audit client is not permitted under applicable auditor independence rules. Among other things, PwC has reported its findings to the Securities and Exchange Commission and is undertaking a systematic investigation of these issues.
      PwC has advised the Audit Committee that PwC’s objectivity and audit independence were not impaired by these activities. PwC has confirmed to the Audit Committee that it is an independent accounting firm with respect to the Company, as defined under applicable auditor independence rules. The Audit Committee has discussed PwC’s independence in light of these disclosures. The Company is not aware of any other non-audit services performed by PwC that were inconsistent with standards for auditor independence under applicable rules.
      The other information required by this Item appears under “Auditors Services and Fees” in the Proxy Statement and is incorporated by reference into this Report.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report.

2. Consolidated Financial Statement Schedules

None.

3. The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

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

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 2, 2005	/s/ Robert W. Selander
Robert W. Selander President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 2, 2005	/s/ Chris A. McWilton
Chris A. McWilton Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2005	/s/ Lisa Wagner
Lisa Wagner Senior Vice President and Controller (Principal Accounting Officer)

Date: March 2, 2005
William F. Aldinger Director

Date: March 2, 2005	/s/ Silvio Barzi
Silvio Barzi Director

Date: March 2, 2005
Donald L. Boudreau Director

Date: March 2, 2005
Augusto M. Escalante Director

Date: March 2, 2005	/s/ Bernd M. Fieseler
Bernd M. Fieseler Director

Date: March 2, 2005
Richard Fairbank Director

Date: March 2, 2005	/s/ Baldomero Falcones Jaquotot
Baldomero Falcones Jaquotot Chairman of the Board; Director

Date: March 2, 2005
Iwao Iijima Director

Date: March 2, 2005	/s/ Michel Lucas
Michel Lucas Director

Date: March 2, 2005	/s/ Norman C. McLuskie
Norman C. McLuskie Director

Date: March 2, 2005	/s/ Robert W. Pearce
Robert W. Pearce Director

Date: March 2, 2005
Michael Pratt Director

Date: March 2, 2005	/s/ Tan Teong Hean
Tan Teong Hean Director

Date: March 2, 2005
Jac Verhaegen Director

Date: March 2, 2005	/s/ Lance L. Weaver
Lance L. Weaver Director

Date: March 2, 2005	/s/ Robert B. Willumstad
Robert B. Willumstad Vice Chairman; Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3	.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).
3	.1(b)	Amended and Restated Bylaws of MasterCard Incorporated
3	.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
3	.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).
4.1		Form of Specimen Certificate for Class A Redeemable Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
4.2		Form of Specimen Certificate for Class B Convertible Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).
4.3		Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
4.4		Amendment to MasterCard International Incorporated Note Purchase Agreement, dated August 4, 2004, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q filed November 9, 2004 (No. 000-50250)).
10.1		Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.2		$1,950,000,000 Credit Agreement, dated as of June 18, 2004, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2004 (No. 000-50250)).
10.3		Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.4		Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10	.4.1	First Amendment To Guarantee, dated as of November 23, 2004, between MasterCard International Incorporated, MasterCard Incorporated and UMB Bank & Trust, N.A.

Exhibit
Number		Exhibit Description

10.5		Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.6		Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).
10.7		Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (No. 000-50250)).
*10	.7.1	MasterCard International–Citibank, N.A Agreement, dated December 31, 2004, between MasterCard International Incorporated and Citibank, N.A.
10.8		Agreement, dated as of July 1, 1999, by and between MasterCard International Incorporated and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed September 10, 2001 (No. 333-67544)).
10.9		Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10	.9.1	Addendum to the Employment Agreement between MasterCard International Incorporated and Robert W. Selander, dated February 28, 2005.
10.10		Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
10.11		MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 4, 2004 (No. 000-50250)).
10.12		MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.13		MasterCard International Incorporated Value Appreciation Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2004 (No. 000-50250)).
10.14		MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005.
10.15		MasterCard International Incorporated Annuity Bonus Program: Statement of Company Payroll and Procedures, as amended and restated January 1, 2000.
10.16		MasterCard International Incorporated Deferral Plan, as amended and restated January 1, 2003.
10.17		Schedule of Non-employee Directors’ Annual Compensation.
10.18		Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).
10.19		Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).
10.20		Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (No. 333-67544)).

Exhibit
Number	Exhibit Description

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).
21	List of Subsidiaries of MasterCard Incorporated.
31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the Securities and Exchange Commission.