Form 10-Q
period 2005-03-31
MASTERCARD INC
filed 2005-05-09
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Class A redeemable common stock, par value $.01 per share	84,000,000
Class B convertible common stock, par value $.01 per share	16,000,000

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$359,992	$328,996
Investment securities, at fair value:
Trading	23,139	27,407
Available-for-sale	701,617	781,486
Accounts receivable	299,320	293,292
Settlement due from members	280,190	223,738
Restricted security deposits held for members	107,146	87,300
Prepaid expenses	111,778	124,595
Other current assets	36,699	35,982

Total Current Assets	1,919,881	1,902,796
Property, plant and equipment, at cost (less accumulated depreciation of $340,149 and $329,877)	233,682	242,358
Deferred income taxes	233,366	235,023
Goodwill	207,982	217,654
Other intangible assets (less accumulated amortization of $241,573 and $227,738)	313,819	328,984
Municipal bonds held-to-maturity	194,855	195,295
Other assets	143,464	142,560

Total Assets	$3,247,049	$3,264,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$199,152	$187,035
Settlement due to members	207,466	186,858
Restricted security deposits held for members	107,146	87,300
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 7 and 8)	114,222	129,047
Accrued expenses	524,456	648,019
Other current liabilities	81,397	63,103

Total Current Liabilities	1,233,839	1,301,362
Deferred income taxes	68,974	73,227
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 7 and 8)	479,993	468,547
Long-term debt	229,536	229,569
Other liabilities	191,960	212,393

Total Liabilities	2,204,302	2,285,098
Commitments and Contingencies (Notes 6 and 8)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued and outstanding 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	(27,910)	(121,204)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	100,305	127,481
Net unrealized (loss) gain on investment securities available-for-sale	(1,506)	3,804
Net unrealized loss on derivatives accounted for as hedges	(1,130)	(3,497)

Total accumulated other comprehensive income, net of tax	97,669	127,788

Total Stockholders’ Equity	1,038,127	974,952

Total Liabilities and Stockholders’ Equity	$3,247,049	$3,264,670

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share data)
Revenues, net	$658,238	$594,310
Operating Expenses
General and administrative	306,616	276,834
Advertising and market development	171,679	167,496
U.S. merchant lawsuit and other legal settlements (Notes 7 and 8)	—	—
Depreciation	12,194	13,361
Amortization	16,236	18,147

Total operating expenses	506,725	475,838

Operating income	151,513	118,472

Other Income (Expense)
Investment income, net	10,049	12,319
Interest expense	(16,856)	(17,729)
Minority interest in (losses) income of subsidiaries	(21)	44
Other (expense) income, net	(490)	674

Total other (expense) income	(7,318)	(4,692)

Income before income taxes	144,195	113,780
Income tax expense	50,901	40,212

Net Income	$93,294	$73,568

Net Income per Share (Basic and Diluted)	$.93	$.74

Weighted average shares outstanding (Basic and Diluted)	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Operating Activities
Net income	$93,294	$73,568
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	12,194	13,361
Amortization	16,236	18,147
Deferred income taxes	6,555	10,026
Other	1,833	569
Changes in operating assets and liabilities:
Trading securities	4,268	976
Accounts receivable	(9,787)	31,037
Settlement due from members	(66,866)	24,935
Prepaid expenses and other current assets	7,327	(7,066)
Accounts payable	14,930	(34,815)
Settlement due to members	29,137	(38,008)
Legal settlement accruals, including accretion of imputed interest	(3,379)	6,301
Accrued expenses	(118,272)	(84,567)
Net change in other assets and liabilities	(1,676)	(1,545)

Net cash (used in) provided by operating activities	(14,206)	12,919

Investing Activities
Purchases of property, plant and equipment	(6,077)	(726)
Capitalized software	(11,680)	(9,805)
Purchases of investment securities available-for-sale	(583,682)	(192,058)
Proceeds from sales and maturities of investment securities available-for-sale	653,460	261,714
Acquisition of businesses, net of cash acquired	—	(18,866)
Other investing activities	82	(5,792)

Net cash provided by investing activities	52,103	34,467

Effect of exchange rate changes on cash and cash equivalents	(6,901)	(2,534)

Net increase in cash and cash equivalents	30,996	44,852
Cash and cash equivalents — beginning of period	328,996	248,119

Cash and cash equivalents — end of period	$359,992	$292,971

Supplemental Cash Flows:
Cash paid for income taxes	$16,119	$1,460
Cash paid for interest	5,745	5,776

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained	Other
		Earnings	Comprehensive			Additional
		(Accumulated	Income (Loss),	Common Shares		Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital
	(In thousands)
Balance at January 1, 2005	$974,952	$(121,204)	$127,788	$840	$160	$967,368
Net income	93,294	93,294	—	—	—	—
Other comprehensive loss, net of tax	(30,119)	—	(30,119)	—	—	—

Balance at March 31, 2005	$1,038,127	$(27,910)	$97,669	$840	$160	$967,368

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net Income	$93,294	$73,568
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(27,176)	(11,848)
Net unrealized loss on investment securities available-for-sale	(5,310)	(523)
Net unrealized gain on derivatives accounted for as hedges	2,367	2,236

Other comprehensive loss, net of tax	(30,119)	(10,135)

Comprehensive Income	$63,175	$63,433

The accompanying notes are an iCntegral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

     Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment programs, and travelers cheque programs. The common stock of MasterCard Incorporated is privately owned by certain of the Company’s customers. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.

     Consolidation and basis of presentation — The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2005 classifications. The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. Intercompany transactions are eliminated in consolidation. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

     The consolidated financial statements for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 are unaudited, and in the opinion of management include normal recurring adjustments that are necessary to present fairly the results for interim periods. The balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements as of December 31, 2004. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 2. Goodwill and Other Intangible Assets

     The carrying amount of goodwill as of March 31, 2005 was $207,982 compared to $217,654 as of December 31, 2004. The change in the balance is primarily related to the foreign currency translation of the goodwill relating to the acquisition of MasterCard Europe.

     The following table sets forth net intangible assets, other than goodwill:

	March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Capitalized software	$336,682	$(220,954)	$115,728	$327,733	$(207,371)	$120,362
Trademarks and tradenames	23,343	(17,335)	6,008	24,061	(17,728)	6,333
Other	6,442	(3,284)	3,158	6,442	(2,639)	3,803

Total	366,467	(241,573)	124,894	358,236	(227,738)	130,498
Unamortized intangible assets:
Customer relationships	188,925	—	188,925	198,486	—	198,486

Total	$555,392	$(241,573)	$313,819	$556,722	$(227,738)	$328,984

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

     A portion of the Company’s intangible assets are denominated in foreign currencies. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, the unamortized customer relationships relate to the acquisition of MasterCard Europe and decreased $9,561.

     Amortization expense on the assets above was $16,236 and $18,147 for the three months ended March 31, 2005 and 2004, respectively. Impairment expense was nominal in both periods. The following table sets forth the estimated future amortization expense on amortizable intangible assets for the periods ending:

Remainder of 2005	$44,954
December 31, 2006	$44,821
December 31, 2007	$26,221
December 31, 2008	$5,945
December 31, 2009 and thereafter	$2,953

Note 3. Pension Plans

     The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. For both plans, net periodic pension cost is as follows:

	Three Months
	Ended March 31,
	2005	2004
Service cost	$4,579	$4,038
Interest cost	2,584	2,449
Expected return on plan assets	(3,192)	(2,580)
Amortization of prior service cost	(75)	(79)
Recognized actuarial loss	344	318

Net periodic pension cost	$4,240	$4,146

     The funded status of the qualified plan exceeds minimum funding requirements. In December 2004, the Company elected to make a voluntary $15,000 contribution and in April 2005, the Company contributed $5,000 to its qualified plan. The Company expects to make additional voluntary contributions totaling $20,000 before September 15, 2005.

Note 4. Postretirement Health and Life Insurance Benefits

     The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months
	Ended March 31,
	2005	2004
Service cost	$797	$774
Interest cost	858	741
Amortization of prior service cost	17	17
Amortization of transition obligation	145	145
Recognized actuarial loss	65	—

Net periodic postretirement benefit cost	$1,882	$1,677

     The Company funds its postretirement benefits as payments are required through cash flows from operations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

Note 5. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
Accrued personnel costs	$113,206	$190,114
Accrued customer incentives	159,508	163,278
Accrued advertising	82,363	136,107
Accrued taxes	86,121	63,940
Other	83,258	94,580

	$524,456	$648,019

Note 6. Commitments and Contingent Liabilities

     The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at March 31, 2005 are as follows:

				Sponsorship,
		Capital	Operating	Licensing and
	Total	Leases	Leases	Other
The remainder of 2005	$237,678	$6,253	$28,823	$202,602
2006	213,888	4,783	30,210	178,895
2007	125,415	3,852	25,432	96,131
2008	63,597	2,360	17,823	43,414
2009	30,880	1,901	11,445	17,534
Thereafter	50,234	42,294	1,798	6,142

Total	$721,692	$61,443	$115,531	$544,718

     The table above excludes obligations from performance based agreements with our customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $15,416 and a net present value of minimum lease payments of $46,027. At March 31, 2005, $18,642 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,805 and $7,875 for the three months ended March 31, 2005 and 2004, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,987 and $2,544 for the three months ended March 31, 2005 and 2004, respectively.

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

Note 7. U.S. Merchant Lawsuit and Other Legal Settlements

     In 2003, MasterCard settled the U.S. merchant lawsuit described in Note 8 herein and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and pay $100,000 annually each December from 2004 through 2012. In addition, the Company adopted rules which permit U.S. merchants to elect not to accept MasterCard branded debit (or credit) cards, implemented programs to allow merchants to identify debit cards, provided signage to merchants and established a separate debit interchange rate for a required period. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 8 herein. Also in 2003, several other lawsuits were initiated and settled by merchants who opted not to participate in the plaintiff

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits are not covered by the terms of the Settlement Agreement. During the three months ended March 31, 2005, total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2004	$597,594
Interest accretion	11,446
Payments	(14,825)

Balance as of March 31, 2005	$594,215

Note 8. Legal Proceedings

     MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows.

Department of Justice Antitrust Litigation and Related Private Litigations

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

     On October 9, 2001, the District Court judge issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard’s CPP and the Visa bylaw constitute unlawful restraints of trade under the federal antitrust laws. On November 26, 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The final judgment also provides that from the effective date of the final judgment until October 15, 2006, MasterCard is required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. The final judgment imposes parallel requirements on Visa.

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

     On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ litigation seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the final judgment in the DOJ litigation. As a result of the Supreme Court’s denial of certiorari, the District Court now has jurisdiction over issues related to the final judgment in the DOJ litigation. On January 10, 2005, MasterCard moved before the District Court to enforce the terms of the final judgment and sought an order enjoining Visa from enforcing or maintaining its settlement service fee bylaw. In addition, MasterCard requested that the Court permit

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

Visa’s largest 100 debit issuers to rescind any debit issuance agreements they entered into with Visa while the settlement service fee was in effect. The motion is scheduled to be fully briefed on May 16, 2005. At this time it is not possible to determine the ultimate resolution of this matter.

     On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A., Inc. and Visa International Incorporated. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and preliminarily assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which require merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Act, but continues to allege that the implementation and enforcement of the Company’s CPP, Visa’s bylaw provision and the Honor All Cards rules are in violation of Sections 1 and 2 of the Sherman Act. Discover requests that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the Court denied Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, the Court denied MasterCard’s motion to dismiss the majority of Discover’s claims. However, the Court reserved ruling with respect to MasterCard’s motion to dismiss those portions of Discover’s claims that are based on MasterCard’s Honor All Cards rule as well those claims under Section 2 of the Sherman Act. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the Discover litigation.

     On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including J.P. Morgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. On April 14, 2005, the District Court denied American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, the Court denied MasterCard’s motion to dismiss the majority of American Express’ claims. However, the Court reserved ruling with respect to MasterCard’s motion to dismiss those portions of American Express’ claims that are based on MasterCard’s Honor All Cards rule as well those claims under Section 2 of the Sherman Act. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the American Express litigation.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 7). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. At this time it is not possible to determine the ultimate resolution of this matter. Other than as set forth above, no provision for losses has been provided in connection with this matter.

     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005 a Michigan action was dismissed with prejudice and on April 12, 2005, the plaintiff agreed to withdraw his appeal of that decision. MasterCard has also been served with complaints in state courts in California and Texas alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA, Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs, however a new complaint is expected to be filed. At this time, it is not possible to determine the ultimate resolution of these matters and no provision for losses has been provided in connection with them.

     MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

     Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact discovery in this matter has closed but expert discovery is ongoing. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of member bank defendants, Bank One, MBNA, Providian,

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

Household and Bank of America are valid as to those respective banks and MasterCard and, consequently, cardholders of those banks can no longer participate in the class action certified in his earlier decision and must pursue any claims through arbitration. Plaintiffs have moved for further reconsideration. Judge Pauley declined to give effect to the arbitration clauses in the Citibank and Chase cardholder agreements; both banks have noticed an appeal of that decision. A trial date has been set for October 10, 2005. At this time, it is not possible to determine the ultimate resolution of this matter and no provision for losses has been provided in connection with it.

Merchant Chargeback-Related Litigations

     On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005 the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. The time in which plaintiff may perfect its appeal is currently running.

     In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A, et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On November 19, 2004, MasterCard moved for judgment on the grounds that recent amendments to sections 17203 and 17204 of the California Business and Professions Code by the California State Ballot Initiative Proposition 64 mandate that the California Law Institute, as an unaffected plaintiff, does not have standing to pursue this action. By order dated December 29, 2004, the Court denied the motion but certified the question presented as appropriate for appellate resolution. On April 22, 2005, the California Supreme Court denied MasterCard’s petition for appellate review. Initial, but limited, discovery is now proceeding in this matter.

     On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A, Inc., MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the Court ruling on MasterCard’s motion to dismiss, plaintiffs filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. MasterCard’s time in which to respond to the amended complaint is currently running.

     At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

U.S. Merchant and Consumer Litigations

     Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule and a similar Visa rule. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. A number of class members have appealed the District Court’s approval of the settlement. These appeals are largely focused on the Court’s attorneys’ fees award as well on the Court’s ruling on the scope of the release set forth in the Settlement Agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant Settlement Agreement. The time for which class members may seek certiorari of the Second Circuit’s decision with the Supreme Court expires on May 31, 2005. For a further description of the U.S. merchant lawsuit settlement and its impact on MasterCard’s financial results, see Note 7.

     In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia under state unfair competition statutes against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. Courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have appealed several of these decisions. The plaintiffs in Minnesota have filed a revised complaint on behalf of a purported class of Minnesota consumers who made purchases with debit cards rather than on behalf of all consumers. On January 6, 2005, MasterCard moved to dismiss the Minnesota complaint for failure to state a claim. In addition, the courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. The Tennessee decisions are expected to be appealed by both parties. MasterCard is awaiting decisions on its motions to dismiss in the other state courts.

     On March 14, 2005, MasterCard was served with a complaint that was filed in Ohio state court on behalf of a putative class of consumers under Ohio state unfair competition law. The claims in this action mirror those in the consumer actions described above but also name as co-defendants a purported class of merchants who were class members in the U.S. merchant lawsuit. Plaintiffs allege that Visa, MasterCard and the class members of the U.S. merchant lawsuit conspired to attempt to monopolize the debit card market by tying debit card acceptance to credit card acceptance. MasterCard’s time in which to respond to the complaint is currently running.

     At this time, it is not possible to determine the outcome of these consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

Global Interchange Proceedings

     Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its members establish a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it. As described more fully below, MasterCard’s or its members’ MIFs are subject

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of any of the interchange proceedings described below. Accordingly, no provision for losses has been provided in connection with them.

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

     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004 (see below), the MIF and MSF were established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the MIF infringes U.K. competition law. In February 2005, MasterCard and MMF responded to the Statement of Objections. An oral hearing was held on March 2, 2005. The OFT is expected to reach a decision later this year.

     On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MIFs and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer. As a result, if MasterCard and MMF are unsuccessful in obtaining a favorable ruling in the current proceeding, the OFT would have to commence a new proceeding for the purpose of ordering MasterCard to change the manner in which it calculates its U.K. MIF. The OFT has informed MasterCard that, if it issues a prohibition decision in the current proceedings, it is likely to commence a new proceeding challenging MasterCard’s setting of MIFs. Because the MIF constitutes an essential element of MasterCard’s U.K. operations, negative decisions by the OFT in the current or any future proceedings could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, a negative decision by the OFT could lead to the filing of private actions against MasterCard by merchants seeking substantial damages. In the event of a negative decision by the OFT in the current proceeding, MasterCard and MMF intend to appeal to the Competition Appeals Tribunal and possibly to seek interim relief. Similarly, it is likely that MasterCard would appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal and to seek interim relief.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

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

     On October 8, 2004, a new purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint. On March 29, 2005, the Court granted MasterCard’s request for permission to file a motion for partial summary judgment, and the Court scheduled oral argument on that motion for July 8, 2005. Plaintiffs filed an amended complaint on April 25, 2005.

     Other Jurisdictions.

     In Spain, the competition tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems and beginning the process to revoke the exemption it had previously granted to the third such system. In addition, the tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. This could have a material impact on MasterCard’s business in Spain.

     MasterCard is aware that regulatory authorities in certain other jurisdictions, including Poland, New Zealand, Portugal, Mexico, Colombia, South Africa and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

Note 9. Settlement and Travelers Cheque Risk Management

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

     MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank/acquirer failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of uncollateralized estimated settlement exposure relating to non-compliant members are revised as necessary.

     Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards were as follows:

	March 31, 2005	December 31, 2004
MasterCard-branded transactions:
Gross legal settlement exposure	$13,021,047	$14,055,973
Collateral held for legal settlement exposure	(1,213,315)	(1,482,319)

Net uncollateralized settlement exposure	$11,807,732	$12,573,654

Uncollateralized settlement exposure attributable to non-compliant members	$363,072	$299,995

Cirrus and Maestro transactions:
Gross legal settlement exposure	$1,333,028	$1,294,145

     Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

     MasterCard’s estimated settlement exposure under the MasterCard brand, net of collateral, had concentrations of 54% and 56% in North America and 23% and 23% in Europe at March 31, 2005 and December 31, 2004, respectively.

     A significant portion of uncollateralized settlement exposure attributable to non-compliant members is concentrated in five members ($235,092) and three members ($163,786) at March 31, 2005 and December 31, 2004, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

     MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,078,882 and $1,172,533 at March 31, 2005 and December 31, 2004, respectively.

     A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $885,131 and $969,593 at March 31, 2005 and December 31, 2004, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $27,449 and $28,592 at March 31, 2005 and December 31, 2004, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 10. Foreign Exchange Risk Management

     The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	March 31, 2005		December 31, 2004
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$69,911	$61	$40,981	$1,854
Commitments to sell foreign currency	$43,802	$(153)	20,226	(655)

Euro Functional Currency

	March 31, 2005		December 31, 2004
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$144,584	$(1,676)	$128,253	$(6,494)

     The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Swiss francs, Japanese yen, Australian dollar, and Mexican peso. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,130 and $3,497 of net losses, after tax, in accumulated other comprehensive income as of March 31, 2005 and December 31, 2004, respectively, all of which is expected to be reclassified to earnings within the next nine months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)

is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at March 31, 2005 and December 31, 2004.

     Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 11. Acquisition of MasterCard Europe

     On June 28, 2002, MasterCard Incorporated issued 23,760 shares of its common stock to the shareholders of Europay International (“EPI”), now MasterCard Europe, and MasterCard Europay U.K. Limited (“MEPUK”), in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation at the end of the three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK. Since former EPI and MEPUK shareholders would retain or receive additional shares without remitting any additional consideration, any conditional shares retained or received by them would constitute a part of the purchase price. Any conditional shares would be valued based upon the fair value of the stock of MasterCard Incorporated as of June 28, 2005, would increase the purchase price for EPI and, accordingly, the amount of goodwill and additional paid-in capital initially recorded.

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

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business.

Overview

     We achieved double-digit revenue growth of 11% in the first three months of 2005 from the comparable period in 2004, of which 1% was due to the impact of favorable foreign currency fluctuation against the euro. The increase in revenue was due to higher gross dollar volume (“GDV”) and more transactions being processed by MasterCard, primarily from the expansion of our customer relationships and higher cross-border travel. Rebates and incentives were 19% and 15% of our gross revenues in the three months ended March 31, 2005 and 2004, respectively, and accordingly, are moderating our revenue growth. In addition, in the first three months of 2005, we reduced our operating expenses as a percentage of net revenues to 77% compared to 80% for the same period in 2004. As a result, our net income increased 26% in the first three months of 2005 versus the comparable period in 2004.

     We believe revenue growth was positively impacted by the worldwide trend in which payments are migrating from paper-based forms to electronic forms such as payment cards. This trend has helped drive our volume and revenue growth for a number of years. However, our net revenue growth in 2005 will be moderated by pricing arrangements with certain large customers. These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants.

     Our financial position continues to reflect strong liquidity. We have $1.1 billion in cash, cash equivalents and available-for-sale securities and $1 billion in stockholders’ equity as of March 31, 2005. We have begun to implement strategic initiatives by hiring additional resources and developing sales personnel to improve our relationships with our customers and the merchants that accept our cards. We will seek to leverage our expertise in payment programs, consulting services, brand marketing, technology and processing to expand the value-added services we provide our customers. We expect our efforts will drive our business growth; strengthen our brands, technology and acceptance network; and differentiate MasterCard from our competition by developing innovative payment solutions and customized services. In addition, we intend to proactively address the legal, regulatory and other industry risks that impact our business. We believe our resources are sufficient to fund our initiatives in 2005 and beyond.

Results of Operations

			Percent
	For the three		Increase
	months ended		(Decrease)
	March 31,		2005 vs.
	2005	2004	2004
	(In millions, except per share and GDV amounts)
Operations fees	$412	$372	10.8
Assessments	246	222	10.8

Revenue	658	594	10.8
General and administrative	307	277	10.8
Advertising and market development	172	167	3.0
U.S. merchant lawsuit and other legal settlements	—	—	—
Depreciation and amortization	28	32	(12.5)

Total operating expenses	507	476	6.5

Operating income	151	118	28.0
Total other income (expense)	(7)	(4)	(75.0)

Income before income tax expense	144	114	26.3
Income tax expense	51	40	27.5

Net income	$93	$74	25.7

Net income per share (basic and diluted)	$.93	$.74	25.7
Weighted average shares outstanding (basic and diluted)	100	100	—
Effective income tax rate	35.3%	35.3%	—
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	379.6	334.3	13.5
Processed transactions	3,112.4	2,794.8	11.4

Impact of Foreign Currency Rates

     Our operations are impacted by changes in foreign currency exchange rates. Quarterly assessment fees are calculated based on local dollar volume which is converted to U.S. dollar volume using average exchange rates for the quarter. In 2005, the increase in GDV of 14% on a U.S. dollar converted basis exceeded local currency GDV growth of 11%, resulting in increased assessment revenues due to the devaluation of the U.S. dollar. In addition, consumer behavior, particularly international transactions, may vary with changes in foreign currency exchange rates.

     We are especially impacted by the movements of the euro to the U.S. dollar since MasterCard Europe’s functional currency is the euro. The devaluation of the U.S. dollar against the euro and the impact of the translation of MasterCard Europe’s operating results into U.S. dollars are summarized below:

	For the three months
	ended March 31,
	2005	2004
Euro to U.S. dollar average exchange rate	$1.30834	$1.24365
Devaluation of U.S. dollar to euro	5%

Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	1%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	1%

Revenues

     Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. We establish standards and procedures for the acceptance and settlement of our customer’s transactions on a global basis. We do not issue cards, set fees, or determine the interest rates consumers will be charged on cards carrying our brands. Our issuing customers have the responsibility for determining these and most other competitive card features. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and projected customer performance.

     MasterCard enters into business agreements with certain customers and merchants to provide GDV-based and other performance based rebates and incentives. Such rebates and incentives are calculated on a monthly basis based upon estimated performance and the related business agreements. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or the performance has occurred.

     The U.S. remains our largest geographic market based on approximately 56% of total revenues being generated in the U.S. in each of the three months ended March 31, 2005 and 2004. No individual country, other than the U.S., generated more than 10% of total revenues in either period.

     Operations Fees

     Operations fees primarily represent user fees for authorization, clearing, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $40 million or 11% in the three months ended March 31, 2005 compared to the same period in 2004. The significant changes in operations fees were as follows:

Change in
Revenue
Increase
(Decrease)
Three months
ended March 31,
2005 vs. 2004
(In millions)
Authorization, settlement and switch	$20
Currency conversion	10
Consulting fees and research subscriptions	5
Cardholder services	5
Other operations fees	15

Gross operations fees change	55
Increase in rebates	(15)

Net change in operations fees	$40

•	Authorization, settlement and switch revenues increased $20 million, or 9% in the three months ended March 31, 2005 compared to the same period in 2004. These revenues are driven by the number of transactions processed through our systems, which increased 11% in the three months ended March 31, 2005 compared to the same period in 2004.

•	Currency conversion revenues increased $10 million in the three months ended March 31, 2005 compared to the same period in 2004. Our customers require currency conversion of international purchases made by their cardholders. Accordingly, these revenues fluctuate with the increase in cross-border transactions.

•	Consulting fees and research subscriptions which are primarily generated by MasterCard Advisors, our advisory services group. In the first and second quarter of 2004, MasterCard acquired two consulting firms. Accordingly, these revenues were greater in the three months ended March 31, 2005 compared to the same period in 2004.

•	Cardholder services include revenue earned for providing enhanced services to our customers or their cardholders. Examples of these services are telecommunication assistance, ATM locator and concierge programs. These revenues increased due to an overall increase in the demand for our programs and services.

•	Other operations fees represent various revenue streams including system services, compliance, sales of holograms, manuals and publications. The change in any individual component of this revenue category is not considered material.

•	Rebates are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates to certain customers continued to increase due to ongoing consolidation of our customers and increasingly intense competition. Accordingly, rebates as a percentage of gross operations fees were 9% and 7% in the three months ended March 31, 2005 and 2004, respectively.

  Assessments

     Assessments are revenues that are calculated based on our customers’ GDV. GDV represents gross usage (purchase and cash disbursements) on cards carrying our brands for goods and services including balance transfers and convenience checks. In the three months ended March 31, 2005, assessments revenue grew $24 million, or 11%, versus the comparable period in 2004. GDV growth was 11% when measured in local currency and 14% when measured on a U.S. dollar converted basis in the three months ended March 31, 2005 compared to the same period in 2004.

     In certain countries in Europe and Latin America, our customers are charged a marketing assessment fee based on volume. These fees are used by MasterCard to expand new and existing market development programs to promote the MasterCard brand in these countries. In addition to the increase in GDV, assessments were greater due to new or higher regional marketing fund assessments in certain countries.

     Rebates and incentives provided to our customers and merchants increased $38 million in the three months ended March 31, 2005 versus the comparable period in 2004. These rebates and incentives reduce revenue, moderate assessments growth and are generally based on GDV, as well as a fixed component for the issuance of new cards or the launch of new programs. Rebates and incentives as a percentage of gross assessments were 32% in the three months ended March 31, 2005 versus 26% in the comparable period in 2004. In 2004, we entered into additional pricing arrangements with certain large customers which we expect to moderate net revenue growth in the future.

Operating Expenses

     Our operating expenses are comprised of general and administrative, advertising and market development, and depreciation and amortization expenses. In the three months ended March 31, 2005, there was an increase in operating expenses of $31 million or 7% compared to the same period in 2004.

     General and Administrative

     General and administrative expenses consist primarily of personnel, professional fees, telecommunications and travel. In the three months ended March 31, 2005 and 2004 these activities accounted for approximately 47% of total revenues in each period. The major components of changes in general and administrative expenses are as follows:

Change
Increase
(Decrease)
Three months
ended March 31,
2005 vs. 2004
(In millions)
Personnel	$18
Professional fees	8
Telecommunications	(3)
Travel	5
Other	2

Net general and administrative change	$30

•	Personnel expense increased in 2005 primarily due to the acquisition of the two consulting firms in the first and second quarters of 2004 and additional headcount to support our strategic initiatives.

•	Professional fees increased in the three months ended March 31, 2005 primarily due to legal fees and consulting services being utilized primarily to support our strategic initiatives.

•	Telecommunications expense decreased as a result of our ongoing evaluation of telecommunication needs, including renegotiation of certain contracts with service providers.

•	Travel expenses are incurred primarily for travel to customer and regional meetings. In the three months ended March 31, 2005, there was more business activity which required travel than in the comparable period in 2004.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

     Advertising and Market Development

     Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In the three months ended March 31, 2005, these activities accounted for approximately 26% of total revenues compared to 28% in the same period in 2004. Advertising and market development expenses increased $5 million or 3% in the three months ended March 31, 2005.

     Our brands, principally MasterCard, are valuable strategic assets which convey symbols that can be readily identified by our customers, as well as our cardholders, creating value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our MasterCard brand reputation, image and ultimate value. Our “Priceless” campaign has run in 96 countries and 48 languages and we continue to invest significantly in this campaign. In addition, we undertake programs from time to time to focus our marketing efforts in order to build brand recognition, to promote brand acceptance and enhance the development of our programs and services in certain markets. MasterCard also has corporate sponsorships and conducts promotions to generate usage of cards carrying our brands. Our sponsorships include the UEFA Champions League, certain National Football League teams, Major League Baseball, the Professional Golf Association and Universal Studios.

     Depreciation and Amortization

     Depreciation and amortization expenses decreased $4 million in the three months ending March 31, 2005 versus the comparable period in 2004. This decrease was primarily related to the maturity of certain capital leases and certain assets becoming fully depreciated.

     Other Income and Expense

     Other income (expense) is comprised primarily of investment income and interest expense. Investment income decreased $2 million in the three months ended March 31, 2005 due to a decline in the market value of our trading securities portfolio. Interest expense decreased $1 million in the three months ended March 31, 2005 primarily related to imputed interest on the U.S. merchant lawsuit settlement.

     Income Taxes

     The effective income tax rate was 35.3% in each of the three months ended March 31, 2005 and 2004. MasterCard does not anticipate any substantial adjustments to the effective tax rate for the year ending December 31, 2005.

Liquidity

     We believe our ability to generate cash to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures, future acquisitions, to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At March 31, 2005 and December 31, 2004, we had $1.1 billion of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2005 and thereafter. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2005 and beyond. However, our liquidity could be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Legal, Regulatory and Other Industry Risks.”

	Three Months		Dollar Change
	Ended March 31,		Increase (Decrease)
	2005	2004	2005 vs. 2004
	(in millions)
Cash flow data:
Net cash (used in) provided by operating activities	$(14)	$13	$(27)
Net cash provided by investing activities	52	34	18

	March 31, 2005	December 31, 2004
	(in millions, except ratio)
Balance sheet data:
Current assets	$1,920	$1,903
Current liabilities	1,234	1,301
Long-term liabilities	970	984
Stockholders’ equity	1,038	975
Working capital ratio	1.56	1.46

     Net cash (used in) provided by operating activities in the three months ended March 31, 2005 and 2004 was $(14) million and $13 million, respectively. The decrease in cash from operations was principally due to higher payments for personnel, rebates, incentives and advertising in 2005 as compared to 2004, as well as the timing of settlement activity versus the prior period. We believe that the liabilities related to the U.S. merchant lawsuit settlement and other legal settlements discussed in Note 7 to the Consolidated Financial Statements herein will be funded through existing cash and cash equivalents, investments, annual cash generated from operations and our borrowing capacity. The source of cash from investing activities in the three months ended March 31, 2005 was primarily due to the sale or maturity of available-for-sale securities.

     In addition to our liquid investments, we provide for liquidity through a committed $1.95 billion revolving credit facility (the “Credit Facility”) with certain financial institutions which expires on June 17, 2005. We intend to replace the Credit Facility upon its expiration. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (“LIBOR”) plus 28 basis points. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants and all other debt covenants as of March 31, 2005. There were no borrowings under the Credit Facility at March 31, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

     Due to Standard & Poor’s assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, Standard & Poor’s lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. These ratings were reaffirmed in 2004. This rating has not materially impacted our liquidity.

Legal, Regulatory and Other Risks

     Our business has many risks, most significantly the legal and regulatory environment in which we operate. These risks have increased in recent years, although we are proactively seeking to address them. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business. The following risks, among others, may have a material impact on our results of operations or financial condition:

•	Legal and Regulatory Proceedings — MasterCard is a party to several legal and regulatory proceedings, as discussed in Note 8 to the Consolidated Financial Statements herein, which could have a material adverse impact on our business. Many of the legal and regulatory proceedings to which we are subject are supported by merchants, who have a growing role in the global payments industry.

•	Competition and Consolidation of Our Customers — We are, and will continue to be, significantly dependent on our relationships with our issuers, acquirers and merchants. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. In addition, the consolidation and globalization of our customers has provided more intense competition and greater demand for rebates, incentives and reduced pricing for our services. The consolidation or merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues.

•	Economic — Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. We continue to closely monitor the impact of the tsunami and recent geological incidents in Asia as the recovery evolves in 2005.

Future Obligations

     The following table summarizes as of March 31, 2005 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In millions)
Capital leases (a)	$61	$6	$9	$4	$42
Operating leases (b)	116	29	56	29	2
Sponsorship, licensing & other (c)	545	203	275	61	6
U.S. merchant lawsuit and other legal settlements (d)	814	114	200	200	300
Debt (e)	250	5	11	234	—

Total	$1,786	$357	$551	$528	$350

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations. Obligations which result from performance based agreements with our members and merchants have been excluded from the table due to their contingent nature.

(d)	Amounts due in accordance with legal settlements entered into during 2003 and 2004, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at March 31, 2005 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our customers failed to settle and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at March 31, 2005 as compared to December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

     In connection with the evaluation by the Company’s Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income and the consolidated statements of cash flows for each of the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’/members’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 1, 2005, we expressed unqualified opinions thereon. Our report contained an explanatory paragraph for a change in accounting principle and the adoption of an accounting standard, as stated in the paragraph below. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The Company changed its method for calculating the market-related value of pension plan assets used in determining the expected return on the assets component of annual pension cost in 2003 and the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which resulted in the consolidation of a special purpose entity in 2003.

PricewaterhouseCoopers LLP
New York, NY
May 9, 2005

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Notes 7 and 8 to the Consolidated Financial Statements included herein.

Item 6. Exhibits

     Refer to the Exhibit Index included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	MASTERCARD INCORPORATED
(Registrant)

Date: May 9, 2005	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2005	By:	/s/ LISA WAGNER
Lisa Wagner
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

*10.1	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the Securities and Exchange Commission.