Form 10-Q
period 2005-06-30
MASTERCARD INC
filed 2005-08-05
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Class A redeemable common stock, par value $.01 per share	100,000,348
Class B convertible common stock, par value $.01 per share	None

MASTERCARD INCORPORATED
FORM 10-Q

Page
No.
PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2005 and 2004	4
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005 and 2004	5
Consolidated Statement of Changes in Stockholders’ Equity — Six Months Ended June 30, 2005	6
Consolidated Condensed Statements of Comprehensive Income — Three and Six Months Ended June 30, 2005 and 2004	6
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32
Report of Independent Registered Public Accounting Firm	33

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	34
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 6. EXHIBITS	35
SIGNATURES	36
EX-10.1: $2,250,000,000 CREDIT AGREEMENT
EX-10.2: SENIOR EXECUTIVE ANNUAL INCENTIVE COMPENSATION PLAN
EX-10.3: SENIOR EXECUTIVE INCENTIVE PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$520,081	$328,996
Investment securities, at fair value:
Trading	23,395	27,407
Available-for-sale	719,262	781,486
Accounts receivable	324,589	293,292
Settlement due from members	205,705	223,738
Restricted security deposits held for members	104,892	87,300
Prepaid expenses	106,293	124,595
Other current assets	34,484	35,982

Total Current Assets	2,038,701	1,902,796
Property, plant and equipment, at cost (less accumulated depreciation of $349,105 and $329,877)	230,720	242,358
Deferred income taxes	249,156	235,023
Goodwill	196,224	217,654
Other intangible assets (less accumulated amortization of $252,446 and $227,738)	293,354	328,984
Municipal bonds held-to-maturity	194,855	195,295
Other assets	144,914	142,560

Total Assets	$3,347,924	$3,264,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$177,891	$187,035
Settlement due to members	169,198	186,858
Restricted security deposits held for members	104,892	87,300
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 8 and 10)	114,222	129,047
Accrued expenses	598,369	648,019
Other current liabilities	57,006	63,103

Total Current Liabilities	1,221,578	1,301,362
Deferred income taxes	63,548	73,227
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 8 and 10)	491,559	468,547
Long-term debt	229,476	229,569
Other liabilities	208,615	212,393

Total Liabilities	2,214,776	2,285,098
Commitments and Contingencies (Notes 7 and 10)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, issued and outstanding 84,000,000 shares	840	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, issued and outstanding 16,000,000 shares	160	160
Additional paid-in capital	967,368	967,368
Retained earnings (accumulated deficit)	92,338	(121,204)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	64,781	127,481
Net unrealized gain on investment securities available-for-sale	1,214	3,804
Net unrealized gain (loss) on derivatives accounted for as hedges	1,827	(3,497)

Total accumulated other comprehensive income, net of tax	67,822	127,788

Total Stockholders’ Equity	1,128,528	974,952

Total Liabilities and Stockholders’ Equity	$3,347,924	$3,264,670

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues, net	$771,867	$647,275	$1,430,105	$1,241,585
Operating Expenses
General and administrative	319,187	284,660	625,803	561,494
Advertising and market development	231,578	228,824	403,257	396,320
U.S. merchant lawsuit and other legal settlements (Notes 8 and 10)	—	3,896	—	3,896
Depreciation	11,997	13,076	24,191	26,437
Amortization	16,669	18,358	32,905	36,505

Total operating expenses	579,431	548,814	1,086,156	1,024,652

Operating income	192,436	98,461	343,949	216,933

Other Income (Expense)
Investment income, net	13,479	9,290	23,528	21,609
Interest expense	(17,477)	(16,684)	(34,333)	(34,413)
Minority interest in (earnings) losses of subsidiaries	(55)	(27)	(76)	17
Other (expense) income, net	(989)	(865)	(1,479)	(191)

Total other income (expense)	(5,042)	(8,286)	(12,360)	(12,978)

Income before income taxes	187,394	90,175	331,589	203,955
Income tax expense	67,146	24,468	118,047	64,680

Net Income	$120,248	$65,707	$213,542	$139,275

Net Income per Share (Basic and Diluted)	$1.20	$.66	$2.14	$1.39

Weighted average shares outstanding (Basic and Diluted)	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$213,542	$139,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,191	26,437
Amortization	32,905	36,505
Deferred income taxes	(12,156)	1,513
Other	5,785	2,061
Changes in operating assets and liabilities:
Trading securities	4,012	2,267
Accounts receivable	(39,854)	9,152
Settlement due from members	(4,648)	12,720
Prepaid expenses and other current assets	13,496	11,146
Accounts payable	(3,538)	(72,439)
Settlement due to members	1,086	(16,248)
Legal settlement accruals, including accretion of imputed interest	8,187	17,641
Accrued expenses	(37,643)	(40,169)
Net change in other assets and liabilities	(8,086)	15,068

Net cash provided by operating activities	197,279	144,929

Investing Activities
Purchases of property, plant and equipment	(18,925)	(5,681)
Capitalized software	(22,024)	(19,416)
Purchases of investment securities available-for-sale	(1,265,993)	(585,821)
Proceeds from sales and maturities of investment securities available-for-sale	1,320,205	569,435
Acquisition of businesses, net of cash acquired	—	(29,861)
Other investing activities	(265)	(5,007)

Net cash provided by (used in) investing activities	12,998	(76,351)

Effect of exchange rate changes on cash and cash equivalents	(19,192)	(1,822)

Net increase in cash and cash equivalents	191,085	66,756
Cash and cash equivalents — beginning of period	328,996	248,119

Cash and cash equivalents — end of period	$520,081	$314,875

Supplemental Cash Flows:
Cash paid for income taxes	$70,807	$27,014
Cash paid for interest	8,477	8,517
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Common Shares		Additional
		(Accumulated	Income (Loss),			Paid-in
	Total	Deficit)	Net of Tax	Class A	Class B	Capital
			(In thousands)
Balance at January 1, 2005	$974,952	$(121,204)	$127,788	$840	$160	$967,368
Net income	213,542	213,542	—	—	—	—
Other comprehensive loss, net of tax	(59,966)	—	(59,966)	—	—	—

Balance at June 30, 2005	$1,128,528	$92,338	$67,822	$840	$160	$967,368

MASTERCARD INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net Income	$120,248	$65,707	$213,542	$139,275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35,524)	1,242	(62,700)	(10,606)
Net unrealized gain (loss) on investment securities available-for-sale	2,720	(7,494)	(2,590)	(8,017)
Net unrealized gain (loss) on derivatives accounted for as hedges	2,957	(681)	5,324	1,555

Other comprehensive income (loss), net of tax	(29,847)	(6,933)	(59,966)	(17,068)

Comprehensive Income	$90,401	$58,774	$153,576	$122,207

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share and percent data)
Note 1. Summary of Significant Accounting Policies
     Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and automated teller machine payment programs, and travelers cheque programs. The common stock of MasterCard Incorporated is privately owned by certain of the Company’s customers. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.
     Consolidation and basis of presentation — The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. Intercompany transactions are eliminated in consolidation. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company. The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2005 classifications.
     The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 are unaudited, and in the opinion of management include normal recurring adjustments that are necessary to present fairly the results for interim periods. The balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements as of December 31, 2004. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Note 2. Goodwill and Other Intangible Assets
     The carrying amount of goodwill as of June 30, 2005 was $196,224 compared to $217,654 as of December 31, 2004. The change in the balance is primarily related to the foreign currency translation of the goodwill relating to the acquisition of MasterCard Europe.
     The following table sets forth net intangible assets, other than goodwill:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Capitalized software	$339,878	$(231,749)	$108,129	$327,733	$(207,371)	$120,362
Trademarks and tradenames	22,449	(16,766)	5,683	24,061	(17,728)	6,333
Other	6,442	(3,931)	2,511	6,442	(2,639)	3,803

Total	368,769	(252,446)	116,323	358,236	(227,738)	130,498
Unamortized intangible assets:
Customer relationships	177,031	—	177,031	198,486	—	198,486

Total	$545,800	$(252,446)	$293,354	$556,722	$(227,738)	$328,984

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share and percent data)
     A portion of the Company’s intangible assets are denominated in foreign currencies. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. For example, the change in the value of euro relative to the U.S. dollar resulted in a decrease of $21,455 from December 31, 2004 to June 30, 2005 in the unamortized customer relationships relating to the acquisition of MasterCard Europe.
     Amortization expense on the assets above was $16,669 and $18,358 for the three months ended June 30, 2005 and 2004, respectively, and $32,905 and $36,505 for the six months ended June 30, 2005 and 2004, respectively. Impairment charges of $1,205 and $282 for the three months ended June 30, 2005 and 2004, respectively, and $1,348 and $467 for the six months ended June 30, 2005 and 2004, respectively, were recorded primarily in connection with management’s decision to discontinue the use of various technologies with associated capitalized software balances. The following table sets forth the estimated future amortization expense of amortizable intangible assets existing as of June 30, 2005 for the periods ending:

Remainder of 2005	$28,989
December 31, 2006	$46,890
December 31, 2007	$28,757
December 31, 2008	$8,613
December 31, 2009 and thereafter	$3,074
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$4,580	$4,038	$9,159	$8,076
Interest cost	2,584	2,449	5,168	4,898
Expected return on plan assets	(3,192)	(2,580)	(6,384)	(5,160)
Amortization of prior service cost	(63)	(79)	(127)	(158)
Recognized actuarial loss	332	318	665	636

Net periodic pension cost	$4,241	$4,146	$8,481	$8,292

     The funded status of the qualified plan exceeds minimum funding requirements. In December 2004, the Company committed to make voluntary contributions of $40,000 to its qualified plan before September 15, 2005. Through June 30, 2005, the Company contributed $30,000 of this commitment, of which $15,000 was made in December 2004, and expects to make further voluntary contributions of $10,000 before September 15, 2005.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share and percent data)
Note 4. Postretirement Health and Life Insurance Benefits
     The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$797	$774	$1,594	$1,548
Interest cost	858	741	1,716	1,482
Amortization of prior service cost	17	17	34	34
Amortization of transition obligation	145	145	290	290
Recognized actuarial loss	65	—	130	—

Net periodic postretirement benefit cost	$1,882	$1,677	$3,764	$3,354

     The Company funds its postretirement benefits as payments are required through cash flows from operations.
Note 5. Accrued Expenses
     Accrued expenses consist of the following :

	June 30,	December 31,
	2005	2004
Customer incentives	$153,608	$163,278
Personnel costs	137,368	190,114
Taxes	115,719	63,940
Advertising	98,702	136,107
Other	92,972	94,580

	$598,369	$648,019

Note 6. Credit Facility
     On June 17, 2005, the Company entered into a committed unsecured $2,250,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on June 16, 2006, replaced MasterCard Incorporated’s prior $1,950,000 credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2005. There were no borrowings under the Credit Facility at June 30, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(In thousands, except per share and percent data)
Note 7. Commitments and Contingent Liabilities
     The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at June 30, 2005 are as follows:

				Sponsorship,
		Capital	Operating	Licensing and
	Total	Leases	Leases	Other
The remainder of 2005	$226,333	$4,660	$22,415	$199,258
2006	212,600	4,877	30,124	177,599
2007	126,092	4,008	25,286	96,798
2008	67,728	2,386	17,824	47,518
2009	31,462	1,959	11,405	18,098
Thereafter	50,626	42,294	1,768	6,564

Total	$714,841	$60,184	$108,822	$545,835

     The table above excludes obligations from performance based agreements with our customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $15,348 and a net present value of minimum lease payments of $44,836. At June 30, 2005, $27,439 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,784 and $8,042 for the three months ended June 30, 2005 and 2004, respectively, and $15,589 and $15,917 for the six months ended June 30, 2005 and 2004, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $4,043 and $2,722 for the three months ended June 30, 2005 and 2004, respectively, and $7,876 and $5,266 for the six months ended June 30, 2005 and 2004, respectively.
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
Note 8. U.S. Merchant Lawsuit and Other Legal Settlements
     In 2003, MasterCard settled the U.S. merchant lawsuit described in Note 10 herein and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and pay $100,000 annually each December from 2004 through 2012. In addition, the Company adopted rules which permit U.S. merchants to elect not to accept MasterCard branded debit or credit cards, implemented programs to allow merchants to identify debit cards, provided signage to merchants and established a separate debit interchange rate for a required period. For a description of interchange, see the text under the heading “Global Interchange Proceedings” in Note 10 herein. Also in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits are not covered by the terms of the Settlement Agreement and were settled in 2005. In addition, during 2003 and 2004 MasterCard accrued for settlements and resolutions with MasterCard’s customers and employees, a portion of which were paid in 2005. During the six months ended June 30, 2005, total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2004	$597,594
Interest accretion	23,122
Payments	(14,935)

Balance as of June 30, 2005	$605,781

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
Note 9. Income Tax
     The effective tax rate for the three and six months ended June 30, 2005 was 35.8% and 35.6%, respectively, compared to 27.1% and 31.7% for the three and six months ended June 30, 2004, respectively. The rate in 2004 was lower than 2005 primarily due to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and revaluation of the Company’s deferred state tax assets due to a higher effective state tax rate.
Note 10. Legal and Regulatory Proceedings
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
     On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ litigation seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the final judgment in the DOJ litigation. As a result of the Supreme Court’s denial of certiorari, the District Court now has jurisdiction over issues related to the final judgment in the DOJ litigation. On January 10, 2005, MasterCard moved before the District Court to enforce the terms of the final judgment and sought an order enjoining Visa from enforcing or maintaining its settlement service fee bylaw. In addition, MasterCard requested that the Court permit Visa’s largest 100 debit issuers to rescind any debit issuance agreements they entered into with Visa while the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
settlement service fee was in effect. The motion was fully briefed on June 3, 2005, and no date for a hearing has been scheduled. At this time it is not possible to determine the ultimate resolution of this matter.
     On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A., Inc. and Visa International Incorporated. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and preliminarily assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which require merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Act, but continued to allege that the implementation and enforcement of the Company’s CPP, Visa’s bylaw provision and the Honor All Cards rules are in violation of Sections 1 and 2 of the Sherman Act. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, the Court denied MasterCard’s motion to dismiss a number of Discover’s claims. However, the Court reserved ruling with respect to MasterCard’s motion to dismiss those portions of Discover’s claims that are based on MasterCard’s Honor All Cards rule as well those claims under Section 2 of the Sherman Act. On June 30, 2005, the Court found that MasterCard’s motion to dismiss Discover’s Honor All Cards claims was moot since Discover’s counsel acknowledged that Discover was not bringing a tying claim based on the Honor All Cards Rules. The parties are still awaiting the Court’s ruling on the motion to dismiss Discover’s claims brought under Section 2 of the Sherman Act. Discovery will commence after the Court issues this ruling. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the Discover litigation.
     On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, the Court denied MasterCard’s motion to dismiss a number of American Express’ claims. However, the Court reserved ruling with respect to MasterCard’s motion to dismiss those portions of American Express’ claims that were brought under Section 2 of the Sherman Act. Discovery will commence after the Court issues this ruling. At this time it is not possible to determine the ultimate resolution of this matter. No provision for losses has been provided in connection with the American Express litigation.
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
     On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 8). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. Oral argument on the appeal took place on July 18, 2005 on this issue. At this time it is not possible to determine the ultimate resolution of this matter. Other than as set forth above, no provision for losses has been provided in connection with this matter.
     In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005, a Michigan action was dismissed with prejudice and on April 12, 2005, the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action was dismissed with prejudice. The time has not yet run for the plaintiff to file an appeal. On July 13, 2005, an Illinois court dismissed plaintiff’s consumer fraud act claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA, Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs. At this time, it is not possible to determine the ultimate resolution of these matters and no provision for losses has been provided in connection with them.
     MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee”. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
     Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact and expert discovery in this matter have closed. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of member bank defendants, Bank One, MBNA, Providian, Household and Bank of America are valid as to those respective banks and MasterCard and, consequently, cardholders of those banks can no longer participate in the class action certified in his earlier decision and must pursue any claims through arbitration. Plaintiffs moved for further reconsideration, which was denied by Judge Pauley on June 16, 2005. In addition, Judge Pauley declined to give effect to the arbitration clauses in the Citibank and Chase cardholder agreements; both banks have noticed an appeal of that decision. The trial date which has been set for May 15, 2006. At this time, it is not possible to determine the ultimate resolution of this matter and no provision for losses has been provided in connection with it.
     Merchant Chargeback-Related Litigations
     On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005 the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. On June 30, 2005, the plaintiff filed its brief in support of its appeal. MasterCard’s opposition brief is currently due to be filed on August 30, 2005.
     In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A, et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On June 10, 2005, MasterCard filed a motion requesting that the Court bifurcate certain dispositive issues to be tried separately. The parties are waiting for a ruling on that motion. Initial, but limited, discovery is now proceeding in this matter.
     On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A, Inc., MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the Court ruling on MasterCard’s motion to dismiss, plaintiffs filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim. The plaintiff filed its opposition to MasterCard’s motion on July 7, 2005. The Court has not yet scheduled oral argument on the motion.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
     At this time it is not possible to determine the outcome of the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.
     U.S. Merchant and Consumer Litigations
     Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenged MasterCard’s “Honor All Cards” rule and a similar Visa rule. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed the Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. A number of class members have appealed the District Court’s approval of the settlement. These appeals are largely focused on the Court’s attorneys’ fees award as well on the Court’s ruling on the scope of the release set forth in the Settlement Agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant Settlement Agreement. The settlement is now final as no class members filed a petition for certiorari with the Supreme Court regarding the Second Circuit’s affirmation of the district court’s approval of the settlement. For a further description of the U.S. merchant lawsuit settlement and its impact on MasterCard’s financial results, see Note 8.
     In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia under state unfair competition statutes against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. Courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have appealed several of these decisions. The plaintiffs in Minnesota have filed a revised complaint on behalf of a purported class of Minnesota consumers who made purchases with debit cards rather than on behalf of all consumers. On July 12, 2005, the court granted MasterCard’s motion to dismiss the Minnesota complaint for failure to state a claim and dismissed the complaint with prejudice. The time in which plaintiffs may appeal this decision is currently running. In addition, the courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. Both parties have appealed the Tennessee decisions. MasterCard is awaiting decisions on its motions to dismiss in the other state courts.
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
     Global Interchange Proceedings
     Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the merchant bank

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
(the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its members establish a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it. As described more fully below, MasterCard’s or its members’ MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of any of the interchange proceedings described below. Accordingly, no provision for losses has been provided in connection with them.
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
     United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004 (see below), the MIF and MSF were established by MasterCard U.K. Members Forum Limited (formerly MEPUK) (“MMF”) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. In January 2002, MasterCard, MEPUK and several MasterCard U.K. members responded to the notice. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On May 2, 2003, MasterCard and MMF responded to the supplemental notice. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the MIF infringes U.K. and European Union competition law. In February 2005, MasterCard and MMF responded to the Statement of Objections. An oral hearing was held on March 2, 2005. The OFT is expected to reach a decision later this year.
     On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard MIFs and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer. As a result, if MasterCard and MMF are unsuccessful in obtaining a favorable ruling in the current proceeding, the OFT would have to commence a new proceeding for the purpose of ordering MasterCard to change the manner in which it calculates its U.K. MIF. The OFT has informed MasterCard that, if it issues a prohibition decision in the current proceedings, it is likely to commence a new proceeding challenging MasterCard’s setting of MIFs. Because the MIF constitutes an essential element of MasterCard’s U.K. operations, negative decisions by the OFT in the current or any future proceedings could have a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, a negative decision by the OFT could lead to the filing of private actions against MasterCard by merchants seeking substantial damages. In the event of a negative decision by the OFT in the current proceeding, MasterCard and MMF intend to appeal to the Competition Appeals Tribunal and possibly to seek interim relief. Similarly, it is likely that MasterCard would appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal and would seek interim relief.
     United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit settlement agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs did not seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court. The appeal to the Ninth Circuit is currently pending.
     On October 8, 2004, a new purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint. The plaintiff filed an amended complaint on April 25, 2005. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. The Court heard oral argument on MasterCard’s motion to dismiss on July 8, 2005. On July 25, 2005, the Court issued an order granting MasterCard’s motion to dismiss and dismissed the plaintiff’s compliant with prejudice. The time in which the plaintiff can appeal this decision is currently running.
     On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorney’s fees and injunctive relief. MasterCard’s time in which to respond to the complaint is currently running. In addition, on June 28, 2005, a second class action lawsuit was filed on behalf of a purported class of merchants in the Southern District of New York against MasterCard, Visa U.S.A., Inc. and Visa International. This suit alleges that MasterCard and Visa’s interchange fees violate Section 1 of the Sherman Act. The suit also alleges that MasterCard and Visa have enacted various rules, including the no surcharge rule, which purportedly constitute unlawful restraints of trade. The suit seeks treble damages, attorney’s fees and injunctive relief. There has been a number of additional class action lawsuits on behalf of merchants filed in the Southern District of New York generally mirroring the allegations contained in the lawsuits described above. Likewise, there have been a number of complaints containing similar allegations filed in the Northern District of California, the District of Connecticut and the Eastern District of Wisconsin. MasterCard has yet to be served with the complaints in the majority of these actions, and its time in which to respond to the complaints with which it has been served is currently running.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
     At this time it is not possible to determine the outcome of these interchange-related litigations. No provisions for losses have been provided in connection with these litigations.
     Other Jurisdictions.
     In Spain, the Competition Tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems and beginning the process to revoke the exemption it had previously granted to the third such system. The interchange fees set by these three processors apply to MasterCard transactions in Spain and consequently, MasterCard has appealed this decision. In addition, the Tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. This could have a material impact on MasterCard’s business in Spain.
     MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions, including Poland, New Zealand, Portugal, Mexico, Colombia, South Africa, Hungary and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.
Note 11. Settlement and Travelers Cheque Risk Management
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
     MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank/acquirer failure, although it is not contractually obligated to do so; and Cirrus and Maestro related risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
     Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards were as follows:

	June 30 , 2005	December 31, 2004
MasterCard-branded transactions:
Gross legal settlement exposure	$13,898,001	$14,055,973
Collateral held for legal settlement exposure	(1,295,809)	(1,482,319)

Net uncollateralized settlement exposure	$12,602,192	$12,573,654

Uncollateralized settlement exposure attributable to non-compliant members	$314,806	$299,995

Cirrus and Maestro transactions:
Gross legal settlement exposure	$1,553,481	$1,294,145

     Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.
     Of the total estimated settlement exposure under the MasterCard brand, net of collateral, the U.S. generated approximately 51% and 52% at June 30, 2005 and December 31, 2004, respectively. No individual country, other than the U.S. generated more than 10% of this exposure. Of the total uncollateralized settlement exposure attributable to non-compliant members, five members represented approximately 69% and 65% at June 30, 2005 and December 31, 2004, respectively.
     MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,074,957 and $1,172,533 at June 30, 2005 and December 31, 2004, respectively.
     A significant portion of the Company’s travelers cheque credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $882,281 and $969,593 at June 30, 2005 and December 31, 2004, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $27,915 and $28,592 at June 30, 2005 and December 31, 2004, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.
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
Note 12. Foreign Exchange Risk Management
     The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:
U.S. Dollar Functional Currency

	June 30, 2005		December 31, 2004
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$61,278	$(365)	$40,981	$1,854
Commitments to sell foreign currency	40,760	(147)	20,226	(655)
Euro Functional Currency

	June 30, 2005		December 31, 2004
		Estimated		Estimated
Forward Contracts	Notional	Fair Value	Notional	Fair Value
Commitments to purchase foreign currency	$90,213	$3,423	$128,253	$(6,494)
Commitments to sell foreign currency	50,488	(780)	—	—
     The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Swiss francs, Japanese yen and Australian dollars. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,827 of net gains and $3,497 of net losses, after tax, in accumulated other comprehensive income as of June 30, 2005 and December 31, 2004, respectively, all of which is expected to be reclassified to earnings within the next six months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.
     The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at June 30, 2005 and December 31, 2004.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
Note 13. Stockholders’ Equity
     MasterCard’s capital stock is privately held by certain of the Company’s customers which are principal members of MasterCard International. Each principal member of MasterCard International also has a class A membership interest in MasterCard International, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MasterCard International, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MasterCard International. MasterCard International is the Company’s principal operating subsidiary.
     The authorized capital stock of MasterCard Incorporated at June 30, 2005 consists of 275,000 shares of class A redeemable common stock, par value $.01 per share (of which 84,000 shares are issued and outstanding); 25,000 shares of class B convertible common stock, par value $.01 per share (of which 16,000 shares are issued and outstanding); and 75,000 shares of class C common stock, par value $.01 per share (of which no shares are issued or outstanding). Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, as set forth in the certificate of incorporation of MasterCard.
     The class A and B shares were issued on June 28, 2002, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, in which MasterCard International merged with a subsidiary of MasterCard Incorporated (the “Conversion”) and the Integration Agreement pursuant to which MasterCard Incorporated acquired all of the outstanding shares of Europay International S.A. (now MasterCard Europe) (the “Integration”). In the Conversion and Integration, each principal member of MasterCard International received shares of class A redeemable common stock and class B convertible common stock of MasterCard, representing each member’s existing equity interest in the Company.
     Pursuant to the Company’s bylaws (the “bylaws”), on July 1, 2005 all of the Company’s class B convertible common stock converted to class A redeemable common stock. Thereafter, all class A redeemable common stock will be reallocated among the Company’s stockholders (the “reallocation”) based on a global proxy calculation set forth in the Company’s bylaws. The global proxy calculation is based on the stockholders’ business contribution to MasterCard Incorporated during the twelve months ended June 30, 2005. MasterCard Incorporated intends to redeem and issue shares in order to facilitate the reallocation, which is anticipated to be finalized no later than the fourth quarter of 2005. The global proxy calculation will occur annually after July 1, 2005 based on each stockholder’s business contribution to MasterCard Incorporated during the previous twelve months. Transfers of shares of common stock and assignment of the right to receive shares were not permitted until July 1, 2005. After July 1, 2005, no reallocation will occur however each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the shares determined in the most recent global proxy calculation. Stockholders may be required to purchase or sell shares of MasterCard, in accordance with procedures established by the Company, in order to satisfy these requirements.
     The bylaws also set forth that customers that became principal members of MasterCard International subsequent to January 1, 2001, would be eligible to participate in the reallocation. To permit this to occur, the Company will issue one share to principal members that qualify to participate in the reallocation as of July 1, 2005 but did not receive shares on June 28, 2002. Accordingly, MasterCard issued 348 shares to such principal members on July 1, 2005. The issuance of this common stock will be recorded at par in the three months ended September 30, 2005 by reclassifying a portion of retained earnings to common stock. All shares received by these new members, both issued and as a result of the reallocation, will be restricted for resale under applicable U.S. securities laws.
     After July 1, 2005, MasterCard Incorporated may, at its option, redeem the common stock of a stockholder that ceases to be a principal member of MasterCard International for the book value of the shares, based on MasterCard’s financial statements most recently filed with the Securities and Exchange Commission. If MasterCard Incorporated does not redeem the stockholder’s shares, a stockholder ceasing to be a member of MasterCard International after July 1, 2005 will be required to offer the unredeemed shares to the other stockholders of MasterCard in accordance with procedures to be established by the Company.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
(In thousands, except per share and percent data)
Note 14. Acquisition of MasterCard Europe
     On June 28, 2002, MasterCard Incorporated issued 23,760 shares of its common stock to the shareholders of Europay International (“EPI”), now MasterCard Europe, and MasterCard Europay U.K. Limited (“MEPUK”), in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation as of July 1, 2005, as described in Note 13 herein.
     Each shareholder of EPI (other than MasterCard International and MEPUK) entered into a separate share exchange agreement pursuant to which it exchanged its EPI shares for shares of class A redeemable and class B convertible common stock of MasterCard Incorporated. The shareholders of MEPUK entered into an agreement pursuant to which they exchanged their MEPUK shares for class A redeemable and class B convertible common stock of MasterCard Incorporated. As a result, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. MEPUK’s sole asset was shares of EPI (now MasterCard Europe). In addition, class B convertible common stock automatically converted into class A redeemable common stock on July 1, 2005.
     In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK. Since former EPI and MEPUK shareholders will retain or receive additional shares without remitting any additional consideration, any conditional shares retained or received by them will constitute a part of the purchase price. Any conditional shares issued will be valued based upon the estimated fair value of the stock of MasterCard Incorporated as of July 1, 2005 and will result in an increase to the purchase price for EPI, the amount of goodwill and additional paid-in capital initially recorded. The Company began the process of determining the reallocation of the shares among its stockholders as of July 1, 2005. The reallocation of the shares and the determination of the amount of EPI conditional shares, if any, to be issued to the former shareholders of EPI and MEPUK are anticipated to be finalized no later than the fourth quarter of 2005. Based on preliminary estimates of the performance of the Company’s shareholders and other pertinent data utilized in the reallocation formula, the Company anticipates the purchase price for EPI and accordingly the amount of goodwill recorded will increase. Subsequent to the determination of the incremental purchase price, the total amount of goodwill relating to the acquisition of MasterCard Europe will be tested for impairment.

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
Overview
     The strength of our business is evident from our financial results for the three and six months ended June 30, 2005. Revenue growth was 19% and 15% in the three and six months ended June 30, 2005, respectively, from the comparable periods in 2004. In addition to strong revenue growth, there were modest 6% increases in operating expenses in each of the three and six months ended June 30, 2005 versus the same periods in the prior year, resulting in net income increases of 82% and 54%, respectively. The impact of favorable foreign currency fluctuation of the dollar against the euro contributed 1% in each period to the increases in revenues and expenses.
     Our liquidity and capital position is also strong. We have $1.2 billion in cash, cash equivalents and available-for-sale securities, and $1.1 billion in stockholders’ equity as of June 30, 2005.
     Revenue growth can be attributed to higher gross dollar volume (“GDV”), more transactions being processed and certain pricing changes which went into effect in the three months ended June 30, 2005. Our revenue growth in 2005 is moderated by pricing arrangements and business agreements for rebates and incentives with certain large customers and merchants. The number of agreements and amount of support provided to our customers has been increasing due to enhanced competition in the global payments industry and continued consolidation and globalization of key customers and merchants. Rebates and incentives are generally based on GDV or other performance hurdles such as card issuance. Rebates and incentives were 17% and 18% of our gross revenues in the three and six months ended June 30, 2005, respectively.
     We have begun to implement strategic initiatives by hiring additional resources and developing sales personnel to enhance our relationships with our customers and the merchants that accept the cards carrying our brands. We will seek to leverage our expertise in payment programs, brand marketing, technology, processing and consulting services to expand the value-added services we provide our customers. We expect our efforts will continue to drive our business growth; strengthen our brands, technology and acceptance network; and differentiate MasterCard from our competition by developing innovative payment solutions and customized services. In addition, we intend to address proactively the legal, regulatory and other industry risks that impact our business. We believe our resources are sufficient to fund our initiatives in 2005 and beyond.

Results of Operations

			Percent			Percent
	Three Months		Increase	Six Months		Increase
	Ended June 30,		(Decrease)	Ended June 30,		(Decrease)
			2005 vs.			2005 vs.
	2005	2004	2004	2005	2004	2004
	(In millions, except per share and GDV amounts)
Operations fees	$489	$397	23%	$901	$769	17%
Assessments	283	250	13	529	473	12

Revenue	772	647	19	1,430	1,242	15
General and administrative	319	285	12	626	562	11
Advertising and market development	232	229	1	403	396	2
U.S. merchant lawsuit and other legal settlements	—	4	—	—	4	—
Depreciation and amortization	29	31	(6)	57	63	(10)

Total operating expenses	580	549	6	1,086	1,025	6

Operating income	192	98	96	344	217	59
Total other income (expense)	(5)	(8)	38	(12)	(13)	8

Income before income tax expense	187	90	107	332	204	63
Income tax expense	67	24	179	118	65	82

Net income	$120	$66	82	$214	$139	54

Net income per share (basic and diluted)	$1.20	$.66	82	$2.14	$1.39	54
Weighted average shares outstanding (basic and diluted)	100	100	—	100	100	—
Effective income tax rate	35.8%	27.1%		35.6%	31.7%
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$408	$354	15	$791	$691	14
Processed transactions	3,462	3,034	14	6,574	5,829	13
Impact of Foreign Currency Rates
     Our operations are impacted by changes in foreign currency exchange rates. Quarterly assessment fees are calculated based on local currency volume which is converted to U.S. dollar volume using average exchange rates for the quarter. In three and six months ended June 30, 2005, GDV increased 15% and 14%, respectively, on a U.S. dollar converted basis, which exceeded local currency GDV growth of 12% in each of these periods compared to the same periods in the prior year. Accordingly, a portion of the increases in assessment revenue for these periods is attributable to the devaluation of the U.S. dollar. In addition, consumer behavior, particularly international transactions, may vary with changes in foreign currency exchange rates.

     We are especially impacted by the movements of the euro to the U.S. dollar since MasterCard Europe’s functional currency is the euro. The devaluation of the U.S. dollar against the euro and the impact of the translation of MasterCard Europe’s operating results into U.S. dollars are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Euro to U.S. dollar average exchange rate	$1.26	$1.20	$1.28	$1.22
Devaluation of U.S. dollar to euro	5%		5%

Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	1%		1%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	1%		1%
Revenues
     Our revenues are generated from the fees that we charge our customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. Certain revenues are estimated based upon aggregate transaction information and projected customer performance. A component of our revenue growth in the three and six months ended June 30, 2005 was the result of implementing new fees and the changes to existing fees charged to our customers during the three months ended June 30, 2005.
     We believe revenue growth was positively impacted by the worldwide trend in which payments are migrating from paper-based forms to electronic forms such as payment cards. This trend has helped drive our volume and revenue growth for a number of years. However, this growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of revenue in the same period as performance has occurred.
     We establish standards and procedures for the acceptance and settlement of our customer’s transactions on a global basis. Our revenues are based upon transactional information accumulated by our systems or reported by our customers, who may choose to engage third parties for transaction processing. Our customers are responsible to ensure these third parties comply with our standards. We do not issue cards, set fees, or determine the interest rates consumers will be charged on cards carrying our brands. Our issuing customers have the responsibility for determining these and most other competitive card features.
     The U.S. remains our largest geographic market representing 54% and 59% of total revenues in the three months ended June 30, 2005 and 2004, respectively, and 55% and 58% of total revenues in the six months ended June 30, 2005 and 2004, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in all periods.

Operations Fees
     Operations fees primarily represent user fees for authorization, clearing, settlement and other payment services that facilitate transaction and information management among our customers on a global basis. Operations fees increased $92 million or 23% and $132 million or 17% in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The significant changes in operations fees were as follows:

	Change in Revenue
	Increase (Decrease)
	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2005 vs. 2004	2005 vs. 2004
	(In millions)
Authorization, settlement and switch	$39	$60
Acceptance development fees	23	32
Currency conversion	13	22
Consulting fees and research subscriptions	7	13
Connectivity	8	8
Other operations fees	8	19

Gross operations fees change	98	154
Increase in rebates	(6)	(22)

Net change in operations fees	$92	$132

•	Authorization, settlement and switch revenues increased $39 million, or 18% and $60 million or 14% in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These revenues are driven by the number of transactions processed through our systems, which increased 14% and 13% in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. In addition, these revenues increased due to the pricing of a component of these revenues being restructured during 2005.

•	Acceptance development fees assessed to members have increased to support our focus on developing merchant relationships and promote acceptance at the point of sale. New fees were implemented and the pricing on existing fees was increased during 2005.

•	Currency conversion revenues increased $13 million, or 19%, and $22 million, or 17%, in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These revenues fluctuate with the level of cross-border transactions and our customers’ need for transactions to be converted into their base currency.

•	Consulting fees and research subscriptions are primarily generated by MasterCard Advisors, our advisory services group. Consulting fees have increased due to new engagements with our customers. Additionally, in the first quarter of 2004, MasterCard acquired a consulting firm and revenues from this firm were greater in the three and six months ended June 30, 2005 compared to the same periods in 2004.

•	Our connectivity fee structure changed in the three months ended June 30, 2005 to be based on the volume of information being transmitted through MasterCard systems and the number of connections. Previously, connectivity fees were solely based on the number of connections. This change resulted in incremental revenue.

•	Other operations fees represent various revenue streams including system services, fees for non-compliance with MasterCard’s standards, manuals and publications. The change in any individual component of this revenue category is not considered material.

•	Rebates are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, renewals of existing agreements, ongoing consolidation of our customers and competition. Rebates as a percentage of gross operations fees were 7% in each of the three months ended June 30, 2005 and 2004 and 8% and 7% in the six months ended June 30, 2005 and 2004, respectively.
Assessments
     Assessments are revenues that are calculated based on our customers’ GDV. GDV represents gross usage (purchases and cash disbursements) on cards carrying our brands for goods and services including balance transfers and convenience checks. In the three and six months ended June 30, 2005, assessments revenue grew $33 million, or 13% and $56 million or 12%, respectively, versus the comparable periods in 2004. In three and six months ended June 30, 2005, GDV increased 15% and 14%, respectively, on a U.S. dollar converted basis, which exceeded local currency GDV growth of 12% in each of these periods compared to the same periods in the prior year.
     Specific countries in Europe and Latin America have separate marketing assessment fees based on volume. These fees are used by MasterCard to expand new and existing market development programs to promote the MasterCard brand in these countries. In addition to the increase in GDV, assessments were greater due to new or higher regional marketing assessment fees.
     Rebates and incentives provided to customers and merchants increased $40 million and $78 million in the three and six months ended June 30, 2005 versus the comparable periods in 2004. These rebates and incentives reduce revenue, moderate assessments revenue growth and are generally based on GDV, as well as a fixed component for the issuance of new cards or the launch of new programs. Rebates and incentives as a percentage of gross assessments were 31% and 26% in each of the three and six months ended June 30, 2005 and 2004, respectively. We entered into pricing arrangements with certain large customers and merchants in 2004 that we expect will moderate net revenue growth in 2005 and subsequent years.
Operating Expenses
     Our operating expenses are comprised of general and administrative, advertising and market development, and depreciation and amortization expenses. Operating expenses as a percentage of net revenues declined to 75% from 85% in the three months ended June 30, 2005 and to 76% from 83% in the six months ended June 30, 2005, in each case from the comparable period in 2004.
General and Administrative
     General and administrative expenses consist primarily of personnel, professional fees, telecommunications and travel. In the three and six months ended June 30, 2005 and 2004, general and administrative expenses as a percentage of net revenues were approximately 41% and 44%, respectively, compared to 44% and 45%, respectively, in the same periods in 2004. The major components of changes in general and administrative expenses are as follows:

	Change
	Increase (Decrease)
	Three months ended	Six months ended
	June 30,	June 30,
	2005 vs. 2004	2005 vs. 2004
	(In millions)
Personnel	$30	$48
Professional fees	1	9
Telecommunications	—	(3)
Travel	4	9
Other	(1)	1

General and administrative expense change	$34	$64

•	Personnel expense increased in 2005 primarily due to additional headcount to support our strategic initiatives and the acquisition of the two consulting firms in the first and second quarters of 2004. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required.

•	Professional fees increased in the three and six months ended June 30, 2005 primarily due to legal fees and consulting services being utilized primarily to develop and implement our strategic initiatives.

•	Telecommunications expense in the six months ended June 30, 2005 decreased as a result of our ongoing evaluation of telecommunication needs, including renegotiation of certain contracts with service providers.

•	Travel expenses are incurred primarily for travel to customer and regional meetings. More travel in the three and six months ended June 30, 2005 than in the comparable period in 2004 was necessary to maintain and enhance our relationships with customers and merchants.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses. During the three and six months ended June 30, 2005, foreign exchange gains of $4 million and $3 million, respectively, offset increases in other general and administrative expenses.
Advertising and Market Development
     Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses increased $3 million or 1% and $7 million or 2% in the three and six months ended June 30, 2005, respectively. In the three and six months ended June 30, 2005, advertising and market development expenses as a percentage of net revenues were approximately 30% and 28%, respectively, of total revenues compared to 35% and 32%, respectively, in the same periods in 2004.
     Our brands, principally MasterCard, are valuable strategic assets which convey symbols that can be readily identified by our customers, as well as their cardholders, creating value for our business. Our advertising and marketing efforts are focused on ensuring that our services are identified, communicated and marketed in a clear, efficient and consistent manner, not only on a local level, but also on a global scale. We are committed to maintaining and enhancing our MasterCard brand reputation and image. Our “Priceless” campaign has run in 105 countries and 48 languages and we continue to invest significantly in this campaign. In addition, we undertake programs from time to time to focus our marketing efforts in order to build brand recognition, to promote brand acceptance and enhance the development of our programs and services in certain markets. MasterCard also has corporate sponsorships and conducts promotions to generate usage of cards carrying our brands. Our sponsorships include the World Cup, UEFA Champions League, certain National Football League teams, Major League Baseball, the Professional Golf Association and Universal Studios.
Depreciation and Amortization
     Depreciation and amortization expenses decreased $2 million and $6 million in the three and six months ending June 30, 2005, respectively, versus the comparable period in 2004. This decrease was primarily related to the maturity of certain capital leases and certain assets becoming fully depreciated.
Income Taxes
     The effective tax rate for the three and six months ended June 30, 2005 was 35.8% and 35.6%, respectively, compared to 27.1% and 31.7% for the three and six months ended June 30, 2004, respectively. The rate in 2004 was lower than 2005 primarily due to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and revaluation of the Company’s deferred state tax assets due to a higher effective state tax rate.
Liquidity
     At June 30, 2005 and December 31, 2004, we had $1.2 billion and $1.1 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We believe our ability to generate cash to reinvest in our business is one of our fundamental financial strengths. We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures, future acquisitions, to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2005 and thereafter. In addition, we believe that our resources are sufficient to fund our initiatives to accelerate our profitable growth and to enhance the global position of MasterCard in 2005 and beyond. However, our liquidity could be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See “Legal, Regulatory and Other Industry Risks.”

	Six Months		Dollar Change
	Ended June 30,		Increase
	2005	2004	2005 vs. 2004
	(in millions)
Cash flow data:
Net cash provided by operating activities	$197	$145	$52
Net cash provided by (used in) investing activities	13	(76)	89

	June 30, 2005	December 31, 2004
	(in millions, except ratio)
Balance sheet data:
Current assets	$2,039	$1,903
Current liabilities	1,222	1,301
Long-term liabilities	993	984
Stockholders’ equity	1,129	975
Working capital ratio	1.67	1.46
     Net cash provided by operating activities in the six months ended June 30, 2005 and 2004 was $197 million and $145 million, respectively. The increase in cash from operations was principally due to the increase in net income offset by an increase in accounts receivable in 2005 as compared to 2004, as well as the timing of payment of accounts payable versus the prior period. We believe that the liabilities related to the U.S. merchant lawsuit settlement and other legal settlements discussed in Note 8 to the Consolidated

Financial Statements herein will be funded through existing cash and cash equivalents, investments and cash generated from operations. The source of cash from investing activities in the six months ended June 30, 2005 was primarily due to the sale or maturity of available-for-sale securities compared to the same period last year. In addition, in the six months ended June 30, 2004, the acquisition of businesses was a use of cash from investing activities.
     In addition to our liquid investments, on June 17, 2005, the Company entered into a committed unsecured $2.25 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on June 16, 2006, replaced MasterCard Incorporated’s prior $1.95 billion credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment. MasterCard was in compliance with the Credit Facility covenants as of June 30, 2005. There were no borrowings under the Credit Facility at June 30, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.
Legal, Regulatory and Other Risks
     Our business has many risks, most significantly the legal and regulatory environment in which we operate. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 — Business. In addition, the following risks, among others, can also have a material impact on our results of operations or financial condition:
•	Legal and Regulatory Proceedings — MasterCard is a party to several legal and regulatory proceedings, as discussed in Note 10 to the Consolidated Financial Statements herein, which could have a material adverse impact on our business. In addition, we have been named in a lawsuit and may be subject to lawsuits in connection with data security breaches involving payment cards carrying our brands. Privacy and data use and security are also issues of interest to regulators and legislators. Future legal and regulatory proceedings or legislation related to breaches of cardholder data could negatively impact our results of operations. These risks have increased in recent years, although we are proactively seeking to address them.
•	Competition and Consolidation of Our Customers — We are, and will continue to be, significantly dependent on our relationships with our issuers, acquirers and merchants. Most of our relationships with our customers are not exclusive and may be terminated at the convenience of our customers. In addition, the consolidation and globalization of our customers has provided more intense competition and greater demand for rebates, incentives and reduced pricing for our services. The consolidation or merger of one or more of our customers with financial institutions aligned with our competitors could have a material adverse impact on our revenues.
•	Economic — Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak, and the September 11, 2001 terrorist attack. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Future Obligations
     The following table summarizes, as of June 30, 2005, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
		Remaining	2006 and	2008 and
	Total	of 2005	2007	2009	Thereafter
	(In millions)
Capital leases (a)	$60	$5	$9	$4	$42
Operating leases (b)	109	23	55	29	2
Sponsorship, licensing & other (c)	546	199	275	65	7
U.S. merchant lawsuit and other legal settlements (d)	814	114	200	200	300
Debt (e)	248	3	11	234	—

Total	$1,777	$344	$550	$532	$351

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include purchase obligations. Obligations which result from performance based agreements with our members and merchants have been excluded from the table due to their contingent nature.

(d)	Amounts due in accordance with legal settlements entered into during 2003 and 2004, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at June 30, 2005 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our customers failed to settle and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2005 as compared to December 31, 2004.
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
Changes in Internal Control over Financial Reporting
     In connection with the evaluation by the Company’s President and Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

[PRICEWATERHOUSECOOPERS LETTERHEAD]
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of MasterCard Incorporated:
We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of June 30, 2005, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three- and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for each of the six-month periods ended June 30, 2005 and 2004 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
PricewaterhouseCoopers LLP
New York, New York
August 4, 2005

MASTERCARD INCORPORATED
FORM 10-Q
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to Notes 8 and 10 to the Consolidated Financial Statements included herein.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of MasterCard Incorporated was held on May 9, 2005. A total of 75,057,002 shares of common stock were represented by proxy at the meeting. The items on the agenda for the annual meeting were the election of directors, approval of the MasterCard International Incorporated Senior Executive Annual Incentive Compensation Plan and approval of the MasterCard International Incorporated Senior Executive Incentive Plan.
     Proposal 1 – Election of Directors
     The names of the nominees elected as directors and the number of votes for or withheld for each nominee is listed below:

Director	For	Withheld

William F. Aldinger	67,401,002	2,921,476
Silvio Barzi	70,311,884	10,594
Donald L. Boudreau	70,158,450	164,028
Augusto M. Escalante	70,158,450	164,028
Richard D. Fairbank	70,169,176	153,302
Baldomero Falcones Jaquotot	70,158,450	164,028
Bernd M. Fieseler	70,169,176	153,302
Iwao Iijima	70,158,450	164,028
Michel Lucas	70,158,450	164,028
Norman C. McLuskie	69,979,867	342,611
Siddharth N. Mehta	70,158,450	164,028
Robert W. Pearce	70,158,450	164,028
Michael T. Pratt	70,158,450	164,028
Robert W. Selander	70,172,957	149,521
Dato’ Tan Teong Hean	70,158,450	164,028
Jac Verhaegen	70,158,450	164,028
Lance L. Weaver	70,158,450	164,028
Robert B. Willumstad	70,169,176	153,302

There were no abstentions or broker non-votes.
Proposal 2 — Approval of the MasterCard International Incorporated Senior Executive Annual Incentive Compensation Plan.
Proposal 2 received 71,254,760 votes “for,” 426,152 votes “against” and 3,376,090 abstentions and was adopted by the stockholders. There were no broker non-votes.
Proposal 3 – Approval of the MasterCard International Incorporated Senior Executive Incentive Plan.
Proposal 3 received 68,660,078 votes “for,” 3,008,866 votes “against” and 3,388,058 abstentions and was adopted by the stockholders. There were no broker non-votes.
Item 6. Exhibits
     Refer to the Exhibit Index included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2005	MASTERCARD INCORPORATED

(Registrant)

Date: August 4, 2005	By:	/s/ ROBERT W. SELANDER

Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2005	By:	/s/ CHRIS A. MCWILTON

Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2005	By:	/s/ TARA MAGUIRE

Tara Maguire
Assistant Controller
(Acting Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2002 and filed July 12, 2002 (No. 333-67544)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

10.1	$2,250,000,000 Credit Agreement, dated as of June 17, 2005, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank, N.A. , as co-administrative agent, JPMorgan Chase Bank, N.A., as co-administrative agent, and J.P. Morgan Securities, Inc., as co-arranger.

10.2	MasterCard International Incorporated Senior Executive Annual Incentive Compensation Plan, effective January 1, 2005.

10.3	MasterCard International Incorporated Senior Executive Incentive Plan, effective January 1, 2005.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.