Form 10-Q
period 2005-09-30
MASTERCARD INC
filed 2005-11-03
CIK 1141391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Class A redeemable common stock, par value $.01 per share	100,000,348

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$530,988	$328,996
Investment securities, at fair value:
Trading	22,905	27,407
Available-for-sale	837,665	781,486
Accounts receivable	368,594	293,292
Settlement due from members	186,624	223,738
Restricted security deposits held for members	110,875	87,300
Prepaid expenses	142,777	124,595
Other current assets	51,145	35,982

Total Current Assets	2,251,573	1,902,796
Property, plant and equipment, at cost (less accumulated depreciation of $355,731 and $329,877)	227,879	242,358
Deferred income taxes	274,733	235,023
Goodwill	201,334	217,654
Other intangible assets (less accumulated amortization of $258,575 and $227,738)	285,077	328,984
Municipal bonds held-to-maturity	194,403	195,295
Prepaid expenses	186,105	96,695
Other assets	49,258	45,865

Total Assets	$3,670,362	$3,264,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$182,207	$187,035
Settlement due to members	154,096	186,858
Restricted security deposits held for members	110,875	87,300
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 12 and 14)	162,410	129,047
Accrued expenses	759,957	648,019
Other current liabilities	61,250	63,103

Total Current Liabilities	1,430,795	1,301,362
Deferred income taxes	62,845	73,227
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 12 and 14)	503,470	468,547
Long-term debt	229,460	229,569
Other liabilities	203,747	212,393

Total Liabilities	2,430,317	2,285,098
Commitments and Contingencies (Notes 11 and 14)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, 100,000,348 and 84,000,000 shares, respectively, issued and outstanding	1,000	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, no shares and 16,000,000 shares, respectively, issued and outstanding	—	160
Additional paid-in capital	973,619	967,368
Retained earnings (accumulated deficit)	198,423	(121,204)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	62,911	127,481
Net unrealized (loss) gain on investment securities available-for-sale	(1,299)	3,804
Net unrealized gain (loss) on derivatives accounted for as hedges	771	(3,497)

Total accumulated other comprehensive income, net of tax	62,383	127,788

Total Stockholders’ Equity	1,235,425	974,952

Total Liabilities and Stockholders’ Equity	$3,670,362	$3,264,670

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues, net	$791,605	$667,841	$2,221,710	$1,909,426
Operating Expenses
General and administrative	350,064	284,923	975,867	846,417
Advertising and market development	219,190	190,078	622,447	586,398
U.S. merchant lawsuit and other legal settlements (Notes 12 and 14)	48,188	14,112	48,188	18,008
Depreciation	11,172	12,379	35,363	38,816
Amortization	15,098	16,798	48,003	53,303

Total operating expenses	643,712	518,290	1,729,868	1,542,942

Operating income	147,893	149,551	491,842	366,484

Other Income (Expense)
Investment income, net	16,084	11,205	39,612	32,814
Interest expense	(17,573)	(17,792)	(51,906)	(52,205)
Minority interest in (earnings) losses of subsidiaries	(8)	54	(84)	71
Other income (expense), net	17,561	(2,303)	16,082	(2,494)

Total other income (expense)	16,064	(8,836)	3,704	(21,814)

Income before income taxes	163,957	140,715	495,546	344,670
Income tax expense	57,872	43,200	175,919	107,880

Net Income	$106,085	$97,515	$319,627	$236,790

Net Income per Share (Basic and Diluted)	$1.06	$.98	$3.20	$2.37

Weighted average shares outstanding (Basic and Diluted)	100,000	100,000	100,000	100,000

Pro forma Net Income per Share (Basic and Diluted) assuming reclassification of shares prior to initial public offering (Note 2)	$.79	$.72	$2.37	$1.75

Pro forma weighted average shares outstanding (Basic and Diluted) assuming reclassification of shares prior to initial public offering (Note 2)	135,000	135,000	135,000	135,000

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$319,627	$236,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,363	38,816
Amortization	48,003	53,303
Deferred income taxes	(55,162)	(3,940)
Other	8,261	5,550
Changes in operating assets and liabilities:
Trading securities	4,502	4,836
Accounts receivable	(84,937)	(21,755)
Settlement due from members	14,561	7,598
Prepaid expenses and other current assets	(22,209)	(24,481)
Prepaid expenses, non-current	(92,229)	(7,260)
Accounts payable	735	(33,682)
Settlement due to members	(13,739)	(23,706)
Legal settlement accruals, including accretion of imputed interest	68,286	16,295
Accrued expenses	125,226	33,325
Net change in other assets and liabilities	(7,861)	12,367

Net cash provided by operating activities	348,427	294,056

Investing Activities
Purchases of property, plant and equipment	(27,604)	(13,351)
Capitalized software	(29,860)	(33,223)
Purchases of investment securities available-for-sale	(2,172,562)	(1,339,241)
Proceeds from sales and maturities of investment securities available-for-sale	2,102,454	1,180,843
Acquisition of businesses, net of cash acquired	—	(29,861)
Other investing activities	861	(4,426)

Net cash used in investing activities	(126,711)	(239,259)

Financing Activities
Bank overdraft	—	7,642

Net cash provided by financing activities	—	7,642

Effect of exchange rate changes on cash and cash equivalents	(19,724)	(956)

Net increase in cash and cash equivalents	201,992	61,483
Cash and cash equivalents — beginning of period	328,996	248,119

Cash and cash equivalents — end of period	$530,988	$309,602

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Shares		Additional Paid-in Capital
				Class A	Class B
	(In thousands)
Balance at January 1, 2005	$974,952	$(121,204)	$127,788	$840	$160	$967,368
Net income	319,627	319,627	—	—	—	—
Purchase price adjustment for the acquisition of MasterCard Europe (Note 18)	6,251	—	—	—	—	6,251
Conversion of shares	—	—	—	160	(160)	—
Other comprehensive loss, net of tax	(65,405)	—	(65,405)	—	—	—

Balance at September 30, 2005	$1,235,425	$198,423	$62,383	$1,000	$—	$973,619

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$106,085	$97,515	$319,627	$236,790
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,870)	3,697	(64,570)	(6,909)
Net unrealized gain (loss) on investment securities available-for-sale	(2,513)	3,757	(5,103)	(4,260)
Net unrealized gain (loss) on derivatives accounted for as hedges	(1,056)	239	4,268	1,794

Other comprehensive income (loss), net of tax	(5,439)	7,693	(65,405)	(9,375)

Comprehensive Income	$100,646	$105,208	$254,222	$227,415

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

Organization — MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, debit, electronic cash and automated teller machine payment programs, and travelers cheque programs.

The common stock of MasterCard Incorporated is privately owned by certain customers of the Company. As more fully described in Note 2, MasterCard is pursuing a new ownership and governance structure, which will involve a new class of the Company’s stock being traded on a public exchange. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.

Consolidation and basis of presentation — The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it is not an operating entity and has no employees. Intercompany transactions and balances are eliminated in consolidation. Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company. The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2005 classifications.

The balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements as of December 31, 2004. The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 are unaudited, and in the opinion of management include normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Proposed New Governance

MasterCard is pursuing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of independent directors, the establishment of a charitable foundation and the transition to being a publicly traded company.

Under the proposed ownership and governance structure, MasterCard’s current stockholders are expected to retain a 41% equity interest in the company through ownership of a new non-voting class B common stock. In addition, existing stockholders are expected to receive a new class M common stock that will have no economic rights but will provide them with certain rights, including the right to approve specified significant corporate actions and entitle them to elect up to three of MasterCard’s directors (but not more than one quarter of all directors) and are otherwise non-voting.

MasterCard also intends to issue shares of a new voting class A common stock to public investors through an initial public offering. Upon successful completion of the offering, these public investors are expected to hold shares

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

representing an expected 49% of the Company’s equity and 83% of its general voting power. Additional shares of new class A common stock, representing approximately 10% of the Company’s equity and 17% of its voting rights, are expected to be issued as a donation to The MasterCard Foundation, a charitable foundation to be incorporated in Canada.

MasterCard intends to use the majority of the net proceeds from the proposed initial public offering to redeem shares of the new class B common stock from its existing financial institution stockholders. Approximately $650,000 of the net proceeds will be retained by the Company to increase its capital, expand its role in targeted geographies and higher growth segments of the global payments industry, defend itself against legal and regulatory challenges and for other general corporate purposes. The value of the shares of class A common stock donated to The MasterCard Foundation will be determined based on the initial public offering price per share of class A common stock in the offering less a marketability discount.

Prior to the initial public offering, the Company will reclassify all of the Company’s 100,000 outstanding shares of existing class A redeemable common stock so that the Company’s existing stockholders will receive 1.35 shares of the Company’s new class B common stock for each share of class A redeemable common stock that they hold and a single share of the new class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the common stock reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements.

Implementation of the new ownership and governance structure is subject to various approvals, including stockholder approval and the requisite regulatory filings. MasterCard intends to hold a special meeting of stockholders on November 28, 2005 to seek approval for these changes.

Note 3. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures:

	Nine Months Ended September 30,
	2005	2004
Cash paid for income taxes	$14,058	$35,532
Cash paid for interest	14,233	14,063
Non-cash investing activities:
Purchase price adjustment for the acquisition of MasterCard Europe (Note 18)	$6,251	$—

Note 4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2005	December 31, 2004
Customer and merchant incentives	$222,868	$133,842
Advertising	37,689	17,666
Pension	24,085	10,500
Other	44,240	59,282

Total prepaid expenses	328,882	221,290
Prepaid expenses, current	(142,777)	(124,595)

Prepaid expenses, long-term	$186,105	$96,695

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 5. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

Balance as of December 31, 2004	$217,654
Purchase price adjustment for the acquisition of MasterCard Europe (Note 18)	6,251
Other	(467)
Foreign currency translation	(22,104)

Balance as of September 30, 2005	$201,334

Note 6. Other Intangible Assets

The following table sets forth net intangible assets:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$338,484	$(237,184)	$101,300	$327,733	$(207,371)	$120,362
Trademarks and tradenames	22,397	(17,038)	5,359	24,061	(17,728)	6,333
Other	6,442	(4,353)	2,089	6,442	(2,639)	3,803

Total	367,323	(258,575)	108,748	358,236	(227,738)	130,498
Unamortized intangible assets:
Customer relationships	176,329	—	176,329	198,486	—	198,486

Total	$543,652	$(258,575)	$285,077	$556,722	$(227,738)	$328,984

A portion of the Company’s intangible assets are denominated in foreign currencies. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. For example, the change in the value of the euro relative to the U.S. dollar resulted in a decrease of $22,157 from December 31, 2004 to September 30, 2005 in the unamortized customer relationships relating to the acquisition of MasterCard Europe.

Amortization expense on the assets above was $15,098 and $16,798 for the three months ended September 30, 2005 and 2004, respectively, and $48,003 and $53,303 for the nine months ended September 30, 2005 and 2004, respectively. Impairment charges of $271 and $425 for the three months ended September 30, 2005 and 2004, respectively, and $1,619 and $892 for the nine months ended September 30, 2005 and 2004, respectively, were recorded primarily in connection with management’s decision to discontinue the use of various technologies with associated capitalized software balances. The following table sets forth the estimated future amortization expense of amortizable intangible assets existing as of September 30, 2005 for the periods ending:

Remainder of 2005	$14,764
December 31, 2006	48,747
December 31, 2007	30,829
December 31, 2008	11,002
December 31, 2009 and thereafter	3,406

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 7. Pension Plans and Other Benefits

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$4,579	$4,038	$13,738	$12,114
Interest cost	2,584	2,449	7,752	7,347
Expected return on plan assets	(3,192)	(2,580)	(9,576)	(7,740)
Amortization of prior service cost	(63)	(79)	(190)	(237)
Recognized actuarial loss	332	318	997	954

Net periodic pension cost	$4,240	$4,146	$12,721	$12,438

The funded status of the qualified plan exceeds minimum funding requirements. In December 2004, the Company committed to make voluntary contributions of $40,000 to its qualified plan before September 15, 2005. The Company met this commitment, contributing $15,000 in December 2004 and the remaining $25,000 by September 2005.

The Company’s Executive Incentive Plan (“EIP”) and the Senior Executive Incentive Plan (“SEIP”) (together the “EIP Plans”) are performance unit plans, in which participants receive grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of the units under the EIP Plans is calculated based on the Company’s performance over a three-year period. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service.

The performance units vest over three and five year periods. Upon termination of employment, excluding retirement, all unvested performance units shall be forfeited. However, when a participant terminates employment due to retirement, all of the participant’s performance units immediately vest provided that the participant has at least six months of service in the performance period. Eligible retirement is dependent upon age and years of service as follows: age 55 with ten years of service, age 60 with 5 years of service and age 65 with 2 years of service.

In September 2005, MasterCard adjusted its method of recognizing the cost of the EIP Plans to an approach which requires that the cost be recognized over the shorter of the vesting periods stated in the EIP Plans or the date the individual employee becomes eligible to retire. In the event the employee is eligible for retirement on the date the award is made or becomes so within six months of the award date, the cost is recognized over six months. Previously the Company recognized the expense for the EIP Plans using an approach where expense was recognized over the stated vesting periods and in the event an employee actually retired, any unrecognized cost was immediately accelerated. The Company believes this new methodology more appropriately reflects that once reaching retirement eligibility, an employee is not required to provide additional services beyond six months of service in the performance period to vest in the award.

Since the impact to prior quarterly and annual financial statements was not material, the Company recorded a catch-up adjustment of $19,063 ($12,146 after-tax) for the three months ended September 30, 2005 to reflect the change in methodology. This adjustment is included in accrued expenses and general and administrative expenses. The Company’s liability related to the EIP Plans at September 30, 2005 and December 31, 2004 was $92,975 and $78,228, respectively, and the expense was $34,998 and $10,033 for the three months ended September 30, 2005 and 2004, respectively, and $56,541 and $29,167 for the nine months ended September 30, 2005 and 2004, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 8. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees and funds its postretirement benefits as payments are required through cash flows from operations. Net periodic postretirement benefit cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$797	$774	$2,391	$2,322
Interest cost	858	741	2,573	2,223
Amortization of prior service cost	17	17	51	51
Amortization of transition obligation	145	145	435	435
Recognized actuarial loss	65	—	195	—

Net periodic postretirement benefit cost	$1,882	$1,677	$5,645	$5,031

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Customer and merchant incentives	$198,343	$173,492
Personnel costs	206,325	190,114
Taxes	177,715	63,940
Advertising	103,209	136,107
Other	74,365	84,366

	$759,957	$648,019

Note 10. Credit Facility

On June 17, 2005, the Company entered into a committed unsecured $2,250,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on June 16, 2006, replaced MasterCard Incorporated’s prior $1,950,000 credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard has agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment, or approximately $1,575 annually. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2005. There were no borrowings under the Credit Facility at September 30, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Upon completion of the planned public offering, as described in Note 2, Standard & Poor’s Ratings Services (S&P) has announced that it expects to lower MasterCard’s counterparty credit ratings from A-/A-2 to BBB+/A-2 and MasterCard’s subordinated debt rating from BBB+ to BBB, both with stable outlook. Until such time, the existing ratings will remain on credit watch with negative implications. Once the lower ratings are in effect, the facility fee for our Credit Facility will increase to 8 basis points on the total commitment, or approximately $1,800 annually, and interest on borrowings thereunder will increase to LIBOR plus 37 basis points (or 47 basis points if aggregate borrowings exceed 33% of the commitments) or an alternate base rate.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 11. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at September 30, 2005 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2005	$184,993	$1,436	$9,959	$173,598
2006	240,816	4,647	32,285	203,884
2007	160,062	4,109	26,748	129,205
2008	103,693	2,324	18,419	82,950
2009	46,744	1,873	11,421	33,450
Thereafter	52,845	43,961	1,740	7,144

Total	$789,153	$58,350	$100,572	$630,231

The table above excludes obligations from performance based agreements with our customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $15,262 and a net present value of minimum lease payments of $43,088. At September 30, 2005, $23,146 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,681 and $7,537 for the three months ended September 30, 2005 and 2004, respectively, and $23,270 and $23,454 for the nine months ended September 30, 2005 and 2004, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,237 and $2,150 for the three months ended September 30, 2005 and 2004, respectively, and $6,363 and $7,416 for the nine months ended September 30, 2005 and 2004, respectively.

MasterCard licenses certain software to its customers. The license agreements contain guarantees under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the terms of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company has historically experienced no intellectual property rights claims relating to the software it licenses to its customers and therefore management believes the probability of future claims is negligible. In addition, the Company does not generate significant revenues from software licenses. However, if circumstances in the future change, the Company may need to reassess whether it would be necessary to assess the fair value of these guarantees.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 12. U.S. Merchant Lawsuit and Other Legal Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant Opt Out and Consumer Litigations” in Note 14 and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however have all been individually settled. As more fully described in Note 14, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting for Contingencies”, MasterCard recorded a $48,188 reserve in September 2005. This estimate may need to be revised based on future developments. During the nine months ended September 30, 2005, total liabilities for the U.S. merchant lawsuit and other legal settlements increased $68,286 as follows:

Balance as of December 31, 2004	$597,594
Legal settlement accrual for currency conversion litigation	48,188
Interest accretion on U.S. merchant lawsuit	35,033
Payments	(14,935)

Balance as of September 30, 2005	$665,880

Note 13. Income Tax

The effective tax rate for the three and nine months ended September 30, 2005 was 35.3% and 35.5%, respectively, compared to 30.7% and 31.3% for the three and nine months ended September 30, 2004, respectively. The rate in 2004 was lower than 2005 primarily due to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and a revaluation of the Company’s deferred state tax assets due to a higher effective state tax rate.

Note 14. Legal and Regulatory Proceedings

MasterCard is a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Accordingly, MasterCard has not established reserves for any of these proceedings, other than for the currency conversion litigations. Except as described below, MasterCard does not believe that any legal proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations described below, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.

Department of Justice Antitrust Litigation and Related Private Litigation

In October 1998, the U.S. Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance” — the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association — was anti-competitive and acted to limit innovation within the payment card industry. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

On October 9, 2001, the District Court judge issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard’s CPP and the Visa bylaw constituted unlawful restraints of trade under the federal antitrust laws.

On November 26, 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The final judgment also provides that from the effective date of the final judgment (October 15, 2004) until October 15, 2006, MasterCard is required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination is to permit the issuer to enter into an agreement with American Express or Discover. The final judgment imposes parallel requirements on Visa.

MasterCard appealed the judge’s ruling with respect to the CPP. On September 17, 2003, a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On October 4, 2004, the Supreme Court denied MasterCard’s petition for certiorari, thereby exhausting all avenues for further appeal in this case. Thereafter, the parties agreed that October 15, 2004 would serve as the effective date of the final judgment.

In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and inconsistent with the final judgment in the DOJ litigation. On January 10, 2005, MasterCard moved before the District Court to enforce the terms of the final judgment and sought an order enjoining Visa from enforcing or maintaining its settlement service fee bylaw. In addition, MasterCard requested that the Court permit Visa’s largest 100 debit issuers to rescind any debit issuance agreements they entered into with Visa while the settlement service fee was in effect. The motion was fully briefed on June 3, 2005. On August 18, 2005, the Court issued an order appointing a special master to conduct an evidentiary hearing and then issue a report and recommendation as to whether the settlement service fee violates the Court’s final judgment. The special master has scheduled a hearing on this motion for December 5, 2005. If MasterCard is unsuccessful and Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it could make Visa members reluctant to do business with MasterCard and inhibit the growth of our debit business. At this time it is not possible to determine the ultimate resolution of this matter.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A., Inc. and Visa International Incorporated. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act in an alleged market for general purpose card network services and a debit card market. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Act, but continued to allege that the implementation and enforcement of the Company’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

entirety for failure to state a claim. On April 14, 2005, the Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, that same day and in subsequent rulings, with respect to the market for general purpose card network services, the Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. The parties are still awaiting the Court’s ruling on MasterCard’s motion to dismiss Discover’s claims based upon effects in an alleged debit market before proceeding with discovery. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JP Morgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. In addition, that same day and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. However, the parties are still awaiting the Court’s ruling on the motion to dismiss American Express’ conspiracy to restrain trade claims in the alleged market for debit card network services before proceeding with discovery. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers has approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 12). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. Oral argument on the Proposition 64 appeal took place on July 18, 2005 and on September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. The case will be returned to the trial court to determine whether further proceedings are appropriate. The time has not yet run for plaintiffs to appeal the decision.

In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005 a Michigan action was dismissed with prejudice and on April 12, 2005, the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action was dismissed with prejudice, however, plaintiff filed an amended complaint on September 15, 2005. On August 31, 2005, an Illinois action was dismissed with prejudice; plaintiff filed a notice of appeal. On September 7, 2005, a Texas state court granted MasterCard’s motion to arbitrate, and plaintiff subsequently filed notice that he was withdrawing his lawsuit against MasterCard for all claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA, Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs.

MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution — and collection — of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact and expert discovery in this matter have closed. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of member bank defendants, Bank One, MBNA, Providian, Household and Bank of America are valid as to those respective banks and MasterCard and, consequently, cardholders of those banks can no longer participate in the class action certified in his earlier decision and must pursue any claims through arbitration. Plaintiffs moved for further reconsideration, which was denied by Judge Pauley on June 16, 2005. In addition, Judge Pauley declined to give effect to the arbitration clauses in the Citibank and Chase cardholder agreements; both banks have appealed that decision. Briefing on the appeal is still ongoing. The trial date has been set for May 15, 2006.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded an additional $48,188 of legal reserves in September 2005. As a result of this additional reserve, MasterCard has now established total legal reserves of $62,300 in connection with these currency conversion cases. Based on future developments, this estimate may be revised. At this time it is not possible to determine the ultimate resolutions of these matters.

Merchant Chargeback-Related Litigations

On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005 the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. The Second Circuit has scheduled oral argument on the appeal for November 22, 2005.

In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A., et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiffs seek disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiffs purportedly allege that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiffs seek injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On June 10, 2005, MasterCard filed a motion requesting that the Court bifurcate and decide certain dispositive issues to be tried separately. On October 17, 2005, MasterCard and the other defendants notified the court that they had discovered that plaintiff had been suspended by the California Secretary of State’s office, apparently for failure to pay taxes, and, therefore, is not authorized to transact any business, including participating in litigation. On October 18, 2005, the court determined that it could not proceed with the bifurcated trial proceeding while plaintiff is suspended. MasterCard and the other defendants notified the court of their intention to move for judgment on the pleadings based on the suspension, and the court scheduled a hearing on this issue for December 8, 2005.

On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A, Inc, MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the court ruling on MasterCard’s motion to dismiss, plaintiffs filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim. The plaintiff filed its opposition to MasterCard’s motion on July 7, 2005. The court has scheduled oral argument on the motion for November 2, 2005.

At this time it is not possible to determine the outcome of, or, except as indicated above in the PSW litigation, estimate the liability related to, the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

U.S. Merchant Opt Out and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a Settlement Agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. For a description of the Settlement Agreement see Note 12. A number of class members appealed the District Court’s approval of the settlement. These appeals largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release set forth in the Settlement Agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the Settlement Agreement. Accordingly, the settlement is now final.

Several lawsuits were commenced by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit, including Best Buy Stores, CVS, Giant Eagle, Home Depot, Toys “R” Us and Darden Restaurants (collectively, the “Opt Out Plaintiffs”). The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. MasterCard has entered into separate settlement agreements with each of the Opt Out Plaintiffs resolving their claims against MasterCard. The District Court has entered orders dismissing with prejudice each of the Opt Out Plaintiff’s complaints against MasterCard.

In addition, individual or multiple complaints been brought in 19 different states and the District of Columbia under state unfair competition statutes against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. While these actions are in their early stages, MasterCard has filed motions to dismiss the complaints in a number of state courts for failure to state a cause of action. Courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have appealed several of these decisions. The plaintiffs in Minnesota have filed an amended complaint on behalf of a purported class of Minnesota consumers who made purchases with debit cards rather than on behalf of all consumers. On July 12, 2005, the court granted MasterCard’s motion to dismiss the Minnesota complaint for failure to state a claim and dismissed the complaint with prejudice. The time in which the plaintiffs may appeal this decision has run. In addition, the courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. Both parties have appealed the Tennessee decisions. On October 14, 2005, the West Virginia Circuit Court denied MasterCard’s motion for summary judgment. On October 28, 2005 MasterCard filed a motion for reconsideration and/or requested permission to seek an appeal of that decision to the West Virginia Supreme Court of Appeals. MasterCard is awaiting decisions on its motions to dismiss in the other state courts.

On March 14, 2005, MasterCard was served with a complaint that was filed in Ohio state court on behalf of a putative class of consumers under Ohio state unfair competition law. The claims in this action mirror those in the consumer actions described above but also name as co-defendants a purported class of merchants who were class members in the U.S. merchant lawsuit. Plaintiffs allege that Visa, MasterCard and the class members of the U.S. merchant lawsuit conspired to attempt to monopolize the debit card market by tying debit card acceptance to credit card acceptance. On October 7, 2005, plaintiffs filed a voluntary notice of dismissal of their complaint.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “Department of Justice Antitrust Litigation and Related Private Litigation.” On July 15, 2005, MasterCard and Visa jointly moved to dismiss plaintiffs’ claims for failure to state a claim. Oral argument on the motion is scheduled for November 2, 2005.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, these consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the Settlement Agreement in the U.S. merchant lawsuit.

Global Interchange Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its members establish a multilateral interchange fee (“MIF”) in certain circumstances as a default fee that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it and remits the MIF to eligible institutions. As described more fully below, MasterCard or its member’s MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. No provision for losses has been provided in connection with them.

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

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border MIF. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. On June 13, 2005 the European Commission announced a “sector inquiry” into the financial services industry, which MasterCard understands includes an investigation of interchange fees. The sector inquiry is ongoing.

The European Commission recently informed MasterCard Europe that it intends to issue a supplemental Statement of Objections in the near future. Following this, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard Europe could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants seeking substantial damages.

United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard MIF, the fee paid by acquirers to issuers in connection with point of sale transactions, and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the MIF and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd. (“MEPUK”)) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. MIF and MSF may infringe U.K. competition law and do not

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

qualify for an exemption in their present forms. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. MIF under the Competition Act. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the MIF infringes U.K. and European Union competition law.

On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard MIFs and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer.

On September 6, 2005, the OFT issued its decision, concluding that MasterCard’s U.K. MIFs contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. MasterCard and MMF intend to appeal the OFT’s decision to the U.K. Competition Appeals Tribunal. In addition, referencing the November 18, 2004 change described above, the OFT has stated that it will commence a new investigation of MasterCard’s current U.K. MIFs and, if it determines that they contravene U.K. and European Union competition law, it will issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal.

Because the MIF constitutes an essential element of MasterCard’s U.K. operations, the OFT’s decision, if it is upheld on appeal, could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, the OFT’s decision could lead to the filing of private actions against MasterCard by merchants which, if the anticipated appeal of the OFT’s decision fails, could result in an award of substantial damages.

United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief, including the divestiture of bank ownership of MasterCard and Visa, and the elimination of MasterCard and Visa marketing activities. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the Settlement Agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit Settlement Agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs did not seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court. The appeal to the Ninth Circuit is currently pending and oral argument has been scheduled for December 7, 2005.

On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint. The plaintiffs filed an amended complaint on April 25, 2005. MasterCard moved to dismiss the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice. On August 10, 2005, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appeal brief is currently scheduled to be filed on November 28, 2005.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately forty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. The claims in these complaints are generally brought under Section 1 and 2 of the Sherman Act. Specifically, the complaints contains some or all of the following claims: (i) that MasterCard’s and Visa’s interchange fees violate Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; (iv) that MasterCard’s and Visa’s purported bundling of the acceptance of commercial cards to consumer credit cards constitutes an unlawful tying arrangement; and (v) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state law consumer protection and common law claims based upon the same conduct described above; and some of the complaints allege that the claims in these actions are not banned by the Settlement Agreement, see Note 12. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in tens of billions of dollars), as well as attorneys’ fees and injunctive relief. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. MasterCard currently has until December 19, 2005 to respond to the complaints.

At this time it is not possible to determine the outcome of or estimate the liability related to these interchange-related litigations. No provisions for losses have been provided in connection with these litigations.

Other Jurisdictions. In Spain, the Competition Tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems and beginning the process to revoke the exemption it had previously granted to the third such system. The interchange fees set by these three processors apply to MasterCard transactions in Spain and consequently, MasterCard has appealed this decision. In addition, the Tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. This could have a material impact on MasterCard’s business in Spain. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions, including Poland, New Zealand, Portugal, Mexico, Colombia, Brazil, South Africa, Hungary and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

Recent Plaintiff Communication

One of the plaintiffs in MasterCard’s antitrust litigations has asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed MasterCard’s capital and ability to pay, and that MasterCard has failed to adequately disclose to public investors in the proposed initial public offering described in Note 2 the possibility of substantial damages judgments against MasterCard in such lawsuit and the other pending litigations against MasterCard, which the plaintiff has asserted are likely to be in the billions of dollars before trebling. The plaintiff has also requested that MasterCard not relinquish its right to assess its member banks, which the plaintiff alleged would shift the liability to public investors, and increase MasterCard’s litigation reserves to an appropriate (but unspecified) amount. MasterCard has responded to this plaintiff indicating that it disagrees with the plaintiff’s characterization of both its lawsuit and MasterCard’s financial position following the closing of the proposed initial public offering. Contrary to the plaintiff’s claims, MasterCard also believes that its litigation disclosure is materially accurate and complete and in accord with all applicable laws and regulations.

Note 15. Settlement and Travelers Cheque Risk Management

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

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be assessed for the amount of any settlement loss. However, once the new ownership structure and governance changes are completed, as described in Note 2, the right to assess for the amount of any settlement loss would cease.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

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

Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards were as follows:

	September 30, 2005	December 31, 2004
MasterCard-branded transactions:
Gross legal settlement exposure	$14,573,329	$14,055,973
Collateral held for legal settlement exposure	(1,437,538)	(1,482,319)

Net uncollateralized settlement exposure	$13,135,791	$12,573,654

Uncollateralized settlement exposure attributable to non-compliant members	$186,964	$299,995

Cirrus and Maestro transactions:
Gross legal settlement exposure	$1,822,165	$1,294,145

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated settlement exposure under the MasterCard brand, net of collateral, the U.S. generated approximately 51% and 52% at September 30, 2005 and December 31, 2004, respectively. The only other country that accounted for more than 10% of this exposure was the United Kingdom at approximately 11%. Of the total uncollateralized settlement exposure attributable to non-compliant members, five members represented approximately 63% and 65% at September 30, 2005 and December 31, 2004, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $1,019,304 and $1,172,533 at September 30, 2005 and December 31, 2004, respectively.

A significant portion of the Company’s travelers cheque risk is concentrated in one travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $833,819 and $969,593 at September 30, 2005 and December 31, 2004, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $26,973 and $28,592 at September 30, 2005 and December 31, 2004, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. However, the proposed change in ownership

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

structure and governance, which is described in Note 2, may require the Company to reassess whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees subsequent to the implementation of the new ownership structure and governance.

Note 16. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2005		December 31, 2004
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$34,609	$(669)	$40,981	$1,854
Commitments to sell foreign currency	32,634	637	20,226	(655)

Euro Functional Currency

	September 30, 2005		December 31, 2004
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$44,851	$1,761	$128,253	$(6,494)
Commitments to sell foreign currency	39,384	(598)	—	—

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Japanese yen, Swiss francs and Australian dollars. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $771 of net gains and $3,497 of net losses, after tax, in accumulated other comprehensive income as of September 30, 2005 and December 31, 2004, respectively, all of which is expected to be reclassified to earnings within the next three months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at September 30, 2005 and December 31, 2004.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 17. Stockholders’ Equity

MasterCard’s capital stock is privately held by certain of the Company’s customers that are principal members of MasterCard International. Each principal member of MasterCard International has a class A membership interest in MasterCard International, representing that member’s continued rights as a licensee to use MasterCard’s brands, programs, products and services. MasterCard Incorporated owns the sole class B membership interest in MasterCard International, entitling MasterCard Incorporated to exercise all economic rights and substantially all voting rights in MasterCard International. MasterCard International is the Company’s principal operating subsidiary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

The authorized capital stock of MasterCard Incorporated at September 30, 2005 consists of 275,000 shares of class A redeemable common stock, par value $.01 per share (of which 100,000 shares are issued and outstanding); 25,000 shares of class B convertible common stock, par value $.01 per share (of which no shares are issued and outstanding); and 75,000 shares of class C common stock, par value $.01 per share (of which no shares are issued or outstanding). Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, as set forth in the certificate of incorporation of MasterCard.

The shares of class A redeemable and class B convertible common stock were issued on June 28, 2002, pursuant to an Agreement and Plan of Merger dated as of February 13, 2002, in which MasterCard International merged with a subsidiary of MasterCard Incorporated (the “Conversion”), and the Integration Agreement dated as of February 13, 2002, pursuant to which MasterCard Incorporated acquired all of the outstanding shares of Europay International S.A. (now MasterCard Europe) (the “Integration”). In the Conversion and Integration, each principal member of MasterCard International received shares of class A redeemable common stock and class B convertible common stock of MasterCard, representing each member’s existing equity interest in the Company.

Pursuant to the Company’s bylaws (the “bylaws”), on July 1, 2005 all of the Company’s class B convertible common stock converted to class A redeemable common stock. On October 21, 2005, all class A redeemable common stock was reallocated among the Company’s stockholders based on a global proxy calculation set forth in the Company’s bylaws (the “reallocation”). The global proxy calculation is based on the stockholders’ business contribution to MasterCard Incorporated during the twelve months ended June 30, 2005. MasterCard Incorporated redeemed and issued shares as necessary in order to give effect to the reallocation.

The bylaws also provide that customers that became class A members of MasterCard International subsequent to January 1, 2001 would be eligible to participate in the reallocation. To permit this to occur, the Company issued one share to each principal member qualified to participate in the reallocation but that did not receive shares in connection with the initial issuance of shares on June 28, 2002. Accordingly, MasterCard issued .348 shares to principal members on July 1, 2005 in a private placement transaction exempt from registration under the U.S. federal securities laws. The issuance of this common stock was recorded at par in the three months ended September 30, 2005 by reclassifying a portion of retained earnings to common stock. All shares received by these new members, both issued and as a result of the reallocation, will be restricted for resale under applicable U.S. securities laws.

Transfers of shares of common stock and assignment of the right to receive shares were not permitted until July 1, 2005. The global proxy calculation will occur annually after July 1, 2005 based on each stockholder’s business contribution to MasterCard Incorporated during the previous twelve months. After July 1, 2005, no further reallocation of the Company’s shares will occur, however, each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the shares determined in the most recent global proxy calculation. Stockholders may be required to purchase or sell shares of MasterCard Incorporated, in accordance with procedures established by the Company, in order to satisfy these requirements. These requirements would not apply if the new ownership and governance structure described in Note 2 is implemented.

After July 1, 2005, MasterCard Incorporated may, at its option, redeem the common stock of a stockholder that ceases to be a principal member of MasterCard International for the book value of the shares, based on MasterCard’s financial statements most recently filed with the Securities and Exchange Commission. If MasterCard Incorporated does not redeem the stockholder’s shares, a stockholder ceasing to be a member of MasterCard International after July 1, 2005 will be required to offer the unredeemed shares to the other stockholders of MasterCard Incorporated in accordance with procedures to be established by the Company.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(In thousands, except per share and percent data)

Note 18. Acquisition of MasterCard Europe

On June 28, 2002, MasterCard Incorporated issued 23,760 shares of its common stock to the stockholders of Europay International S.A. (“EPI”), now MasterCard Europe, and MasterCard Europay U.K. Limited (“MEPUK”), in return for directly and indirectly acquiring 100% of the shares of EPI not previously owned by MasterCard International. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares were conditional shares subject to reallocation as of July 1, 2005, as described in Note 17 herein.

Each stockholder of EPI (other than MasterCard International and MEPUK) entered into a separate share exchange agreement pursuant to which it exchanged its EPI shares for shares of class A redeemable and class B convertible common stock of MasterCard Incorporated. The stockholders of MEPUK entered into an agreement pursuant to which they exchanged their MEPUK shares for class A redeemable and class B convertible common stock of MasterCard Incorporated. As a result, EPI and MEPUK became wholly-owned subsidiaries of MasterCard Incorporated. MEPUK’s sole asset was shares of EPI (now MasterCard Europe). In addition, class B convertible common stock automatically converted into class A redeemable common stock on July 1, 2005.

In September 2005, the Company finalized the calculation of the reallocation of the shares among its stockholders and the shares were reallocated on October 21, 2005. As a result of the performance of the former stockholders of EPI and MEPUK, as measured by the global proxy calculation described in Note 17, approximately 180 conditional shares were retained by these shareholders in the reallocation. In calculating the original purchase price of EPI, the Company considered only the unconditional shares issued to the former stockholders of EPI and MEPUK. Since former EPI and MEPUK stockholders retained 180 conditional shares in the reallocation that were not included in the purchase price initially, these shares constituted a part of the purchase price. Accordingly, as of September 30, 2005 based on the estimated fair value of the stock of MasterCard Incorporated as of July 1, 2005, the Company recorded an increase in goodwill and additional paid-in capital of $6,251 with respect to the 180 conditional shares retained by the former EPI and MEPUK shareholders.

Note 19. Other Income

In the quarter ended September 30, 2005, MasterCard recognized $17,500 in other income relating to settlement of a dispute of a customer business agreement.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 – Business.

Overview

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the gross dollar volume (“GDV”) of activity on the cards that carry our brands (assessments). Operations fees are typically transaction-based and include authorization, settlement and switch, connectivity, currency conversion, warning bulletins, and other fees for a variety of additional services. Assessments are based on GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV. GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our operating expenses are comprised primarily of general and administrative expenses such as personnel, professional fees, data processing, telecommunications and travel and advertising and marketing expenses to promote our brands, including, promotions and sponsorships.

We believe the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth in our business. Our strategy is to drive growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate payments, prepaid cards and chip based cards) enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area initiative and in Latin America and Asia/Pacific countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are hiring additional resources and developing sales and other personnel.

Our liquidity and capital position are strong. We had $1.4 billion in cash, cash equivalents and available-for-sale securities, and $1.2 billion in stockholders’ equity as of September 30, 2005.

We achieved double-digit revenue growth of 19% and 16% in the three and nine months ended September 30, 2005, respectively, from the comparable periods in 2004. The increases in revenues are due to higher gross usage on cards carrying our brands for goods and services (gross dollar volume or “GDV”), a larger number of transactions processed by MasterCard, higher cross-border travel by cardholders using our cards and certain pricing changes that went into effect in the second quarter of 2005. The pricing changes included implementing new fees, increasing existing fees or modifying our fee calculation methodology and accounted for approximately 7% and 5% of revenue growth in the three and nine months ended September 30, 2005, respectively. Operating expenses increased 24% and 12% in the three and nine months ended September 30, 2005, respectively, from the comparable periods in 2004. Excluding legal settlements, there would have been an increase in operating expenses of 18% and 10% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year.

MasterCard is party to a number of currency conversion litigations as discussed in Note 14 to the Consolidated Financial Statements herein. Based upon litigation developments and settlement discussions in these cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, MasterCard recorded an additional $48 million of legal reserves in September 2005. This estimate may be revised based on future developments in these cases.

Proposed New Corporate Governance

We are executing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of directors that will be independent of MasterCard and our members, the establishment of a charitable foundation and the transition to being a publicly traded company.

Under the proposed ownership and governance structure, MasterCard’s current stockholders are expected to retain a 41% equity interest in the company through ownership of a new non-voting class B common stock. In addition, existing stockholders are expected to receive a new class M common stock that will have no economic rights but will provide them with certain rights, including the right to approve specified significant corporate actions and entitle them to elect up to three of MasterCard’s directors (but not more than one quarter of all directors) but are otherwise non-voting.

MasterCard also intends to issue shares of a new voting class A common stock to public investors through an initial public offering. Upon successful completion of the offering, these public investors will hold shares representing an expected 49% of the Company’s equity and 83% of its general voting power. Additional shares of class A common stock, representing approximately 10% of the Company’s equity and 17% of its voting rights, are expected to be issued as a donation to The MasterCard Foundation, a charitable foundation to be incorporated in Canada (the “Foundation”). In connection with this donation we expect to record an expense that is equal to the the value of the shares we are donating at the time of the offering together with an additional $40 million in cash to be donated over a period of up to four years, which expense will generally not be deductible for tax purposes. The Foundation will build on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation will support organizations that provide microfinance programs and services to financially disadvantaged persons and communities in order to enhance local economies and develop entrepreneurs. We are in the process of identifying directors of the Foundation that will be required to be independent of us and our members. As a result of the donation to the Foundation, we expect to record a significant net loss in the quarter and year in which the offering is completed. The value of the shares of class A common stock we donate will be determined based on the initial public offering price per share of class A common stock in the initial public offering less a marketability discount. As a result of this difference between the financial statement and tax treatments of the donation, we expect there to be a significant increase to our effective tax rate in the quarter and year in which the offering is completed.

MasterCard intends to use the majority of the net proceeds from the proposed initial public offering to redeem shares of its new class B common stock from its existing financial institution stockholders. Approximately $650 million of the net proceeds will be retained by the Company to increase its capital, expand its role in targeted geographies and higher growth segments of the global payments industry, defend itself against legal and regulatory challenges and for other general corporate purposes. Implementation of the new ownership and governance structure is subject to various approvals, including stockholder approval and the requisite regulatory filings. MasterCard intends to hold a special meeting of stockholders on November 28, 2005 to seek approval for these changes.

In addition, in connection with our new ownership and governance structure we intend to implement equity based compensation plans. The implementation date of these plans has not been determined as the underlying transactions remain subject to approval by the Company’s stockholders. We expect to convert our existing long term incentive cash award plans into an equity based compensation plan. Based on the proposal for this conversion, we may recognize $12 million additional personnel expense in future periods based on vesting within the plans. There may also be additional personnel expense related to a proposed one time stock grant to MasterCard employees.

Results of Operations

	Three Months Ended September 30,		Percent Increase (Decrease) 2005 vs. 2004	Nine Months Ended September 30,		Percent Increase (Decrease) 2005 vs. 2004
	2005	2004		2005	2004
	(In millions, except per share and GDV amounts)
Operations fees	$514	$419	22.7%	$1,414	$1,188	19.0%
Assessments	278	249	11.6	808	722	11.9

Revenue	792	668	18.6	2,222	1,910	16.3
General and administrative	350	285	22.8	976	846	15.4
Advertising and market development	219	190	15.3	623	587	6.1
U.S. merchant lawsuit and other legal settlements	48	14	242.9	48	18	166.7
Depreciation and amortization	27	29	(6.9)	83	92	(9.8)

Total operating expenses	644	518	24.3	1,730	1,543	12.1

Operating income	148	150	(1.3)	492	367	34.1
Total other income (expense)	16	(9)	277.8	4	(22)	118.2

Income before income tax expense	164	141	16.3	496	345	43.8
Income tax expense	58	43	34.9	176	108	63.0

Net income	$106	$98	8.2	$320	$237	35.0

Net income per share (basic and diluted)	$1.06	$.98	8.2	$3.20	$2.37	35.0
Pro forma net income per share (basic and diluted) (a)	$.79	$.72	9.7	$2.37	$1.75	35.4
Weighted average shares outstanding (basic and diluted)	100	100	—	100	100	—
Pro forma weighted average shares outstanding (basic and diluted) (a)	135	135	—	135	135	—
Effective income tax rate	35.3%	30.7%		35.5%	31.3%
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$424	$372	14.0	$1,215	$1,063	14.3
Processed transactions (b)	3,620	3,115	16.2	10,096	8,857	14.0

(a)	Prior to the initial public offering, we will reclassify all of the Company’s 100 outstanding shares of existing class A common stock into 135 shares of the Company’s new class B common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements.

(b)	2004 amounts have been restated to conform with the methodology utilized in calculating processed transactions in 2005.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. Assessment fees are calculated based on local currency volume, which is converted to U.S. dollar volume using average exchange rates for the quarter. As a result, assessment revenues increased in each period due to the devaluation of the U.S. dollar. In the three and nine months ended September 30, 2005, the 14% increase in GDV on a U.S. dollar converted basis in each of these periods exceeded local currency GDV growth of 13% and 12% in the comparable periods in the prior year, respectively. In addition, consumer behavior, particularly international travel and purchases, may vary with changes in foreign currency exchange rates.

We are especially impacted by the movements of the euro relative to the U.S. dollar since MasterCard Europe’s functional currency is the euro. The devaluation of the U.S. dollar against the euro and the impact of the translation of MasterCard Europe’s operating results into U.S. dollar amounts are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Euro to U.S. dollar average exchange rate	$1.22	$1.22	$1.26	$1.22
Devaluation of U.S. dollar to euro	—		3%

Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	—		1%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	—		1%

Revenues

We earned approximately 65% and 64% of our revenues from operations fees and 35% and 36% of our revenues from assessments in the three and nine months ended September 30, 2005, respectively. Operations fees are user fees for facilitating transaction and information management among our customers. We refer to the processing of payment transactions as transaction processing. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders.

Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operation fees are as follows:

•	Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval by the issuer or in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

•	Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. Once quantified we transfer the relevant funds among issuers, acquirers or their designated third-party processors. We charge a fee for these settlement services.

•	Switch fees are fees for the use of the MasterCard’s Debit Switch (“MDS”), our debit processing system. The MDS switches financial messages between acquiring and issuing members, provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks.

•

Connectivity fees are charged to issuers and acquirers for network access and equipment used in the transmission of authorization and settlement messages. These fees were changed on April 1, 2005 to be based on the volume of information being transmitted through our systems and the number of connections to our systems. Until the first quarter 2005, this fee structure was solely based on the number of connections.

•	Currency conversion fees are volume-based fees charged to issuers for foreign currency conversion. We process transactions denominated in more than 160 currencies. As a result of our global system, cardholders have the ability to pay for transactions in the local currency of a merchant and for the charge to appear on the cardholders’ statement in their own home currency. Accordingly, currency conversion is required for cross-border transactions to complete the settlement between issuers and acquirers.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Acceptance development fees are charged to issuers based on GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S. based.

•	Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research are a component, are less than 10% of our consolidated revenues.

•	Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, information and reports, as well as compliance programs, to assist our customers in managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard branded cards, such as insurance, telecommunications assistance for lost cards or locating automated teller machines (“ATMs”).

Generally we process all MasterCard-branded domestic transactions in the U.S. and in a few international markets based on a market’s processing infrastructure. We also process all cross-border MasterCard-branded transactions. We charge relatively higher rates for settlement and authorization on cross-border transactions and earn currency conversion fees if the transactions require conversion between two different currencies. Off-line debit transactions are generally signature based debit transactions and are processed and priced similar to credit transactions. On-line debit transactions (Maestro and Cirrus transactions) are charged switch fees that are comparable with the fees charged for off-line debit and credit transactions.

Assessments are calculated based on our customers’ GDV. Assessment rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and off-line debit transactions are assessed at higher rates than on-line debit transactions. In addition, from time to time the Company may introduce assessments for specific purposes such as market development programs. These assessments are often introduced at the request of customers in a particular region or country. Quarterly assessments are estimated based upon aggregate transaction information and projected customer performance. A component of our revenue growth in the three and nine months ended September 30, 2005 was the result of implementing new fees and changes to existing fees charged to our customers on April 1, 2005.

We believe revenue growth in recent years has been positively impacted by a worldwide trend in which payments are migrating from paper-based forms such as cash and checks to electronic forms such as payment cards and the growth in cross-border transactions. However, this growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV-based and other performance support incentives. Rebates and incentives as a percentage of gross revenues were approximately 20% and 19% in the three and nine months ended September 30, 2005, respectively, compared to 17% and 16% in the same periods in 2004, respectively. These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of revenue in the same period that performance occurs.

We establish standards and procedures for the acceptance and settlement of our customer’s transactions on a global basis. Our customers may choose to engage third parties for transaction processing and are responsible to ensure that these third parties comply with our standards. Cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

The United States remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 52% and 54% of total revenues in the three and nine months ended September 30, 2005, respectively, and 58% of total revenues in each of the same periods in 2004, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attacks. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Operations Fees

Operations fees increased $95 million, or 23%, and $226 million, or 19%, in the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004. The significant changes in operations fees were as follows:

	Change in Revenue Increase (Decrease)
	Three Months Ended September 30, 2005 vs. 2004	Nine Months Ended September 30, 2005 vs. 2004
	(In millions)
Authorization, settlement and switch	$37	$96
Acceptance development fees	24	56
Currency conversion	12	35
Consulting and research fees	8	19
Connectivity	9	17
Other operations fees	13	34

Gross operations fees change	103	257
Increase in rebates	(8)	(31)

Net change in operations fees	$95	$226

•	Authorization, settlement and switch revenues increased $37 million, or 16%, and $96 million, or 15%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These revenues were driven by the number of transactions processed through our systems, which increased 16% and 14% in the three and nine months ended September 30, 2005 compared to the same periods in 2004. In addition, these revenues increased due to the pricing of a component of these revenues being restructured on April 1, 2005.

•	Acceptance development fees have increased $24 million, or 108%, and $56 million, or 86%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. New fees were implemented and the pricing on existing fees was increased on April 1, 2005.

•	Currency conversion revenues increased $12 million, or 16%, and $35 million, or 17%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These revenues fluctuate with the level of cross-border transactions and our customers’ need for transactions to be converted into their base currency.

•	Consulting and research fees increased $8 million, or 72%, and $19 million, or 77%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These increases were primarily due to new engagements with our customers and the acquisition of a research firm in the first quarter of 2004.

•	Connectivity revenues increased $9 million, or 98%, and $17 million, or 64%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Connectivity revenues increased in the three and nine months ended September 30, 2005 due to a change in the connectivity fee structure on April 1, 2005.

•	Other operations fees in the table above includes warning bulletins, system services, cardholder services, fees for non-compliance with MasterCard’s standards, and the sales of holograms, manuals, publications and other reporting requests. Other operations fees increased $13 million, or 13%, and $34 million, or 12%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The change in any individual component of this revenue category is not considered material.

•	Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, renewals of existing agreements, ongoing consolidation of our customers and competition. Rebates as a percentage of gross operations fees were 8% in each of the three and nine months ended September 30, 2005, and 8% and 7% compared to the same periods in 2004, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. In the three and nine months ended September 30, 2005, assessments revenue, net of rebates and incentives, increased $29 million, or 12%, and $86 million or 12%, respectively, compared to the same periods in 2004. GDV increased 14% (on a U.S. dollar converted basis) in each of the three and nine month periods ended September 30, 2005, and 13% and 12% (on a local currency basis) in the same periods in 2004, respectively. Assessment rates vary based on the nature of the transactions that generate the GDV, in each case as compared to the similar periods.

Assessments for marketing programs and other specific purposes increased slightly in each of the three and nine months ending September 30, 2005. In 2005, the Company introduced new or increased assessments for market development programs in specific countries or regions within Europe and Latin America. Offsetting these increases was the elimination of an assessment for the promotion of soccer in the European region which became a component of the core assessment rates in 2005.

Rebates and incentives provided to customers and merchants relating to assessments increased $56 million and $134 million in the three and nine months ended September 30, 2005 compared to the same periods in 2004. These rebates and incentives reduce revenue, moderate assessments growth and are generally based on GDV, as well as a fixed component for the issuance of new cards or the launch of new programs. Rebates and incentives as a percentage of gross assessments were 36% and 33% in the three and nine months ended September 30, 2005, and 29% and 27% compared to the same periods in 2004, respectively. The increase in the percentage of rebates and incentives compared to gross assessments was the result of new or revised pricing arrangements with certain large customers and merchants in 2004. We expect our agreements with our customers and merchants to moderate net revenue growth in 2005 and subsequent years.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, legal settlements and depreciation and amortization expenses. For the three and nine months ended September 30, 2005 our operating expenses as a percentage of total revenues were 81% and 78%, respectively, compared to 78% and 81% for the same periods in 2004. Operating expenses increased 24%, or $126 million, and 12%, or $187 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. Excluding legal settlements, there would have been an increase of 18%, or $92 million, and 10% or $157 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. General and administrative expenses increased $65 million, or 23%, and $130 million, or 15%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. In the three and nine months ended September 30, 2005, general and administrative expenses as a percentage of net revenues were approximately 44% and 44%, respectively, compared to 43% and 44% in the same periods in 2004, respectively. The components of changes in general and administrative expenses were as follows:

	Change Increase (Decrease)
	Three months ended September 30, 2005 vs. 2004	Nine months ended September 30, 2005 vs. 2004
	(In millions)
Personnel	$61	$109
Professional fees	(2)	6
Telecommunications	—	(3)
Data processing	—	4
Travel	5	14
Other	1	—

General and administrative expense change	$65	$130

•	Personnel expense increased in 2005 primarily due to additional staff to support our strategic initiatives. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required. In addition, performance based compensation increased due to better performance against company objectives than anticipated. In addition, in September 2005, MasterCard changed its method of recognizing the cost of cash award executive incentive plans, as more fully described in Note 7 to the Consolidated Financial Statements included herein, and recorded a catch-up adjustment of $19 million in the three months ended September 30, 2005.

•	Professional fees increased in the nine months ended September 30, 2005 primarily due to legal fees and consulting services being utilized primarily to develop and implement our strategic initiatives.

•	Telecommunications expense in the nine months ended September 30, 2005 decreased as a result of our ongoing evaluation of telecommunication needs, including renegotiation of certain contracts with service providers.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel expenses are incurred primarily for travel to customer and regional meetings. More travel in the three and nine months ended September 30, 2005 than in the comparable period in 2004 was necessary to maintain and enhance our relationships with customers and merchants.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses. Increases in other general and administrative expenses during the nine months ended September 30, 2005, were offset by $1 million in foreign exchange gains.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses increased $29 million, or 15%, and $36 million, or 6%, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. In the three and nine months ended September 30, 2005, advertising and market development expenses as a percentage of net revenues were approximately 28% of total revenues in each period, compared to 28% and 31% in the same periods in 2004, respectively.

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase MasterCard brand awareness and preference and usage of MasterCard cards. We are committed to maintaining and enhancing our brands and image through advertising and marketing efforts on a global scale.

Legal Settlements

We are party to a number of currency conversion litigations which are more fully described in Note 14 to the Consolidated Financial Statements included herein. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we recorded a $48 million reserve in September 2005. This estimate may need to be revised based on future developments.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2 million and $9 million in the three and nine months ended September 30, 2005, respectively, versus the comparable periods in 2004. These decreases are primarily related to the maturity of certain capital leases and certain assets becoming fully depreciated.

Other Income and Expense

Other income and expense is comprised primarily of investment income, interest expense and miscellaneous non-operating income and expense. In the three and nine months ended September 30, 2005, we recognized $17 million in other income relating to a settlement of a dispute of a customer business agreement. Investment income increased $5 million and $7 million in the three and nine months ended September 30, 2005, respectively, over the same periods in 2004 resulting from an increase in interest rates and higher investment balances.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2005 was 35.3% and 35.5%, respectively, compared to 30.7% and 31.3% for the three and nine months ended September 30, 2004, respectively. The lower effective tax rate in the nine months ended September 30, 2004 was attributable to the reassessment during this period of tax issues under examination in the IRS audit for the years 1998 through 2000. In addition, in the course of this audit affirmative refund claims were filed and the related tax benefits were recognized.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At September 30, 2005 and December 31, 2004, we had $1.4 billion and $1.1 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2005 and to satisfy our future obligations described herein. However, our liquidity could be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Note 14 to the Consolidated Financial Statements included herein.

	Nine Months Ended September 30,		Dollar Change Increase (Decrease)
	2005	2004	2005 vs. 2004
	(In millions)
Cash flow data:
Net cash provided by operating activities	$348	$294	$54
Net cash used in investing activities	(127)	(239)	112
Net cash provided by financing activities	—	8	(8)

	September 30, 2005	December 31, 2004
	(In millions)
Balance sheet data:
Current assets	$2,252	$1,903
Current liabilities	1,431	1,301
Long-term liabilities	1,000	984
Stockholders’ equity	1,235	975

For the nine months ended September 30, 2005, our operations provided $348 million of cash net of $25 million in voluntary contributions to our qualified pension plan, compared to $294 million for the nine months ended September 30, 2004. The increase in cash from operations in the nine months ended September 30, 2005 from the respective 2004 period was principally due to stronger operating performance and timing of income tax payments and personnel costs associated with the Company’s employee incentive plans. These items were offset by the timing of revenue collections and significant prepayments made in accordance with new customer incentive agreements. The use of cash from investing activities in the nine months ended September 30, 2005 and 2004 was primarily due to purchases exceeding sales of available-for-sale securities. In addition, in the nine months ended September 30, 2004, the acquisition of businesses was a use of cash from investing activities.

In addition to our liquid investments, on June 17, 2005, the Company entered into a committed unsecured $2.25 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on June 16, 2006, replaced MasterCard Incorporated’s prior $1.95 billion credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment or approximately $1.6 million annually. MasterCard was in compliance with the Credit Facility covenants as of September 30, 2005. There were no borrowings under the Credit Facility at September 30, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Due to Standard & Poor’s Ratings Services’ (S&P) assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, S&P lowered MasterCard’s counterparty credit ratings to A-/A-2, subordinated debt rating to BBB+ and placed these ratings on negative outlook. Following the announcement of our planned initial public offering, our ratings were placed on credit watch with negative implications. Pending completion of the planned public offering, S&P expects to lower the counterparty credit ratings to BBB+/A-2 and the subordinated debt rating to BBB, both with stable outlook. Until such time, the existing ratings will remain on credit watch with negative implications. Once the lower ratings are in effect, the facility fee for our Credit Facility will increase to 8 basis points on the total commitment or approximately $1.8 million annually, and interest on borrowings there under will increase to LIBOR plus 37 basis points (or 47 basis points if aggregate borrowings exceed 33% of the commitments) or an alternative base rate.

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1,000 euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1,000 euro guarantee facility for MasterCard Europe. There were no material borrowings under these facilities at September 30, 2005 and December 31, 2004. In addition, MasterCard Europe has one additional uncommitted credit agreement totaling 100,000 euros. There were no borrowings under this agreement at September 30, 2005 and December 31, 2004.

Risks Related to our Business, Industry and Strategy

The operation of our business involves a variety of risks, including increased regulatory scrutiny of interchange fees and the operation of four-party payment systems such as ours, together with exposure to antitrust and other types of litigation. Interchange fees represent a sharing of payment system costs among acquirers and issuers. Although we establish interchange fees and collect and remit them on behalf of those of our customers entitled to receive them, we do not generally earn revenues in connection with interchange fees. In addition, competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector. These risks and pressures are heightened by the growing power of merchants within the payments industry. Reference should be made to the Company’s 2004 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1 – Business.

Future Obligations

The following table summarizes, as of September 30, 2005, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances. In conjunction with our proposed new ownership and governance structure, we intend to adopt a policy of declaring, subject to legally available funds, a quarterly cash dividend per share commencing in 2006 unless our board of directors, in its sole discretion, determines otherwise.

	Payments Due by Period
	Total	Remaining of 2005	2006 and 2007	2008 and 2009	Thereafter
	(In millions)
Capital leases (a)	$58	$1	$9	$4	$44
Operating leases (b)	101	10	59	30	2
Sponsorship, licensing & other (c)	630	174	333	116	7
U.S. merchant lawsuit and other legal settlements (d)	862	162	200	200	300
Debt (e)	248	3	11	234	—

Total	$1,899	$350	$612	$584	$353

(a)	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

(b)	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

(c)	The amounts included are fixed, non-cancelable and primarily relate to sponsorships with certain organizations to promote the MasterCard brand. In addition, these amounts include purchase obligations for software licenses, media purchases and other service agreements. Obligations from our performance based customer and merchant agreements have been excluded from the table due to their contingent nature. As of September 30, 2005, we accrued $198 million relating to the performance based agreements.

(d)	Amounts due in accordance with legal settlements entered into during 2003 and 2004, including the Settlement Agreement in the U.S. merchant lawsuit.

(e)	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at September 30, 2005 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our customers failed to settle and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Seasonality

Portions of our business are seasonal. Our revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. However, advertising, holiday promotions and incentives also increase correspondingly, generally causing our profitability to decline in the fourth quarter.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance to determine whether an other-than-temporary impairment exists for available-for-sale or held-to-maturity investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Investments” and investments accounted for under the cost or the equity method. EITF 03-01 also requires certain disclosures related to investments that are in an unrealized loss position at the balance sheet date. The Financial Accounting Standards Board (“FASB”) has indefinitely deferred the recognition and measurement guidance in EITF 03-01, through FASB Staff Position (“FSP”) No. EITF Issue 03-1-1. We fully implemented all of the required disclosures for the year ended December 31, 2004.

In December 2004, the FASB issued FSP No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes.” We are not presently intending to repatriate any foreign earnings as defined under the Act. Therefore, FSP 109-2 is not expected to have an impact on our financial position or results of operations.

In December 2004, the FASB issued FAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R provides guidance on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. The Company intends to adopt SFAS 123R in connection with the implementation of equity based compensation plans as part of the Company’s new ownership and governance structure. The implementation date of these plans has not been determined and the underlying transactions remain subject to approval by the Company’s stockholders. Accordingly, we are currently in the process of assessing the impact of the adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

MasterCard has exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at September 30, 2005 as compared to December 31, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MasterCard Incorporated’s management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

[PRICEWATERHOUSECOOPERS LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries as of September 30, 2005, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three- and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2005 and 2004 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 2, 2005

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Notes 12 and 14 to the Consolidated Financial Statements included in Part I, Item 1 and incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2005, MasterCard Incorporated issued an aggregate of 348 shares of its class A redeemable common stock, par value $.01 per share, or one share each, to 348 Class A members of its subsidiary, MasterCard International, for $.01 per share. The issuance of such shares was not registered under the Securities Act because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The shares were issued to the Class A members to permit them to participate in the reallocation of the Company’s Class A redeemable common stock described in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 and incorporated by reference herein.

Item 5.	Other Information

On September 15, 2005, MasterCard Incorporated filed a registration statement on Form S-1 (No. 333-128337) for a proposed initial public offering of 61,535,098 shares of its new class A common stock (the “IPO”). The IPO is part of a proposed change in MasterCard’s ownership and governance structure that would, among other things, reclassify all of its outstanding shares of class A redeemable common stock into non-voting class B common stock and class M common stock, authorize the issuance of the new class A common stock and provide for a majority of independent directors on its board of directors. The class B common stock and class M common stock may only be held by members of MasterCard International. In connection with these transactions, MasterCard proposes to donate 10% of its outstanding equity in the form of new class A common stock to The MasterCard Foundation, an independent charitable foundation. In addition, on October 26, 2005, MasterCard filed a definitive proxy statement in connection with a special meeting of stockholders to be held on November 28, 2005 at which stockholders will be asked to approve the IPO, changes to MasterCard Incorporated’s and MasterCard International’s organizational documents, and a new incentive plan in connection with the change in ownership structure. A more complete description of the IPO, the change in ownership and governance and related transactions can be found in the registration statement and definitive proxy statement, which are available on the Securities and Exchange Commission’s website.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2005	MASTERCARD INCORPORATED (Registrant)

Date: November 2, 2005	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2005	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2005	By:	/s/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated.

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 333-67544)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated.

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.