Form 10-K
period 2005-12-31
MASTERCARD INC
filed 2006-03-16
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of March 15, 2006, there were 100,000,348 shares of Class A redeemable common stock of MasterCard Incorporated issued and outstanding. The common stock of MasterCard Incorporated is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of the voting and non-voting common equity securities held by non-affiliates of MasterCard Incorporated has been established.

MASTERCARD INCORPORATED

FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and that could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors in Item 1A—Risk Factors of this Report.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated.

PART I

Item 1.    Business

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of nearly 25,000 financial institutions. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to these financial institutions. As part of managing these brands, we also provide our financial institution customers with a sophisticated set of information and transaction processing services and establish and enforce rules and standards surrounding the use of our payment card system. We generate revenues from the fees that we charge our customers for providing these transaction processing and other payment-related services (operations fees) and by assessing our customers based on the dollar volume of activity on the cards that carry our brands (assessments).

A typical transaction processed over our system involves four parties in addition to ourselves: the cardholder, the merchant, the issuer (the cardholder’s bank) and the acquirer (the merchant’s bank). Our customers are the financial institutions that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient payment method accepted worldwide. We guarantee the settlement of many of these transactions among our customer financial institutions to ensure the integrity of our payment system. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International, a Delaware membership corporation that was formed in November 1966. Our financial institution customers are generally principal or affiliate members of MasterCard International. The common stock of MasterCard Incorporated is owned by principal members of MasterCard International.

Our business has a global reach and has experienced significant growth. Gross dollar volume on cards carrying the MasterCard brand as reported by our customers (GDV) was $1.7 trillion in 2005, a 13.2% increase in U.S. dollar terms over the GDV reported in 2004. In 2005, we processed 14.0 billion transactions (including 2.6 billion PIN-based online debit transactions), a 13.5% increase over the transactions processed in 2004.

We believe the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to drive growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate payments, prepaid cards and chip based cards), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area initiative and in Latin America and Asia/Pacific countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are hiring additional resources and developing sales and other personnel.

We operate in a dynamic and rapidly evolving legal and regulatory environment. Accordingly, we have faced heightened regulatory scrutiny, particularly with respect to interchange fees, and legal challenges in recent years. Interchange fees, which represent a sharing of payment system costs among acquirers and issuers, have been the subject of increased regulatory scrutiny and litigation as they have increased in recent years and as card-based forms of payment have become relatively more important to local economies. Although we establish interchange fees and collect and remit them on behalf of those of our customers entitled to receive them, we do not generally earn revenues in connection with interchange fees. However, if issuers cannot collect or are forced to reduce interchange fees, this could reduce the number of financial institutions willing to participate in a four-party payment card system such as ours, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. In addition, we are exposed to a variety of significant lawsuits in addition to those relating to interchange fees, including federal antitrust claims, claims under state unfair competition statutes and claims relating to our currency conversion practices. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A of this Report.

Many of the legal and regulatory challenges we face are in part directed at our current ownership and governance structure, in which our customers—our member financial institutions—own all of our common stock and are involved in our governance by having representatives serve on our global and regional boards of directors. While we strongly dispute these challenges, we believe that a more open ownership and governance structure following the transactions described below under “Proposed New Ownership and Governance Structure” should leave us less prone to challenges and provide us with additional defenses to the challenges we may face by ensuring that our members own a minority of the equity rights in our company and have no voting rights, except over a limited range of matters that are not competitively sensitive; transitioning to a board of directors that includes a significant majority of directors who are independent of us and of our members; and limiting the continued participation of our members in governance at a regional level to advisory bodies only or, in the case of Europe, to a regional board that is overseen by our independent board of directors.

Proposed New Ownership and Governance Structure

MasterCard is pursuing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of independent directors, the establishment of a charitable foundation and the transition to being a publicly traded company.

Under the proposed ownership and governance structure, our current stockholders are expected to retain an equity interest in MasterCard Incorporated through ownership of a new non-voting Class B common stock. In addition, existing stockholders are expected to receive a new Class M common stock that will have no economic rights but will provide them with certain rights, including the right to approve specified significant corporate actions such as mergers, the sale of substantially all of our assets, or the abandonment of our current business, and entitle them to elect up to three of our directors (but not more than one quarter of all directors) and are otherwise non-voting. We also intend to issue shares of a new voting Class A common stock to public investors through an initial public offering, or IPO. Additional shares of new Class A common stock are expected to be issued as a donation to The MasterCard Foundation, a charitable foundation incorporated in Canada.

At a special meeting of stockholders held on November 28, 2005, our stockholders approved the initial public offering, the amendment and restatement of our and of MasterCard International’s certificate of incorporation and the amendment and restatement of MasterCard International’s bylaws. In addition, our stockholders approved the MasterCard Incorporated 2006 Long Term Incentive Plan, which is an omnibus plan that provides for a variety of types of stock-based awards. See Part I, Item 4 of this Report.

Accordingly, prior to the IPO, we intend to reclassify all of our 100,000,348 outstanding shares of Class A redeemable common stock so that each of our existing stockholders will receive 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. In addition, at the time of the IPO, we intend to issue 13,500,047 shares of our Class A common stock as a donation to The MasterCard Foundation, an independent charitable foundation located in Canada. We intend to use all but $650 million of our net proceeds from the IPO (including any proceeds received pursuant to the option of the underwriters to purchase additional shares in the IPO) to redeem a number of shares of Class B common stock from our existing stockholders that is equal to the aggregate number of shares of Class A common stock that we issue to investors in the IPO (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and to The MasterCard Foundation. In the event that the underwriters do not exercise in full their option to purchase up to an additional 4,615,132 shares of Class A common stock from us in connection with the IPO, our certificate of incorporation will require us, subject to applicable law and to the board of directors’ fiduciary duties, prior to the time of our 2007 annual meeting of stockholders, to issue additional shares of Class A common stock in a public offering and to use the proceeds from such offering to redeem additional shares of Class B common stock so that, immediately following such subsequent offering and redemption, our existing stockholders will own approximately 41% of the aggregate number of shares of Class A common stock and Class B common stock at that time.

The change in ownership and governance, the IPO, the donation to The MasterCard Foundation and the reclassification and redemption of a portion of the shares held by our existing stockholders are collectively referred to as the “ownership and governance transactions” in this Report. Following the ownership and governance transactions, investors in the IPO are expected to own 61,535,098 shares of Class A common stock representing 46% of our equity and 82% of our general voting power (or 66,150,230 shares representing 49% of our equity and 83% of our general voting power if the underwriters exercise their option to purchase additional shares in full), The MasterCard Foundation is expected to own 13,500,047 shares of Class A common stock representing 10% of our equity and 18% of our general voting power (or 17% of our general voting power if the underwriters exercise their option to purchase additional shares in full) and our existing stockholders are expected to own 59,965,325 shares of Class B common stock representing 44% of our equity (or 55,350,193 shares representing 41% of our equity if the underwriters exercise their option to purchase additional shares in full) and shares of Class M common stock that entitle them to elect up to three of our directors and approve specified significant corporate actions but are otherwise non-voting.

Our Industry

We operate in the global payments industry which consists of all forms of payment including:

•	Paper—personal checks, cash, money orders, official checks, travelers cheques and other paper-based means of transferring value;

•	Cards—credit cards, charge cards, debit cards (including Automated Teller Machine (“ATM”) cards), stored value cards and other types of cards; and

•	Other Electronic—wire transfers, electronic benefits transfers and Automated Clearing House payments, among others.

The most common card-based forms of payment are general purpose cards, which are payment cards carrying logos that permit widespread usage of the cards within countries, regions or around the world. General purpose cards have different attributes depending on the type of accounts to which they are linked:

•	“pay later” cards, such as credit or charge cards, typically access a credit account that either requires payment of the full balance within a specified period (a charge card) or that permits the cardholder to carry a balance in a revolving credit account (a credit card);

•	“pay now” cards, such as offline and online debit cards, typically access a demand deposit or current account maintained by the cardholder; and

•	“pay before” cards, such as prepaid or electronic purse cards, typically access a pool of value previously funded.

The primary general purpose card brands include MasterCard, Visa, American Express, JCB, Diners Club and Discover. Historically, these brands—including MasterCard—were principally associated with “pay later” (credit or charge) cards in the United States and other major international markets. Today, MasterCard (and Visa) cards may be issued in any of the “pay later,” “pay now” or “pay before” categories.

“Pay now” cards may be further categorized into several sub-segments:

•	Offline debit cards, such as MasterCard-branded debit cards, are cards where the primary means of cardholder validation at the point of sale (“POS”) is for the cardholder to sign a sales receipt and where transaction data is exchanged in two discrete messages (one for authorization and another for clearing);

•	Online debit cards, such as Maestro-branded debit cards, are cards in connection with which cardholders generally enter a personal identification number (“PIN”) at a POS terminal for validation and where transaction data is exchanged through a single message with the initial authorization; and

•	Cash access cards, such as Cirrus-branded cards, are cards which permit cardholders to obtain cash principally at ATMs by entering a PIN.

MasterCard and Visa-branded cards comprise the primary offline debit cards. In addition to Maestro, the primary online debit card brands are Electron and Interlink (owned by Visa) and various regional or country-specific online debit networks brands, such as Star, Pulse (owned by Discover), NYCE and others in the United States, Interac in Canada and EFTPOS in Australia. In addition to Cirrus, the primary cash access card brands are Plus (owned by Visa) and the online debit network brands referenced above. Local domestic online debit brands are the primary brands in many countries. In these markets, issuers have historically relied on the Maestro and Cirrus brands (and Visa’s Plus and Interlink brands) to enable cross-border transactions, which typically constitute a small portion of overall volume.

In addition to general purpose cards, private label cards comprise a significant portion of all card based forms of payment. Typically, private label cards are issued by a merchant (such as a department store or gasoline retailer), and can be used only at the issuing merchant’s locations.

Payment Services

We provide transaction processing and other payment-related services to our customers. In connection with these services we also deploy dedicated customer relationship management teams to our key customers to bring them customized solutions built upon our expertise in payment programs, brand marketing, product development, technology, processing and consulting.

Processed Transactions and GDV

We generate revenues from the fees we charge our customers for providing transaction processing and other payment-related services. These fees are typically transaction-based and include fees for authorization and settlement. We also earn revenues by charging our customers assessments based on the gross dollar volume (GDV) of activity on the cards that carry our brands. Accordingly, our revenues are impacted by the number of transactions that we process and the use of cards carrying our brands. The tables below provide some information regarding these key drivers of our revenues.

The Processed Transactions table below includes information for all transactions processed by MasterCard, including Maestro and Cirrus online debit transactions, for the years ended December 31, 2005 and 2004.

Processed Transactions

(Transactions in millions)

	Year Ended December 31, 2005	Year-over-Year Growth	Year Ended December 31, 2004	Three Year Compound Annual Growth Rate(1)
All Processed Transactions	13,993	14%	12,324	16%
Offline Signature-based Processed Transactions	11,440	16	9,880	12
Online PIN-based Processed Transactions	2,553	4	2,444	47

(1)	Information in the online PIN-based processed transaction line includes POS and ATM transactions and reflects the migration of the Switch® brand to Maestro in the United Kingdom and the acquisition of the Redeshop® brand in Brazil in 2002. We believe that without the Switch migration the compound annual growth rate would have been 13% instead of 16% for all processed transactions and 18% instead of 47% for online PIN-based transactions. Redeshop transactions have been processed through our system principally commencing in 2005. We do not believe the Redeshop acquisition has had a material impact on the three year compound annual growth rate.

The MasterCard-Branded GDV table below provides information regarding the GDV for all MasterCard-branded card programs (excludes Cirrus and Maestro) and MasterCard credit and charge card programs in each of the United States, Europe and globally for the years ended December 31, 2005 and 2004. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

MasterCard-Branded GDV(1)

($ in billions)

	Year Ended December 31, 2005	Year-over-Year Growth		Year Ended December 31, 2004	Three Year Compound Annual Growth
		U.S. $	Local Currency (2)		U.S. $	Local Currency (2)
All MasterCard-Branded Programs
United States	$765	10%	10%	$699	8%	8%
Europe	453	14	13	398	23	14
Worldwide	1,661	13	12	1,467	13	9

All MasterCard Credit and Charge Programs(3)
United States	$576	5%	5%	$548	6%	6%
Europe	354	14	14	310	25	16
Worldwide	1,313	11	9	1,188	11	8

(1)	Maestro and Cirrus online debit transactions and other branded transactions are not included. The data set forth for GDV is derived from information provided by MasterCard members and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard’s members subsequent to the date of its release, which revisions and amendments may be material.
(2)	Local currency growth eliminates the impact of currency fluctuations and represents local market performance.
(3)	MasterCard offline debit transactions are not included.

Transaction Processing

Introduction.    We operate a system that links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. A typical transaction processed over our system involves four participants in addition to ourselves: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Consequently, the payment system we operate is often referred to as a “four-party” payment system. The following diagram depicts a typical point-of-sale card transaction.

In a typical transaction, a cardholder (A) purchases goods or services from a merchant (B) using a card. After the transaction is authorized by the issuer (D) using our network, the acquirer (C) pays the amount of the purchase, net of a discount, to the merchant. This discount, which we refer to as the merchant discount, takes into consideration the amount of the interchange fee described below. The issuer pays the acquirer an amount equal to the value of the transaction minus any interchange fee and posts the transaction to the cardholder’s account. Our rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between issuers and acquirers.

For participants in a four-party payment system, the economics of a card transaction vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash-withdrawal, and whether the transaction is processed over a network such as MasterCard’s or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

A significant portion of the merchant discount is generally paid from the acquirer to the issuer in the form of an interchange fee. The balance of the merchant discount is retained by the acquirer to cover its costs and profit margin. Acquirers may charge merchants processing and related fees in addition to the merchant discount. Issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit. As described below, we charge issuers and acquirers operational fees and assessments for the services we provide them.

Interchange fees represent a sharing of a portion of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are collected from acquirers and passed to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services which benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers. We establish default interchange fees (“MIFs”) in certain circumstances that apply when there are no other interchange fee arrangements in place between an issuer and an acquirer. We administer the collection and remittance of MIFs through the settlement process; however, we generally do not earn revenues from them. As noted above, MIFs are a significant component of the costs that merchants pay to accept payment cards and are subject to regulatory or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of MIFs and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A of this Report.

MasterCard Revenue Sources.    MasterCard generates revenues by charging transaction processing and related fees and GDV and card-based assessments to both issuers and acquirers. On an aggregate basis, we earned approximately 66% of our revenues in connection with operations fees and approximately 34% of our revenues in connection with assessments in 2005 and approximately 63% of our revenues in connection with operations fees and approximately 37% of our revenues in connection with assessments in 2004. Operations fees are typically transaction-based and include core authorization, clearing and settlement fees, currency conversion fees, switch fees, connectivity fees, fees for warning bulletins and related compliance programs, other operations fees such as hologram and acceptance development fees, and user-pay fees for a variety of services. Rebates and incentives are recorded as contra-revenues in accordance with U.S. Generally Accepted Accounting Principles (GAAP). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in Part II, Item 7 of this Report.

On a global basis, we generate a majority of our revenue from issuers. The allocation of our revenues between operations fees and assessments and among issuers and acquirers varies materially across our regions. Issuers typically pay operations fees and assessments. Acquirers principally pay assessments on GDV or cards and to a lesser extent certain operations fees.

Generally we process all MasterCard-branded domestic transactions in the U.S. and in a few markets outside of the United States. We process substantially all cross-border MasterCard, Maestro and Cirrus transactions. We charge relatively higher rates for settlement, authorization and switch fees on cross-border transactions and earn currency conversion fees if the transactions require conversion between two different currencies. Offline debit transactions are generally signature-based debit transactions and are processed and priced similar to credit transactions. Operating fees for processing online debit transactions (Maestro and Cirrus transactions) are priced in a similar manner as offline debit and credit transactions.

Assessments are calculated based on our customers’ GDV. Assessment rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit transactions are assessed at higher rates than online debit transactions. In addition, from time to time we may introduce assessments for specific purposes such as market development programs. These assessments are often introduced at the request of customers in a particular region or country.

We generate a significant amount of revenue from currency conversion. On a global scale, we have the ability to process transactions denominated in more than 160 currencies. These revenues are the result of cross-border transactions by cardholders that require currency conversion to settle the transactions between issuers and acquirers. MasterCard generally uses a wholesale rate increased by a certain percentage or a government-mandated rate to convert transactions in foreign currencies into U.S. dollars. Revenues from processing currency conversion transactions fluctuate with cross-border travel.

Authorization, Clearing and Settlement.    We facilitate the authorization, clearing and settlement of the transactions described above and similar transactions through our proprietary, worldwide computer and telecommunications network.

Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. MasterCard’s network provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. MasterCard clears transactions among customers through our central processing systems.

Once transactions have been authorized and cleared, MasterCard provides services in connection with the settlement of the transactions—that is, the exchange of funds along with associated fees. Settlement is provided through our Settlement Account Management system. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank chosen by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in a limited number of other selected currencies, in accordance with MasterCard’s established rules.

Credit and Offline Debit Processing.    Our transaction processing services are managed principally through our Global Technology and Operations center in O’Fallon, Missouri, a state-of-the-art worldwide network control facility with over 52,000 square feet of white computer room environment. Our core processing systems are large and highly scalable. We have the capacity to handle over 3.8 billion instructions per second but operate at only 70% capacity at a peak day, and we can substantially scale this capacity upon demand. MasterCard processes transactions in 160 currencies from 210 countries.

MasterCard-branded transactions (credit and offline debit transactions) are generally cleared through our centralized processing system, known as the Global Clearing Management System (GCMS), and the related information is typically routed among customers via our data transport network, which we refer to as Banknet. Both GCMS and Banknet have benefited from significant recent investments as a result of our five year, $160 million system enhancement strategy. As part of this strategy, we migrated Banknet to a virtual private network in 1997, a first for our industry. Since that time, our virtual private network has significantly reduced transaction processing times and enhanced data security for our customers. In our systems, transactions flow between nearly 1,000 endpoints distributed throughout the world rather than through a central location. This approach enhances the reliability of MasterCard transactions by providing several levels of redundancy.

GCMS has helped us to improve our time-to-market in introducing new programs and services. More importantly, using GCMS, we can partner with our customers to provide value-added services to merchants and cardholders. For example, issuers can use GCMS to develop promotions for segments of their card portfolios without investing in their own systems development. We believe that GCMS and our other recent systems enhancements position us well to pursue incremental processing opportunities.

Our transaction processing services are available 24 hours per day, every day of the year. In the event that our main processing facility in O’Fallon, Missouri, becomes disabled, we have a co-processing facility in Kansas City, Missouri. Our transaction processing systems have redundant power supplies and back-up processes to ensure continued operation in the event of a fault. We have consistently maintained core systems availability for our global processing systems at a rate in excess of 99%.

Online Debit Processing.    We also operate the MasterCard Debit Switch (“MDS”), which principally supports the processing of online debit transactions. The MDS switches financial messages, provides transaction and statistical reporting, and performs clearing and settlement between customers and other debit transaction processing networks. Unlike the authorization and clearing processes described above, which involve the exchange of transaction data in two discrete messages (one for authorization and again for clearing), the MDS generally operates as a “single message” system in which clearing occurs simultaneously with the initial authorization request.

In addition to continued investment in the MDS, MasterCard is enhancing its position in online debit processing through a series of initiatives. Since 2004, MasterCard has worked with issuers and acquirers to increase the routing priority of MasterCard’s systems for the processing of PIN POS transactions, and has begun to establish direct processing connections to major U.S. merchants. In addition, MasterCard has entered into an agreement with eFunds Corporation, a provider of electronic payments software and processing solutions, to provide end-to-end debit processing services for mid-sized to large issuers. As part of this agreement, MasterCard provides network services and eFunds provides card issuer processing, ATM, risk management and other support services to our customers.

Regional Transaction Processing.    We provide transaction processing (authorization, clearing and settlement) services for customers in the Europe region through our subsidiary MasterCard Europe. These services allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe. Recently, we have substantially completed a multi-year technical convergence project to fully integrate our European authorization clearing and settlement systems with our global clearing and settlement systems. In Australia, we also operate a separate regional processing facility for the Asia/Pacific region. This facility processes a majority of the MasterCard-branded transaction volumes for Australia and New Zealand.

Outside of the United States and a select number of other jurisdictions, most intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of our central processing systems. We do not earn transaction processing fees for such activity. Accordingly, we derive a significant portion of our non-U.S. revenues from processing cross-border transactions. As part of our strategy, we are developing and promoting domestic processing solutions for our customers that are designed to leverage our significant investments in our global and regional processing systems. For example, during 2003, MasterCard Europe began authorizing and clearing transactions for the members of S2 Limited, formerly known as Switch Card Services Limited, which operate an electronic domestic debit card network in the United Kingdom under the Switch® brand, as part of an agreement to migrate Switch branding to Maestro by 2007. In Brazil, we acquired the local debit brand Redeshop® in 2002. The Switch migration and Redeshop acquisition have resulted in significant increases in our local processing debit volume in the United Kingdom and Brazil, respectively.

Customer Relationship Management

We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. We have implemented an internal process to identify our key customers on a global and regional basis based on what we consider to be appropriate business opportunities and to organize our relationships with them to ensure that their priorities are consistently identified and incorporated into MasterCard’s project, brand, processing, technology and related strategies. To achieve this, we undertake an integrated customer planning process with key customers on an annual basis.

We also seek to enter into business agreements with key customers through which we offer financial incentives and other financial support to issue and promote our cards. These incentives often consist of a reduction in our volume-based fees and assessments for certain customers based on the achievement of GDV targets or other performance metrics. We believe that our business agreements with key customers have contributed to our strong volume and revenue growth in recent years.

The pricing terms and duration of the agreements with our customers vary significantly. Most of our customer relationships are not exclusive, and may be terminated in a variety of circumstances. See “Risk Factors —Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” and “—Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a material adverse impact on our business” in Part I, Item 1A of this Report. In addition to our key customer agreements, we have standard licensing arrangements with all of our customers that permit them to use our trademarks and subject them to the rules governing our payment programs. Those customers with whom we do not have customized agreements are generally subject to standardized pricing arrangements.

MasterCard Programs

MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers. Our principal payment programs, which are facilitated through our brands, include consumer credit and debit programs, commercial payment solutions and stored value programs. Our issuers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and marketing strategy—in order to ensure that a consistent value proposition is provided to cardholders and/or merchants by our customers in connection with these programs.

Consumer Programs—Credit and Charge

Overview.    MasterCard offers a number of consumer credit and charge (“pay later”) programs that are designed to meet the needs of our customers. For the year ended December 31, 2005, our consumer credit and charge programs have generated approximately $1.2 trillion in GDV globally, representing 71% of our total GDV for the period. As of December 31, 2005, the MasterCard brand mark appeared on approximately 611 million consumer credit and charge cards worldwide, representing 9% growth from December 31, 2004.

United States.    We offer customized programs to address specific consumer segments. Our consumer credit programs include Standard, Gold, Platinum and World MasterCard cards. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services, such as loyalty reward programs, associated with a card. Platinum MasterCard cards are offered with still higher credit lines or spending limits and also provide a full range of card enhancement services. World MasterCard cards, which are aimed at affluent households, have no preset spending limit and the option to revolve a designated portion of the charges made and to choose the categories in which reward points are received.

International.    In addition to the programs offered in the United States, MasterCard also offers a variety of other consumer card programs in selected markets throughout the world. For example, MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. The MasterCard Unembossed program encourages merchants to submit transactions electronically for authorization while providing cardholders with a global acceptance network. MasterCard has also created innovative, alternate card forms to help our customers differentiate their programs. For example, MasterCard mc2™ cards are chip-enabled, which provides security and additional functionality, and feature a distinctive cutaway corner card design. MasterCard has launched MasterCard mc2 programs in the Europe, Latin America/Caribbean and Asia/Pacific regions.

General Services.    The services provided in connection with all MasterCard credit cards and for which we charge issuers include lost/stolen card reporting, emergency card replacement and emergency cash advance. Optional services, such as emergency travel assistance, are also available on many MasterCard cards. These services are generally provided through third-party service providers arranged by MasterCard, including a licensed insurance company retained by MasterCard to provide insurance services.

Consumer Programs—Deposit Access

Overview.    MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in checking, demand deposit and other accounts. Our deposit access (“pay now”) programs may be branded with the MasterCard, Maestro and/or Cirrus marks, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard- and Maestro-branded debit cards may be used to make purchases at the point of sale. Like our consumer credit programs, we support debit Gold MasterCard programs and debit Platinum MasterCard programs that issuers can offer as premium services to cardholders. Issuers may also provide enhancement services and loyalty rewards programs in connection with debit cards carrying our brands. In recent years we have increased the size of our debit programs in key countries through our acquisition of the Redeshop® brand in Brazil in 2002 and through our agreement with S2 Limited to shift branding and processing from the Switch® brand to Maestro in the United Kingdom by 2007.

Offline Debit Card Programs.    We offer MasterCard-branded offline debit card programs in the United States and other countries. Through our agreement with eFunds Corporation, we market eFunds’ processing services as an integrated component of our debit programs. The agreement is intended to add a flexible, end-to-end debit transaction processing solution to the services and products already available to our customers.

As a result of the settlement agreement in the U.S. merchant lawsuit, MasterCard has taken a number of actions to modify its MasterCard-branded offline debit card programs in the United States. Among other things, MasterCard has adopted rules that allow merchants to reject MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards, and vice versa. However, U.S. merchants who choose to accept MasterCard-branded debit cards must accept all MasterCard-branded debit cards. See “Risk Factors—Business Risks—We have repealed our Competitive Programs Policy as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result” in Part I, Item 1A of this Report.

Maestro.    Maestro is MasterCard’s global online debit program. Based on information from our customers, we estimate that, at December 31, 2005, the Maestro brand mark appeared on approximately 601 million cards worldwide, including 42 million MasterCard-branded cards, representing 5% growth from December 31, 2004. Based on the same information, we also believe that Maestro was accepted for purchases at more than 9 million merchant locations globally. We believe that our Maestro brand has a leading position among online debit brands in many markets throughout the world, particularly in Europe. We believe that the strong presence of Maestro in Europe will position us well when the Single European Payments Area initiative, which will create a more integrated payment market in Europe, is implemented. We believe that the global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers. Maestro cards are issued, and Maestro transactions are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to MasterCard credit and offline debit transactions.

Cirrus.    We make the Cirrus brand available to customers to provide global cash access for our customers’ proprietary ATM cards. We believe the Cirrus brand provides cash access at more than 1.5 million participating ATMs and other cash dispensing locations around the globe, making it one of the world’s largest cash access brands. Generally, cardholders with cards bearing the MasterCard, Maestro or Cirrus logo may use a network ATM to access funds on deposit in their accounts (if a debit card is used) or to obtain a cash advance (if a credit card is used). Typically, ATM cards contain multiple cash access logos and the Cirrus brand enables a transaction (which will then be processed by the MDS) only if there is no regional or domestic cash access brand that is capable of doing it.

Commercial Payment Solutions

MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2005, our commercial credit and charge programs generated approximately $128 billion in GDV globally, representing 8% of our total GDV for that period. GDV from commercial credit and charge programs grew globally by approximately 25% on a U.S. dollar basis for the year ended December 31, 2005, compared to the same period last year.

We offer various corporate payment products, including corporate cards, corporate executive cards, corporate purchasing cards and fleet cards that allow our customers to manage travel and entertainment expenses and provide customers with additional transactional detail. The MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs—travel, purchasing and fleet—into a single card or account, thereby reducing the costs of managing multiple card programs. Our Multinational Corporate Program allows issuers to manage and consolidate these corporate card programs for multinational organizations that require commercial cards in more than one country. We also offer a variety of payment programs for public sector entities that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard® and Executive BusinessCard are targeted at the small-business segment, offering business owners the ability to gain access to working capital, extend payments and separate business expenses from personal expenses.

MasterCard has also developed programs that offer benefits to organizations ranging from small businesses to large corporations by integrating payment transaction data into financial systems. Such programs, which aim to facilitate paperless end-to-end corporate purchasing for our customers, include MasterCard e-P3™ (accounts payable re-engineering), MasterCard ExpenSys™ (expense reporting), MasterCard Smart Data (management reporting) and MasterCard SmartLink (enterprise reporting systems).

Stored Value Programs

Stored value (“pay before”) programs involve a balance account that is funded with monetary value prior to use. Holders can access funds in the account via a traditional magnetic stripe or chip-enabled payment card (prepaid cards) or paper-based travelers cheques.

MasterCard’s customers may implement prepaid payment programs using any of the MasterCard family of brands (MasterCard, MasterCard Electronic, Maestro or Cirrus). MasterCard provides processing services, including authorization, clearing and settlement, in support of either magnetic stripe or chip-enabled prepaid card programs and can maintain card account balance information. Prepaid card programs can be customized to meet the needs of unique corporate and consumer segments and can be issued in connection with various programs such as gift, teen, employee benefit, payroll, travel, incentive and project management programs.

Consulting, Information and Related Services

Our MasterCard Advisors group provides our customers and its other clients with a wide range of consulting services and information and other products associated with their payments activities and programs. In 2004, MasterCard Advisors expanded existing services in the areas of research, customer relationship management, database marketing and researching, information and risk management consulting, and outsourcing. Such expansion included the acquisitions of The Tower Group, Inc., a research and advisory firm, in February 2004 and Watch Hill Partners, Inc., a customer relationship management consultancy, in May 2004. In addition, MasterCard Advisors introduced new services in the area of database researching, including the launch of the SpendingPulse™ national retail data service, which aggregates and analyzes MasterCard’s transaction processing data in the United States to produce estimates of U.S. retail sales. In the second quarter of 2005, MasterCard Advisors launched MasterCard Rewards Services, a fully integrated end-to-end rewards program in Europe. MasterCard Advisors charges our customers others fees for its professional services. MasterCard Advisors does not make a significant contribution to our revenues.

Emerging Technologies

MasterCard contributes to innovation in the payments industry through several initiatives, including developments in the areas of electronic commerce, smart cards and mobile commerce. MasterCard encourages new initiatives in the area of electronic commerce by researching and developing a range of emerging technologies designed to offer business opportunities to MasterCard and our customers. MasterCard manages smart card development by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to capture more consumer data. As of December 31, 2005, almost 257 million smart cards bearing our brands had been issued worldwide. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including a smart cards standards organization with other participants in the industry that maintains specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard also encourages new initiatives in the area of mobile commerce and wireless payment development by working with customers and leading technology companies. Finally, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point of interaction devices.

Marketing

We manage and promote our brands for the benefit of all customers through brand advertising, promotional, interactive and sponsorship initiatives. We strive to have our consumers associate the MasterCard brand with “The Best Way to Pay for Everything that Matters®.” Our marketing activities combine advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase consumer awareness of MasterCard and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our brand-building initiatives are conducted for our benefit as well as for the benefit of our customers.

Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign, launched in the United States in 1997, has run in 50 languages across 106 countries. The “Priceless” campaign promotes MasterCard’s acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. In order to promote usage of our cards, we also sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers.

We also seek to increase MasterCard brand awareness and preference, and to encourage card usage and loyalty, by sponsoring a variety of sporting and entertainment properties that support the “Priceless” campaign and MasterCard brand positioning. In soccer, MasterCard is the exclusive payment system sponsor of the FIFA World Cup. We also sponsor other leading soccer events, including the Union of European Football Associations (“UEFA”) European Championship and the UEFA Champions League in Europe. In golf, we are a sponsor and the preferred card of the PGA Tour, the Champions Tour, the PGA of America, the LPGA, the European PGA Tour and other events. In baseball, we are the exclusive payments brand sponsor of Major League Baseball and have also established separate marketing and sponsorship arrangements with over half of the Major League Baseball teams during the 2005 season. In football, we have established sponsorship arrangements with the majority of the National Football League teams. MasterCard is the exclusive payments brand sponsor for the National Hockey League. Finally, as part of our marketing strategy in family entertainment, we have a long-term sponsorship arrangement with certain business units of NBC Universal that entitles MasterCard to marketing and promotional programs with certain of Universal’s motion picture, theme park, music and home video properties.

Merchant Acceptance Initiatives

We estimate that, at December 31, 2005, cards carrying the MasterCard brand were accepted at over 23 million merchant locations around the world. As of the same date, we believe that MasterCard-branded cards were also accepted at over 1.5 million ATMs and manual cash access locations. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent analysts in Australia, Canada and the United States.

Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. On the one hand, large merchants are supporting many of the legal and regulatory threats to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk Factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Part I, Item 1A of this Report. In addition, we may be required to increase the amount and scope of incentives that we provide to merchants to encourage the acceptance and usage of our cards, which may adversely affect our business. On the other hand, we believe there are many opportunities to enhance our relationships with merchants and to continue to expand acceptance of our cards. For example, in 2004 we made available directly to merchants those portions of our rules that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. We have also begun to hold meetings with merchant advisory groups that have been established in key global markets including the United States, Canada and Australia.

We aim to maintain the unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the categories of merchants that accept cards carrying our brands. We are presently focused on expanding acceptance in electronic commerce environments, in fast through-put businesses such as fast food restaurants, and in public sector payments, such as those involving taxes, fees, fines and tolls, among other categories. Second, we seek to increase the number of payment channels where MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with recurring payment applications. Third, we seek to increase usage of our programs at selected merchants by sponsoring a wide range of promotional programs on a global basis. We also enter into arrangements with selected merchants under which these merchants receive incentives or discounts to consumers for the use of MasterCard-branded programs or otherwise indicate a preference for MasterCard-branded programs when accepting payments from consumers.

We also support technical initiatives designed to make MasterCard card acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. In addition, MasterCard PayPass™, a “contactless” payment solution that enables consumers simply to tap or wave their payment card on a specially equipped terminal, is designed to help our customers further grow their businesses by capturing a portion of transactions that were previously cash-based and increasing card activity on underutilized card accounts and reduces transaction time, which appeals to merchants in fast through-put businesses. In 2004, McDonald’s agreed to accept PayPass at thousands of its locations in the United States. PayPass pilot programs have been expanded to include customers and merchants in the Asia/Pacific region and Canada. As of December 31, 2005, more than 4.6 million PayPass Cards were issued in the United States, largely in Atlanta, Denver and New York.

We also view recurring payments as a significant opportunity to expand MasterCard card acceptance and usage, and we are working with customers to encourage consumers to make recurring bill payments in a variety of categories—including telephone, cable, utilities and insurance—on their MasterCard-branded cards.

In addition, we provide research, marketing support and financial assistance to our customers and their marketing partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charity, educational or similar organization.

Membership Standards

We establish and enforce rules and standards surrounding membership in MasterCard International and the use and acceptance of cards carrying our brands.

Rulemaking and Enforcement

Membership in MasterCard International and its affiliates is generally open only to banks and other regulated and supervised financial institutions. Applicants for membership must meet specified membership eligibility requirements, which may vary between regions.

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses convey intellectual property rights to members, including access to the network and usage of our brands. Risk management reviews and anti-money laundering due diligence reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program. As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations (“Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement, member failures and allocation of losses. In Europe, certain of these standards will be established and enforced by our European Board after the consummation of the global ownership and governance transactions.

To help ensure that members conform to the Standards, we run a number of compliance programs including reviewing card programs proposed by members and requiring members to undergo an annual audit by an independent certified public accountant (or similar examination by a regulatory authority). To tailor MasterCard’s programs and services to the needs of local markets, we have approved a number of variations to the Standards applicable to specific regions.

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,200 principal members of MasterCard, Maestro and Cirrus, and approximately 3,100 affiliate debit licensees. Our estimated gross legal settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $15.6 billion as of December 31, 2005. See Note 19 to our Consolidated Financial Statements herein. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 22,700).

To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic and political operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which it operates indicates that it may not be able to satisfy its obligations to us or other MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of letters of credit and bank guarantees. As of December 31, 2005, we have required our members to post $1.5 billion in collateral held for legal settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. However, MasterCard has never terminated a member due to the member’s risk profile.

For liquidity protection in the event of member settlement failure, we have established a $2.25 billion committed credit facility, which is subject to renewal. See “Risk Factors—Risks Related to Our Business—Business Risks—As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our members default on their MasterCard, Cirrus or Maestro settlement obligations” in Part I, Item 1A of this Report. Subject to approval by the Board of Directors, members may be charged for the amount of settlement losses incurred during the ordinary activities of the Company. Following the ownership and governance transactions, we will no longer have the right to impose special assessments arising out of extraordinary events on members. See “Risk Factors—Risks Related to Our Business—Business Risks—Upon completion of the ownership and governance transactions, we will no longer have the right to impose special assessments upon the members of MasterCard International, which could leave us exposed to significant losses that could materially and adversely affect our results of operations, cash flow and financial condition or, in certain circumstances, even cause us to become insolvent” in Part I, Item 1A of this Report.

Payment System Integrity

The integrity of our payment system is affected by fraudulent activity and other illegal uses of our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information resulting from security breaches of systems that store cardholder account data. See “Risk Factors—Risks Related to Our Business—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Part I, Item 1A of this Report. Fraud is also more likely to occur in transactions where the card is not present, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt is generally unavailable.

We monitor areas of risk exposure and enforce our rules and standards to combat fraudulent activity. We also operate several compliance programs to ensure that the integrity of our payment system is maintained. Key compliance programs include excessive chargeback, merchant audit and account data compromise programs. Our members are also required under our rules to report instances of fraud to us in a timely manner.

Our customers are responsible for fraud losses associated with the cards they issue or the merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of cards carrying our brands. We provide education programs and various risk management tools to help detect fraud including MasterCard SecureCode™, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and Site Data Protection, a program that assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises. Generally, we charge our customers fees for these anti-fraud programs and services.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business. For a description of material risks, see Part I, Item 1A—Risk Factors of this Report. The degree to which MasterCard manages risk is vital to its financial condition and profitability. Managing risk is the responsibility of our business units and is an integral component of our business activities. A dedicated Enterprise Risk Management (ERM) group provides risk management analysis, support, coordination and oversight across MasterCard. Through ERM, we are identifying, assessing, mitigating and monitoring key business risks in a consistent manner.

Some of our key ERM activities have included: developing an ERM framework, policy and risk governance structure; identifying and categorizing key internal and external risks; creating risk reporting; determining mitigating activities and action plans; and providing a risk-weighted decision-making methodology for the strategic planning process.

Intellectual Property

We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ card issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, security systems and other matters, some of which may be important to our business operations.

Competition

MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based payment systems. As a result of a global trend in which electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, we have gained market share versus cash and checks in recent years. However, cash and checks still capture the largest overall percentage of worldwide transaction volume.

Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express and JCB, among others. In specific countries, we face significant competition from other competitors such as Discover/Novus in the United States. Within the global general purpose card industry, Visa has significantly greater volume than we do. In certain countries, other competitors also have leading positions, such as JCB in Japan. Our deposit access programs also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Star, NYCE and Pulse in the United States, Interac in Canada and EFTPOS in Australia. We also compete against businesses that issue their own payment cards such as retail stores and petroleum companies. New competitors may also enter our marketplace from time to time. For example, China Union Pay has been established as the predominant domestic card acceptance brand in the People’s Republic of China, and is seeking to expand its acceptance and cash access network internationally.

Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business” in Part I, Item 1A of this Report. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have generally avoided the same regulatory scrutiny and litigation challenges we face and, accordingly, may enjoy a competitive advantage over four-party payments systems.

In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. For example, under the settlement agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our Competitive Programs Policy, some of our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Finance have announced that they have begun to issue or will issue American Express or Discover-branded cards. See “Risk Factors—Business Risks—We have repealed our Competitive Programs Policy as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result” in Part I, Item 1A of this Report. Finally, we are being sued in several state and federal courts because of our currency conversion practices. The outcome of these lawsuits potentially could require us to change our currency conversion practices, which may have a material adverse effect on our business. We cannot predict the final outcome of our various litigations and other regulatory proceedings. For a description of these and other matters, see Note 18 to the Consolidated Financial Statements herein.

We compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries throughout the world, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality”, we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual,” meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well, due to Visa’s historical debit exclusivity rule. As a result of the litigation with the U.S. Department of Justice, Visa’s debit exclusivity rule is no longer enforceable. However, Visa enacted a bylaw that imposes a fee on its 100 largest issuers of debit cards in the United States if they reduce their Visa debit volume by more than 10% which, if enforced, may prevent us from acquiring business from current Visa customers. In non-dual countries, we compete with Visa for a customer’s entire business.

We face increasingly intense competitive pressure on the prices we charge our customers. In order to stay competitive, we may have to increase the amount of incentives we provide to our customers, including possible pricing discounts. Over the past several years, we have experienced continued pricing reductions. We seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. However, our customers can terminate their business agreements with us in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with a competitor, resulting in a loss of business for MasterCard. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may create pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

In addition, we face competition with respect to particular segments of the payment card industry. In the United States, for example, MasterCard-branded transactions account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low market penetration in the United States. In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from offline, signature-based debit transactions to online, PIN-based transactions, because the latter types of transactions are more likely to be processed by ATM/debit point-of-sale networks as opposed to us.

We also face competition from transaction processors such as First Data Corporation and Total Systems, some of which are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors have significantly greater scale than we do, which may provide them with a cost advantage. If these processors grow their transaction volumes more quickly than we do, their scale advantages over us may accelerate and they could capture some of our core processing business. Similarly, some of our competitors provide currency conversion services at the point-of-sale through dynamic currency conversion. Dynamic currency conversion occurs when a transaction is converted at the individual merchant location in real time from the currency of the merchant into the cardholder’s billing currency, thereby bypassing MasterCard’s currency conversion processes. When MasterCard performs currency conversion centrally, the transaction is submitted to MasterCard in the currency of the merchant and is converted by MasterCard into the cardholder’s billing currency. The growth of dynamic currency conversion services could reduce our currency conversion volumes, which could adversely affect our revenues.

We also compete against new entrants that have developed alternative payment systems such as PayPal and payments across mobile devices. Among other things, these competitors provide Internet currencies that can be used to buy and sell goods on-line, “virtual checking” programs that permit the direct debit of consumer checking accounts for on-line payments, and services that support payments to and from proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet to support their services, and may enjoy lower costs than we do. In mobile commerce, we also face competition from established network operators. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill.

We believe that the principal factors affecting our competitive position in the global payments industry are:

•	pricing;

•	customer relationships;

•	the impact of existing litigations, legislation and government regulation;

•	the impact of globalization and consolidation of financial institutions and merchants;

•	the acceptance base, reputation and brand recognition of payment cards;

•	the quality and integrity of transaction processing;

•	the relative value of services and products offered;

•	the success and scope of marketing and promotional campaigns;

•	and the ability to develop and implement new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In recent years the regulatory environment in which we operate has become increasingly stringent. In particular, interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions. See Note 18 to the Consolidated Financial Statements contained herein.

Furthermore, MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is impacted by such regulations. Certain of our operations are periodically reviewed by the Federal Financial Institutions Examination Council to ensure our compliance with applicable data security requirements, for example. In recent years, the federal banking regulators have adopted a series of regulatory measures intended to require more conservative accounting, greater risk management and higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. In addition, MasterCard Europe operates a retail payment system in Europe and is subject to oversight by the National Bank of Belgium pursuant to standards published by the European Central Bank that are principally targeted at managing financial, legal and operations risk.

In addition, aspects of our operations or business are subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control. For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the banking regulators’ information safeguards rules under the Gramm-Leach-Bliley Act. The rules require each financial institution (including us) to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. In the United States, there are a number of bills pending in Congress and there have been several congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2006 which if implemented, could affect us and our customers. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council passed the European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data.

MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act, which has required MasterCard to create and implement a comprehensive anti-money laundering program and has imposed similar requirements on some of our customers. Our anti-money laundering program must, at a minimum, include the designation of a compliance officer, provide for the training of employees regarding anti-money laundering responsibilities, provide internal policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

We are also subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control (OFAC). While MasterCard has no business operations, subsidiaries or affiliated entities in Syria, Iran, Sudan, North Korea, Cuba or Libya, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries, which have each been identified by the U.S. State Department as terrorist-sponsoring states and are subject to OFAC restrictions. Our reputation may suffer due to our association with these countries, which in turn could have a material adverse effect on the valuation of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, in 2005 and 2004, regulations implementing the Fair and Accurate Credit Transactions Act were issued that, among other things, make permanent the preemptive effect of several provisions of the Fair Credit Reporting Act that could have a material impact on our customers’ businesses. Additional implementing regulations are anticipated later this year. One such regulation pertaining to “risk-based pricing” could have a significant impact on the application process for credit cards, resulting in increased costs of issuance and/or a decrease in the flexibility of card issuers to set the price of credit. There is also increasing scrutiny among regulators and Congress with respect to our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to price credit freely could result in reduced amounts of credit available to consumers, and therefore potentially reduce our transaction volume and revenues.

The U.S. Congress is also presently considering regulatory initiatives in the areas of Internet gambling, Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us or our customers. Most U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, privacy, disclosure rules, security, and marketing that would impact our customers directly, in part due to increased scrutiny of our customers’ underwriting standards. The implementation of recently enacted bankruptcy reform legislation in the United States may also directly affect our customers’ business models for their payment cards business. The U.S. Congress has also examined the practices of credit card issuers in general, which could lead to significant legislative restrictions. These new requirements and developments may affect our customers ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

In addition to the review of interchange fees, regulators in the United States and elsewhere are considering a variety of proposals to address such matters as privacy, data use and disclosure rules that, if implemented, could adversely impact our business and our prospects, or the businesses of our customers. For a discussion of certain risks associated with these and other regulatory initiatives, see “Risk Factors Legal and Regulatory Risks—The payments industry is generally the subject of increasing global regulatory focus, which may impose costly new compliance burdens and costs on us and our customers and lead to decreased transaction volumes through our systems” and “Risk Factors—Legal and Regulatory Risks—Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards and could increase our costs” in Part I, Item 1A of this Report.

Outside of the United States, a number of jurisdictions have implemented legal frameworks to regulate their domestic payments systems. For example, regulators in Mexico, Colombia, Singapore and Malaysia have been given statutory authority to regulate certain aspects of the payments systems in those countries. In the case of Singapore and Malaysia, one of the main policies behind the regulations is to protect the stability of the financial systems of those countries. In Malaysia, there is presently no further requirement other than registration and the supply of information. In Singapore, MasterCard does not fall into the ambit of active regulation at present but we may be required to supply information to the regulators in the future.

Employees

As of December 31, 2005, we employed approximately 4,300 persons, of which approximately 1,400 were employed outside of the United States. We consider our relationship with employees to be good.

SEC Reports

Our periodic reports filed with the U.S. Securities and Exchange Commission are available for review on our website at www.mastercardintl.com. The information contained on our website is not incorporated by reference into this Report.

Item 1A.    Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant bank (the acquirer) to the cardholder bank (the issuer) in connection with transactions initiated with our payment system’s cards. Interchange fees, including MasterCard’s default interchange fees (MIFs), are subject to increasingly intense regulatory scrutiny worldwide as they have increased in recent years and as card-based forms of payment have become relatively more important to local economies. Regulators are seeking to reduce these costs through regulatory action. For example:

•	In the European Union, the European Commission has issued a Statement of Objections challenging MasterCard’s cross-border MIF under European Union competition rules and has recently stated that it intends to issue a supplemental statement of objections in the near future. If we do not obtain a favorable ruling, the European Commission could order us to change the manner in which MasterCard calculates its cross-border MIF.

•

In the United Kingdom the Office of Fair Trading (OFT) issued a decision on September 6, 2005 concluding that MasterCard’s U.K. MIFs contravene U.K. and European Union competition laws. If this decision is upheld on appeal, it could have a significant adverse impact on the revenues of MasterCard’s

U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, the OFT has stated that it will commence a new investigation of MasterCard’s current U.K. MIFs and, if it determines that they contravene U.K. and European Union competition law, it will issue a new decision and possibly levy fines accruing from the date of its first decision. This new investigation will examine whether the new methodology for setting U.K. MIFs adopted by MasterCard in November 2004—in connection with which MasterCard withdrew the authority of the U.K. members to set domestic MIFs and related fees and conferred such authority exclusively on MasterCard’s President and Chief Executive Officer—contravenes applicable law.

•	In Australia, the Reserve Bank of Australia has enacted regulations controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours, that do not regulate the merchant discount charged by proprietary end-to-end networks (such as those offered by American Express or Discover), which have already benefited from these regulations.

Interchange fees are also being reviewed in a number of other jurisdictions, including Colombia, Mexico, New Zealand, Poland, Portugal, Norway, Sweden, Brazil, Hungary and Spain. We believe that regulators are increasingly adopting a coordinated approach to interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange in other jurisdictions. In the United States, interchange fees have also been the topic of increased congressional and regulatory interest. In particular, the U.S. House of Representatives has passed a bill that would commission a study by the Federal Trade Commission of the role of interchange in alleged price gouging at gas stations. In February 2006, the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on interchange fees. Also, the general topic of interchange fees has been raised in hearings and other forums, including conferences held by various Federal Reserve banks. Individual state legislatures in the United States are also reviewing interchange fees. For instance, legislators in Washington State and Kentucky have proposed bills that would limit or cap interchange fees. Finally, the Merchants Payment Coalition, a coalition of trade associations representing businesses that accept credit and debit cards, is mounting a challenge to interchange fees in the United States by seeking legislative and regulatory intervention.

In addition, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed over forty class-action suits alleging that our interchange fees violate federal antitrust laws. These suits allege, among other things, that MasterCard’s purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages in an unspecified amount, attorney’s fees and injunctive relief. See Note 18 to the Consolidated Financial Statements herein. We are devoting substantial management and financial resources to the defense of MIFs and to the other legal and regulatory challenges we face.

If issuers cannot collect or are forced to reduce interchange fees, they may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in a four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. If we are less successful than Visa in defending interchange fees, we could also be competitively disadvantaged against Visa. If we are ultimately unsuccessful in our defense of interchange fees, such regulation may have a material adverse impact on our revenue, our prospects for future growth, and our overall business.

If we are found liable in any of the cases brought by American Express or Discover, we may be forced to pay substantial damages.

In 1998, the U.S. Department of Justice filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that certain aspects of the governance of MasterCard and Visa were unlawful, and that MasterCard’s Competitive Programs Policy (CPP) and a similar Visa bylaw provision that prohibited financial institutions participating in the respective systems from issuing competing proprietary payment cards (such as American Express or Discover) acted to restrain competition. Although we were successful in defending the relevant aspects of our governance structure at trial, the Second Circuit Court of Appeals affirmed the trial court judge’s ruling that our CPP and Visa’s bylaw constituted unlawful restraints of trade under the U.S. federal antitrust laws. Based on the final judgment in this matter, our CPP became unenforceable in October 2004 and was subsequently repealed. Thereafter, Discover and American Express each filed suit against us, Visa U.S.A. Inc. and Visa International Services Association alleging that the CPP and Visa’s bylaw provision caused each injury by unlawfully restraining trade under the U.S. federal antitrust laws. Discover also alleges that it suffered injury by reason of our rules, which required merchants in the United States to accept our debit cards if they accepted other MasterCard-branded cards, before these rules were modified as part of the U.S. merchant lawsuit described below. The American Express complaint names a number of member banks as co-defendants. In connection with their respective claims, American Express and Discover each requested that the district court give collateral estoppel effect to its findings in its judgment in the Department of Justice litigation. Although the district court has denied that request at this stage in the litigation, the court indicated that American Express and Discover may refile a motion for collateral estoppel after further proceedings. If the court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiffs’ claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be.

Neither American Express nor Discover has specified the amount of damages sought and, due to the considerable uncertainty associated with these proceedings, it is currently not reasonably possible to estimate the amount or range of any potential liability. Each of American Express and Discover has conveyed their belief that these damages are substantial. Moreover, because these actions have been brought under the U.S. federal antitrust laws, any actual damages will be trebled and we may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the adverse effect upon us of any adverse judgment. If we are unsuccessful in defending against either or both of these lawsuits, the ultimate liability for MasterCard could have a material adverse effect on our results of operations, financial position and cash flows in the quarterly and annual period when such losses are recognized, could have a material adverse effect on our overall financial position, or, in certain circumstances, even cause us to become insolvent. Similarly, if we decide to settle either or both lawsuits or if we establish provisions in connection with them (which will depend on our continuing reconsideration of the progress of the litigation), such a settlement or the establishment of such provisions could also have such a material adverse effect. See “Risk Factors—Legal and Regulatory Risks—If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected” and Note 18 to the Consolidated Financial Statements herein.

If we are ultimately unsuccessful in any of our various lawsuits relating to our currency conversion practices, our business may be materially and adversely affected.

We generate significant revenue from processing cross-border currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In particular, a trial judge in California found that our currency conversion practice is deceptive under California state law, and ordered us to mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The final judgment and restitution process have been stayed pending MasterCard’s appeal. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to our cardholders outside of California. We have succeeded in having several of these cases dismissed or transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions. The class actions allege that our currency conversion practices violate federal antitrust laws. See Note 18 to the Consolidated Financial Statements herein. If we are unsuccessful in defending against these lawsuits, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices.

Based upon litigation developments, certain of which were favorable to MasterCard, and progress in ongoing settlement discussions in these currency conversion cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded an additional $75 million of legal reserves in 2005. As a result of this additional reserve, we have now established total legal reserves of $89 million in connection with these currency conversion cases. Based on future developments, this estimate may be revised. The amount of damages sought has not been specified in any of these cases.

If we are found liable in any of the other litigations that have been brought against us or in any other litigation to which we may be subject in the future, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability.

There are currently actions against MasterCard International in a number of state courts and the District of Columbia. In a number of these state courts, there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit, which was brought on behalf of a class of U.S. merchants against MasterCard International and Visa and alleged, among other things, that our “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. The plaintiffs also asserted that we and Visa conspired to monopolize what they characterized as the point-of-sale debit card market. In June 2003, MasterCard International entered into a settlement agreement that resolved the U.S. merchant lawsuit and contract disputes with certain customers. The settlement agreement required, among other things, that we pay $125 million in 2003 and $100 million annually each December from 2004 through 2012. See Note 16 to the Consolidated Financial Statements herein for a description of the settlement agreement. The putative consumer class actions are not covered by the terms of the June 2003 settlement agreement. These actions assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. In addition to these litigations, we are also being sued in several other state and federal courts under both federal antitrust laws and state common and statutory law in connection with certain of our rules, including those related to chargeback transactions. Chargebacks refer to the situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of the cardholder or for some other reason. The claims directed at our chargeback rules allege that MasterCard’s chargeback policies and related rules violate Section 1 and Section 2 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade, and monopolization or attempted monopolization, respectively. The claims allege that such rules constitute unlawful agreements and/or monopolization in restraint of trade. In addition, the complaints contain claims under state common law, including breach of contract, tortious interference with contract and breach of covenant of good faith and fair dealing. None of the putative consumer class actions specifies the amount of damages sought and, except for one lawsuit in which the plaintiff seeks $60 million in compensatory damages as well as $180 million in punitive damages, none of the lawsuits relating to chargeback transactions specifies the amount of damages sought. See Note 18 to the Consolidated Financial Statements herein. We may also be sued in the future in the United States or in other jurisdictions by our customers, merchants or consumers for substantial damages or injunctive relief in connection with our business practices. If we are unsuccessful in our defense against the consumer class actions, the merchant chargeback litigations, or any other litigation, we may be forced to pay damages and/or change our business practices and pricing structure, any of which could have a material adverse effect on our revenue and profitability.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

Except with respect to currency conversion litigations, we have not established reserves for any of the legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. A plaintiff in one of our antitrust litigations has asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed our capital and ability to pay and that the damages in such lawsuit and in our other pending litigations are likely to be in the billions of dollars before trebling. See Note 18 to the Consolidated Financial Statements herein.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

As a result of antitrust litigation that was brought against us by the U.S. Department of Justice, until October 15, 2006, we are required to permit issuers with which we have entered into business agreements in the United States before October 15, 2004 to terminate those agreements without penalty in order to enter into agreements with American Express or Discover. In addition, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 18 to the Consolidated Financial Statements herein. These limitations and any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

The payments industry is generally the subject of increasing global regulatory focus, which may impose costly new compliance burdens on us and our customers and lead to decreased transaction volumes through our systems.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, our customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulation applicable to us and our customers, has increased significantly in recent years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act, which has required our customers and us to create and implement comprehensive anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used, and the types of cardholders and merchants who can obtain or accept our cards.

We are also subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control (OFAC). While MasterCard has no business operations, subsidiaries or affiliated entities in Syria, Iran, Sudan, North Korea, Cuba or Libya, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries, which have each been identified by the U.S. State Department as terrorist-sponsoring states and are subject to OFAC restrictions. Our reputation may suffer due to our association with these countries, which in turn could have a material adverse effect on the valuation of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments.

In addition, in 2005 and 2004, a number of regulations were issued implementing the Fair and Accurate Credit Transactions Act which, among other things, makes permanent the preemptive effect of several key provisions of the Fair Credit Reporting Act that could have a material impact on our customers’ businesses. Additional implementing regulations are anticipated later this year. One such regulation pertaining to “risk-based pricing” could have a significant impact on the application process for credit cards, resulting in increased costs of issuance and/or a decrease in the flexibility of card issuers to set the price of credit. Regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues.

The U.S. Congress is also presently considering regulatory initiatives in the areas of Internet gambling, Internet prescription drug purchases, copyright and trademark infringement and interchange fees, among others, that could impose additional compliance burdens on us and/or our customers. Most U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, privacy, disclosure rules, security, and marketing that would impact our customers directly, in part due to increased scrutiny of our customers’ underwriting standards. The implementation of recently enacted bankruptcy reform legislation in the United States may also directly affect our customers’ business models for their payment cards business. The U.S. Congress has also examined the practices of credit card issuers in general, which could lead to significant legislative restrictions. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer existing programs such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

Increased regulatory focus on us, such as in connection with the matters discussed above, may increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause them to reduce the volume of transactions processed through our systems, which would reduce our revenues materially and adversely impact our financial performance.

Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued and could increase our costs.

We and our customers are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the banking regulators’ information safeguard rules under the Gramm-Leach-Bliley Act. The rules require that each financial institution (including us) develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. In 2005, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In the United States, there are a number of bills pending in Congress and there have been several congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2006 which, if implemented, could affect us and our customers. In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

In Europe, the European Parliament and Council have passed the European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject.

Regulation of privacy and data use and security in these and other jurisdictions may increase the costs of our customers to issue payment cards, which may decrease the number of our cards that they issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business.

Business Risks

We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability.

We generate revenue from the fees that we charge our customers for providing transaction processing and other payment-related services and from assessments on the dollar volume of activity on cards carrying our brands. In order to increase transaction volumes, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we experienced continued pricing reductions. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy, to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our revenue and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.

Our strategy is to grow our business by, among other things, focusing on our key customers and entering into customized business agreements with key customers around the globe. We may in the future not be able to enter into such agreements on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger or have greater financial resources than we do. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit. Furthermore, a number of customers from which we earn substantial revenue are principally aligned with one of our competitors. A significant loss of revenue or transaction volumes from these customers could have a material adverse impact on our business.

Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may create pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability.

Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat to us because our strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with a competitor, resulting in the loss of business for MasterCard. For example, in 2006 Bank of America acquired MBNA Corporation, an issuer with a larger proportion of its card portfolio devoted to MasterCard than Bank of America. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could have a material adverse impact on our business and prospects.

The continued consolidation in the banking industry also produces a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. In addition, consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability.

In addition, changing regulatory environments in certain regions may lead us to change our pricing arrangements and could reduce our overall revenues.

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a material adverse impact on our business.

Most of our customer relationships are not exclusive and in certain circumstances may be terminated by our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Until October 15, 2006, we are required to permit issuers with which we have entered into business agreements in the United States before October 15, 2004 to terminate those agreements without penalty in order to enter into agreements with American Express or Discover as a result of the antitrust litigation that was brought against us by the U.S. Department of Justice. See Note 18 to the Consolidated Financial Statements herein. Accordingly, our business agreements with customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of our competitors, or for other reasons, or might not meet their contractual obligations to us.

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2005, the net fees from these customers represented an aggregate of approximately $975 million, or 33%, of total revenue. One of our large customers, JPMorgan Chase Bank and its affiliates, generated 11% of our consolidated revenue in 2005. JPMorgan Chase Bank also acts as our U.S. settlement bank and has a significant commitment under our revolving credit facility. Loss of business from JPMorgan Chase Bank or any of our other large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. For instance, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 16 to the Consolidated Financial Statements herein. In addition, some large merchants are supporting many of the legal and regulatory threats to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.” The increasing focus of merchants on the costs of accepting cash-based forms of payment may lead to additional litigation and regulatory proceedings. Large merchants are also able to negotiate pricing discounts and other incentives from us and our customers in order to accept our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based payment systems. See “Business—Competition” in Part I, Item 1 of this Report. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, our competitors may be more efficient in introducing innovative programs and services than we are. As a result, our revenue or profitability may decline.

We have repealed our Competitive Programs Policy as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result.

Based on a final judgment of our litigation with the U.S. Department of Justice, in October 2004 our CPP, which prohibited financial institutions participating in our system from issuing competing proprietary payment cards, became unenforceable and was subsequently repealed. See Note 18 to the Consolidated Financial Statements herein. As a result, our issuers are now permitted to issue general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). This may cause our members to issue fewer cards with our brand and to enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process, decreasing our revenues. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Finance, have begun to issue or have announced that they will issue American Express or Discover-branded cards. Accordingly, the repeal of the CPP may have a material adverse affect on our business, revenue and profitability.

We depend significantly on our relationships with our customers to manage our payment system. If we are unable to maintain those relationships, or if our customers are unable to maintain their relationships with cardholders or merchants that accept our cards for payment, our business may be materially and adversely affected.

We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not solicit merchants to process transactions or establish the discount rate that merchants are charged for card acceptance, which are responsibilities of our acquirers. As a result, our business significantly depends on the continued success and competitiveness of our issuer and acquirer customers. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

With the exception of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transactions conducted using MasterCard, Maestro and Cirrus cards are authorized, cleared and settled by our customers or other processors without involving our central processing systems. Because we do not provide domestic processing services in these countries and do not, as described above, have direct relationships with cardholders or merchants, we depend on our close working relationships with our customers to effectively manage our brands, together with the perception of our payment system, among regulators, merchants and consumers in these countries. From time to time, our customers may take actions that we do not believe to be in the best interests of our payment system overall, which may materially and adversely impact our business. In addition, our competitors may process a greater percentage of domestic transactions in jurisdictions outside the United States than we do. As a result, our inability to control the end-to-end processing on cards carrying our brands in many markets may put us at a competitive disadvantage by limiting our ability to introduce value-added programs and services that are dependent upon us processing the underlying transactions.

We rely on the continuing expansion of merchant acceptance of our brands and programs. Although our business strategy is to invest in strengthening our brands and expanding our acceptance network, there can be no guarantee that our efforts in these areas will continue to be successful. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth.

In recent years, we believe that industry-wide offline and online debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, we believe that transactions involving our brands account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low market penetration in the United States. We may not be able to increase our market penetration for debit transactions in the United States since many of our competitors have long-standing and strong market positions. We may also be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from offline, signature-based debit transactions to online, PIN-based transactions, because the latter types of transactions are more likely to be processed by other ATM/debit point-of-sale networks. In addition, we generally earn higher revenues on point-of-sale purchase transactions than on cash access transactions, and on domestic credit and offline debit transactions than on comparable online debit transactions.

Furthermore, in June 2003, following the settlement of the U.S. merchant lawsuit, Visa enacted a bylaw requiring its 100 largest issuers of debit cards in the United States to pay a so-called “settlement service fee” if these issuers reduce their debit Visa volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. See Note 18 to the Consolidated Financial Statements herein for a description of our response to this bylaw provision. If Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prohibit them from converting their debit card programs to our programs.

Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

The changes to our governance structure in connection with the ownership and governance transactions could have a material adverse effect on our business relationship with our members.

A number of our key customers are currently represented on our board of directors. Upon the consummation of the ownership and governance transactions, the organization and composition of our board of directors will be substantially restructured. In particular, our certificate of incorporation will be amended to provide that, with the exception of the directors to be elected by the holders of our Class M common stock, any person who is or has been during the prior three years a director, officer, employee, agent or representative of, or otherwise has any business relationship that is material to such person with, a member or former member of MasterCard International, or of an operator, member, or licensee of any competing general purpose payment card system, or any affiliate of such person, may not serve as a director of MasterCard. In addition, our members will be able to own only Class B common stock, which has no voting power, and Class M common stock, which is generally non-voting except that it provides the right to elect up to three directors (but not more than one-quarter of all directors) and approve specified significant corporate actions. If certain of our members are dissatisfied with these changes to our corporate governance structure, this could have a material adverse effect on our business relationship with them and they may elect to instead do business with a competitor with a different governance structure. In addition, our members’ ownership in our company will be reduced substantially in connection with the initial public offering and related transactions. The reduced ownership may reduce their interest in the continued success of our business. A significant loss of revenue or transaction volumes from our members could have a material adverse effect on our business.

Global economic, political and other conditions may adversely affect trends in consumer spending and in cross-border travel, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. In addition, a significant portion of the volume generated on cards carrying our brands (and a significant portion of the revenue we earn outside the United States) are associated with cross-border business and leisure travel, which may be adversely affected by world geopolitical, economic and other conditions, including the threat of terrorism and outbreak of diseases such as SARS and avian flu. In particular, revenue from processing foreign currency transactions for our customers fluctuates with cross border travel and our customers’ need for transactions to be converted into their base currency.

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our members default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfall, insolvency or other reasons. If a principal member or affiliate debit licensee is unable to fulfill its settlement obligations to other members, we may bear the loss even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Our estimated gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $15.6 billion as of December 31, 2005. We have a revolving credit facility in the amount of $2.25 billion to provide liquidity in the event of one or more settlement failures by our members. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. For more information on our settlement exposure as of December 31, 2005, see Note 19 to the Consolidated Financial Statements herein.

Following the ownership and governance transactions, we will no longer have the right to impose special assessments upon the members of MasterCard International, which could leave us exposed to significant losses that could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent.

In connection with the ownership and governance transactions, the certificate of incorporation and the bylaws of MasterCard International will be amended to eliminate the right of MasterCard International to impose special assessments upon its members. This special assessment right currently allows MasterCard International to recover from its members all or a portion of its expenses and liabilities arising out of extraordinary events, such as settlements or judgments in major litigations and catastrophic occurrences that may cause significant risk or damage to MasterCard. Therefore, following the ownership and governance transactions, we will bear the expenses and liabilities associated with extraordinary events without recourse to our members through a right of assessment. Accordingly, the loss of this special assessment right leaves us exposed to significant risks and losses from these types of extraordinary events, which could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent.

Standard and Poor’s Rating Services has announced that they will downgrade our credit rating upon completion of our initial public offering, which will result in an increase of our interest expense for borrowings under our credit facility. Further downgradings of our credit ratings could materially and adversely affect our future ability to obtain funding or materially increase the cost of any additional funding.

Due to the loss of MasterCard International’s right to impose special assessments upon its members in connection with this offering, Standard & Poor’s Rating Services expects to lower our counterparty credit ratings from A-/A-2 with negative outlook to BBB+/A-2 with stable outlook and our subordinated debt rating from BBB+ with negative outlook to BBB with stable outlook. Until the completion of the ownership and governance transactions, our existing ratings will remain on credit watch with negative outlook. The expected downgrading will result in an increase of our interest expense if borrowings were necessary under our credit facility. In addition, further downgrading of our credit ratings by Standard & Poor’s Rating Services or by any other rating agency could materially and adversely affect our future ability to obtain funding or materially increase the cost of any additional funding.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. Most of our transaction processing systems are controlled by a single facility, supported by a separate smaller co-processing facility. A natural disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Additionally, we rely on third-party service providers, such as AT&T, for the timely transmission of information across our global data transportation network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, and other third parties store cardholder account information in connection with our payment cards. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands. Breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, damage the reputation of our brands and lead to claims against us. For example, in 2005, a third-party processor that held account information for merchants and acquirers, was subject to a security breach in connection with card and account information for approximately 40 million cards, approximately 10.1 million of which were MasterCard cards. As a result, we have been named in a lawsuit claiming unspecified damages and may be subject to additional lawsuits in connection with data security breaches involving payment cards carrying our brands. If we are unsuccessful in defending lawsuits involving such data security breaches, we may be forced to pay damages, which could materially and adversely affect our profitability. In addition, any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which could have a material adverse impact on our transaction volumes, revenue and future growth prospects, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. If fraud levels involving our cards were to rise, it could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which would reduce our revenue and income.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards or by resistance from customers or merchants to such changes. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2005 and 2004, approximately 45% and 42% of our revenue, respectively, was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease revenues we receive from our international operations and have a material adverse impact on our business.

Competing dynamic currency conversion services could reduce the volume of foreign currency transactions we process or force us to change our pricing or practices, which may materially and adversely affect our business.

Some of our members and competitors provide currency conversion services at the point of sale, known as dynamic currency conversion. Dynamic currency conversion services could, if significant numbers of cardholders choose to use them, replace our own currency conversion processing services or could force us to change our pricing or practices for these services. If we process fewer transactions or are forced to change our pricing or practices for our currency conversion processing because of competing dynamic currency conversion services or otherwise, our revenue may be materially and adversely affected.

Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Material changes in our customers’ performance compared to estimates could require us to restate our financial statements for prior periods, which could have a material adverse impact on our results of operations and stock price.

Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Such estimates are subsequently validated against actual performance as reported by our customers, and differences are ordinarily adjusted in the period in which the customer reports actual results. Rebates and incentives, which are recorded as contra-revenue, are also estimated based on customer performance. Material changes in our customers’ performance compared to estimates, or revisions to performance information subsequently reported by our customers in accordance with the MasterCard rules, could require us to restate our financial statements for prior periods. Any such restatements could have a material adverse impact on our results of operations and on the price of our Class A common stock.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We may evaluate or make strategic acquisitions of complementary businesses, products or technologies. If so, we may not be able to successfully finance or integrate any such businesses, products or technologies. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions.

We expect to record a significant net loss for the second quarter and full year of 2006 as a result of the donation of shares of our Class A common stock and cash to The MasterCard Foundation, and we may make additional cash donations to the MasterCard Foundation to allow it to meet its annual charitable disbursement requirements during the first four years of its operations.

At the time of the ownership and governance transactions, we intend to donate 13,500,047 newly-issued shares of the new Class A common stock, representing approximately 10% of our equity, to The MasterCard Foundation, a private charitable foundation incorporated in Canada. We also expect to donate an estimated $40 million in cash to the Foundation in support of its operating expenses and charitable giving for the first four years of its operations, and we may make additional cash contributions to the Foundation during and after this period. Because the Foundation’s operations are currently being established, the overall size and timing of our expected initial cash donation have not been finally determined.

In connection with the donation of the shares of the Class A common stock, we expect to record an expense that is equal to the value of the shares we are donating. The value of the shares of Class A common stock we donate will be determined based on the initial public offering price per share of Class A common stock in the initial public offering less a marketability discount. This marketability discount and the methodology used to quantify it will be determined by management in consultation with independent valuation consultants retained by MasterCard. As a result of this expected expense, we anticipate recording a significant net loss in the quarter the stock is donated and may record a net loss for the 2006 fiscal year. We also expect to record an expense equal to the value of any cash we donate in the period or periods in which such donation or donations are made. The expense of these donations will not be deductible to MasterCard for tax purposes. As a result of this difference between financial statement and tax treatments of the donations, we expect there to be a significant increase to our effective tax rate in the periods in which the contributions are made.

Changes in the regulatory environment may adversely affect our benefit plans.

We provide certain retirement benefits to our U.S. employees through the MasterCard Accumulation Plan (MAP), a qualified cash balance benefit plan. In 2003, a U.S. federal district court ruled that International Business Machines Corporation’s cash balance pension plan violated the age discrimination provisions of ERISA. If this decision is upheld on appeal and applied to cash balance plans generally, we may be required to amend the MAP and, like other U.S. companies with cash balance plans, may be exposed to claims from plan participants. These developments could have a material adverse impact on our results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2005, MasterCard and its subsidiaries owned or leased 57 properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on August 31, 1999. See Note 14 to the Consolidated Financial Statements herein. Our leased properties in the United States are located in 11 states and in the District of Columbia. We also lease properties in 37 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings

Refer to Notes 16 and 18 to the Consolidated Financial Statements included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of MasterCard Incorporated was held on November 28, 2005 to consider and approve a new ownership and governance structure for MasterCard. A total of 85,478,318 shares of common stock were represented by proxy at the meeting. The items on the agenda for the special meeting were as follows:

•	adoption of the Amended and Restated Certificate of Incorporation of MasterCard Incorporated,

•	approval of the proposed initial public offering of the Class A common stock of MasterCard Incorporated,

•	approval of the Amended and Restated Certificate of Incorporation of MasterCard International Incorporated,

•	approval of the Amended and Restated Bylaws of MasterCard International Incorporated and

•	adoption of the MasterCard Incorporated 2006 Long Term Incentive Plan.

Proposal 1—Adopt the Amended and Restated Certificate of Incorporation of MasterCard Incorporated

Proposal 1 received 80,745,803 votes “for,” 610,389 votes “against” and 4,122,126 abstentions and was adopted by stockholders. There were no broker non-votes.

Proposal 2—Approve the proposed initial public offering of the Class A common stock of MasterCard Incorporated

Proposal 2 received 80,749,562 votes “for,” 627,039 votes “against” and 4,101,717 abstentions and was adopted by stockholders. There were no broker non-votes.

Proposal 3—Approve the Amended and Restated Certificate of Incorporation of MasterCard International Incorporated.

Proposal 3 received 80,740,346 votes “for,” 610,389 votes “against” and 4,127,538 abstentions and was adopted by stockholders. There were no broker non-votes.

Proposal 4—Approve the Amended and Restated Bylaws of MasterCard International Incorporated.

Proposal 4 received 80,719,151 votes “for,” 611,952 votes “against” and 4,147,215 abstentions and was adopted by stockholders. There were no broker non-votes.

Proposal 5—Adopt the MasterCard Incorporated 2006 Long Term Incentive Plan

Proposal 5 received 77,878,797 votes “for,” 1,606,952 votes “against” and 5,992,569 abstentions and was adopted by stockholders. There were no broker non-votes.

The amended and restated certificates of incorporation and bylaws of MasterCard Incorporated and MasterCard International and the 2006 Long Term Incentive Plan are expected to be implemented immediately prior to the consummation of the initial public offering.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no established public trading market for the Class A redeemable common stock of MasterCard Incorporated. There were approximately 1,491 holders of record of the Class A redeemable common stock of MasterCard Incorporated as of March 15, 2006. We have not paid any cash dividends on our Class A redeemable common stock. The Class A redeemable common stock of MasterCard Incorporated is not currently authorized to be issued in connection with any compensation plan.

As previously disclosed in MasterCard Incorporated’s annual and quarterly reports filed with the SEC and as described in Note 20 to the Consolidated Financial Statements contained herein, under MasterCard Incorporated’s organizational documents, its class A redeemable common stock was reallocated among its stockholders and any institutions that became new principal members of its subsidiary, MasterCard International Incorporated, during a three-year transition period following MasterCard’s conversion to a private share company and integration with MasterCard Europe (formerly Europay S.A.) in 2002. The reallocation was undertaken in accordance with a formula based upon such stockholders’ and principal members’ contributions to MasterCard’s business during the twelve months ended June 30, 2005. On July 1, 2005, as part of this reallocation process, MasterCard Incorporated issued an aggregate of 348 shares of its class A redeemable common stock, par value $.01 per share, or one share each, to 348 such new principal members for $.01 per share. On October 21, 2005, a total of 2,218,363 additional shares were delivered to 283 of these new principal members. The issuance and delivery of such shares was not registered under the Securities Act because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

After the initial public offering, MasterCard intends to list its new Class A common stock on the New York Stock Exchange. In addition, after the consummation of the ownership and governance transactions MasterCard’s board of directors intends to adopt a policy of declaring, subject to legally available funds, quarterly cash dividends on its Class A and Class B common stock. MasterCard also plans to reserve 5,300,000 shares of Class A common stock under a long term equity based incentive plan that was approved by stockholders on November 28, 2005. See “New Ownership and Governance Structure” of Part I, Item 1—Business for a description of MasterCard’s proposed ownership and governance transactions.

Item 6.    Selected Financial Data

On June 28, 2002, we converted from a membership to a stock company through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”) in a transaction that we refer to as the “Integration”. On July 16, 2002, EPI was renamed MasterCard Europe S.A. (“MasterCard Europe”). On September 30, 2002, MasterCard Europe was reorganized in Belgium as MasterCard Europe sprl. Note 21 to the Consolidated Financial Statements herein more fully describes these transactions.

The statement of operations data presented below for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, were derived from the audited consolidated financial statements of MasterCard Incorporated included in this Report. The statement of operations data presented below for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, were derived from the audited consolidated financial statements not included in this Report. The results of MasterCard Europe’s operations have been included in our consolidated statements of operations from June 28, 2002 to present. The pro forma net income (loss) per share amounts are not audited. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$2,937,628	$2,593,330	$2,230,851	$1,891,811	$1,611,334
Operating Income (Loss)	393,184	346,672	(601,862)	141,997	221,702
Income (Loss) before cumulative effect of accounting change	266,719	238,060	(390,742)	116,429	142,061
Net Income (Loss)	266,719	238,060	(385,793)	116,429	142,061
Net Income (Loss) Per Share before cumulative effect of accounting change (Basic and Diluted)	2.67	2.38	(3.91)	1.35	1.98
Net Income (Loss) Per Share (Basic and Diluted)[1]	2.67	2.38	(3.86)	1.35	1.98
Pro Forma Net Income (Loss) Per Share (Basic and Diluted)[2]	1.98	1.76	(2.86)	.86	1.05

Balance Sheet Data:
Total Assets	$3,700,544	$3,264,670	$2,900,905	$2,260,875	$1,486,305
Long-Term Debt	229,489	229,569	229,574	80,107	80,065
Obligations under U.S. Merchant Lawsuit, Long-term	415,620	468,547	516,686	—	—
Stockholders’/Members’ Equity	1,169,148	974,952	698,721	1,023,406	606,661

1	As more fully described in Note 2 to the Consolidated Financial Statements herein, prior to our initial public offering in connection with the ownership and governance transactions, we will reclassify all of our 100,000 outstanding shares of existing Class A redeemable common stock so that our existing stockholders will receive 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
2	Pro forma amounts give effect to the reclassification described above as if it were in place for the periods presented.

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

Overview

We are a global payment solutions company that provides a variety of services in support of our customers’ credit, debit and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our financial institution customers. As part of managing these brands, we also provide our customers with information and transaction processing services and establish and enforce rules and standards surrounding the use of our payment card system by customers and merchants. We generate revenues from the fees that we charge our customers for providing these transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the gross dollar volume (GDV) of activity on the cards that carry our brands (assessments). Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Operations fees are typically transaction-based and include authorization, settlement and switch, connectivity, currency conversion, warning bulletins, and other fees for a variety of additional services. Assessments are based on GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV. GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our operating expenses are comprised primarily of general and administrative expenses such as personnel, professional fees, data processing, telecommunications, travel and advertising and marketing expenses to promote our brands, including promotions and sponsorships.

We evaluate and monitor our business based on our results from operations, including our percentage of revenue growth and operating expenses as a percentage of total revenue, and our financial position. In addition, we utilize growth in GDV and processed transactions to monitor the strength of our business.

Our liquidity and capital position are strong. We had $1.3 billion in cash, cash equivalents and available-for-sale securities, and $1.2 billion in stockholders’ equity as of December 31, 2005.

We achieved double-digit revenue growth of 13% in 2005. The increase in revenues was due to higher gross usage on cards carrying our brands for goods and services, a larger number of transactions processed by MasterCard, higher cross-border travel by cardholders using our cards and certain pricing changes that went into effect on April 1, 2005. The pricing changes including implementing new fees, increasing existing fees or modifying our fee calculation methodology accounted for approximately 5% of net revenue growth in 2005. Significant changes in the methodology for calculating fees primarily related to a component of settlement fees being changed from tiered pricing to a flat rate, a component of authorization fees being changed from monthly pricing to weekly pricing which increased utilization, and connectivity fees being expanded to include a charge for the volume of information being transmitted in addition to the fixed fee initially charged. Operating expenses, excluding the impact of the U.S. merchant lawsuit and other legal settlements, increased 11% in 2005. We continued to reduce our operating expenses, excluding the impact of the U.S. merchant lawsuit and other legal settlements, as a percentage of total revenues to 84% in 2005 from 86% in 2004.

In June 2002, we acquired Europay International S.A. (now MasterCard Europe). In 2004, we acquired a research firm and a consulting firm, both of which were immaterial to our operations. The results of operations for these acquisitions are included from their respective acquisition dates.

We successfully complied with Sarbanes-Oxley Section 404 testing three years ahead of the U.S. Securities and Exchange Commission’s deadline for non-accelerated filers. We concluded, based on our assessment, that our internal controls over financial reporting were effective as of December 31, 2005.

We believe the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to drive growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate payments, prepaid cards and chip based cards), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area initiative and in Latin America and Asia/Pacific countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are hiring additional resources and developing sales and other personnel.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation, and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See Item 1A—Risk Factors of this Report for these and other risks facing our business.

We are party to a number of currency conversion litigations as discussed in Note 18 to our Consolidated Financial Statements herein. Based upon litigation developments and settlement negotiations in these cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, MasterCard recorded an additional $75 million of legal reserves in 2005. As a result of these additional reserves, we have now established total legal reserves of $89 million in connection with these currency conversion cases. This estimate may be revised based on future developments in these cases.

Proposed New Ownership and Governance Structure

We are pursuing a plan for new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of directors that will be independent of MasterCard and our members, the establishment of a charitable foundation and the transition to being a publicly traded company.

Under the proposed ownership and governance structure, MasterCard’s current stockholders are expected to retain a 44% equity interest (or 41% of our equity if the underwriters exercise their option to purchase additional shares in full) in the company through ownership of new non-voting class B common stock. In addition, existing stockholders are expected to receive a new class M common stock that will have no economic rights but will provide them with certain rights, including the right to approve specified significant corporate actions and entitle them to elect up to three of MasterCard’s directors (but not more than one quarter of all directors) but are otherwise non-voting.

MasterCard also intends to issue shares of a new voting class A common stock to public investors through an initial public offering. Upon successful completion of the offering, these public investors will hold shares representing an expected 46% of the Company’s equity and 82% of its general voting power (or 49% of our equity and 83% of our general voting power if the underwriters exercise their option to purchase additional shares in full). Additional shares of class A common stock, representing approximately 10% of the Company’s equity and 18% of its voting rights (or 17% of our general voting power if the underwriters exercise their option to purchase additional shares in full), are expected to be issued as a donation to The MasterCard Foundation, a charitable foundation incorporated in Canada (the “Foundation”). This donation will have a dilutive effect on each existing stockholders’ equity interest in the Company. The Foundation will build on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation will work in conjunction with organizations that provide microfinance programs and services to financially disadvantaged persons and communities in order to enhance local economies and develop entrepreneurs. We are in the process of identifying directors of the Foundation that will be required to be independent of us and our members.

In connection with this donation we expect to record an expense that is equal to the aggregate value of the Class A common stock we are donating at the time of the offering together with approximately $40 million in cash to be donated to the Foundation over a period of up to four years in support of its operating expenses and charitable disbursements for the first four years of its operations, and we may make additional cash contributions to the Foundation after this period. Because the Foundation’s operations are currently being established, the overall size and timing of our expected initial cash donation have not been finally determined. The value of the shares of Class A common stock we donate will be determined based on the initial public offering price per share of Class A common stock in the initial public offering less a marketability discount. This marketability discount and the methodology used to quantify it will be determined by management in consultation with independent valuation consultants to be retained by MasterCard. As a result of this expense, we expect to record a significant net loss for the quarter in which the offering is completed and may record a net loss for the 2006 fiscal year. We also expect to record expense equal to the value of any cash we donate in the period or periods in which such donation or donations are made. These donations will generally not be deductible to MasterCard for tax purposes. Accordingly, as a result of the difference between financial statement and tax treatments of the donations, we expect there to be a significant increase to our effective tax rate in the periods in which the contributions are made.

We intend to use all but $650 million of our net proceeds from the initial public offering (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from our existing stockholders that is equal to the aggregate number of shares of Class A common stock that we issue to investors in the initial public offering (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and to the Foundation. As a result, our existing stockholders will own 41% of the Company’s equity. We intend to use the remaining proceeds to increase our capital, defend ourselves against legal and regulatory challenges, expand our role in targeted geographies and higher growth segments of the global payments industry and for other general corporate purposes. However, we have not determined the amounts of such remaining proceeds that are to be allocated to these purposes. Implementation of the new ownership and governance structure is subject to various approvals, including requisite regulatory filings. Our stockholders approved the new ownership and governance structure at a special meeting on November 28, 2005.

In addition, in connection with our new ownership and governance structure we intend to implement equity based compensation plans. The implementation date of these plans has not been determined as the underlying transactions have not been completed. We expect to convert our existing long term incentive cash award plans into an equity based compensation plan. Based on the proposal for this conversion, we may recognize $11 million additional personnel expense in future periods based on vesting within the plans. Our Compensation Committee has also granted 2006 awards under the equity based long term incentive plan. We also intend to grant a one time restricted stock unit award to non-executive management employees which will result in deferred stock-based compensation equal to the fair value of the restricted stock units on the grant date, which will be amortized over the three-year vesting period.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. Assessment fees are calculated based on local currency volume, which is converted to U.S. dollar volume using average exchange rates for the quarter. As a result, assessment revenues increased in each period due to the devaluation of the U.S. dollar. In 2005 and 2004, a 13% and 15% increase in GDV on a U.S. dollar converted basis, respectively, exceeded local currency GDV growth of 12% and 11%, respectively, compared to the same periods in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The devaluation of the U.S. dollar against the euro and the impact of the translation of MasterCard Europe’s operating results into U.S. dollar amounts are summarized as follows:

	2005	2004	2003
Euro to U.S. dollar average exchange rate	$1.2455	$1.2383	$1.1277
Devaluation of U.S. dollar to euro	(1)%	(10)%	(14)%
Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	—	2%	2%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	—	2%	1%

Revenues

We earned approximately 66%, 63% and 64% of our net revenues from net operations fees and approximately 34%, 37% and 36% of our net revenues from net assessments in 2005, 2004 and 2003, respectively. Operations fees are user fees for facilitating the processing of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operation fees are as follows:

•	Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval to or from the issuer or in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

•	Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. Once quantified we transfer the financial transaction details and relevant funds among issuers, acquirers or their designated third-party processors. We charge a fee for these settlement services. These fees are primarily paid by issuers.

•	Switch fees are fees for the use of the MasterCard Debit Switch (“MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•	Currency conversion fees are volume-based fees charged to issuers for foreign currency conversion. We process transactions denominated in more than 160 currencies. As a result of our global system, cardholders have the ability to pay for transactions in the local currency of a merchant and for the charge to appear on the cardholders’ statement in their own home currency. Accordingly, currency conversion is required for cross-border transactions to complete the settlement between issuers and acquirers.

•	Acceptance development fees are charged to issuers based on GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S. based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. The methodology for calculating the transmission fees was changed on April 1, 2005 so that they are based on the volume of information being transmitted through our systems and the number of connections to our systems. Prior to April 1, 2005, these transmission fees were calculated solely based on the number of connections.

•	Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, are less than 10% of our consolidated revenues.

•	Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, information and reports, as well as compliance programs, to assist our customers in managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards or locating automated teller machines.

Generally we process all MasterCard-branded domestic transactions in the U.S. and in a few international markets. We process substantially all cross-border MasterCard, Maestro and Cirrus transactions. We charge relatively higher operations fee rates for settlement, authorization and switch fees on cross-border transactions and earn currency conversion fees if the transactions require conversion between two different currencies. Offline debit transactions are generally signature-based debit transactions and are processed and priced similar to credit transactions. Operation fees for processing online debit transactions (Maestro and Cirrus transactions) are priced in a similar manner as offline debit and credit transactions.

Assessments are calculated based on our customers’ GDV. Assessment rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline transactions are assessed at higher rates than online debit transactions. In addition, from time to time the Company may introduce assessments for specific purposes such as market development programs. These assessments are often introduced at the request of customers in a particular region or country. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance.

In 2005 and 2004, gross revenue grew 21% and 16%, respectively. A component of our revenue growth for the year ended December 31, 2005 was the result of implementing new fees and changes to existing fees charged to our customers on April 1, 2005. However, this growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 22%, 16% and 17% in 2005, 2004 and 2003, respectively. These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of revenue in the same period that performance occurs.

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

The United States remains our largest geographic market based on revenues. However, international revenues grew at a faster rate than U.S. revenues in 2005 and 2004. In 2005, the international revenue growth was not specifically related to one region in which we do business. However, in 2004, the growth was primarily in the European region due to new assessment revenue streams and increased transactions. Accordingly, revenue generated in the United States was approximately 55%, 58% and 63% of total revenues in 2005, 2004 and 2003, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

	For the Years Ended December 31,			Percent Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except per share, percent and GDV amounts)

Operations fees	$1,941	$1,637	$1,431	18.6%	14.4%
Assessments	997	956	800	4.3%	19.5%

Net revenue	2,938	2,593	2,231	13.3%	16.2%
General and administrative	1,352	1,186	1,099	14.0%	7.9%
Advertising and market development	1,008	916	851	10.0%	7.6%
U.S. merchant lawsuit and other legal settlements	75	22	763	240.9%	(97.1)%
Depreciation and amortization	110	122	120	(9.8)%	1.7%

Total operating expenses	2,545	2,246	2,833	13.3%	(20.7)%
Operating income (loss)	393	347	(602)	13.3%	157.6%
Total other income (expense)	14	(23)	(10)	160.9%	(130.0)%

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	407	324	(612)	25.6%	152.9%
Income tax expense (benefit)	140	86	(221)	62.8%	138.9%
Cumulative effect of accounting change, net of tax	—	—	5	—	(100.0)%

Net income (loss)	$267	$238	$(386)	12.2%	161.7%

Net income (loss) per share (basic and diluted)[1]	$2.67	$2.38	$(3.86)	12.2%	161.7%
Pro forma net income (loss) per share (basic and diluted)[2]	$1.98	$1.76	$(2.86)	12.5%	161.5%
Weighted average shares outstanding (basic and diluted)[1]	100	100	100	—	—
Pro forma weighted average shares outstanding (basic and diluted)[2]	135	135	135	—	—
Effective income tax (benefit) rate	34.5%	26.5%	(36.1)%	* *	* *
Gross dollar volume (“GDV”) on a US dollar converted basis (in billions)	1,660.6	1,466.8	1,281.4	13.2%	14.5%
Processed transactions[3]	13,993.3	12,324.5	10,056.3	13.5%	22.6%

**	Not meaningful

1	As more fully described in Note 2 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions we will reclassify all of our 100 outstanding shares of existing Class A redeemable common stock so that our existing stockholders will receive 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
2	Pro forma amounts give effect to the reclassification described above as if it were in place for the periods presented.
3	The data for the years ended December 31, 2004 and 2003 has been restated to conform with the methodology utilized in calculating processed transactions in 2005. Prior to 2005, processed transactions reported by MasterCard included certain MasterCard-branded (excludes Maestro and Cirrus) transactions for which we received transaction details from our customers but which were not processed by our systems. Our management determined in 2005 that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions for the years ended December 31, 2004 and 2003 have been restated to be consistent with the calculation of processed transactions in 2005. Revenue has not been impacted by this change.

Operations Fees

The significant components in operations fees are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2005	2004	2003	2005	2004	2005	2004
	(In millions, except percent)
Authorization, settlement and switch	$1,055	$913	$785	$142	$128	15.6%	16.3%
Currency conversion	317	281	234	36	47	12.8%	20.1%
Acceptance development fees	171	85	84	86	1	101.2%	1.2%
Warning bulletin fees	70	66	70	4	(4)	6.1%	(5.7)%
Connectivity	63	35	34	28	1	80.0%	2.9%
Consulting and research fees	63	38	12	25	26	65.8%	216.7%
Other operations fees	378	337	304	41	33	12.2%	10.9%

Gross operations fees	2,117	1,755	1,523	362	232	20.6%	15.2%
Rebates	(176)	(118)	(92)	(58)	(26)	49.2%	28.3%

Net operations fees	$1,941	$1,637	$1,431	$304	$206	18.6%	14.4%

•	Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 14% and 23% in 2005 and 2004, respectively. In 2005, a portion of the revenue increase was due to the pricing of a component of these revenues being restructured on April 1, 2005. In the third quarter 2003, MasterCard began processing transactions related to the Switch brand, a domestic U.K. debit brand, which significantly impacted processed transactions growth and accordingly contributed to the increase in revenues. Excluding Switch transactions, processed transaction growth would have been 13% in 2004. The volatility of exchange rates contributed to decreased settlement trading revenue of $2 million in 2005 and increased settlement trading revenue of $16 million and $33 million in 2004 and 2003, respectively.

•	Currency conversion revenues fluctuate with the level of cross-border transactions and our customers’ need for transactions to be converted into their base currency. While the conflict in Iraq, threat of terrorism and outbreak of SARS negatively impacted cross-border travel in the beginning of 2003, cross-border travel increased significantly in the latter part of 2003, and continued to grow in 2004 and in 2005.

•	Connectivity revenues in 2005 increased primarily due to a change in the connectivity fee structure on April 1, 2005.

•	Acceptance development fees increased in 2005 primarily due to the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Consulting and research fees increased primarily due to new engagements with our customers in 2005 and 2004 and the acquisition of a research firm in the first quarter of 2004.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Other operations fees represent various revenue streams including cardholder services, compliance, holograms, and manuals and publications. The change in any individual revenue line was not material.

•	Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, renewals of existing agreements, ongoing consolidation of our customers and competition. Rebates as a percentage of gross operations fees were 8%, 7%, and 6% in 2005, 2004 and 2003, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percent)
Gross assessments	$1,631	$1,341	$1,156	$290	$185	21.6%	16.0%
Rebates and incentives	(634)	(385)	(356)	(249)	(29)	64.7%	8.1%

Net assessments	$997	$956	$800	$41	$156	4.3%	19.5%

GDV growth was 12% and 11% in 2005 and 2004, respectively, when measured in local currency terms, and 13% and 15%, respectively, when measured on a U.S. dollar converted basis. In addition to the increase in GDV, assessments grew due to the following factors:

•	Assessments for marketing programs and other specific purposes increased in 2005, 2004, and 2003. We introduced new or increased assessments for market development programs in specific countries or regions within Europe and Latin America. In 2005, offsetting a portion of the increase in assessments was the elimination of an assessment for the promotion of soccer in the European region, which became a component of the core assessment rates in 2005.

•	Assessment rates vary based on the nature of the transactions that generate the GDV. In 2005 and 2004, there was stronger growth in international volumes and purchase volumes, which are generally assessed at higher rates than domestic volumes and cash volumes, respectively.

•	Acquirer volumes were greater in 2005 and are generally assessed at higher rates than issuer volumes, accordingly acquirer assessments increased during 2005. In addition, new acquirer assessments were implemented in Canada.

Rebates and incentives provided to customers and merchants relating to assessments reduce revenue, moderate assessments growth and are generally based on GDV, as well as a fixed component for the issuance of new cards or the launch of new programs. Rebates and incentives as a percentage of gross assessments were 39%, 29% and 31% in 2005, 2004 and 2003, respectively. The increase in the percentage of rebates and incentives compared to gross assessments was the result of new or revised pricing arrangements with certain large customers and merchants in 2005 and 2004. We expect our agreements with our customers and merchants to continue to moderate net revenue growth in 2006 and subsequent years.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other legal settlements and depreciation and amortization expenses. We reduced our operating expenses, excluding the impact of the U.S. merchant lawsuit and other legal settlements, as a percentage of total revenues to 84% in 2005 from 86% in 2004 and 93% in 2003. Operating expenses increased $299 million or 13% in 2005 compared to a decrease of $587 million or 21% in 2004. Excluding the charges to earnings related to the U.S. merchant lawsuit and other legal settlements, there would have been an increase in operating expenses of $246 million, or 11%, in 2005 and $154 million, or 7%, in 2004. Operating expenses increased in 2004 by $31 million in connection with the acquisition of a research firm and a consulting firm.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In 2005, 2004 and 2003, these activities accounted for approximately 46%, 46% and 49% of total revenues, respectively. General and administrative expenses increased primarily due to increases in personnel expenses. The major components of general and administrative expenses were as follows:

	For the years ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003	2005	2004
	(In millions, except percent)
Personnel	$890	$741	$689	$149	$52	20.1%	7.5%
Professional fees	135	130	100	5	30	3.8%	30.0%
Telecommunications	71	74	87	(3)	(13)	(4.1)%	(14.9)%
Data processing	62	59	54	3	5	5.1%	9.3%
Travel	84	66	61	18	5	27.3%	8.2%
Other	110	116	108	(6)	8	(5.2)%	7.4%

General and administrative expenses	$1,352	$1,186	$1,099	$166	$87	14.0%	7.9%

•	Personnel expense increased for the following reasons:
-	We hired additional staff to support our strategic initiatives. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required.
-	We changed our methodology of recognizing the cost of executive incentive cash award plans in 2005, as more fully described in Note 11 to the Consolidated Financial Statements included herein, which resulted in a catch-up adjustment of $19 million in 2005.
-	We updated the assumptions for our severance plan accrual which resulted in higher severance costs of $20 million in 2005 compared to 2004. This increase was offset by an $8 million reduction in the expense for actual severed employees in 2005.
-	We awarded higher performance awards and merit increases in 2005 and 2004, which resulted from better than anticipated performance against company objectives.
-	We acquired two consulting firms in 2004.

•	Professional fees increased in 2005 and 2004 primarily due to legal fees and consulting services used to develop and implement our strategic initiatives. Consulting services and audit fees increased in 2005 and 2004 relating to compliance with the Sarbanes-Oxley Act.

•	Telecommunications expense decreased in 2005 and 2004 as a result of our ongoing evaluation of telecommunication needs, including renegotiation of certain contracts with service providers.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brands and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In 2005, 2004 and 2003 these activities accounted for approximately 34%, 35% and 38% of total revenues, respectively. Advertising and market development expenses increased $92 million, or 10%, in 2005 and $65 million, or 8%, in 2004.

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

We are party to a number of currency conversion litigations which are more fully described in Note 18 to the Consolidated Financial Statements included herein. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we recorded a $14 million reserve in 2004 and an additional $75 million reserve in 2005. This estimate may need to be revised based on future developments.

Total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows (in millions):

Balance as of December 31, 2003	$672
Currency conversion court award of plaintiff attorney’s fees	14
Other legal settlements and revisions of U.S. merchant lawsuit opt-out estimate	10
Interest accretion	51
Payments	(149)

Balance as of December 31, 2004	598
Legal settlement accrual for currency conversion litigations	75
Interest accretion	47
Payments	(115)

Balance as of December 31, 2005	$605

Depreciation and Amortization

Depreciation and amortization expenses decreased $12 million in 2005 and increased $2 million in 2004. The decrease is primarily related to the maturity of certain capital leases and certain assets becoming fully depreciated. Our business is dependent on the technology that we use to process transactions. This technology is continuously updated and improved. During 2004, we completed a five year upgrade of all of MasterCard’s core systems to improve productivity and lower overall processing costs.

In addition, in 2003, our co-processing technology center was moved from Lake Success, New York to Kansas City, Missouri. Our Lake Success co-processing facility would have required a significant investment to rehabilitate its aging infrastructure and improve security. Kansas City, Missouri was selected as the new location for the co-processing facility due to its relative proximity to our other processing facility in St. Louis, Missouri. The cost of the new facility and equipment was $36 million.

Other Income and Expense

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $12 million in 2005 and decreased $8 million in 2004. The increase in 2005 is primarily due to an increase in interest income from higher cash balances and interest rates. The decrease in 2004 resulted from a decline in the market value of our trading securities portfolio. Interest expense was the same in 2005 and 2004 and increased $7 million in 2004 from 2003 primarily due to interest expense related to imputed interest on the U.S. merchant lawsuit settlement. In 2005, we recognized $17 million in other gains relating to a settlement of a dispute of a customer business agreement and $9 million in gains relating the sale of two affiliated investments.

Income Taxes

The effective income tax expense (benefit) rate for years ended December 31, 2005, 2004 and 2003 was 34.5%, 26.5% and (36.1)%, respectively. The rate in 2005 was higher than 2004 primarily attributable to the settlement and reassessment, during 2004, of various tax audit issues discussed below. The decrease in the effective tax rate in 2004 as compared to 2003 is attributable to the reassessment, during 2004, of tax issues under examination in the U.S. Internal Revenue Service (“IRS”) audit for the years 1998 through 2000 and issues under examination in Japan for the years 2000 through 2003. In the course of the IRS audit, affirmative refund claims were filed and the related tax benefits were recognized. In addition, MasterCard favorably settled a foreign tax audit in India for the years 1996 through 2001. The 2003 tax benefit was primarily driven by the U.S. merchant lawsuit settlement. The amount of the litigation settlement and its impact on pretax income was such that the permanent differences for 2003, which are shown in the table below, did not significantly affect the tax rate, resulting in a tax benefit at the highest marginal tax rate. The components impacting the effective tax rate are:

	For the Years Ended December 31,
	2005		2004		2003
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
	(In millions, except percent)
Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	$407		$324		$(612)
Federal statutory tax (benefit)	$143	35.0%	$113	35.0%	$(214)	(35.0)%
State tax effect, net of Federal benefit	4	0.9%	4	1.3%	2	0.3%
Foreign tax effect, net of Federal benefit	5	1.1%	4	1.2%	(4)	(0.6)%
Non-deductible expenses and other differences	(2)	(0.3)%	4	1.0%	2	0.3%
Tax exempt income	(8)	(2.0)%	(7)	(2.1)%	(7)	(1.1)%
Adjustment to deferred tax for change in tax rate:
United States—state	—	—	(8)	(2.6)%	—	—
Foreign	—	—	—	—	—	—
Refund claims and settlement of audit matters:
United States	1	0.3%	(11)	(3.4)%	—	—
Foreign	(2)	(0.5)%	(13)	(3.9)%	—	—

Income tax expense (benefit)	$141	34.5%	$86	26.5%	$(221)	(36.1)%

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At December 31, 2005 and 2004, we had $1.3 billion and $1.1 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2006. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A—“Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A of this Report.

				Percent Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percent)
Cash Flow Data:
Net cash provided by operating activities	$273	$344	$190	(20.6)%	81.1%
Net cash used in investing activities	(34)	(275)	(170)	87.6%	(61.8)%
Balance Sheet Data:
Current assets	$2,228	$1,903	$1,610	17.1%	18.2%
Current liabilities	1,557	1,301	1,189	19.7%	9.4%
Long-term liabilities	970	984	1,009	(1.4)%	(2.5)%
Equity	1,169	975	699	19.9%	39.5%

For the year ended December 31, 2005, our operations provided $273 million of cash, compared to $344 million in 2004. In 2005 and 2004, we made $115 million and $149 million, respectively, in payments related to the U.S. merchant lawsuit and other legal settlements and $40 million and $15 million, respectively, of voluntary contributions to our qualified pension plan. The decrease in cash from operations in 2005 from 2004 period was due to higher income tax payments and prepayments made in accordance with new customer incentive agreements. Maintaining our customer relationships pursuant to these incentive agreements has required MasterCard to provide more as well as higher prepayments of rebates and incentives than in previous periods. These cash outflows are offset by stronger operating performance and an increase in accruals for personnel costs associated with the Company’s employee incentive and severance plans. The increase in cash from operations in 2004 from 2003 was primarily due to stronger operating performance in 2004 compared to 2003.

The utilization of cash for investing activities in 2005 and 2004 was primarily due to purchases exceeding sales of available-for-sale securities and the acquisition of certain businesses. In 2005 and 2004, we also invested in the internal development of capitalized software and purchase of fixed assets to support our business. Our capitalized software is essential to providing payment card transaction processing to our customers through our proprietary global computer and telecommunications system. Our investing activities in 2003 included $36 million for a co-processing facility in Kansas City, Missouri, and associated equipment.

Under the terms of the U.S. merchant lawsuit settlement agreement, the Company is required to pay $100 million annually each December through the year 2012. Additionally, in accordance with the Company’s employee incentive plans, certain payouts to participants are made in the first quarter of each year.

In addition to our liquid investments, on June 17, 2005, we entered into a committed unsecured $2.25 billion revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc., as sole lead arranger, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, J.P. Morgan Securities, Inc., as co-arranger, HSBC Bank (USA), N.A., Lloyds TSB Bank, plc and Royal Bank of Scotland, as co-syndication agents, and certain other lenders. The Credit Facility, which expires on June 16, 2006, replaced our prior $1.95 billion credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300 million, for general corporate purposes. Interest on borrowings under the Credit Facility is charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment, or approximately $1.6 million annually. MasterCard was in compliance with the Credit Facility covenants as of December 31, 2005. There were no borrowings under the Credit Facility at December 31, 2005. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Due to Standard & Poor’s Ratings Services’ (S&P) assessment of MasterCard’s vulnerability to legal risk, on May 16, 2003, S&P lowered MasterCard’s counterparty credit rating to A-/A-2, subordinated debt rating to BBB+ and placed MasterCard on negative outlook. Following the announcement of the ownership and governance transactions, S&P placed us on credit watch with negative implications. Pending completion of the initial public offering, S&P expects to lower our counterparty credit ratings to BBB+/A-2 and our subordinated debt rating to BBB, both with stable outlook. Until such time, the existing ratings will remain on credit watch with negative implications. Once the lower ratings are in effect, the facility fee for our Credit Facility will increase to 8 basis points on the total commitment, or approximately $1.8 million annually, and interest on borrowings under the Credit Facility would increase to LIBOR plus 37 basis points (or 47 basis points if aggregate borrowings exceed 33% of the commitments) or an alternative base rate.

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1 million euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1 million euro guarantee facility for MasterCard Europe. Interest on borrowings under the overdraft facility is charged at 50 basis points over the relevant market index and interest for the guarantee facility is paid at a rate of 1.5% per annum on outstanding guarantees. There were no material borrowings under these facilities at December 31, 2005 and 2004. Deutsche Bank AG is the lender of these facilities and is a member of MasterCard International.

MasterCard Europe has one additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no borrowings under this agreement at December 31, 2005 and 2004. HSBC Bank plc is the lender of this facility and is a member of MasterCard International.

After the consummation of the initial public offering, we intend to adopt a policy of declaring, subject to legally available funds, a quarterly cash dividend for our Class A common stock and Class B common stock, unless our board of directors, in its sole discretion, determines otherwise.

Contractual Obligations

The following table summarizes, as of December 31, 2005, our contractual non-cancelable obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Capital leases[1]	$57	$5	$7	$3	$42
Operating leases[2]	113	35	49	21	8
Sponsorship, licensing & other[3]	551	288	225	31	7
U.S. merchant lawsuit and other legal settlements[4]	789	189	200	200	200
Debt[5]	243	5	88	150	—
Executive incentive plan benefit[6]	62	62	—	—	—

Total	$1,815	$584	$569	$405	$257

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
[2]	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.
[3]	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $304 million as of December 31, 2005 related to these agreements.
[4]	Represents amounts due in accordance with legal settlements, including the settlement agreement in the U.S. merchant lawsuit.
[5]	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. See Note 13 to our Consolidated Financial Statements herein. We also have various credit facilities for which there were no outstanding balances at December 31, 2005 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.
[6]	Represents Executive Incentive Plan and the Senior Executive Incentive Plan cash payments to be paid in 2006 and amounts currently due to employees should they terminate employment. See Note 11 of our Consolidated Financial Statements herein. These amounts exclude the portion of the award that is eligible to be converted to restricted stock units.

Related Parties

We have approximately 1,493 existing stockholders who are also our customers. See Part III, Item 13—“Certain Relationships and Related Transactions”—of this Report for a description of certain agreements between us and our principal stockholders.

A significant portion of our revenue is concentrated among our five largest customers. In 2005, the net revenues from these customers were approximately $981 million, or 33% of total net revenue. In January 2006, one of these customers purchased another of our key customers (not among our top five revenue contributors). Accordingly, the amounts for 2005 for this customer include the revenues of the other customer acquired. The loss of any of these members could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may create pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

Seasonality

Portions of our business are seasonal. Our gross revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. However, advertising, holiday promotions and incentives also increase correspondingly, generally causing our profitability to decline in the fourth quarter.

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

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Revenue Recognition
Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Total assessment revenues included an estimate as of the end of the period for 15%, 11% and 12% of those assessment revenues, representing 5%, 4% and 4% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our revenue recognition policies are fully described in our Consolidated Financial Statements herein.

Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Such estimates are subsequently validated against performance reported by our customers. Differences are adjusted in the period the customer reports. Customers’ performance is estimated by using historical performance, member reported information, transactional information accumulated from our systems and discussions with our customers.

If our customers’ actual performance is not consistent with our estimates of their performance, revenues may be materially different than initially recorded. Historically, our estimates have differed from the actual performance by less than 5% of the estimates on a quarterly basis.
Rebates and incentives are estimated.	Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements.	If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially recorded.

Legal and Regulatory Matters
We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 16 and 18 to the Consolidated Financial Statements herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Discount Rate for Merchant Lawsuit Settlement
We have entered into a settlement agreement in connection with the U.S. merchant lawsuit. This settlement was discounted over the ten year payment term of the settlement.	We estimated the discount rate we used to calculate the present value of our obligations under the Settlement Agreement in 2003 to be 8%. The discount rate used was a matter of management judgment at the time of the settlement, which considered our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.

A 1 percent increase in the discount rate would increase annual interest expense by approximately $4 million in 2006, and declining amounts thereafter. The reverse impact would be experienced for a 1 percent decrease in the discount rate.

In addition, a 1 percent change in the discount rate would have impacted the amount we recorded as an after-tax charge for the year ended December 31, 2003 by approximately $20 million.

Goodwill and Intangible Assets (except Capitalized Software)
We perform analyses of goodwill and intangible assets on an annual basis or sooner if indicators of impairment exist. This evaluation utilizes a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of the carrying amount over fair value.	The test methods employed in performing the analyses involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data. We utilize independent valuation experts, if needed.
	We completed our annual impairment testing for all other goodwill and intangibles using the methodology described herein, and no significant impairment charges were recorded for the year ended December 31, 2005.	If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with goodwill and/or intangible assets. The carrying value of goodwill and intangible assets, excluding capitalized software, was $376 million, including $172 million of unamortized customer relationships, as of December 31, 2005.

Income Taxes
In calculating our effective tax rate we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions, establishment of reserves for credits and audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset in excess of the net deferred tax asset or if we were unable to realize a net deferred tax asset; an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.

Capitalized Software
Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets.	We are required to make judgments to determine if each project will satisfy its intended use. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project.	If actual results are not consistent with our judgments, we may be exposed to an impairment charge. The net carrying value of capitalized software as of December 31, 2005 was $94 million.

On an ongoing basis, we perform impairment analyses on various technologies. If the carrying value of the various technologies exceeds the fair value, impairment charges are recorded.

During the year ended December 31, 2005, no significant impairment charges were recorded.

Pensions and Postretirement Benefit Plans
The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. This pension plan credits participants annually with an amount equal to a percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Company also maintains a postretirement plan	The discount rate for the Company pension and postretirement plans is subject to change, each year, consistent with changes in high-quality, long-term corporate bond markets. We referenced the Moody’s Aa Corporate Bond Index, arithmetically rounded, to select our discount rate to measure the projected benefit obligations of our pension and postretirement plans. In order to validate the appropriateness of the rate, an analysis was performed which matched the plans expected cash flows (determined on a PBO basis) with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds	A quarter of a percentage point decrease in our discount rate would increase our projected benefit obligation (“PBO”) by $1.2 million, and would have a negligible effect on our annual pension expense. An equal but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

Certain assumptions are used in the determination of the annual costs for our pension and postretirement plans and the disclosure of the funded position of our plans. Key assumptions include the discount rate used to measure the plans’ projected benefit obligation for pension and postretirement, the expected rate of return on pension plan assets and the health care cost trend rate for our postretirement plan.

generating a discount rate. Our discount rate of 5.50% as of December 31, 2005 was reasonable as compared to the rate derived from the analysis described above. This rate of 5.50% is a decline of 25 basis points from the 5.75% rate used in calculating the net periodic benefit costs for 2004.

Net actuarial gains and/or losses in our benefit plans are amortized on straight-line basis over the expected average remaining service of active participants expected to benefit under the plans.

	We determine the expected return on plan assets primarily based on long-term historical returns in equity and fixed income markets. The expected rate of our pension plan assets is 8.50% for the years ended December 31, 2005, 2004 and 2003.	A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $0.4 million.
	The Company reviews external data and its own historical trends to determine the health care trend rates for postretirement medical costs.	A complete analysis of the cost impact resulting from a change in this assumption is fully described in Note 12 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). FSP 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes.” We are not presently intending to repatriate any foreign earnings as defined under the Act. Therefore, FSP 109-2 is not expected to have an impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R provides guidance on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. The Company intends to adopt SFAS 123R in connection with the implementation of equity based compensation plans as part of the Company’s new ownership and governance structure. The implementation date of these plans has not been determined and the underlying transactions remain subject to approval by the Company’s stockholders. The adoption of SFAS 123R is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the board of directors, governing our funding, investments, and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at December 31, 2005 as compared to December 31, 2004.

Foreign Exchange Risk

We enter into forward exchange contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies. We also enter into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The terms of the forward currency contracts are generally less than 18 months.

At December 31, 2005 and 2004, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $78 million and $41 million, respectively) and sold (with notional amounts of $33 million and $20 million, respectively). Based on the year-end 2005 and 2004 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $4 million and $2 million at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, forward currency contracts against the euro were purchased (with notional amounts of $218 million and $128 million, respectively) and sold (with notional amounts of $39 million and no open contracts, respectively). Based on the year-end 2005 and 2004 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the euro is estimated to create a loss valued at $16 million and $11 million at December 31, 2005 and 2004, respectively.

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rates and clearing the financial transactions is typically one business day and by limiting the supported settlement currencies to the U.S. dollar or one of nineteen other stable transaction currencies. The remaining 146 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our debt instruments, which we hold as available-for-sale investments. They are rated AA or above and primarily consist of fixed rate short and medium-term instruments. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a 100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $19 million and $17 million for 2005 and 2004, respectively. Our held-to-maturity investments are not subject to interest rate movements.

Our interest rate sensitive liabilities consist of subordinated debt securities. A 100 basis point decrease in rates would result in a fair value loss of $5 million and $9 million for December 31, 2005 and 2004, respectively. See Note 13 to the Consolidated Financial Statements herein.

At December 31, 2005 and 2004, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. There were 4 million euros and no amounts outstanding at December 31, 2005 and 2004, respectively, under these credit facilities. See Note 13 to the Consolidated Financial Statements herein.

Equity Price Risk

We own trading securities, which are comprised of equity securities selected to offset obligations in connection with an executive compensation plan. The effect of a hypothetical 10 percent decline in market value would result in a loss of $2 million and $3 million in the years ended December 31, 2005 and 2004, respectively. To the extent the executive compensation plan remains in a net appreciation position, an offsetting gain would be recorded in general and administrative expense.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2005. In making its assessment management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have completed integrated audits of MasterCard Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of changes in stockholders’ equity and of comprehensive income (loss) present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method for calculating the market-related value of pension plan assets used in determining the expected return on the assets component of annual pension cost in 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in this Item, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

March 16, 2006

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$545,273	$328,996
Investment securities, at fair value:
Trading	22,472	27,407
Available-for-sale	714,147	781,486
Accounts receivable	347,754	293,292
Settlement due from members	211,775	223,738
Restricted security deposits held for members	97,942	87,300
Prepaid expenses	167,209	120,374
Other current assets	121,326	40,203

Total Current Assets	2,227,898	1,902,796
Property, plant and equipment, at cost (less accumulated depreciation of $373,319 and $329,877)	230,614	242,358
Deferred income taxes	225,034	235,023
Goodwill	196,701	217,654
Other intangible assets (less accumulated amortization of $272,913 and $227,738)	273,854	328,984
Municipal bonds held-to-maturity	194,403	195,295
Prepaid expenses	201,132	80,892
Other assets	150,908	61,668

Total Assets	$3,700,544	$3,264,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$185,021	$187,035
Settlement due to members	175,021	186,858
Restricted security deposits held for members	97,942	87,300
Obligations under U.S. merchant lawsuit and other legal settlements—current (Notes 16 and 18)	189,380	129,047
Accrued expenses (Note 10)	850,657	648,019
Other current liabilities	58,682	63,103

Total Current Liabilities	1,556,703	1,301,362
Deferred income taxes	61,188	73,227
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 16 and 18)	415,620	468,547
Long-term debt	229,489	229,569
Other liabilities	263,776	212,393

Total Liabilities	2,526,776	2,285,098
Commitments and Contingencies (Notes 15 and 18)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, 100,000,348 and 84,000,000 shares, respectively, issued and outstanding	1,000	840
Class B convertible common stock, $.01 par value; authorized 25,000,000 shares, no shares and 16,000,000 shares, respectively, issued and outstanding	—	160
Additional paid-in capital	973,619	967,368
Retained earnings (accumulated deficit)	145,515	(121,204)
Accumulated other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	50,818	127,481
Net unrealized gain (loss) on investment securities available-for-sale	(2,543)	3,804
Net unrealized gain (loss) on derivatives accounted for as hedges	739	(3,497)

Total accumulated other comprehensive income, net of tax	49,014	127,788

Total Stockholders’ Equity	1,169,148	974,952

Total Liabilities and Stockholders’ Equity	$3,700,544	$3,264,670

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Revenue	$2,937,628	$2,593,330	$2,230,851
Operating Expenses
General and administrative	1,351,082	1,185,837	1,098,552
Advertising and market development	1,008,268	915,851	851,150
U.S. merchant lawsuit and other legal settlements (Notes 16 and 18)	75,158	21,653	763,460
Depreciation	46,304	51,277	52,953
Amortization	63,632	72,040	66,598

Total operating expenses	2,544,444	2,246,658	2,832,713

Operating income (loss)	393,184	346,672	(601,862)
Other Income (Expense)
Investment income, net	60,867	48,701	56,591
Interest expense	(70,158)	(69,722)	(62,936)
Other income (expense), net (Note 24)	23,445	(1,951)	(3,313)

Total other income (expense)	14,154	(22,972)	(9,658)

Income (loss) before income taxes	407,338	323,700	(611,520)
Income tax expense (benefit)	140,619	85,640	(220,778)

Income (loss) before cumulative effect of accounting change	266,719	238,060	(390,742)
Cumulative effect of accounting change, net of tax	—	—	4,949

Net Income (Loss)	$266,719	$238,060	$(385,793)

Net Income (Loss) per Share (Basic and Diluted):
Income (loss) before cumulative effect of accounting change	$2.67	$2.38	$(3.91)
Cumulative effect of accounting change, net of tax	—	—	.05

Net Income (Loss) per Share (Basic and Diluted)	$2.67	$2.38	$(3.86)

Weighted average shares outstanding (Basic and Diluted)	100,000	100,000	100,000

Unaudited Pro forma Net Income (Loss) per Share (Basic and Diluted) assuming reclassification of shares prior to initial public offering (Note 2)	$1.98	$1.76	$(2.86)

Unaudited Pro forma weighted average shares outstanding (Basic and Diluted) assuming reclassification of shares prior to initial public offering (Note 2)	135,000	135,000	135,000

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Activities
Net income (loss)	$266,719	$238,060	$(385,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	46,304	51,277	52,953
Amortization	63,632	72,040	66,598
Impairment of assets	1,978	7,427	4,359
Deferred income taxes	(54,036)	40,845	(240,666)
Other	10,204	4,540	1,391
Changes in operating assets and liabilities, net of effects from acquisitions:
Trading securities	4,935	3,354	(250)
Accounts receivable	(64,189)	(22,446)	(48,799)
Settlement due from members	(15,496)	2,768	55,006
Prepaid expenses	(52,170)	(24,261)	(21,727)
Other current assets	(17,123)	(6,476)	123
Prepaid expenses, non-current	(123,692)	(21,332)	3,325
Accounts payable	4,111	(20,275)	21,566
Settlement due to members	11,471	(3,356)	(27,777)
Legal settlement accruals, including accretion of imputed interest	7,406	(74,872)	672,466
Accrued expenses	220,789	82,403	39,738
Net change in other assets and liabilities	(37,995)	14,099	(2,068)

Net cash provided by operating activities	272,848	343,795	190,445
Investing Activities
Purchases of property, plant and equipment	(43,866)	(30,525)	(76,253)
Capitalized software	(38,137)	(47,630)	(73,310)
Purchases of investment securities available-for-sale	(2,834,321)	(2,194,931)	(1,282,107)
Proceeds from sales and maturities of investment securities available-for-sale	2,883,709	2,032,275	1,265,192
Acquisition of businesses, net of cash acquired	—	(29,861)	—
Other investing activities	(1,040)	(3,842)	(3,356)

Net cash used in investing activities	(33,655)	(274,514)	(169,834)
Financing Activities
Net cash used in financing activities	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(22,916)	11,596	8,933

Net increase in cash and cash equivalents	216,277	80,877	29,544
Cash and cash equivalents—beginning of year	328,996	248,119	218,575

Cash and cash equivalents—end of year	$545,273	$328,996	$248,119

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Stock		Additional Paid-In Capital
				Class A	Class B	Class A	Class B
	(In thousands)
Balance at December 31, 2002	$1,023,406	$26,529	$28,509	$840	$160	$812,589	$154,779
Net loss	(385,793)	(385,793)	—	—	—	—	—
Other comprehensive income, net of tax	61,108	—	61,108	—	—	—	—

Balance at December 31, 2003	698,721	(359,264)	89,617	840	160	812,589	154,779
Net income	238,060	238,060	—	—	—	—	—
Other comprehensive income, net of tax	38,171	—	38,171	—	—	—	—

Balance at December 31, 2004	974,952	(121,204)	127,788	840	160	812,589	154,779
Net income	266,719	266,719	—	—	—	—	—
Other comprehensive loss, net of tax	(78,774)	—	(78,774)	—	—	—	—
Purchase price adjustment for the acquisition of MasterCard Europe	6,251	—	—	—	—	6,251	—
Conversion of shares	—	—	—	160	(160)	154,779	(154,779)

Balance at December 31, 2005	$1,169,148	$145,515	$49,014	$1,000	$—	$973,619	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net Income (Loss)	$266,719	$238,060	$(385,793)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(76,663)	44,271	66,668

Unrealized loss on investment securities available-for-sale	(10,522)	(5,977)	(2,492)
Income tax effect	3,777	2,068	925

	(6,745)	(3,909)	(1,567)
Reclassification adjustment for net gain (loss) realized on investment securities available-for-sale	621	(2,695)	(5,442)
Income tax effect	(223)	932	2,020

	398	(1,763)	(3,422)

Unrealized gain (loss) on derivatives accounted for as hedges	5,592	(4,262)	(13,844)
Income tax effect	(1,839)	957	4,672

	3,753	(3,305)	(9,172)
Reclassification adjustment for net gain realized on derivatives accounted for as hedges	719	3,710	11,710
Income tax effect	(236)	(833)	(3,109)

	483	2,877	8,601

Other comprehensive income (loss), net of tax	(78,774)	38,171	61,108

Comprehensive Income (Loss)	$187,945	$276,231	$(324,685)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Summary of Significant Accounting Policies

Organization—MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”), MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.

The common stock of MasterCard Incorporated is privately owned by certain customers of the Company. As more fully described in Note 2, MasterCard is pursuing a new ownership and governance structure, which will involve a new class of the Company’s common stock being traded on a public exchange. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers.

Consolidation and basis of presentation—The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the 2005 presentation. The consolidated financial statements include the accounts of MasterCard and its majority-owned subsidiaries. Intercompany transactions are eliminated in consolidation.

The Company consolidates majority-owned and controlled entities, including specific consideration of variable interest entities which are required to be consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). Minority interest is recorded for consolidated entities in which the Company owns less than 100% of the interest. Minority interest represents the equity interest not owned by the Company.

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

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management has established detailed policies and control procedures to ensure the methods used to make estimates are well controlled and applied consistently from period to period. Actual results may differ from these estimates.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Cash and cash equivalents—Cash and cash equivalents include certain highly liquid investments with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Investment securities—The Company classifies debt securities as held-to-maturity or available-for-sale and classifies equity securities as trading.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the debt securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income (loss). Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine gains and losses. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations.

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

Settlement due from/due to members—The Company operates systems for clearing and settling payment transactions among MasterCard International members. Net settlements are generally cleared daily among members through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard International members.

Restricted security deposits held for MasterCard International members—MasterCard requires and holds cash deposits from certain members of MasterCard International in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. However, the majority of collateral for settlement are typically in the form of letters of credit and bank guarantees.

Property, plant and equipment—Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases is included in depreciation expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment at least annually. Goodwill was tested for impairment during each of 2005, 2004 and 2003. In 2004, the company recorded an impairment charge; see Note 8 herein.

Intangible assets—Intangible assets consist of capitalized software costs, franchise rights, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives under the straight-line method. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2005, 2004 and 2003, the Company recorded impairment charges for finite lived intangible assets; see Note 9 herein. Intangible assets with indefinite lives, customer relationships, are tested for impairment at least annually. No impairment charges were recorded in 2005, 2004 or 2003.

Litigation accrual—The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 16 and 18 herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments.

Settlement and travelers cheque risk—MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement losses incurred during the ordinary activities of the Company. MasterCard International’s right to impose special assessments arising out of extraordinary events on its members will be eliminated once the new ownership structure and governance changes are completed, as described in Note 2. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of these guarantees are unlimited.

Derivative financial instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them.

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

Income taxes—The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Valuation allowances are provided against assets which are not likely to be realized.

Revenue recognition—The Company’s revenue is comprised principally of operations fees and assessments. Revenues are generated from the fees charged to customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and historical and projected customer performance. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided. MasterCard also enters into agreements with certain customers to provide volume-based and performance support incentives. MasterCard may incur costs directly related to the acquisition of the contract, which are deferred and amortized over the life of the contract. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or performance has occurred, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements, actual results may differ from these estimates.

In addition, certain rebate and incentive agreements provide for free or discounted services, which are recorded in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The discount from the fair value of the services is recorded as a reduction of revenue related to other elements of the contract using the residual method.

Pension and other postretirement plans—Compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The unit credit cost method is utilized for funding purposes. Prior to 2003, the expected return on plan assets was based on a calculated asset value. Beginning in 2003, the expected return on plan assets is based on the current fair value of the plan assets; this change in accounting principle is discussed in Note 11 herein.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. MasterCard determined the effects of the Act were not a significant event requiring an interim remeasurement. Consequently, as permitted by FSP 106-2, net periodic postretirement benefit cost for 2004 does not reflect the effects of the Act. The accumulated postretirement benefit obligation (“APBO”) for the postretirement benefit plan was remeasured at December 31, 2004 to reflect the effects of the Act, which resulted in a reduction in the APBO of $2,680.

Advertising expense—Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

Foreign currency translation—The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

MasterCard’s operations in Brazil for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are remeasured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are remeasured at historical exchange rates; and revenue and expense accounts are remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses are included in net income (loss). Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

Net income (loss) per share—MasterCard computes basic and diluted net income (loss) per share by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period.

Note 2. Proposed New Ownership and Governance Structure

MasterCard is pursuing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of independent directors, the establishment of a charitable foundation and the transition to being a publicly traded company.

Under the proposed ownership and governance structure, MasterCard’s current stockholders are expected to retain a 41% equity interest in the company through ownership of a new non-voting class B common stock that existing stockholders will receive in the reclassification described below. In addition, existing stockholders are expected to receive a new class M common stock that will have no economic rights but will provide them with certain rights, including the right to approve specified significant corporate actions and entitle them to elect up to three of MasterCard’s directors (but not more than one quarter of the total number of directors) and are otherwise non-voting.

MasterCard also intends to issue shares of a new voting class A common stock to public investors through an initial public offering. Upon successful completion of the offering, these public investors are expected to hold shares representing an expected 46% of the Company’s equity and 82% of its general voting power (or 49% of the Company’s equity and 83% of its general voting power if the underwriters exercise their option to purchase additional shares in full). Additional shares of new class A common stock, representing approximately 10% of the Company’s equity and 18% of its voting rights (or 17% of its voting power if the underwriters exercise their option to purchase additional shares in full), are expected to be issued as a donation to The MasterCard Foundation, a charitable foundation incorporated in Canada.

MasterCard intends to use all but $650,000 of the net proceeds from the initial public offering (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from the Company’s existing stockholders that is equal to the aggregate number of shares of Class A common stock that we issue to investors in the initial public offering (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and to the Foundation. As a result, the Company’s existing stockholders will own 41% of the Company’s equity. MasterCard intends to use the remaining proceeds to increase its capital, defend itself against legal and regulatory challenges, expand its role in targeted geographics and higher growth segments of the global payments industry and for other general corporate purposes. However, the Company has not determined the amounts of such remaining proceeds that are to be allocated to these purposes. The value of the shares of Class A common stock donated to The MasterCard Foundation will be determined based on the initial public offering price per share of class A common stock less a marketability discount.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Prior to the initial public offering, the Company will reclassify all of the Company’s 100,000 outstanding shares of existing class A redeemable common stock so that the Company’s existing stockholders will receive 1.35 shares of the Company’s new class B common stock for each share of class A redeemable common stock that they hold and a single share of the new class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the common stock reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements. Pro forma amounts give effect to the reclassification.

Implementation of the new ownership and governance structure is subject to various approvals, including stockholder approval and the requisite regulatory filings. At a special meeting on November 28, 2005, MasterCard’s stockholders approved the new ownership and governance structure.

Note 3. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for the years ended December 31:

	2005	2004	2003
Cash paid for income taxes	$203,390	$43,594	$14,739
Cash paid for interest	16,805	16,732	16,793
Cash paid for settlement of U.S. merchant lawsuit and other legal settlements (Note 16 and 18)	114,935	149,948	133,680
Non-cash investing and financing activities:
Purchase price adjustment for the acquisition of MasterCard Europe (Note 21)	6,251	—	—
Consolidation of variable interest entity (Note 14):
Municipal bonds held-to-maturity	—	—	154,000
Long-term debt	—	—	149,380
Minority interest	—	—	4,620
Sale-leaseback transaction:
Capital lease obligation	—	—	36,382
Bonds held-to-maturity	—	—	36,382

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced the back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $51,238 and are included in the future commitment schedule in Note 15 herein. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2005, the future minimum sublease rental income is $1,968.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 4. Investment Securities

Available-for-sale investment securities consist of municipal bonds. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	December 31, 2005	December 31, 2004
Amortized cost	$718,072	$775,509
Gross unrealized gains	1,321	6,947
Gross unrealized losses	(5,246)	(970)

Fair value	$714,147	$781,486

Held-to-maturity investment securities also consist of municipal bonds. The carrying value, gross unrecorded gains and losses and fair value of held-to-maturity securities are as follows:

	December 31, 2005	December 31, 2004
Carrying value	$194,403	$195,295
Gross unrecorded gains	12,687	21,353

Fair value	$207,090	$216,648

At December 31, 2005, there were no investment securities in continuous significant gross unrealized loss positions for greater than twelve months. Due to the high credit quality of the Company’s investment securities and the intent and ability to hold until maturity, no investment securities are considered to be other-than-temporarily impaired as of December 31, 2005.

The maturity distribution based on contractual terms of investment securities at December 31, 2005 is as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$45,299	$45,257	$—	$—
Due after 1 year through 5 years	373,150	369,753	158,021	169,295
Due after 5 years through 10 years	107,698	107,212	36,382	37,795
Due after 10 years	191,925	191,925	—	—

	$718,072	$714,147	$194,403	$207,090

Included in the available-for-sale amounts above are auction rate securities of $194,725 and $273,299 as of December 31, 2005 and 2004, respectively. These securities are reset to current interest rates typically every 35 days and no later than every 90 days, but are included in this table based on their stated maturities. All securities with maturities beyond ten years are auction rate securities.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Components of net investment income are as follows for each of the years ended December 31:

	2005	2004	2003
Interest income	$50,409	$37,051	$35,402
Dividend income	7,872	6,240	5,326
Investment securities available-for-sale:
Gross realized gains	504	3,169	5,777
Gross realized losses	(1,125)	(474)	(335)
Trading securities:
Unrealized gains (losses), net	1,403	(712)	8,877
Realized gains, net	1,804	3,427	1,544

Total investment income, net	$60,867	$48,701	$56,591

Note 5. Prepaid Expenses

Prepaid expenses consist of the following at December 31:

	2005	2004
Customer and merchant incentives	$229,318	$113,818
Advertising	69,756	25,900
Pension	35,280	10,500
Other	33,987	51,048

Total prepaid expenses	368,341	201,266
Prepaid expenses, current	(167,209)	(120,374)

Prepaid expenses, long-term	$201,132	$80,892

Prepaid customer and merchant incentives represent payments made to customer and merchants under business agreements.

Note 6. Other Assets

Other assets consist of the following at December 31:

	2005	2004
Customer and merchant business agreements	$119,655	$20,025
Deferred taxes	90,941	26,209
Cash surrender value of keyman life insurance	22,673	20,555
Other	38,965	35,082

Total other assets	272,234	101,871
Other assets, current	(121,326)	(40,203)

Other assets, long-term	$150,908	$61,668

Certain customer and merchant business agreements provide a bonus for agreeing to enter into the agreement. As of December 31, 2005 and 2004, other assets include payments to be made for these bonuses and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

the related liability is included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made the liability is relieved, and the other asset is reclassified as a prepaid expense.

Note 7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2005	2004
Equipment	$359,140	$333,276
Building and land	180,944	179,415
Furniture and fixtures	36,766	36,415
Leasehold improvements	27,083	23,129

	603,933	572,235
Less accumulated depreciation and amortization	(373,319)	(329,877)

	$230,614	$242,358

As of December 31, 2005 and 2004, capital leases of $26,143 and $27,843, respectively, are included in equipment. Accumulated amortization of capital leases was $13,955 and $14,317 as of December 31, 2005 and 2004, respectively.

Depreciation expense for the above property, plant and equipment was $46,304, $51,277 and $52,953 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003 are as follows:

Balance as of December 31, 2003	$187,881
Acquisition of businesses	20,225
Impairment loss	(5,454)
Change in estimate of exit costs relating to the Integration (Note 21)	(663)
Foreign currency translation	15,665

Balance as of December 31, 2004	217,654
Purchase price adjustment for the acquisition of MasterCard Europe (Note 21)	6,251
Sale of investment in affiliate	(500)
Change in estimate of exit costs relating to the Integration (Note 21)	(327)
Foreign currency translation	(26,377)

Balance as of December 31, 2005	$196,701

In February 2004, the Company acquired a research and advisory firm focused exclusively on the global financial services industry. In May 2004, the Company acquired a consulting firm specializing in the optimization of customer relationships. For one of the acquisitions noted above, the Company identified certain indicators of potential impairment, including lower than anticipated revenues during 2004 and loss of key

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

customers negatively impacting future revenue growth. Accordingly, the Company recorded impairment losses of $6,560 (goodwill of $5,454 and other intangible assets of $1,106) in 2004, which are reflected within general and administrative expenses on the consolidated statements of operations herein.

Note 9. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$345,290	$(251,105)	$94,185	$327,733	$(207,371)	$120,362
Trademarks and tradenames	22,098	(17,063)	5,035	24,061	(17,728)	6,333
Other	7,055	(4,745)	2,310	6,442	(2,639)	3,803

Total	374,443	(272,913)	101,530	358,236	(227,738)	130,498
Unamortized intangible assets:
Customer relationships	172,324	—	172,324	198,486	—	198,486

Total	$546,767	$(272,913)	$273,854	$556,722	$(227,738)	$328,984

Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency.

Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, customer relationships decreased $26,162 and trademarks decreased $1,965 in 2005 for the portion of these assets assumed in the acquisition of Europay International S.A. on June 28, 2002, as discussed in Note 21 herein.

Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,
	2005	2004	2003
Amortization	$63,632	$72,040	$66,598
Impairment	$1,978	$1,973	$3,371

During the years 2005, 2004 and 2003, impairment charges of $1,786, $867 and $3,371, respectively, were recorded primarily in connection with decisions to discontinue the use of various technologies included in capitalized software. The Company performed an impairment analysis on the related technology and concluded that fair value was estimated as zero due to discontinued future use of the underlying technology. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations for each of the years ended December 31, 2005, 2004 and 2003.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the year ending:

December 31, 2006	$52,711
December 31, 2007	33,677
December 31, 2008	12,950
December 31, 2009	572
December 31, 2010 and thereafter	1,620

Note 10. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2004
Customer and merchant incentives	$303,899	$173,492
Personnel costs	243,859	190,114
Advertising	162,661	136,107
Taxes	58,610	63,940
Other	81,628	84,366

	$850,657	$648,019

Note 11. Pension, Savings Plan and Other Benefits

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

Effective January 1, 2003, the Company changed its method of calculating the market-related value of plan assets used in determining the expected return on asset component of its annual pension cost. Under the previous method, 80 percent of the gains and losses on plan assets were deferred and recognized in the calculated market-related value over the following four years. Under the new method, the market-related value equals the current fair value of the plan assets. The new method is considered preferable because annual pension expense reflects changes in the market performance of plan assets on a more timely basis.

The cumulative effect of this change in accounting principle related to periods prior to 2003 was a benefit to earnings for the year ended December 31, 2003, in the amount of $7,768, less income taxes of $2,819, for a net benefit of $4,949. The Company’s net periodic pension cost would have been reduced by $1,928 for 2003 if it had not changed its valuation method.

In 2002, in connection with its acquisition of MasterCard Europe, the Company assumed a defined benefit plan (“European Plan”) covering substantially all employees affiliated with MasterCard Europe. On December 31, 2002, the Company settled the benefit obligations and terminated the European Plan. All excess assets have been transferred to a new defined contribution plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table sets forth the pension plans’ funded status, key assumptions and amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004. The U.S. plans include both the qualified and the nonqualified pension plans. The Company uses a December 31 measurement date for its pension plans.

	U.S. Plans		European Plan
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$171,471	$148,718	$—	$—
Service cost	18,318	16,151	—	—
Interest cost	10,335	9,795	—	—
Actuarial (gain) loss	(3,637)	5,698	—	—
Benefits paid	(9,075)	(8,891)	—	—

Benefit obligation at end of year	$187,412	$171,471	$—	$—

Change in plan assets
Fair value of plan assets at beginning of year	$145,067	$126,975	$1,480	$3,316
Actual return on plan assets	8,283	11,983	(60)	215
Employer contributions	41,711	15,000	—	—
Benefits paid	(9,075)	(8,891)	(1,420)	(2,051)

Fair value of plan assets at end of year	$185,986	$145,067	$—	$1,480

Reconciliation of funded status
Funded status	$(1,426)	$(26,404)	$—	$1,480
Unrecognized actuarial loss	28,453	28,934	—	—
Unrecognized prior service credit	(909)	(1,162)	—	—

Net amount recognized	$26,118	$1,368	$—	$1,480

Amounts recognized on the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$35,280	$10,500	$—	$1,480
Accrued benefit cost	(9,162)	(9,132)	—	—

Net amount recognized	$26,118	$1,368	—	$1,480

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.50%	5.75%	—	—
Rate of compensation increase	5.37%	5.37%	—	—

The accumulated benefit obligation for the U.S. plans was $157,517 and $142,047 at December 31, 2005 and 2004, respectively.

Information for the Company’s nonqualified pension plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

	December 31,
	2005	2004
Projected benefit obligation	$9,295	$9,624
Accumulated benefit obligation	8,383	8,803
Fair value of plan assets	—	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Net periodic pension cost (benefit) includes the following components for the years ended December 31:

	U.S. Plans			European Plan
	2005	2004	2003	2005	2004	2003
Service cost	$18,318	$16,150	$16,857	$—	$—	$—
Interest cost	10,335	9,795	8,477	—	—	—
Expected return on plan assets	(12,768)	(10,319)	(8,661)	60	(215)	(1,332)
Amortization of prior service credit	(254)	(314)	(314)	—	—	—
Recognized actuarial loss	1,330	1,272	3,562	—	—	—

Net periodic pension cost (benefit)	$16,961	$16,584	$19,921	$60	$(215)	$(1,332)

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31:

	U.S. Plans
	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.37%	5.37%	5.37%

The expected return on plan assets is primarily based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 10 percent on equity investments and 6 percent on fixed income investments and the portfolio’s targeted asset allocation range, the weighted average expected return of the qualified pension plan assets is 8.5 percent.

The Company’s qualified pension plan’s weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	Target Asset Allocation	Plan Assets At December 31,
Asset Class		2005	2004
U.S. equity securities
Large/medium cap	35-45%	40%	39%
Small cap	10-20	15	15
Non-U.S. equity	10-20	15	15
Fixed income	25-40	29	30
Other	—	1	1

Total		100%	100%

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

equity and 30% fixed income, with periodic rebalancing to maintain plan assets within the target asset allocation ranges. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three- and five-year periods. An independent consultant assists management with investment manager selections and performance evaluations. The “Other” category includes cash that is available to pay expected benefit payments and expenses.

At December 31, 2005 and 2004, the funded status of the qualified plan exceeded minimum funding requirements and the Company was not required to make contributions. In 2005 and 2004, the Company elected to make voluntary contributions of $40,000 and $15,000, respectively, to its qualified pension plan. In 2006, the Company may make voluntary contributions to its qualified pension plan, up to $30,000. Additionally, the Company does not make any contributions, other than benefit payments, to its nonqualified plan.

The following table summarizes expected benefit payments through 2015 including those payments expected to be paid from the company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefits payments.

2006	$20,358
2007	15,558
2008	21,721
2009	18,894
2010	25,902
2011 - 2015	116,064

The majority of the Company’s U.S. employees are eligible to participate in a savings and profit sharing plan sponsored by the Company. The plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. The Company may also contribute a discretionary profit sharing component linked to its performance each year. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its savings plans was $39,145, $35,517 and $30,626 for 2005, 2004 and 2003, respectively.

The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive compensation plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of MasterCard members. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”) and the Senior Executive Incentive Plan (“SEIP”) (together the “EIP Plans”). Although contributions to the VAP have been discontinued, assets remain and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2005 and 2004 was $9,302 and $10,274 respectively, and the expense was $3,037, $3,145 and $8,497 for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company’s EIP Plans are performance unit plans, in which participants receive grants of units with a value contingent on the achievement of the Company’s long-term performance goals. Employees who are designated Senior Vice President or higher are eligible for participation in any performance period, provided they have met certain performance criteria. The Compensation Committee and/or the President and Chief Executive Officer may also designate other employees as eligible to participate in the plan.

The final value of the units under the EIP Plans is calculated based on the Company’s performance over a three-year period. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The performance units vest over three and five year periods. Upon termination of employment, excluding retirement, all unvested performance units are forfeited. However, when a participant terminates employment due to retirement, all of the participant’s performance units immediately vest provided that the participant has at least six months of service in the performance period. Eligible retirement is dependent upon age and years of service as follows: age 55 with ten years of service, age 60 with 5 years of service and age 65 with 2 years of service.

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

Since the impact to prior quarterly and annual financial statements was not material, the Company recorded a catch-up adjustment of $19,063 ($12,146 after-tax) in 2005 to reflect the change in methodology. This adjustment is included in accrued expenses and general and administrative expenses. The Company’s liability related to the EIP Plans at December 31, 2005 and 2004 was $101,677 and $76,787, respectively, and the expense was $67,353, $42,627 and $27,764 for the years ending December 31, 2005, 2004 and 2003, respectively.

In connection with the Company’s proposed new ownership and governance structure described in Note 2 herein, the Company intends to convert the EIP Plans to an equity based compensation plan. In addition, a one time restricted stock award is intended for non-executive management employees.

Note 12. Postemployment and Postretirement Benefits

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table presents the status of the Company’s postretirement benefit plan recognized in the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004. The Company uses a December 31 measurement date for its postretirement plan.

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$57,295	$44,909
Service cost	3,189	3,095
Interest cost	3,431	2,967
Actuarial loss	449	7,052
Plan participants’ contribution	51	17
Benefits paid	(897)	(745)

Benefit obligation at end of year	$63,518	$57,295

Change in plan assets
Employer contributions	846	728
Plan participants’ contribution	51	17
Benefits paid	(897)	(745)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(63,518)	$(57,295)
Unrecognized transition obligation	4,057	4,637
Unrecognized prior service cost	567	636
Unrecognized actuarial loss	8,944	8,753

Accrued benefit cost	$(49,950)	$(43,269)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.50%	5.75%
Rate of compensation increase	5.37%	5.37%

Net periodic postretirement benefit cost for the years ended December 31 was:

	2005	2004	2003
Service cost	$3,189	$3,095	$2,533
Interest cost	3,431	2,967	2,226
Amortization of prior service cost	68	68	68
Amortization of transition obligation	580	580	580
Recognized actuarial loss (gain)	259	—	(152)

Net periodic postretirement benefit cost	$7,527	$6,710	$5,255

The weighted-average assumptions used to determine net periodic postretirement benefit cost for years ended December 31 were:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	5.37%	5.37%	5.37%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The assumed health care cost trend rates at December 31 were as follows:

	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2011	2010

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on postretirement obligation	$8,288	$(6,818)
Effect on total service and interest cost components	900	(740)

The Company does not expect to make any contributions, other than benefit payments, to its postretirement plan in 2006. The Company funds its postretirement benefits as payments are required. The following table summarizes expected net benefit payments from the Company’s general assets through 2015.

Year	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
2006	$1,767	$(74)	$1,693
2007	2,148	(86)	2,062
2008	2,486	(110)	2,376
2009	2,899	(133)	2,766
2010	3,311	(155)	3,156
2011 - 2015	22,254	(1,413)	20,841

The Company provides limited postemployment benefits to eligible former employees, primarily severance. The Company accounts for severance expense is accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. During 2005, the Company updated the assumptions in determining the severance accrual. As a result, severance expense increased $20,100 in 2005. The Company has an accrued liability related to severance in the amount of $42,296 and $25,728 at December 31, 2005 and 2004, respectively.

Note 13. Debt

On June 17, 2005, the Company entered into a committed unsecured $2,250,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on June 16, 2006, replaced MasterCard Incorporated’s prior $1,950,000 credit facility which expired on June 17, 2005. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $300,000, for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus 28 basis points or an alternative base rate. An additional 10 basis points would be applied if the aggregate borrowings under the Credit Facility exceed 33% of the commitments. MasterCard has agreed to pay a facility fee which varies based on MasterCard’s credit rating and is currently equal to 7 basis points on the total commitment, or approximately $1,575 annually. The Company also agreed to pay upfront fees of $675 and administrative fees of $255 for the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Credit Facility, which are being amortized straight line over one year. Facility and other fees associated with the Credit Facility or prior facilities totaled $2,611, $2,234 and $1,742 for each of the years ended December 31, 2005, 2004, and 2003. MasterCard was in compliance with the Credit Facility covenants as of December 31, 2005. There were no borrowings under the Credit Facility at December 31, 2005 or the previous facility at December 31, 2004. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the principal amount of the Notes at anytime prior to the repayment date, however an additional “make-whole” amount must also be calculated and paid to investors at that time. The “make-whole” amount represents the discounted value of the remaining principal and interest, less the outstanding principal balance. The interest on the Notes was $5,336 for each of the years ended December 31, 2005, 2004 and 2003. During 2004, MasterCard Incorporated amended certain covenant compliance obligations. The amendment aligns MasterCard’s financial reporting and net worth covenant obligations with similar obligations under its other debt instruments. MasterCard entered into the amendment to better reflect MasterCard’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants. The Company was in compliance with the covenants of the Notes as of December 31, 2005 and 2004. The principal amount of the Notes outstanding at December 31, 2005 and 2004 was $80,000. The fair value of the Notes was estimated at $82,780 and $86,006 at December 31, 2005 and 2004, respectively.

During 2004, MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, reduced their multi-purpose uncommitted credit facility with a bank from 35,000 euros to a 1,000 euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1,000 euro guarantee facility for MasterCard Europe. There were no material borrowings under these facilities at December 31, 2005 and 2004; however at December 31, 2005 and 2004, the facility supported bank-issued guarantees for a total of 842 euros and 692 euros, respectively, which reduced the amount of funds available under the facility. For these bank guarantees, a guarantee fee is paid at a rate of 1.5% per annum.

MasterCard Europe has one additional uncommitted credit agreement totaling 100,000 euros. There were 4,056 euros outstanding under this agreement at December 31, 2005. There were no borrowings under this agreement at December 31, 2004. MasterCard Europe canceled an uncommitted credit agreement totaling 30,000 euros during 2004.

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

Note 14. Consolidation of Variable Interest Entity

On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust, which is a variable interest

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

entity was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 due September 1, 2009.

Annual rent of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $45,561 and are included in the future commitment schedule in Note 15. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of consolidated net worth. The amendment to the guarantee aligns the Company’s financial reporting and net worth covenant obligations under the guarantee with similar obligations under its other debt instruments. The Company entered into the amendment to the guarantee to better reflect the Company’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants.

The lease agreement permits MasterCard International to purchase the facility after August 31, 2006, upon 180 days notice. The purchase price is equal to the termination value defined in the lease and includes amounts due to the holders of the Secured Notes and the investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement. The amount due to the holders of the Secured Notes would include the aggregate outstanding principal amount of the Secured Notes, as well as a “make-whole” amount and any accrued and unpaid interest. The “make-whole” amount represents the discounted value of the remaining principal and interest, less the outstanding principal balance.

On January 1, 2003, the Company adopted the provisions of FIN 46R and consolidated the Trust on the Company’s consolidated balance sheets, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon the maturity of the Secured Notes. For the years ended December 31, 2005, 2004 and 2003 the consolidation had no impact on net income (loss). However, interest income and interest expense were each increased by $11,390 in each of the years ended December 31, 2005, 2004 and 2003.

Note 15. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at December 31, 2005 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
2006	$327,749	$4,784	$35,172	$287,793
2007	171,428	4,096	28,351	138,981
2008	109,018	2,520	20,599	85,899
2009	45,851	1,871	17,655	26,325
2010	9,915	1,819	3,421	4,675
Thereafter	57,311	42,142	7,803	7,366

Total	$721,272	$57,232	$113,001	$551,039

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Included in the table above are capital leases with imputed interest expense of $15,208 and a net present value of minimum lease payments of $42,024. In addition, at December 31, 2005, $32,139 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $31,096, $32,269 and $28,298 for the years ended December 31, 2005, 2004 and 2003, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $9,441, $10,955 and $9,019 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Note 16. U.S. Merchant Lawsuit and Other Legal Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant Opt Out and Consumer Litigations” in Note 18 herein and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement; however have all been individually settled. In 2004, certain other legal matters were settled or resolved with MasterCard’s customers and employees. As more fully described in Note 18 herein, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting for Contingencies”, MasterCard recorded a $75,158 reserve in 2005. This estimate may need to be revised based on future developments. Total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2003	$672,466
Currency conversion court award of plaintiff attorneys’ fees	14,112
Other legal settlements	9,741
Interest accretion on U.S. merchant lawsuit	51,223
Payments	(149,948)

Balance as of December 31, 2004	597,594
Legal reserve for potential settlement of currency conversion litigations	75,158
Interest accretion on U.S. merchant lawsuit	47,183
Payments	(114,935)

Balance as of December 31, 2005	$605,000

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 17. Income Tax

The total income tax provision (benefit) for the years ended December 31 is comprised of the following components:

	2005	2004	2003
Current
Federal	$124,883	$28,037	$7,526
State and local	13,035	5,954	893
Foreign	50,837	14,203	6,601

	188,755	48,194	15,020
Deferred
Federal	(38,329)	42,386	(225,236)
State and local	(7,340)	(12,474)	1,414
Foreign	(2,467)	7,534	(11,976)

	(48,136)	37,446	(235,798)

Total income tax expense (benefit)	$140,619	$85,640	$(220,778)

The domestic and foreign components of earnings (losses) before income taxes for the years ended December 31 are as follows:

	2005	2004	2003
United States	$318,438	$277,323	$(576,420)
Foreign	88,900	46,377	(35,100)

	$407,338	$323,700	$(611,520)

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $87,868 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2005 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	For the years ended December 31,
	2005		2004		2003
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	$407,338		$323,700		$(611,520)

Federal statutory tax (benefit)	$142,568	35.0%	$113,295	35.0%	$(214,032)	(35.0)%
State tax effect, net of Federal benefit	3,702	0.9	4,302	1.3	1,835	0.3
Foreign tax effect, net of Federal benefit	4,505	1.1	3,703	1.2	(3,669)	(0.6)
Non-deductible expenses and other differences	(1,171)	(0.3)	3,280	1.0	1,815	0.3
Tax exempt income	(8,331)	(2.0)	(6,729)	(2.1)	(6,727)	(1.1)
Adjustment to deferred tax for change in U.S. state tax rate	—	—	(8,540)	(2.6)	—	—
Credits, refund claims and settlement of audit matters:
United States	1,331	0.3	(10,912)	(3.4)	—	—
Foreign	(1,985)	(0.5)	(12,759)	(3.9)	—	—

Income tax expense (benefit)	$140,619	34.5%	$85,640	26.5%	$(220,778)	(36.1)%

The effective income tax rate for the year ended December 31, 2005, 2004 and 2003 was 34.5%, 26.5% and (36.1)%, respectively. The rate in 2004 was lower than 2005 primarily due to the settlement and reassessment of various tax audit matters, the filing and recognition of refund claims and a revaluation of the Company’s deferred state tax assets due to a higher effective state tax rate.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 is comprised of the following:

	Assets (Liabilities)
	2005		2004
	Current	Non-current	Current	Non-current
Accrued liabilities (including U.S. merchant lawsuit)	$88,269	$157,203	$30,879	$212,625
Changes in tax accounting methods	(1,970)	—	(8,259)	—
Deferred compensation and benefits	2,271	76,625	1,803	47,466
Capital losses	—	468	—	3,396
Gains/losses included in comprehensive income	993	(393)	(313)	178
Intangible assets	—	(40,507)	—	(58,292)
Prepaid state tax credits	88	4,021	107	4,913
Property, plant and equipment	—	(39,417)	—	(50,592)
Other items	1,290	7,999	1,992	6,443
Valuation allowance	—	(2,153)	—	(4,341)

	$90,941	$163,846	$26,209	$161,796

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The valuation allowance relates to the Company’s ability to recognize tax benefits associated with carry-forward capital losses and state net operating losses. If not utilized, approximately $543 of the Company’s carry-forward capital losses will expire in 2006 and $730 will expire in 2007. Additionally, approximately $11,416 of state carry forward net operating losses will expire commencing in 2009.

Note 18. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it may be found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect its results of operation, cash flow and financial condition.

Department of Justice Antitrust Litigation and Related Private Litigation

In October 1998, the U.S. Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A. Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance”—the situation where a financial institution has a representative on the board of directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association—was anti-competitive and acted to limit innovation within the payment card industry. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgement in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards of debit cards in the United States on any other general purpose card network. On December 8, 2003, the District Court ruled that it lacked jurisdiction to issue an injunction while the appellate process in the DOJ litigation was pending. In light of the Supreme Court’s denial of certiorari on October 4, 2004, jurisdiction was again vested with the District Court. On January 10, 2005, MasterCard renewed its challenge to the bylaw in the District Court, seeking to enjoin Visa from maintaining or enforcing the bylaw and requiring Visa to offer its top 100 offline issuers a right to rescind any debit card agreements entered into with Visa while the settlement service fee was in effect. The motion was fully briefed on June 3, 2005. On August 18, 2005, the Court issued an order appointing a special master to conduct an evidentiary hearing and then issue a report and recommendation as to whether the settlement service fee violates the Court’s final judgment. The hearing on MasterCard’s motion was completed on December 9, 2005 and post-hearing briefing by the parties was completed on February 10, 2006. If MasterCard is unsuccessful and Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it could inhibit the growth of our debit business. At this time it is not possible to determine the ultimate resolution of this matter.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Incorporated. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which require merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act in an alleged market for general purpose card network services and an alleged market for debit card network services. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Act, but continued to allege that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act. Specifically, Discover claimed that MasterCard’s

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that Discover may refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, with respect to the market for general purpose card network services, the Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On November 9, 2005, the Court denied MasterCard’s motion to dismiss Discover’s claims based upon effects in an alleged debit market. On November 30, 2005, MasterCard filed an answer to the amended complaint. On February 1, 2006, the Court issued a case management order establishing a discovery schedule for this action, which ordered that fact discovery shall be completed by February 1, 2007, and scheduled a status conference for January 4, 2007 to discuss any remaining discovery issues, including expert discovery, as well as the timing of collateral estoppel motions. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgement in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. On November 9, 2005, the Court denied MasterCard’s motion to dismiss American Express’ conspiracy to restrain trade claims in the alleged market for debit card network services. On November 30, 2005, MasterCard filed an answer to the complaint. On February 1, 2006, the Court issued a case management order establishing a discovery schedule for this action, which ordered that fact discovery shall be completed by February 1, 2007, and scheduled a status conference for January 4, 2007 to discuss any remaining discovery issues, including expert discovery, as well as the timing of collateral estoppel motions. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totalling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 16). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. Plaintiff filed a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

petition for review with the California Supreme Court on November 7, 2005, which was granted on December 14, 2005. The California Supreme Court has deferred taking further action pending consideration and disposition of related issues with the court.

In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005 a Michigan action was dismissed with prejudice and on April 12, 2005, the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action was dismissed with prejudice; however, plaintiff filed an amended complaint on September 15, 2005. On August 31, 2005, an Illinois action was dismissed with prejudice; plaintiff filed an appeal on February 6, 2006. Briefing is not complete and no date for oral argument has been set. On September 7, 2005, a Texas state court granted MasterCard’s motion to arbitrate, and plaintiff subsequently filed notice that he was withdrawing his lawsuit against MasterCard for all claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services in a foreign country and that such alleged “fee” is unlawful. Visa USA Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs.

MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Citibank (Nevada), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Diners Club are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution—and collection—of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact and expert discovery in this matter have closed. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of member bank defendants, Bank One, MBNA, Providian, Household and Bank of America are valid as to those respective banks and MasterCard and, consequently, cardholders of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

those banks can no longer participate in the class action certified in his earlier decision and must pursue any claims through arbitration. Plaintiffs moved for further reconsideration, which was denied by Judge Pauley on June 16, 2005. In addition, Judge Pauley declined to give effect to the arbitration clauses in the Citibank and Chase cardholder agreements; both banks have appealed that decision. Briefing on the appeal is complete but no date has been set for oral argument. The trial date has been set for May 15, 2006.

Based upon litigation developments, certain of which were favorable to MasterCard, and progress in ongoing settlement discussions in these currency conversion cases that occurred during the third and fourth quarters of 2005 and first quarter of 2006, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded an additional $75,158 of legal reserves in 2005. As a result of this additional provision, MasterCard has now established total legal reserves of $89,270 in connection with these currency conversion cases. At this time, it is not possible to determine the ultimate resolutions of these matters.

Merchant Chargeback-Related Litigations

On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to an acquirer by an issuer at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005 the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. The Second Circuit heard oral argument on the appeal on November 22, 2005. The parties are awaiting a decision.

In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A., et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiff seeks disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiff purportedly alleges that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiff seeks injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On June 10, 2005, MasterCard filed a motion requesting that the Court bifurcate and decide certain dispositive issues to be tried separately. On December 8, 2005, the court indicated that it would stay the motion and all proceedings indefinitely, pending an opinion from the California Supreme Court in an unrelated case regarding standing requirements under Section 17200 of the California Business and Professions Code that may be dispositive in the instant action.

On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A. Inc, MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the court ruling on MasterCard’s motion to dismiss, plaintiff filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim and argument on the motion before a magistrate judge was held on November 2, 2005. On February 3, 2006, the magistrate issued a report and recommendation in which he recommended the dismissal of plaintiffs’ antitrust claims, First Amendment claim, and state law claims for conversion, embezzlement, tortious interference with prospective economic advantage, and breach of the implied covenant of good faith and fair dealing. However, the magistrate’s report also recommended that MasterCard’s motion to dismiss plaintiff’s claims for breach of contract and tortious interference with contractual relations be denied. On February 28, 2006, the District Court adopted the magistrate’s report and recommendation. MasterCard’s time to answer those claims that survived the motion to dismiss is currently running.

At this time it is not possible to determine the outcome of, or, except as indicated above in the PSW litigation, estimate the liability related to, the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.

U.S. Merchant Opt Out and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. For a description of the settlement agreement, see Note 16. A number of class members have appealed the District Court’s approval of the settlement. These appeals largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release set forth in the settlement agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in the majority of these cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. Specifically, courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin, Florida, Nevada and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have outstanding appeals of these dismissals in Nebraska and Iowa. In addition, there are outstanding cases in the District of Columbia, New Mexico, Tennessee, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. The courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. Both parties have appealed the Tennessee decisions. The West Virginia Circuit Court denied MasterCard’s motion for summary judgment. On February 14, 2006, MasterCard answered the West Virginia complaint. The parties in West Virginia are currently negotiating a protective order before moving forward with discovery.

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See“—Department of Justice Antitrust Litigation and Related Private Litigation.” On July 15, 2005, MasterCard and Visa jointly moved to dismiss plaintiffs’ claims for failure to state a claim. On November 2, 2005, the court dismissed the complaint without prejudice. On December 2, 2005, plaintiffs filed a third amended complaint. On January 24, 2006, MasterCard moved to dismiss the plaintiffs’ claims for failure to state a claim. Plaintiffs have until March 10, 2006 to file an opposition to MasterCard’s motion.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, these consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

Privasys Litigation

An action was filed against MasterCard International in the U.S. District Court for the Northern District of California on September 12, 2005 by Privasys, Inc. alleging misappropriation of purported trade secrets relating to aspects of the technology used for MasterCard’s PayPass contactless cards. Privasys sought to add a Privasys employee as a co-inventor of a MasterCard patent and injunctive relief against MasterCard’s alleged misappropriation of trade secrets.

On October 3, 2005, MasterCard filed suit against Privasys in the U.S. District Court for the Southern District of New York seeking a declaration that (1) there was no need to correct the inventorship of the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

MasterCard patent, (2) MasterCard has not misappropriated any trade secrets of Privasys, to the extent that any exist, (3) a non-disclosure agreement between Privasys and MasterCard is void and unenforceable and that MasterCard had not breached the non-disclosure agreement or the terms of an exclusive marketing agreement between the parties. MasterCard also alleged breach of the marketing agreement by Privasys.

On October 14, 2005, MasterCard filed a motion to dismiss or transfer the California action on the grounds that the marketing agreement contained a forum selection clause specifying the New York courts as the exclusive venue for all disputes between the parties and that the marketing agreement superseded the non-disclosure agreement. On December 2, 2005, the U.S. District Court granted MasterCard’s motion and dismissed the California action.

On November 14, 2005, Privasys filed counterclaims against MasterCard in the New York action alleging breach of the marketing agreement, fraud and deceit, breach of fiduciary duty, misappropriation of trade secrets, unjust enrichment and monopolization and attempted monopolization under Section 2 of the Sherman Act. In its counterclaims, Privasys included the subject matter of additional patent applications filed by MasterCard allegedly relating to PayPass, and added allegations that MasterCard had fraudulently induced Privasys to enter into the marketing agreement and subsequently frustrated Privasys’ performance under the marketing agreement.

On December 22, 2005 MasterCard filed a motion to dismiss Privasys’ antitrust, fraud and related counterclaims. On January 18, 2006, Privasys amended its counterclaims, omitting the antitrust claim and certain duplicative claims, but retaining other claims against MasterCard, including causes of action for fraud and deceit. MasterCard has replied, denying any wrongdoing. The District Court has scheduled a status conference for May 12, 2006.

The parties are in the early stages of discovery in the Privasys litigation and at this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the Privasys litigation.

Global Interchange Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the merchant bank (the “acquirer”) to the cardholder bank (the “issuer”) in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its members establish a default interchange fee (“MIF”) in certain circumstances that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of MIF rates depending on such considerations as the location and the type of transaction, and collects the MIF on behalf of the institutions entitled to receive it and remits the MIF to eligible institutions. As described more fully below, MasterCard or its members’ MIFs are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. No provision for losses has been provided in connection with them.

United States.    In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

attorneys’ fees and injunctive relief. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the settlement agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit settlement agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs did not seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court. The appeal to the Ninth Circuit is currently pending and oral argument was held on December 7, 2005.

On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint. The plaintiffs filed an amended complaint on April 25, 2005. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice. On August 10, 2005, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appeal brief was filed on November 28, 2005. MasterCard filed its opposition brief to plaintiffs’ appeal on December 26, 2005.

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately forty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. The claims in these complaints are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s interchange fees violate Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; (iv) that MasterCard’s and Visa’s purported bundling of the acceptance of commercial cards to consumer credit cards constitutes an unlawful tying arrangement; and (v) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state law consumer protection and common law claims based upon the same conduct described above, and some of the complaints allege that the claims in these actions are not barred by the settlement agreement in the U.S. merchant lawsuit, as described in Note 16. These interchange-related litigations also seek treble

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. Plaintiffs’ amended consolidated class action complaint is due to be filed by April 24, 2006. The Court has indicated that it will allow new discovery to proceed upon the filing of the complaint.

At this time it is not possible to determine the outcome of, or estimate the liability related to, these interchange-related litigations. No provisions for losses have been provided in connection with these litigations.

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

The European Commission has informed MasterCard Europe that it intends to issue a supplemental Statement of Objections in the near future. Following this, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border MIF. MasterCard Europe could appeal such a decision to the European Court of Justice. Because the cross-border MIF constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants seeking substantial damages.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

On September 6, 2005, the OFT issued its decision, concluding that MasterCard’s U.K. MIFs that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. On November 2 and 4, 2005, respectively, MMF and MasterCard appealed the OFT’s decision to the U.K. Competition Appeals Tribunal. A hearing on the appeals is likely to take place in the second half of September 2006 and a decision is expected by the end of the year. In addition, referencing the November 18, 2004 change described above, the OFT commenced a new investigation of MasterCard’s current U.K. MIFs and, if it determines that they contravene U.K. and European Union competition law, it will issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal.

Because the MIF constitutes an essential element of MasterCard’s U.K. operations, the OFT’s decision, if it is upheld on appeal, could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K. In addition, the OFT’s decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of the OFT’s decision fails, could result in an award or awards of substantial damages.

Germany.    On January 19, 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s and Visa’s domestic MIFs. The complaint alleges that MasterCard’s and Visa’s MIFs are not transparent to cardholders and include extraneous costs. MasterCard understands that the Federal Cartel Office is reviewing the complaint.

Other Jurisdictions.    In Spain, the Competition Tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems and beginning the process to revoke the exemption it had previously granted to the third such system. The interchange fees set by these three processors apply to MasterCard transactions in Spain and consequently, MasterCard has appealed this decision. In addition, the Tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. In December 2005, the processors agreed to change the manner in which they set interchange fees, and the new fees are currently being assessed by the Spanish competition authorities to determine if they qualify for an exemption. This could have a material impact on MasterCard’s business in Spain. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions, including Poland, Portugal, Norway, Sweden, New Zealand, Mexico, Colombia, Brazil and Hungary are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

position following the closing of the proposed initial public offering. Contrary to the plaintiff’s claims, MasterCard also believes that its litigation disclosure is materially accurate and complete and in accord with all applicable laws and regulations.

Note 19. Settlement and Travelers Cheque Risk Management

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

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company. MasterCard International’s right to impose special assessments arising out of extraordinary events on its members will be eliminated once the new ownership structure and governance changes are completed, as described in Note 2.

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

Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, at December 31, were as follows:

	2005	2004
MasterCard-branded transactions:
Gross legal settlement exposure	$15,568,485	$14,055,973
Collateral held for legal settlement exposure	(1,515,361)	(1,482,319)

Net uncollateralized settlement exposure	$14,053,124	$12,573,654

Uncollateralized settlement exposure attributable to non-compliant members	$102,165	$299,995

Cirrus and Maestro transactions:
Gross legal settlement exposure	$2,043,885	$1,294,145

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral. During 2005, a significant portion of the increase in Cirrus and Maestro estimated settlement exposures ($505,352) was attributable to the conversion of United Kingdom domestic debit transactions to Maestro transactions.

Of the total estimated settlement exposure under the MasterCard brand, net of collateral, the U.S. generated approximately 49% and 52% at December 31, 2005 and 2004, respectively. The second largest country that accounted for this exposure was the United Kingdom at approximately 10% at December 31, 2005 and 2004. Of the total uncollateralized settlement exposure attributable to non-compliant members, five members represented approximately 75% and 65% at December 31, 2005 and 2004, respectively. The decrease in uncollateralized settlement exposure for non-compliant members during 2005 was mainly attributable to non-compliant members providing collateral or transferring portfolios to compliant members.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $934,124 and $1,172,533 at December 31, 2005 and 2004, respectively.

A significant portion of the Company’s travelers cheque risk is concentrated in one travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $762,579 and $969,593 at December 31, 2005 and 2004, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $26,457 and $28,592 at December 31, 2005 and 2004, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to assess its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. As a result of the proposed change in ownership structure and governance, which is described in Note 2, the Company reassessed whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees and has determined that an obligation should not be established.

Note 20. Stockholders’ Equity

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The authorized capital stock of MasterCard Incorporated at December 31, 2005 and 2004 consists of 275,000 shares of class A redeemable common stock, par value $.01 per share (of which 100,000 shares are issued and outstanding); 25,000 shares of class B convertible common stock, par value $.01 per share (of which no shares are issued and outstanding); and 75,000 shares of class C common stock, par value $.01 per share (of which no shares are issued or outstanding). Class C common stock may be issued from time to time with voting powers, designations, preferences and other rights to be determined by the MasterCard board of directors, in compliance with certain limitations, as set forth in the certificate of incorporation of MasterCard.

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

The bylaws also provide that customers that became class A members of MasterCard International subsequent to January 1, 2001 would be eligible to participate in the reallocation. To permit this to occur, the Company issued one share to each principal member qualified to participate in the reallocation but that did not receive shares in connection with the initial issuance of shares on June 28, 2002. Accordingly, MasterCard issued .348 shares to principal members on July 1, 2005 in a private placement transaction exempt from registration under the U.S. federal securities laws. The issuance of this common stock was recorded at par in 2005 by reclassifying a portion of retained earnings to common stock. All shares received by these new members, both issued and as a result of the reallocation, will be restricted for resale under applicable U.S. securities laws.

Transfers of shares of common stock and assignment of the right to receive shares were not permitted until July 1, 2005. The global proxy calculation will occur annually after July 1, 2005 based on each stockholder’s business contribution to MasterCard Incorporated during the previous twelve months. After July 1, 2005, no further reallocation of the Company’s shares will occur; however, each stockholder must maintain an ownership percentage of common stock that is no less than 75% and no more than 125% of the shares determined in the most recent global proxy calculation. Stockholders may be required to purchase or sell shares of MasterCard Incorporated, in accordance with procedures established by the Company, in order to satisfy these requirements. After July 1, 2005, MasterCard Incorporated may, at its option, redeem the common stock of a stockholder that ceases to be a principal member of MasterCard International for the book value of the shares, based on MasterCard’s financial statements most recently filed with the Securities and Exchange Commission. If MasterCard Incorporated does not redeem the stockholder’s shares, a stockholder ceasing to be a member of MasterCard International after July 1, 2005 will be required to offer the unredeemed shares to the other stockholders of MasterCard Incorporated in accordance with procedures to be established by the Company. These requirements would not apply if the new ownership and governance structure described in Note 2 herein is implemented.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 21. Acquisition of Europay International S.A. (“EPI”) (the “Integration”)

MasterCard acquired, directly and indirectly, 100% of the shares of EPI not previously owned by MasterCard International in the Integration. EPI, now MasterCard Europe, is the Company’s principal operating subsidiary in Europe. MasterCard Europe’s primary business is to license a full range of payment programs and services to financial institutions in the European region and to provide a set of information processing and transaction delivery services to these institutions. The Integration has allowed MasterCard International and MasterCard Europe to form an integrated, global payments company with a single management team and governance structure. The results of EPI’s operations have been included in the consolidated financial statements of the Company from June 28, 2002.

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

In calculating the purchase price of EPI, the Company considered only the unconditional shares issued to the former shareholders of EPI and MEPUK because the Integration Agreement provides that the number of shares allocated to these shareholders would potentially increase or decrease at the end of a three-year transition period as a result of the application of a global proxy formula for the third year of the transition period. Of the 23,760 shares attributable to the exchange of EPI and MEPUK shares, 6,150 shares are conditional shares subject to reallocation at the end of the transition period. EPI and MEPUK shareholders therefore received 17,610 unconditional shares at closing.

In 2005, the Company finalized the calculation of the reallocation of the shares among its stockholders and the shares were reallocated on October 21, 2005. As a result of the performance of the former stockholders of EPI and MEPUK, as measured by the global proxy calculation described in Note 20 herein, approximately 180 conditional shares were retained by these shareholders in the reallocation. In calculating the original purchase price of EPI, the Company considered only the unconditional shares issued to the former stockholders of EPI and MEPUK. Since former EPI and MEPUK stockholders retained 180 conditional shares in the reallocation that were not included in the purchase price initially, these shares constituted a part of the purchase price. Accordingly, based on the estimated fair value of the stock of MasterCard Incorporated as of July 1, 2005, the Company recorded an increase in goodwill and additional paid-in capital of $6,251 with respect to the 180 conditional shares retained by the former EPI and MEPUK shareholders.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets	$193,865
Property, plant, and equipment	46,376
Goodwill	141,574
Other intangible assets	182,241
Other assets	6,652

Total assets acquired	570,708

Current liabilities	196,724
Deferred income taxes	69,475
Other liabilities	26,167

Total liabilities assumed	292,366

Net assets acquired	$278,342

Subsequent to the acquisition date of EPI, the purchase price allocation was refined and amounts were reallocated among the assets acquired and liabilities assumed. The table above has been adjusted to reflect these refinements, which include a $6,725 increase to the exit cost liability estimate, a $4,722 decrease to the deferred tax estimate, a $4,911 decrease to the value assigned to certain capitalized software technologies and a $6,913 increase to goodwill. Changes to the exit cost liability are discussed below and the changes to goodwill are provided in Note 8.

Pursuant to the Integration, the bylaws of MasterCard International adopted on June 28, 2002 provide that the Company will assume the first $7,000 of losses or liabilities that relate to any breach of EPI’s representations or warranties in the Integration agreement. Any such losses or liabilities in excess of $7,000 could, under MasterCard International’s bylaws, be levied against MasterCard International’s European members as an assessment. MasterCard anticipates that certain former EPI liabilities could trigger this bylaw provision. The $7,000 is included in total liabilities assumed above.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Exit Costs Relating to the Integration

Included in the total liabilities at the time of the EPI acquisition were estimated exit costs relating to the Integration. The exit cost activities were completed in 2005. The changes in the liability for exit costs are summarized as follows:

	Europay Brand/Logo Elimination	Redundant Computer Systems/ Technology Elimination	Workforce Reduction	Total
Balance as of December 31, 2002	$11,881	$8,111	$2,120	$22,112
Utilization	(3,433)	(5,888)	(1,278)	(10,599)
Change in estimate	—	6,199	(69)	6,130
Change due to currency translation	2,004	1,388	269	3,661

Balance as of December 31, 2003	10,452	9,810	1,042	21,304
Utilization	(9,564)	(7,093)	(21)	(16,678)
Change in estimate	(642)	—	(363)	(1,005)
Change due to currency translation	(246)	(80)	(60)	(386)

Balance as of December 31, 2004	—	2,637	598	3,235
Utilization	—	(2,490)	—	(2,490)
Change in estimate	—	—	(441)	(441)
Change due to currency translation	—	(147)	(157)	(304)

Balance as of December 31, 2005	$—	$—	$—	$—

The following table provides explanations for the Company’s changes in its preliminary estimate of exit costs related to the Integration:

	Years Ended December 31,
Description	2005	2004	2003
Identification of an additional redundant computer system and incremental costs of systems elimination	$—	$—	$6,199
Redeployment of certain employees	(441)	(363)	(69)
Actual costs less than initially accrued for brand/logo elimination	—	(642)	—

Total change in estimate	$(441)	$(1,005)	$6,130

These changes in estimate resulted in a corresponding net increase (decrease) in goodwill, net of taxes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 22. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	December 31, 2005		December 31, 2004
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$77,555	$194	$40,981	$1,854
Commitments to sell foreign currency	33,351	245	20,226	(655)

Euro Functional Currency

	December 31, 2005		December 31, 2004
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$217,925	$922	$128,253	$(6,494)
Commitments to sell foreign currency	39,446	(535)	—	—

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Japanese yen, Australian dollars, Swiss francs and Singapore dollars. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $739 of net gains and $3,497 of net losses, after tax, in accumulated other comprehensive income as of December 31, 2005 and 2004, respectively, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at December 31, 2005 and 2004.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 23. Segment Reporting

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

Revenue by geographic market is based on the location of our customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 55%, 58% and 63% of total revenues in 2005, 2004 and 2003, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

Note 24. Other Income

In September 2005, MasterCard recognized $17,500 in other income relating to settlement of a dispute of a customer business agreement. Additionally, in the fourth quarter 2005, the Company recognized approximately $9,000 in other income relating to gains on the sales of two investments in affiliates.

Note 25. Related Party

The common stock of MasterCard Incorporated is privately owned by certain customers of the Company. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers. During 2005 and 2004, MasterCard had one customer which owned greater than 10% of the Company’s voting stock. This customer generated approximately $319,018, $314,349 and $155,258 of net revenues for the year ended December 31, 2005, 2004 and 2003, respectively. The Company incurred costs of $3,847, $2,669 and $2,678 for treasury and other services provided by this customer for the year ended December 31, 2005, 2004 and 2003, respectively. The Company owed approximately $78,319 and $64,154 to this customer and the customer owed the Company $56,631 and $49,084 as of December 31, 2005 and 2004, respectively.

As more fully described in Note 2 herein, MasterCard is pursuing a new ownership and governance structure, which will involve a new class of the Company’s stock being traded on a public exchange. As a result of the new ownership and governance structure, the customer mentioned above will retain only non-voting Class B common stock and Class M common stock that will provide its holders with certain rights, including the right to approve specified significant corporate actions and elect up to three of MasterCard’s directors (but not more than one quarter of all directors) but is otherwise also non-voting.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA

(In thousands, except per share data)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2005 Total
			(Unaudited)
Revenue	$658,238	$771,867	$791,605	$715,918	$2,937,628
Operating income (loss)	151,513	192,436	147,893	(98,658)	393,184
Net income (loss)	93,294	120,248	106,085	(52,908)	266,719
Net income (loss) per share (basic and diluted)	$.93	$1.20	$1.06	$(.53)	$2.67
Weighted average shares outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

	2004 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2004 Total
			(Unaudited)
Revenue	$594,310	$647,275	$667,841	$683,904	$2,593,330
Operating income (loss)	118,472	98,461	149,551	(19,812)	346,672
Net income	73,568	65,707	97,515	1,270	238,060
Net income per share (basic and diluted)	$.74	$.66	$.98	$.01	$2.38
Weighted average shares outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

1	Portions of our business are seasonal. Our gross revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. However, customer and merchant incentives, which are recorded as contra-revenue, and advertising, holiday promotions and incentives also increase correspondingly, generally causing our profitability to decline in the fourth quarter.

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

Changes in Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2005. In a report included in Item 8 herein, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2005.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our current directors and executive officers. Our current directors are officers of, or otherwise affiliated with, our member financial institutions. In connection with the ownership and governance transactions, our certificate of incorporation and bylaws will be amended to, among other things, provide that, with the exception of the directors to be elected by the holders of our Class M common stock, any person who is or has been during the prior three years a director, officer, employee, agent or representative of, or otherwise has any business relationship that is material to such person with, a member or former member of MasterCard International, or an operator, member, or licensee of any competing general purpose payment card system, or any affiliate of such person, may not serve as a director of MasterCard Incorporated. Accordingly, we expect that the majority of our current directors will resign. We intend to reduce the size of our board of directors and otherwise replace these directors with a geographically diverse group of individuals who are independent under the rules of the New York Stock Exchange and the U.S. Securities and Exchange Commission and who have no affiliation with any of our members or any affiliate of a member.

Name	Age	Position
William F. Aldinger	58	Director (U.S. Representative)
Silvio Barzi	58	Director (Europe Representative)
Donald L. Boudreau	65	Director (U.S. Representative)
Augusto M. Escalante	56	Director (Latin America and the Caribbean Representative)
Richard D. Fairbank	55	Director (U.S. Representative)
Baldomero Falcones Jaquotot	59	Chairman of the Board and Director (Europe Representative)
Bernd M. Fieseler	46	Director (Europe Representative)
Iwao Iijima	61	Director (Asia/Pacific Representative)
Michel Lucas	66	Director (Europe Representative)
Norman C. McLuskie	61	Director (Europe Representative)
Siddharth N. Mehta	47	Director (U.S. Representative)
Robert W. Pearce	51	Director (Canada Representative)
Michael T. Pratt	52	Director (Asia/Pacific Representative)
Robert W. Selander	55	President and Chief Executive Officer and Director
Tan Teong Hean	62	Director (Asia/Pacific Representative)
Jac Verhaegen	65	Director (Europe Representative)
Robert B. Willumstad	60	Vice Chairman and Director (U.S. Representative)
W. Roy Dunbar	44	President, Global Technology & Operations
Noah J. Hanft	53	General Counsel and Secretary
Alan J. Heuer	64	Chief Operating Officer
Chris A. McWilton	47	Chief Financial Officer
Michael W. Michl	60	Chief Administrative Officer
Christopher D. Thom	57	Chief Risk Officer

All of our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.

Set forth below is a brief description of the business experience of our directors and executive officers. We sometimes refer to the board of directors of MasterCard Incorporated as the “Global Board of Directors” to distinguish it from our regional boards.

William F. Aldinger, age 58, is the former Chairman and Chief Executive Officer of HSBC North America Holdings Inc. Mr. Aldinger has served on the Global Board of Directors since June 2002 and was elected to the MasterCard International board of directors in 1998. He is a former member of MasterCard’s U.S. region board. Mr. Aldinger joined Household International in 1994, and prior to that time served in various positions at Wells Fargo Bank, including Vice Chairman. HSBC Holdings plc acquired Household International Inc. in 2003. Mr. Aldinger is a member of the boards of directors of Illinois Tool Works, Inc., AT&T, Charles Schwab Corporation and KKR Financial. He is a member of the combined boards of directors of Children’s Memorial Medical Center/Children’s Memorial Hospital and the Children’s Memorial Foundation located in Chicago. Mr. Aldinger is also a member of the board of trustees of the J.L. Kellogg Graduate School of Management and the Baruch College Fund.

Silvio Barzi, age 58, is Deputy General Manager of Unicredito Italiano and founder and Chief Executive Officer of Clarima Banca, a bank specializing in credit cards and consumer credit. Mr. Barzi was first elected to the Global Board of Directors in April 2003 and serves on MasterCard’s Europe region board. Prior to joining Unicredito Italiano in 2000, Mr. Barzi was a Vice President at Booz Allen & Hamilton. From 1995 until 1998, he worked for the Credit Suisse-Winterthur Group, where he was responsible for the merger and integration of six Italian-based insurance companies. From 1981 to 1995, Mr. Barzi was a partner in the Italian office and a leader within the European Financial Institutions and Information Technology practices of McKinsey & Company. Mr. Barzi currently serves as a director at CartaSì and SinSys.

Donald L. Boudreau, age 65, is a director of the Company. Mr. Boudreau served as Chairman Emeritus and a non-voting advisory director of MasterCard from June 2002 until November 2004. He served on the MasterCard International board of directors since 1997 and was the Chairman of the MasterCard International board of directors from April 1998 to March 2001. Mr. Boudreau retired from his position as Vice Chairman of The Chase Manhattan Corporation and The Chase Manhattan Bank in December 2000, where he was a member of the Executive Committee. Mr. Boudreau served in a variety of positions during his 40 year career at Chase, and most recently was responsible for all of Chase’s consumer and middle market businesses. Previously, Mr. Boudreau was at various times responsible for Chase’s international businesses, was Chief Administrative Officer of Chase’s corporate business, and was responsible for establishing and managing various risk management and compliance functions at Chase. Earlier in his career, Mr. Boudreau served as chief financial officer of Chase’s consumer business. Mr. Boudreau is a member of the board of trustees of the New York Presbyterian Hospital and of New York Presbyterian Hospital System, Inc and serves as chairman of both of their audit committees.

Augusto M. Escalante, age 56, is Deputy President, Consumer Products and Marketing Areas, Banco Nacional de Mexico, S.A. Mr. Escalante has been a member of the Global Board of Directors since June 2002 and was elected to the MasterCard International board of directors in 2001 after having previously served on the board from April 1998 to March 1999. He is also member of MasterCard’s Latin America and Caribbean region board, for which he formerly served as Chairman. Mr. Escalante joined Banco Nacional de Mexico in 1991 and has served as Deputy President of Banco Nacional de Mexico since January 2000. At Banco Nacional de Mexico, Mr. Escalante is responsible for all consumer products, both deposit and credit, and all marketing and advertising for the Financial Group of Banco Nacional de Mexico. He was previously Deputy President, Bank Card and Electronic Services Area, and Deputy President, Consumer Loans Area of Banco Nacional de Mexico.

Richard D. Fairbank, age 55, is Chairman, Chief Executive Officer and President of Capital One Financial Corporation. Capital One, headquartered in McLean, Virginia, provides credit cards and a variety of other consumer lending and banking products through its subsidiaries in the United States and internationally. Mr. Fairbank founded Capital One in 1988 as part of Virginia-based Signet Bank. He has served as Chairman and Chief Executive Officer of Capital One since it was spun off from Signet as an independent, public company in 1994. In addition, Mr. Fairbank serves as Chairman and Chief Executive Officer of Capital One Bank and Chairman of Capital One F.S.B., two of Capital One’s primary lending subsidiaries. Mr. Fairbank was first elected to the Global Board of Directors in April 2003 and has served on MasterCard’s U.S. region board since 1995. He served as Chairman of MasterCard’s U.S. region board from 2002 to 2004.

Baldomero Falcones Jaquotot, age 59, is Chairman of Europay España, S.A. and Chairman of the Global Board of Directors of MasterCard. He has been a member of the Global Board of Directors since June 2002 and the MasterCard International board of directors since 1997, and is a member of MasterCard’s European regional board. Mr. Falcones joined Banco Urquijo, a predecessor of Banco Santander Central Hispano, in 1979 and has served as Senior Executive Vice President and a member of the Executive Committee of Banco Santander Central Hispano for fifteen years. Mr. Falcones also serves as Chairman of Sociedad Española de Tarjetas Inteligentes and Santander Central Hispano, Seguros y Reaseguros, S.A. He is a director of Sistema 4B.

Bernd M. Fieseler, age 46, is Managing Director and Member of the Executive Board of Deutscher Sparkassen- und Giroverband and is responsible for operating strategy. Mr. Fieseler has been a member of the Global Board of Directors since March 2004 and serves as a member of MasterCard’s Europe Region board and its executive committee. Before joining Deutscher Sparkassen- und Giroverband, he served as Director for Information and Operations for CC-Bank and was a member of the Executive Board of CC-Holding from 1997 until 2001. From 1995 to 1997, Mr. Fieseler was Director and Head of Organisation of BHF—Bank. Mr. Fieseler also serves as Chairman of the Board of EURO Kartensysteme GmbH.

Iwao Iijima, age 61, is Chairman of Orient Corporation. Mr. Iijima has been a member of the Global Board of Directors since March 2004 and serves on MasterCard’s Asia/Pacific region board. From 1998 until 2003, Mr. Iijima served as Executive Vice President of the Orient Corporation. Prior to joining the Orient Corporation, Mr. Iijima served as Board Managing Director of Dai-ichi Kangyo Bank (currently Mizuho Corporate Bank & Mizhuho Bank) from June 1997.

Michel Lucas, age 66, is Général Manager of Banque Federative du Crédit Mutuel, Chairman and Chief Executive Officer of Credit Industriel et Commercial and Vice Chairman of Europay France S.A. Mr. Lucas has been a member of the Global Board of Directors since March 2004 and serves as Vice Chairman of MasterCard’s Europe region board. Mr. Lucas joined Confédération Nationale du Crédit Mutuel in 1971 and has held various positions since that time in political, technical and development areas. He is also a General Manager of Caisse Centrale du Crédit Mutuel and Groupe de Crédit Mutuel Centre Est Europe, and Chairman and General Manager of the Assurances du Crédit Mutuel. Mr. Lucas is a board member of Banque de Tunisie, BMCE, Caisses Dejardins and Banque Transaltantique.

Norman C. McLuskie, age 61, is Chairman, Retail Direct of the Royal Bank of Scotland Group. Mr. McLuskie has been a member of the Global Board of Directors since June 2002 and was first elected to the MasterCard International board of directors in 2000. He also serves on MasterCard’s European regional board. Mr. McLuskie joined Royal Bank of Scotland in 1982. Following the acquisition of Natwest by the Royal Bank of Scotland in March 2000, he was appointed Chief Executive of Retail Direct, a division of the Royal Bank of Scotland Group encompassing its card and consumer finance businesses, among others. Mr. McLuskie’s other directorships include: Deputy Chairman of Tesco Personal Finance, Director of RBS Insurance and a member of the Institute of Chartered Accountants of Scotland. Mr. McLuskie is also a fellow of the Chartered Institute of Bankers in Scotland.

Siddharth N. Mehta, age 47, is Chief Executive Officer of HSBC North America Holdings Inc. and Chairman and Chief Executive Officer of HSBC Finance Corporation, which positions he has held since April 2005. Mr. Mehta was elected to the Global Board of Directors on March 17, 2005. Mr. Mehta oversees HSBC’s North American businesses (Canada and U.S.) and, as Group Managing Director of HSBC Holdings plc, has responsibility for the strategic management of credit cards and the consumer finance customer group throughout the HSBC Group. Prior to April 2005, Mr. Mehta served as Vice Chairman of HSBC Finance Corporation. He joined Household International in 1998, which was acquired by HSBC Holdings plc in 2003. Prior to joining Household, Mr. Mehta served as a Senior Vice President at The Boston Consulting Group. He has served on MasterCard’s U.S. region board since March 2000. Mr. Mehta serves on the board of international advisors for the Monterey, California, Institute of International Studies and is a member of the Financial Services Roundtable. He also serves on the board of advisors for the Myelin Repair Foundation.

Robert W. Pearce, age 51, is President and Chief Executive Officer of the Personal and Commercial Client Group for Bank of Montreal, where he has worked for over twenty years. He has served on the Global Board of Directors since June 2002 and the MasterCard International board of directors since 1999. He previously served as Executive Vice President of North American Electronic Banking Services for Bank of Montreal and was responsible for Bank of Montreal’s MasterCard Cardholder and Merchant Services lines of business, Debit Card business, and Electronic Banking.

Michael T. Pratt, age 52, is Group Executive, Business and Consumer Banking, Westpac Banking Corporation. Mr. Pratt was first elected to the Global Board of Directors in April 2003 and also serves on MasterCard’s Asia/Pacific region board. He is responsible for all of Westpac’s consumer and business banking business in Australia and for all operations of the Bank of Melbourne. Prior to joining Westpac in 2002, Mr. Pratt served as Chief Executive Officer, Australian Financial Services for National Australia Bank, where he was responsible for all retail operations in Australia. From 1998 to 2000, he served as Managing Director and Chief Executive Officer of Bank of New Zealand. He is a Fellow of the Australian Institute of Banking and Finance, a member of the Australian Institute of Company Directors, and a Fellow of the Australian Institute of Management.

Robert W. Selander, age 55, is President and Chief Executive Officer of MasterCard Incorporated. Mr. Selander has served on the Global Board of Directors since June 2002 and the MasterCard International board of directors since 1997. Mr. Selander also serves on the Company’s Policy and Operating Committees. Prior to his election as President and Chief Executive Officer of MasterCard Incorporated in April 1997, Mr. Selander was an Executive Vice President and President of the MasterCard International Europe, Middle East/Africa and Canada regions. Before joining MasterCard in 1994, Mr. Selander spent two decades with Citicorp/Citibank, N.A. He currently serves as a director of Hartford Financial Services Group.

Tan Teong Hean, age 62, is Chief Executive of Southern Bank Berhad in which capacity he has served since 1983. Mr. Tan has been a member of the Global Board of Directors since March 2004. He is Chairman of MasterCard’s Asia/Pacific region board and has been a member of the Asia/Pacific region board since July 1997. Mr. Tan serves as a board member of Cagamas Berhad (the National Mortgage Corporation, Malaysia). He is a Fellow and Council member of the Institute of Bankers Malaysia, a Fellow of the Malaysian Institute of Directors and a Trustee of the Malaysian Institute of Economic Research.

Jac Verhaegen, age 65, formerly a senior executive of Rabobank and a member of its Executive Board, has been a member of the Global Board of Directors since June 2002 and serves on MasterCard’s European regional board. He joined Rabobank in 1979. He served as Deputy General Manager of Retail Banking until 1984 when he was appointed General Manager of the System Development Department. From 1989 to 1993, he was General Manager of Operations for Rabobank International. From 1993 to 1998, Mr. Verhaegen served as General Manager of Payment Services. From 1998 to 2001, Mr. Verhaegen was a member of the Managing Board, Local Banks Division of Rabobank.

Robert B. Willumstad, age 60, is the former President and Chief Operating Officer of Citigroup. Mr. Willumstad retired from his position as President and Chief Operating Officer of Citigroup in September 2005. Mr. Willumstad served as Chairman and Chief Executive Officer of Citigroup’s Global Consumer Group from December 2000 to August 2003 and, as such, led all of Citigroup’s global consumer businesses including Credit Cards, Consumer Finance, and Retail Banking. Mr. Willumstad is Vice Chairman of the Global Board of Directors and has served on the Global Board of Directors and the MasterCard International board of directors since June 2002 and 1999, respectively. Mr. Willumstad was Chairman and CEO of Travelers Group Consumer Finance Services prior to the merger between Citicorp and Travelers Group in 1998. Mr. Willumstad joined Commercial Credit, now CitiFinancial, in 1987. Prior to joining Citigroup’s predecessor companies, Mr. Willumstad served in various positions with Chemical Bank for twenty years, last holding the position of President of Chemical Technologies Corporation.

W. Roy Dunbar, age 44, is President, Global Technology & Operations of MasterCard Incorporated and a member of the Policy and Operating Committees. Before joining the Company in September 2004, Mr. Dunbar served as president of Eli Lilly’s Intercontinental Region, with responsibility for operations in Africa, the Middle East, the Commonwealth of Independent States, Asia, Latin America and the Caribbean. Prior to that time, he was Vice President—Information Technology and Chief Information Officer of Eli Lilly, where he worked since 1990. Mr. Dunbar currently serves as a director of EDS Corporation. Mr. Dunbar also serves as a director of Humana Inc.

Noah J. Hanft, age 53, is General Counsel and Secretary of MasterCard Incorporated and a member of the Policy Committee. Mr. Hanft was appointed as General Counsel and Secretary of the Company in October 2000 and has served in various increasingly senior legal positions at the Company since 1984, except for 1990 to 1993, when Mr. Hanft was Senior Vice President and Assistant General Counsel at AT&T Universal Card Services. Prior to joining MasterCard, Mr. Hanft was associated with the intellectual property law firm of Ladas & Parry in New York. Mr. Hanft serves as a member of the board of directors of the Legal Aid Society.

Alan J. Heuer, age 64, is Chief Operating Officer of MasterCard Incorporated, the Chairman of the Operating Committee and a member of the Policy Committee. Mr. Heuer is responsible for the Company’s Customer Group, which encompasses member relations, global marketing and consulting/cardholder services functions, as well as the Company’s regional activities. Mr. Heuer was appointed head of the Customer Group in February 1999 and as Chief Operating Officer in March 2004. Mr. Heuer joined MasterCard International in 1995. Prior to that time, Mr. Heuer served as Executive Vice President, Retail Banking, for the Bank of New York.

Chris A. McWilton, age 47, is Chief Financial Officer of MasterCard Incorporated and a member of the Policy Committee. Prior to Mr. McWilton’s appointment as Chief Financial Officer in October 2003, he served as Senior Vice President and Controller of the Company. Prior to joining the Company in January 2003, Mr. McWilton was a partner at KPMG LLP, an international accounting and tax firm where he specialized in financial and SEC reporting matters. Mr. McWilton joined KPMG LLP in 1980 and was elected to the partnership in 1992. He is a certified public accountant.

Michael W. Michl, age 60, is Chief Administrative Officer of the Company and a member of the Policy Committee. Prior to becoming Chief Administrative Officer of the Company in 2004, Mr. Michl was Executive Vice President, Central Resources. Mr. Michl is responsible for the Company’s Central Resources unit, encompassing the Company’s global human resources and corporate services functions. Mr. Michl joined MasterCard International in 1998 from Avon Products, where he was Vice President of Human Resources.

Christopher D. Thom, age 57, is the Chief Risk Officer of the Company and a member of the Policy Committee. Mr. Thom is responsible for the Risk Management Group and is accountable for introducing enterprise risk management into the Company. Prior to assuming his position as Chief Risk Officer in October 2004, Mr. Thom served as Senior Executive Vice President, Global Development, from May 2001 until October 2004 and as Senior Executive Vice President, Central Resources from March 1999 until April 2001. Mr. Thom manages franchise management, security and risk management and fraud management functions at the Company. Prior to joining MasterCard International in 1995, Mr. Thom served in a variety of positions at HSBC Group in the United Kingdom, including as general manager, Strategic Development and general manager, Retail.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit.    The Audit Committee assists our board of directors in fulfilling its oversight responsibilities. Among other things, it reviews the activities, results and effectiveness of internal and external auditors, and appoints and confirms the independence of the external auditors. The Audit Committee also reviews the Company’s key risks and controls and its quarterly and annual financial statements. The current members of the Audit Committee are Messrs. McLuskie (Chairman), Falcones, Boudreau, Fieseler, and Pearce.

In 2003 the Global Board of Directors, acting upon the recommendation of the Audit Committee, determined that Mr. Boudreau’s experience and qualifications satisfied the definition of “audit committee financial expert” under the SEC rules. As described more fully below, the Global Board of Directors has not determined Mr. Boudreau to be independent under the rules of the New York Stock Exchange, the American Stock Exchange or NASDAQ.

Compensation.    The Compensation Committee establishes the compensation policies and criteria of our President and Chief Executive Officer and other executive officers. The current members of the Compensation Committee are Messrs. Boudreau (Chairman), Falcones, Aldinger and Pearce.

Nominating and Corporate Governance. The Nominating and Corporate Governance Committee considers and nominates individuals for election as directors of the Company and performs the other functions set forth in its charter. The members of the Nominating and Corporate Governance Committee are Messrs. Falcones (Chairman), Boudreau, Tan, Verhaegen and Willumstad.

Our Class A redeemable common stock is not listed on any securities exchange or quoted on any dealer quotation system. Accordingly, neither the Global Board of Directors nor any Committee thereof is currently required to be comprised of a majority of (or in the case of Committees, composed exclusively of) independent directors, as defined in the SEC rules or the rules of the New York Stock Exchange, the American Stock Exchange or NASDAQ. The Global Board of Directors has not determined whether any directors of the Company are independent under these rules. Under the Company’s current bylaws, voting directors other than the President and Chief Executive Officer are representatives of the Company’s stockholders, and generally serve as senior officers of these institutions. In turn, the Company’s stockholders are principal members of MasterCard International and, in this capacity, constitute the Company’s principal customers. Because the Company’s private share structure, as embodied in its current bylaws, provides for extensive representation of the Company’s customers on the Global Board of Directors, the Company has not considered it appropriate to apply the independence standards applicable to public listed companies to its Global Board of Directors. Accordingly, prior to the consummation of the ownership and governance transactions, the Company’s directors (including directors serving on the Audit and Nominating and Corporate Governance Committees) should not be considered to be independent under the rules of the New York Stock Exchange, the American Stock Exchange or NASDAQ.

We have adopted a Supplemental Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer, Controller and other senior officers. Our Supplemental Code of Ethics is posted on our website at www.mastercardintl.com.

Item 11.    Executive Compensation

The following table shows the before-tax compensation for the President and Chief Executive Officer and the four next highest paid executive officers (the “Named Executive Officers”) of the Company in respect of the years ended December 31, 2005, 2004 and 2003.

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	LTIP Payouts(2)	All Other Compensation(3)
Robert W. Selander	2005	$891,667	$2,700,000	$299,334	$8,093,985	$1,298,003
President & CEO	2004	800,000	2,500,000	246,804	4,827,025	892,431
	2003	800,000	1,900,000	280,231	4,899,490	1,343,973

Alan J. Heuer	2005	741,667	1,250,000	211,786	3,185,950	223,461
Chief Operating Officer	2004	650,000	1,200,000	172,307	3,088,050	168,321
	2003	650,000	600,000	189,187	4,556,100	1,654,461

Christopher D. Thom	2005	597,917	720,000	157,735	2,339,475	1,035,401
Chief Risk Officer	2004	575,000	725,000	154,506	2,616,425	921,808
	2003	575,000	500,000	145,940	2,534,300	519,186

Chris A. McWilton	2005	443,750	900,000	82,917	247,380	36,629
Chief Financial Officer	2004	375,000	475,000	77,293	0	128,701
	2003	325,208	285,000	0	0	100,000

Noah J. Hanft	2005	400,000	800,000	134,809	850,620	98,170
General Counsel and	2004	375,000	500,000	123,390	719,775	210,022
Corporate Secretary	2003	350,000	250,000	118,086	480,155	252,031

(1)	Amounts represent payments in lieu of perquisites (for fiscal years 2005, 2004, and 2003 respectively: Mr. Selander—$56,000, $56,000, $56,000; Mr. Heuer—$45,000, $45,000, $45,000; Mr. Thom—$45,000, $45,000, $45,000; Mr. McWilton—$45,000, $45,000, $0; Mr. Hanft—$45,000, $45,000, $45,000) and reimbursement for tax obligations (for fiscal years 2005, 2004 and 2003, respectively: Mr. Selander— $241,670, $190,804, $224,231; Mr. Heuer—$166,786, $127,307, $144,187; Mr. Thom—$112,735, $109,506, $100,940; Mr. McWilton—$37,917, $32,293, $0; Mr. Hanft—$89,809, $78,390, $73,086).
(2)	For fiscal year 2005, includes payments under the Executive Incentive Plan as follows: the final 20% of the award earned for the 2001-2003 performance period, the first 80% of the award earned for the 2003-2005 performance period (the remaining 20% for the 2003-2005 performance period will vest and be released to participants in January 2008) and for Mr. Selander, 100% of a special award earned for 2001-2005.
(3)	Includes for fiscal year 2005, payouts under the Company’s discontinued Value Appreciation Plan related to the exercise of vested rights tied to value appreciation of a portfolio of member bank stocks through September 30, 2004 and, beginning October 1, 2004, earnings on investments in third-party investment vehicles (Mr. Selander—$945,215; Mr. Thom—$587,509) and matching contributions under the Company’s Shared Profit and Savings Plan (Mr. Selander—$12,600; Mr. Heuer—$12,600; Mr. Thom—$12,600; Mr. McWilton—$12,600; Mr. Hanft—$12,600), profit sharing contributions under the Company’s Shared Profit and Savings Plan (Mr. Selander—$15,400; Mr. Heuer-$15,400; Mr. Thom—$15,400; Mr. McWilton—$15,400; Mr. Hanft-$15,400); Company contributions to both a non-qualified defined benefit and defined contribution plan – the Annuity Bonus Plan (Mr. Selander-$287,988; Mr. Heuer-$192,341; Mr. Thom-$115,287; Mr. McWilton-$8,629; Mr. Hanft-$69,146): the dollar value of the benefit of premiums paid for a split-dollar life insurance policy projected on an actuarial basis (Mr. Thom-$303,373): the full amount of all premiums paid by the Company for Executive Life Insurance coverage (Mr. Selander-$36,800; Mr.Heuer-$3,120; Mr. Thom-$1,232; Mr. Hanft-$1,024).

Long-Term Incentive Plan-Awards In Fiscal Year 2005(1)

The following table lists grants of performance units in 2005 to the Named Executive Officers under the Senior Executive Incentive Plan. The Compensation Committee of the Board of Directors has determined that these grants will be converted to restricted stock units (RSUs) on a mandatory basis at the time of the initial public offering, at the offering price. See “Business—Proposed New Ownership and Governance Structure” in Part I, Item 1 of this Report. At the time of conversion, a 20% premium will be added to the target amounts set forth in the table below.

	Number of Units Awarded	Performance or Other Period Until Maturation	Estimated Future Payouts Under Non-Stock Price-Based Units
Name			Threshold	Target($)	Maximum
Robert W. Selander	41,000	1/1/2005–12/31/2007	N/A	$4,100,000	N/A
President and CEO

Alan J. Heuer	27,000	1/1/2005–12/31/2007	N/A	2,700,000	N/A
Chief Operating Officer

Christopher D. Thom	17,250	1/1/2005–12/31/2007	N/A	1,725,000	N/A
Chief Risk Officer

Chris A. McWilton	8,500	1/1/2005–12/31/2007	N/A	850,000	N/A
Chief Financial Officer

Noah J. Hanft	8,500	1/1/2005–12/31/2007	N/A	850,000	N/A
General Counsel and Corporate Secretary

(1)	The performance units were granted under the Company’s Senior Executive Incentive Plan (SEIP). Each performance unit has a target value equal to $100. The actual value of each unit was to have been calculated based on the Company’s performance over a three-year period based on a combination of qualitative and quantitative measures that include: implementing customer focused strategy; achieving corporate financial targets (including attaining a predetermined level of earnings before interest, taxes, depreciation and amortization, operating expense and return on equity); and enhancing organizational capabilities. The Compensation Committee has determined that the grants of the performance units under the SEIP made in 2005 will be converted to RSUs on a mandatory basis at the time of the ownership and governance transactions, at the offering price. At the time of conversion, a 20% premium will be added to the target amount set forth in the table above.

The performance units under the SEIP described in the preceding table vest in annual increments according to the following schedule, if the participant completes 1,000 hours of service and is employed by the Company on the last day of the respective twelve-month cycle. The RSUs will have an identical vesting and payment schedule to those shown and described below (in accordance with new deferred compensation regulations) and will be paid dividend equivalents on a current basis.

Twelve-Month Cycle Ending on the Following Anniversary of the Date of Grant	Percentage of Performance Units Vested
1st Anniversary	26 2/3%
2nd Anniversary	26 2/3%
3rd Anniversary	26 2/3%
4th Anniversary	0%
5th Anniversary	20%

Upon completion of the three-year performance period, participants will receive a payout equal to 80% of the award earned. The remaining 20% of the award will be paid upon completion of two additional years of service, (i.e., five years of service in total). Upon termination of employment, excluding retirement, all unvested performance units will be forfeited. Upon a participant’s termination of employment due to retirement, all of the participant’s performance units will immediately vest provided that the participant has at least six months of service in the performance period. Eligible retirement is dependent upon age and years of service as follows: age 55 with ten years of service, age 60 with five years of service and age 65 with two years of service.

Retirement Benefits

MasterCard Accumulation Plan (“MAP”)

Employees who participate in the MAP earn benefits under the MAP as soon as they become an employee of the Company. Benefits generally vest after four years of service. For each plan year after January 1, 2000, participants are credited with a percentage of their compensation for the plan year in accordance with the table below:

Completed Years of Service at December 31 of Prior Plan Year	Pay Credit for Current Plan Year
0-4	4.50%
5-9	5.75
10-14	8.00
15-19	10.00
20-29	12.00

Eligible employees age 50 or older on or prior to December 31, 2000 are eligible for the greater of the pay credit schedule referenced above or the following pay credit schedule:

Age on Birthday in Current Plan Year	Minimum Pay Credit for Current Plan Year
50-54	9.00%
55-59	12.00
60+	14.00

Compensation is defined as base pay plus annual incentive compensation. These accounts also receive investment credits based on the yield on 30-Year Treasury securities. When a participant terminates employment, the vested amount credited to the participant’s account is paid in a lump sum or converted into an annuity.

Supplemental Retirement Benefits

Supplemental retirement benefits are provided to all Named Executive Officers and certain other participants under various funded and unfunded nonqualified plans such as our Supplemental Executive Retirement Plan and Annuity Bonus Plan described below. These benefits are provided to certain employees whose benefits are limited by compensation or an amount under applicable federal tax laws and regulations.

Supplemental Executive Retirement Plan (“SERP”)

Designated employees, including all Named Executive Officers, may also receive an annual benefit at retirement equal to a designated percentage (100% for Mr. Selander and 80% for each of the other Named Executive Officers) of the participant’s final 48-month average base salary, reduced by a hypothetical prior employer plan benefit and the amount of all benefits received under the MAP, nonqualified arrangements and social security. The hypothetical prior plan benefit described in the preceding sentence is an offset to SERP benefits that accounts for years of service of a plan participant prior to joining MasterCard. This benefit offset is calculated as a cash balance account that is “earned” on base pay from age 25 until the year prior to the participant being hired by MasterCard. The account continues to receive interest and is offset from the participant’s aggregate SERP benefit. Prior base pay levels are determined by taking the participant’s base pay level upon hiring by MasterCard and reducing the amount by 10% for each prior year. The hypothetical prior benefit plan offset is not intended to represent a SERP participant’s actual prior employment benefit. Pay credits for the hypothetical prior benefit plan are as follows:

Years of Service	Pay Credit
1-2	3.25%
3-4	4.00
5-9	5.00
10-14	6.00
15-19	8.00
20-34	11.00

The Supplemental Executive Retirement Plan benefits for each Named Executive Officer are in the table below under the caption “Estimated Annual Retirement Benefits Payable to Certain Executive Officers.”

Annuity Bonus Plan

The Annuity Bonus Plan is a non-qualified, after-tax savings plan designed to provide employees with benefits and contributions to the extent amounts under the Company’s qualified plans are capped by IRS limitations. Each year, the Company pays participants a bonus distributed in the form of a payment to a tax-deferred annuity contract. Annual contributions and reimbursement for tax obligations in connection with the plan are reported and separately reflected in the summary compensation table for each of the Named Executive Officers.

Estimated Annual Retirement Benefits Payable to Certain Executive Officers

The following table shows the estimated annual retirement benefits, including supplemental retirement benefits, if any, under the plans applicable to the individuals, which would be payable to each Named Executive Officer assuming retirement at age 60 at his February 1, 2006 base salary with payments made for life:

Name	Year of 60th Birthday	Estimated Annual Benefit(1)(2)
Robert W. Selander	2010	$395,000

Alan J. Heuer	2001	278,000	(3)

Christopher D. Thom	2008	282,000

Chris A. McWilton	2018	204,000

Noah J. Hanft	2013	209,000

(1)	Assumes MAP account balances increase with interest credits of 4.5% per year.
(2)	Information for the Named Executive Officers gives effect to 2006 base salary increases.
(3)	Amount will be reduced by Social Security benefits.

MasterCard Shared Profit and Savings Plan

Most Company employees are eligible to participate in the savings (401(k)) component of the MasterCard Shared Profit and Savings Plan. Employees who participate in the plan may contribute from 2% to 6% of base pay on a tax-deferred basis or after-tax basis. Employees may also contribute supplemental tax-deferred and after-tax amounts from 1% to 5%. Internal Revenue Service limits apply to all tax-deferred contributions. Employees who earn $90,000 or less in base pay can contribute from 2% to 25% of their base pay to the plan, subject to the Internal Revenue Service limits, on a tax-deferred and/or after-tax basis.

The Company matches 100% of employee contributions up to 6% of base pay. Employees must contribute to the savings (401(k)) component of the plan to receive this matching contribution. Matching contributions are 100% vested after four years of service under a graded vesting schedule. Loans and certain types of withdrawals are permitted.

In addition, the Company may make a profit-sharing contribution in the range of 0-10% of base pay. The target contribution is 7%. The 2005 contribution has been determined to be 8.8%.

Compensation of Directors

In the year ended December 31, 2005, directors who were not employees of the Company were paid an annual retainer of $45,000. The Chairman of the Global Board of Directors received an annual retainer of $50,000. Non-employee directors also received an annual retainer of $5,000 for serving as a chairperson of a standing committee; a $1,500 meeting fee for attendance at board meetings; a $1,000 meeting fee for attendance at committee meetings and a $500 meeting fee for telephonic meetings. In addition, customary expenses for attending board and committee meetings were reimbursed.

Under the MasterCard Deferral Plan, up to 100% of non-employee director’s meeting fees and annual retainer may be deferred and invested among several investment return options. In general, deferred amounts are not paid until after the director retires from the board. The amounts are then paid, at the director’s option, either in a lump sum or in five or ten annual installments.

Following the ownership and governance transactions, we expect to establish directors’ compensation practices customary for a publicly traded company.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee has ever served as an officer or employee of the Company. Mr. Boudreau is a former executive officer of Chase Manhattan Bank USA, N.A, an affiliate of one of the Company’s stockholders with which it has a business relationship more fully described below under Item 13 of this Report. For a description of JPMorgan Chase & Co.’s stockholdings in the Company, see Item 12 of this Report. All current members of the Compensation Committee are officers or former officers of stockholders of the Company, which are principal members of MasterCard International and significant customers of the Company.

Employment Agreements and Change-in-Control Agreements

Employment Agreements

The Company is party to an employment agreement with each of the Named Executive Officers.

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

•	A pro rata portion of his target bonus;

•	Severance pay in the form of base salary continuation and his average annual incentive bonus, received over the prior three years, for a period of 36 months;

•	Continued participation in the Company’s health, life insurance and disability plans and Company payment of COBRA premiums;

•	Immediate vesting under SERP and an additional SERP benefit equal to the amount of benefits he would have accrued under any Company tax-qualified pension and savings plans until he is eligible to retire;

•	Continued vesting of any long-term incentive awards; and

•	Outplacement assistance.

For terminations by reason of death or disability, Mr. Selander would be entitled to his target annual bonus (pro rated in the case of disability).

Mr. Selander would be subject to non-competition and non-solicitation covenants for a minimum period of 12 months, up to the full length of the severance period.

On February 28, 2005, the Company entered into an addendum agreement with Mr. Selander, which modified his employment agreement. The addendum agreement provides for a retention payment of $10,000,000 to Mr. Selander provided that he remains employed by the Company in good standing until a date to be established by our board of directors no earlier than April 9, 2010, but no later than April 9, 2011 (the “Retention Date”), meets certain performance standards and provides requested assistance in identifying his successor and transitioning his responsibilities to such person. Under certain circumstances Mr. Selander may be entitled to a pro rata portion of the retention payment if his employment is terminated prior to the Retention Date. Mr. Selander’s receipt of the retention payment is further conditioned upon his agreement to generally applicable 36 month non- compete and non-solicitation covenants, subject to shorter periods if he is terminated for cause or if he resigns as a result of a change in the strategic direction of the Company to which he objects, and his execution of a release of liability in favor of the Company.

Messrs. Heuer, Thom, McWilton and Hanft

Under the terms of Messrs. Heuer’s, Thom’s, McWilton’s and Hanft’s agreements, the applicable executive’s employment will automatically terminate if he: (i) dies; or (ii) becomes disabled. In addition, both the executive and the Company can terminate the agreement for any reason upon 90 days’ prior written notice. During the employment term, the executive is eligible to participate in the Company’s total rewards plans and arrangements on a level commensurate with his position. The agreement provides that if the executive’s employment is terminated prior to retirement at age 65, either by the Company other than for cause or by the applicable executive for certain specified reasons, in addition to any earned, but unpaid base salary and vested entitlements under any Company plans, the applicable executive would be entitled to:

•	A pro rata portion of his target bonus;

•	Severance pay in the form of base salary continuation and his average annual incentive bonus, received over the prior two years, for a period of 24 months, subject, in each of Mr. McWilton’s and Mr. Hanft’s case, to him being retained on the payroll until retirement and paid additional pay in lieu of severance over the period until he is eligible to retire (without any increase in the amount otherwise payable);

•	Continued participation in the Company’s health, life insurance and disability plans and Company payment of COBRA premiums;

•	Immediate SERP vesting;

•	Immediate vesting of any special awards grants and continued vesting of any other long-term incentive awards; and

•	Relocation assistance for Mr. Thom.

For terminations by reason of death, disability or retirement, and certain voluntary terminations, the executive (or his estate and/or beneficiary in the case of death) would be entitled to unpaid base salary, vested entitlements under any Company plans, a pro rata portion of his target bonus, and relocation assistance (for Mr. Thom only).

The executive would be subject to non-competition and non-solicitation covenants for a minimum period of 12 months, up to the full length of the severance period.

Change-in-Control Agreements

The Company has approved a Change-in-Control Agreement for certain of its executive officers, including all of the Named Executive Officers. Under the Change-in-Control Agreement, if an executive officer’s employment is terminated without “cause” or for “good reason” (as defined in the Change-in-Control Agreement) during the six-month period preceding or the two-year period following a “change in control” of the Company, the executive will be entitled to the following:

•	A severance payment equal to two times the average base salary and bonus (three times in the case of the President and Chief Executive Officer), payable over a 24-month period (36 months in the case of the President and Chief Executive Officer), subject, in each of Mr. McWilton’s and Mr. Hanft’s case, to him being retained on the payroll until retirement and paid additional pay in lieu of severance until the executive is eligible to retire (without any increase in the amount otherwise payable);

•	Continued coverage under the executive’s individual long-term disability plan for the applicable period referenced above;

•	Continued coverage in the medical, dental, hospitalization and vision care plans for up to 18 months;

•	Accelerated vesting of performance units including special grants awarded prior to the change-in-control under the Executive Incentive Plan, with payout at 125% of target;

•	Accelerated vesting of special grants awarded pursuant to the Executive Incentive Plan, nonqualified retirement and deferred compensation benefits;

•	Lump sum payment equal to the value of unvested qualified plan benefits;

•	Outplacement assistance; and

•	An excise tax gross-up for any taxes incurred as a result of Section 4999 of the Internal Revenue Code.

The executive would be subject to a covenant not to compete and not to solicit employees for up to 24 months (36 months in the case of the President and Chief Executive Officer).

The Company expects to enter into revised Change-in-Control Agreements with the Named Executive Officers in connection with the completion of the ownership and governance transactions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting securities by each person known to us to beneficially own more than five percent of any class of our voting securities as of March 15, 2006. Under our existing bylaws, only principal members of MasterCard International are allowed to own shares of our common stock, and none of our directors or executive officers beneficially owns any equity securities of MasterCard Incorporated or any of its subsidiaries.

Name and Address of Beneficial Owner	Shares of Class A Redeemable Common Stock Beneficially Owned	Percent of Total Outstanding Class A Redeemable Common Stock Beneficially Owned
JPMorgan Chase & Co.(1) 270 Park Avenue New York, NY 10017	10,372,597	10.37%
Citigroup Inc.(2) 399 Park Avenue New York, NY 10043	8,802,547	8.80
Bank of America Corporation(3) 100 North Tryon Street Charlotte, NC 28255	6,230,450	6.20
HSBC Holdings plc(4) 8 Canada Square London E14 5HQ United Kingdom	5,101,323	5.10

(1)	Based on an amendment to a statement on Schedule 13G filed on February 10, 2005, JPMorgan Chase & Co. shares voting power with respect to its class A redeemable common stock with its wholly owned subsidiaries, Chase Manhattan Bank USA, National Association, and JPMorgan Chase Bank, National Association.
(2)	Based on an amendment to a statement on Schedule 13G filed on February 13, 2006, Citigroup Inc. shares investment and voting power with respect to its class A redeemable common stock with Citicorp Holdings Inc. and Citibank, N.A., its subsidiaries. Citigroup Inc., Citicorp Holdings Inc. and Citibank, N.A. share the same address listed above.
(3)	Bank of America Corporation’s Class A redeemable common stock reflects the shares of common stock held by its subsidiaries on a consolidated basis.
(4)	HSBC Holdings plc’s class A redeemable common stock reflects the shares of common stock held by its subsidiaries on a consolidated basis.

In connection with the ownership and governance transactions, we will reclassify all of our 100,000,348 outstanding shares of Class A redeemable common stock so that each of our existing stockholders will receive 1.35 shares of new Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of Class M common stock. See Part I, Item 1—Business—Proposed New Ownership and Governance Structure. While we do not expect that any of our existing stockholders will beneficially own any of our Class A common stock following the ownership and governance transactions, we expect that certain of our existing stockholders will hold five percent or more of the voting power of the Class M common stock.

On November 28, 2005 the stockholders of MasterCard Incorporated adopted the MasterCard Incorporated 2006 Long Term Incentive Plan (the “Incentive Plan”) which provides for a variety of awards for employees including non—qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance units and other stock-based awards. The Global Board of Directors has reserved 5,300,000 shares of Class A common stock for issuance under the Incentive Plan.

No awards have been issued under the Incentive Plan and MasterCard does not have any other compensation plan under which equity securities of MasterCard have been authorized for issuance that have not been previously approved by MasterCard’s stockholders.

Item 13.    Certain Relationships and Related Transactions

Pursuant to a series of agreements, effective as of January 1, 2005, between MasterCard International and JPMorgan Chase Bank, National Association (“JPMorgan Chase”), an affiliate of JPMorgan Chase & Co., JPMorgan Chase and the Company have agreed to certain pricing arrangements for JPMorgan Chase’s use of the Company’s core authorization, clearing and settlement services and certain supplemental user-pay services in the United States. These agreements provide for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands. JPMorgan Chase is a principal member of MasterCard International and owns a portion of the United States franchisee of Mondex International, our wholly-owned subsidiary that operates a prepaid electronic purse program. MasterCard International provides authorization, clearing and settlement services in connection with transactions for which JPMorgan Chase or its affiliates act as issuer or acquirer. In addition, JPMorgan Chase uses several of the Company’s fee-for-service products, including consulting services. A portion of the Company’s $2.25 billion dollar credit facility is syndicated to JPMorgan Chase, for which JPMorgan Chase receives a fee; JPMorgan Chase is the co-administrative agent of that facility and JPMorgan Securities Inc., another affiliate of JPMorgan Chase, is the co-arranger of that facility. Additional amounts are paid by the Company for these services. In addition, JPMorgan Chase and its affiliates receive amounts from the Company for cash management services. JPMorgan Chase acts as issuer of the Company’s corporate cards and provides a variety of banking services for the Company and for its employees pursuant to arrangements entered into with the Company. In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to JPMorgan Chase and certain of its affiliates or business partners in connection with payment programs issued by JPMorgan Chase, including co-branded and affinity card programs, from time to time. For the full year ended 2005, net revenues earned from JPMorgan Chase and its affiliates were approximately $319 million, or 11% of total net revenues. For the full year ended 2005, the Company paid JPMorgan Chase approximately $4 million for the treasury and other services described above. Donald L. Boudreau, a director of the Company, is a former executive officer of a predecessor of JPMorgan Chase.

Pursuant to an agreement, dated as of January 1, 2004, among MasterCard International, Citibank, N.A. (“Citibank”), an affiliate of Citigroup Inc., and certain of its affiliates, Citibank and the Company have agreed to certain pricing arrangements with respect to transaction processing services for Citibank affiliates in North America. Citibank and the Company have also agreed to pricing arrangements for transaction processing services for Citibank’s affiliates outside of North America pursuant to an agreement between MasterCard International and Citibank dated January 3, 2005. Both of these agreements provide for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands. Citibank and certain of its affiliates are principal members of MasterCard International and own a portion of the United States franchise of Mondex International, our wholly-owned subsidiary that operates a prepaid electronic purse program. MasterCard International provides authorization, clearing and settlement services in connection with transactions for which Citibank or its affiliates act as issuer or acquirer. In addition, Citibank uses several of the Company’s fee-for-service products, including consulting services. A portion of the Company’s $2.25 billion dollar credit facility is syndicated to Citibank, N.A., for which Citibank and its affiliates receive a fee; Citibank is the co-administrative agent of that facility and Citigroup Global Markets Inc., another affiliate of Citibank, is the lead arranger of that facility. Additional amounts are paid by the Company for these services. Another insurance affiliate of Citibank is a creditor of MasterCard International in connection with a portion of the $149 million lease financing for the Company’s O’Fallon, Missouri operations facility. In addition, Citibank and its affiliates receive fees from the Company for cash management and asset management services. Citibank also acts as issuer of the Company’s corporate purchasing cards. In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to Citibank, N.A. and certain of its affiliates or business partners in connection with payment programs issued by Citibank, including co-branded and affinity card programs, from time to time. For the full year ended 2005, net revenues earned from Citibank and its affiliates were approximately $244 million, or 8% of total net revenues. For the full year ended 2005, the Company paid Citibank approximately $1 million for the treasury and other services described above. Robert B. Willumstad, a member of the Global Board of Directors, is the former President and Chief Operating Officer of Citigroup Inc. Another member of the Global Board of Directors, Augusto M. Escalante, is the Deputy President,

Consumer Product and Marketing Areas, of Banco Nacional de Mexico, S.A., another Citibank, N.A. affiliate. Other representatives of Citibank, N.A. or its affiliates may sit on the Company’s regional boards or business committees.

Pursuant to an agreement, effective as of July 1, 2003, between MasterCard International on the one hand and HSBC Bank USA, N.A. and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A., on the other hand (collectively the “HSBC Banks” and both affiliates of HSBC Holdings plc), the HSBC Banks and the Company have agreed to certain pricing arrangements for the HSBC Bank’s use of the Company’s core authorization, clearing and settlement services in the United States. This agreement provides for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands. The HSBC Banks and certain of their affiliates are principal members of MasterCard International and own a portion of the United States franchisee of Mondex International. MasterCard International provides authorization, clearing and settlement services in connection with transactions for which the HSBC Banks act as issuer or acquirer. In addition, the HSBC Banks use several of the Company’s fee-for-service products, including consulting services. A portion of the Company’s $2.25 billion dollar credit facility is syndicated to HSBC Bank USA, N.A., for which HSBC Bank USA, N.A. receives a fee. MasterCard Europe is also party to a 100 million euro uncommitted credit agreement with an affiliate of HSBC. In addition, the HSBC Banks and their affiliates receive amounts from the Company for cash management and investment management services. HSBC Bank USA, N.A. acts as issuer of the Company’s corporate cards and provides a variety of banking services including, but not limited to, foreign exchange for the Company and for its employees pursuant to arrangements entered into with the Company. In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to the HSBC Banks and certain of their affiliates or business partners in connection with payment programs issued by the HSBC Banks or their affiliates, including co-branded and affinity card programs, from time to time. For the full year ended 2005, revenues earned from the HSBC Banks and their affiliates were approximately $130 million, representing 4% of total net revenues. For the full year ended 2005, the Company paid the HSBC Banks and their affiliates approximately $1 million for the treasury and other services described above. William F. Aldinger, one of the Company’s current directors, was the Chief Executive Officer of HSBC North America Holdings Inc., an affiliate of the HSBC Banks, until April 2005. Another of the Company’s current directors, Siddharth N. Mehta, is the Chief Executive Officer of HSBC North America Holdings Inc.

Bank of America, National Association (“Bank of America”), an affiliate of Bank of America Corporation, is a principal member of MasterCard International. In January 2006, Bank of America acquired MBNA Corp. (“MBNA”), one of our key customers. MasterCard International provides authorization, clearing and settlement services in connection with transactions for which Bank of America and its affiliates, including MBNA, act as issuers or acquirers. The Company enters into agreements from time to time to provide financial and other incentives to Bank of America, certain of its affiliates or business partners and MBNA in connection with their payment programs. MBNA also has an agreement which provides for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands. The combined net revenues from Bank of America and MBNA for the full year ended 2005 were $200 million, or 7% of total net revenues. For the full year ended 2005 the Company made minimal payments to Bank of America for certain investment services.

Item 14.    Principal Accountant Fees and Services

The Audit Committee and the Company have adopted policies and procedures pertaining to the retention of the Company’s independent auditor for any audit or non-audit services. The policies and procedures specifically require Audit Committee pre-approval of all audit and non-audit services. In addition, proposed services of the independent auditor materially exceeding any pre-approved project scope, terms and conditions, or cost levels require specific review and pre-approval by the Audit Committee. The Audit Committee has also delegated power to the Chairman of the Audit Committee to pre-approve in certain circumstances any engagements or changes in engagements by the independent auditor for audit or non-audit services. The Company paid no fees to its independent auditor in fiscal year 2005 in connection with engagements that were not pre-approved by the

Audit Committee or the Audit Committee Chairman. To help ensure the independence of the Company’s independent auditor, the Company has also adopted policies and procedures relating to, among other things, the engagement of the independent auditor and the hiring of employees of the independent auditor.

Set forth below are the audit and non-audit fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for fiscal year 2005 and fiscal year 2004.

Audit Fees.    The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements were $4,337,738 for fiscal year 2005 and $3,940,623 for fiscal year 2004. Audit fees also include Sarbanes-Oxley Section 404 audit procedures and audit services related to the Company’s proposed initial public offering and associated out-of-pocket expenses.

Audit-Related Fees.    The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for assurance and related audit services (but not included in the audit fees set forth above) were $996,730 for fiscal year 2005 and $415,696 for fiscal year 2004. The assurance and related audit services included information technology attestations (e.g. SAS 70), employee benefit plan audits, agreed upon procedures for the attestations, and associated out-of-pocket expenses.

Tax Fees.    The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning services were $987,068 for fiscal year 2005 and $1,165,668 for fiscal year 2004. These tax services consisted of tax preparation and examination support, tax accounting advice, tax planning and other tax related services.

All Other Fees.    All other fees billed by PricewaterhouseCoopers LLP were $4,300 for fiscal year 2005 and $4,300 for fiscal year 2004. These other fees represent access to PricewaterhouseCoopers LLP’s accounting research and reference tool.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. ConsolidatedFinancial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report.

2. ConsolidatedFinancial Statement Schedules

None.

3. Thefollowing exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

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
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 16, 2006	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date: March 16, 2006	/S/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: March 16, 2006	/S/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)

Date: March 16, 2006	/S/ WILLIAM F. ALDINGER
William F. Aldinger
Director

Date: March 16, 2006	/S/ SILVIO BARZI
Silvio Barzi
Director

Date: March 16, 2006	/S/ DONALD L. BOUDREAU
Donald L. Boudreau
Director

Date: March 16, 2006
Augusto M. Escalante
Director

Date: March 16, 2006	/S/ RICHARD FAIRBANK
Richard Fairbank
Director

Date: March 16, 2006	/S/ BALDOMERO FALCONES JAQUOTOT
Baldomero Falcones Jaquotot
Chairman of the Board; Director

Date: March 16, 2006	/S/ BERND M. FIESELER
Bernd M. Fieseler
Director

Date: March 16, 2006	/S/ IWAO IIJIMA
Iwao Iijima
Director

Date: March 16, 2006	/S/ MICHEL LUCAS
Michel Lucas
Director

Date: March 16, 2006	/S/ NORMAN C. MCLUSKIE
Norman C. McLuskie
Director

Date: March 16, 2006	/S/ SIDDHARTH N. MEHTA
Siddharth N. Mehta
Director

Date: March 16, 2006	/S/ ROBERT W. PEARCE
Robert W. Pearce
Director

Date: March 16, 2006	/S/ MICHAEL PRATT
Michael Pratt
Director

Date: March 16, 2006	/S/ TAN TEONG HEAN
Tan Teong Hean
Director

Date: March 16, 2006	/S/ JAC VERHAEGEN
Jac Verhaegen
Director

Date: March 16, 2006	/S/ ROBERT B. WILLUMSTAD
Robert B. Willumstad
Vice Chairman; Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 (a) to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005 (No. 000-50250)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005 (No. 000-50250)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

4.1	Form of Specimen Certificate for Class A Redeemable Common Stock of MasterCard Incorporated (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 filed February 11, 2002 (No. 333-67544)).

4.2	Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

4.3	Amendment to MasterCard International Incorporated Note Purchase Agreement, dated August 4, 2004, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q filed November 9, 2004 (No. 000-50250)).

10.1	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.2	$2,250,000,000 Credit Agreement, dated as of June 17, 2005, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (No. 000-50250)).

10.3	Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.4	Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

Exhibit Number	Exhibit Description
10.4.1	First Amendment To Guarantee, dated as of November 23, 2004, between MasterCard International Incorporated, MasterCard Incorporated and UMB Bank & Trust, N.A. (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.5	Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.6	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.7*	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (No. 000-50250)).

10.7.1*	MasterCard International—Citibank, N.A Agreement, dated December 31, 2004, between MasterCard International Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.8*	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (No. 000-50250)).

10.9	Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.9.1	Addendum to the Employment Agreement between MasterCard International Incorporated and Robert W. Selander, dated February 28, 2005 (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.10	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

10.11	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 4, 2004 (No. 000-50250)).

10.12	MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.12.1	Amendment to the MasterCard International Incorporated Supplemental Executive Retirement Plan effective as of January 1, 2005.

10.13	MasterCard International Incorporated Value Appreciation Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2004 (No. 000-50250)).

10.14	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.15	MasterCard International Incorporated Annuity Bonus Program: Statement of Company Payroll and Procedures, as amended and restated January 1, 2005 with amendments through December 1, 2005.

10.16	MasterCard International Incorporated Deferral Plan, as amended and restated January 1, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

Exhibit Number	Exhibit Description

10.17	Schedule of Non-employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.18	Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.19	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

10.20	Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (No. 333-67544)).

10.21	MasterCard International Incorporated Senior Executive Annual Incentive Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (No. 000-50250)).

10.22	MasterCard International Incorporated Senior Executive Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (No. 000-50250)).

10.23	Form of MasterCard Incorporated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (No. 333-128337)).

10.24**	Consumer Cards Incentive Agreement, dated April 14, 2005, between MasterCard International Incorporated and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (No. 333-128337)).

10.25**	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed December 6, 2005 (No. 333-128337)).

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).

21	List of Subsidiaries of MasterCard Incorporated.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.
**	The Company has applied for confidential treatment of portions of these exhibits. Accordingly, portions have been omitted and filed separately with the Securities and Exchange Commission.