Form 10-Q
period 2006-03-31
MASTERCARD INC
filed 2006-05-02
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes  ☐    No  ☒

As of April 28, 2006, there were 99,977,799 shares of Class A redeemable common stock of MasterCard Incorporated issued and outstanding. The common stock of MasterCard Incorporated is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of the voting and non-voting common equity securities held by non-affiliates of MasterCard Incorporated has been established.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$494,792	$545,273
Investment securities, at fair value:
Trading	18,514	22,472
Available-for-sale	793,670	714,147
Accounts receivable	324,473	347,754
Settlement due from members	196,356	211,775
Restricted security deposits held for members	108,959	97,942
Prepaid expenses	194,128	167,209
Other current assets	115,177	121,326

Total Current Assets	2,246,069	2,227,898
Property, plant and equipment, at cost (less accumulated depreciation of $382,212 and $373,319)	226,764	230,614
Deferred income taxes	217,111	225,034
Goodwill	201,835	196,701
Other intangible assets (less accumulated amortization of $293,509 and $272,913)	270,558	273,854
Municipal bonds held-to-maturity	193,940	194,403
Prepaid expenses	202,574	201,132
Other assets	152,110	150,908

Total Assets	$3,710,961	$3,700,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$173,271	$185,021
Settlement due to members	159,409	175,021
Restricted security deposits held for members	108,959	97,942
Obligations under U.S. merchant lawsuit and other legal settlements — current (Notes 8 and 9)	189,380	189,380
Accrued expenses	713,634	850,657
Other current liabilities	73,582	58,682

Total Current Liabilities	1,418,235	1,556,703
Deferred income taxes	62,638	61,188
Obligations under U.S. merchant lawsuit and other legal settlements (Notes 8 and 9)	426,002	415,620
Long-term debt	229,551	229,489
Other liabilities	262,208	263,776

Total Liabilities	2,398,634	2,526,776
Commitments and Contingencies (Notes 7 and 9)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A redeemable common stock, $.01 par value; authorized 275,000,000 shares, 100,000,348 shares issued and outstanding	1,000	1,000
Additional paid-in capital	973,619	973,619
Retained earnings	272,259	145,515
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	67,742	50,818
Net unrealized loss on investment securities available-for-sale	(5,197)	(2,543)
Net unrealized gain (loss) on derivatives accounted for as hedges	(1,716)	739

Total accumulated other comprehensive income, net of tax	60,829	49,014

Total Stockholders’ Equity	1,307,707	1,169,148

Total Liabilities and Stockholders’ Equity	$3,710,961	$3,700,544

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Revenues, net	$738,453	$658,238
Operating Expenses
General and administrative	347,837	306,616
Advertising and market development	182,683	171,679
Depreciation	10,650	12,194
Amortization	14,570	16,236

Total operating expenses	555,740	506,725

Operating income	182,713	151,513

Other Income (Expense)
Investment income, net	20,692	10,049
Interest expense	(10,640)	(16,856)
Other income (expense), net	152	(511)

Total other income (expense)	10,204	(7,318)

Income before income taxes	192,917	144,195
Income tax expense	66,173	50,901

Net Income	$126,744	$93,294

Net Income per Share (Basic and Diluted)	$1.27	$.93

Weighted average shares outstanding (Basic and Diluted)	100,000	100,000

Unaudited Pro forma Net Income per Share (Basic and Diluted) assuming reclassification of shares prior to the initial public offering (Note 2)	$.94	$.69

Unaudited Pro forma weighted average shares outstanding (Basic and Diluted) assuming reclassification of shares prior to the initial public offering (Note 2)	134,969	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating Activities
Net income	$126,744	$93,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,650	12,194
Amortization	14,570	16,236
Impairment of assets	988	143
Deferred income taxes	6,723	6,555
Other	2,150	1,690
Changes in operating assets and liabilities:
Trading securities	3,958	4,268
Accounts receivable	25,995	(9,787)
Settlement due from members	20,682	(66,866)
Prepaid expenses	(24,077)	7,891
Other current assets	8,909	(564)
Prepaid expenses, non-current	(648)	(7,097)
Accounts payable	(12,706)	14,930
Settlement due to members	(20,149)	29,137
Legal settlement accruals, including accretion of imputed interest	10,382	(3,379)
Accrued expenses	(143,724)	(118,272)
Net change in other assets and liabilities	10,189	5,421

Net cash provided by (used in) operating activities	40,636	(14,206)

Investing Activities
Purchases of property, plant and equipment	(5,625)	(6,077)
Capitalized software	(6,852)	(11,680)
Purchases of investment securities available-for-sale	(739,626)	(583,682)
Proceeds from sales and maturities of investment securities available-for-sale	654,148	653,460
Other investing activities	(37)	82

Net cash provided by (used in) investing activities	(97,992)	52,103

Effect of exchange rate changes on cash and cash equivalents	6,875	(6,901)

Net increase (decrease) in cash and cash equivalents	(50,481)	30,996
Cash and cash equivalents — beginning of period	545,273	328,996

Cash and cash equivalents — end of period	$494,792	$359,992

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Common Shares Class A	Additional Paid-in Capital
	(In thousands)
Balance at January 1, 2006	$1,169,148	$145,515	$49,014	$1,000	$973,619
Net income	126,744	126,744	—	—	—
Other comprehensive income, net of tax	11,815	—	11,815	—	—

Balance at March 31, 2006	$1,307,707	$272,259	$60,829	$1,000	$973,619

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net Income	$126,744	$93,294
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,924	(27,176)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on investment securities available-for-sale	(2,654)	(5,310)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on derivatives accounted for as hedges	(2,455)	2,367

Other comprehensive income (loss), net of tax	11,815	(30,119)

Comprehensive Income	$138,559	$63,175

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

Consolidation and basis of presentation — The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it is not an operating entity and has no employees. Intercompany transactions and balances are eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to 2006 classifications.

The balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements as of December 31, 2005. The consolidated financial statements for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 are unaudited, and in the opinion of management include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to MasterCard Incorporated’s 2005 Annual Report on Form 10-K for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 2. Proposed New Ownership and Governance Structure

MasterCard is pursuing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of independent directors, the establishment of a private charitable foundation and the transition to being a publicly traded company.

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

MasterCard also intends to issue shares of a new voting Class A common stock to public investors through an initial public offering. Upon successful completion of the offering, these public investors are expected to hold shares representing an expected 49% of the Company’s equity and 83% of its general voting power. Additional shares of new Class A common stock, representing approximately 10% of the Company’s equity and 17% of its voting rights,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

are expected to be issued as a donation to The MasterCard Foundation, a private charitable foundation incorporated in Canada.

MasterCard intends to use all but $650,000 of the net proceeds from the initial public offering (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from the Company’s existing stockholders that is equal to the aggregate number of shares of Class A common stock that the Company issues to investors in the initial public offering (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and to the Foundation. MasterCard intends to use the remaining proceeds to increase its capital, defend itself against legal and regulatory challenges, expand its role in targeted geographies and higher growth segments of the global payments industry and for other general corporate purposes. However, the Company has not determined the amounts of such remaining proceeds that are to be allocated to these purposes. The value of the shares of Class A common stock donated to The MasterCard Foundation will be determined based on the initial public offering price per share of Class A common stock less a 25% marketability discount.

Prior to the initial public offering, the Company will reclassify all of the Company’s approximately 100,000 outstanding shares of existing Class A redeemable common stock so that the Company’s existing stockholders will receive 1.35 shares of the Company’s new Class B common stock for each share of Class A redeemable common stock that they hold and a single share of the new Class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the common stock reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements. Pro forma amounts give effect to the reclassification.

Implementation of the new ownership and governance structure is subject to various approvals, including requisite regulatory filings. At a special meeting on November 28, 2005, MasterCard’s stockholders approved the new ownership and governance structure.

Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2006	December 31, 2005
Customer and merchant incentives	$235,844	$229,318
Advertising	91,373	69,756
Pension	32,048	35,280
Other	37,437	33,987

Total prepaid expenses	396,702	368,341
Prepaid expenses, current	(194,128)	(167,209)

Prepaid expenses, long-term	$202,574	$201,132

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

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

	Three Months Ended March 31,
	2006	2005
Service cost	$4,650	$4,579
Interest cost	2,717	2,584
Expected return on plan assets	(3,830)	(3,192)
Amortization of prior service cost	(52)	(75)
Recognized actuarial loss	300	344

Net periodic pension cost	$3,785	$4,240

The funded status of the qualified plan exceeds minimum funding requirements. In 2005, the Company made voluntary contributions of $40,000 to its qualified pension plan. During 2006, the Company may make additional voluntary contributions to its qualified pension plan of up to $30,000. No contributions were made during the three months ended March 31, 2006 and 2005.

Note 5. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$792	$797
Interest cost	905	858
Amortization of prior service cost	17	17
Amortization of transition obligation	145	145
Recognized actuarial loss	53	65

Net periodic postretirement benefit cost	$1,912	$1,882

The Company funds its postretirement benefits as payments are required through cash flows from operations.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Customer and merchant incentives	$294,820	$303,899
Personnel costs	138,827	243,859
Advertising	111,525	162,661
Taxes	90,674	58,610
Other	77,788	81,628

	$713,634	$850,657

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

Note 7. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at March 31, 2006 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2006	$304,677	$3,813	$25,037	$275,827
2007	215,888	4,101	27,464	184,323
2008	150,913	2,424	20,529	127,960
2009	83,891	1,861	13,883	68,147
2010	52,545	1,819	3,282	47,444
Thereafter	155,633	40,475	7,799	107,359

Total	$963,547	$54,493	$97,994	$811,060

The table above excludes obligations from performance based agreements with our customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $13,269 and a net present value of minimum lease payments of $41,224. At March 31, 2006, $50,007 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,966 and $7,805 for the three months ended March 31, 2006 and 2005, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $3,118 and $1,987 for the three months ended March 31, 2006 and 2005, respectively. In addition, the table above includes approximately $180,000 relating to a sponsorship agreement which the Company has sought to enforce through legal proceedings. Should the Company not succeed it would not be obligated to make payment.

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

Note 8. U.S. Merchant Lawsuit and Other Legal Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant Opt Out and Consumer Litigations” in Note 9 herein and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however, all have been individually settled. As more fully described in Note 9 herein, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting for Contingencies”, MasterCard may need to revise its reserve of $89,270 based on future developments. During the three months ended March 31, 2006, total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows:

Balance as of December 31, 2005	$605,000
Interest accretion	10,382
Payments	—

Balance as of March 31, 2006	$615,382

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

Note 9. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it may be found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect its results of operations, cash flow and financial condition.

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

In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On December 8, 2003, the District Court ruled that it lacked jurisdiction to issue an injunction while the appellate process in the DOJ litigation was pending. In light of the Supreme Court’s denial of certiorari on October 4, 2004, jurisdiction was again vested with the District Court. On January 10, 2005, MasterCard renewed its challenge to the bylaw in the District Court, seeking to enjoin Visa from maintaining or enforcing the bylaw and requiring Visa to offer its top 100 offline issuers a right to rescind any debit card agreements entered into with Visa while the settlement service fee was in effect. The motion was fully briefed on June 3, 2005. On August 18, 2005, the Court issued an order appointing a special master to conduct an evidentiary hearing and then issue a report and recommendation as to whether the settlement service fee violates the Court’s final judgment. The hearing on MasterCard’s motion was completed on December 9, 2005 and post-hearing briefing by the parties was completed on February 10, 2006. Having heard oral arguments, the special master is currently preparing his report and recommendations to the Court. If MasterCard is unsuccessful and Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it could inhibit the growth of our debit business. At this time it is not possible to determine the ultimate resolution of this matter.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision as well as MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which require merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act in an alleged market for general purpose card network services and an alleged market for debit card network services. The complaint also challenged MasterCard’s “no surcharge rule” (and a similar Visa rule) under the same statutes. On December 10, 2004, MasterCard moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to MasterCard’s motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Act, but continued to allege that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, with respect to the market for general purpose card network services, the District Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On November 9, 2005, the Court denied MasterCard’s motion to dismiss Discover’s claims based

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

upon effects in an alleged debit market. On November 30, 2005, MasterCard filed an answer to the amended complaint. On February 1, 2006, the District Court issued a case management order establishing a discovery schedule for this action, which ordered that fact discovery shall be completed by February 1, 2007, and scheduled a status conference for January 4, 2007 to discuss any remaining discovery issues, including expert discovery, as well as the timing of collateral estoppel motions. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. On November 9, 2005, the Court denied MasterCard’s motion to dismiss American Express’ conspiracy to restrain trade claims in the alleged market for debit card network services. On November 30, 2005, MasterCard filed an answer to the complaint. On February 1, 2006, the Court issued a case management order establishing a discovery schedule for this action, which ordered that fact discovery shall be completed by February 1, 2007, and scheduled a status conference for January 4, 2007 to discuss any remaining discovery issues, including expert discovery, as well as the timing of collateral estoppel motions. At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004 the court awarded plaintiff’s attorneys’ fees in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 8). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. Plaintiff filed a petition for review with the California Supreme Court on November 7, 2005, which was granted on December 14, 2005. The California Supreme Court has deferred from taking further action pending consideration and disposition of related issues with the court.

In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005 a Michigan action was dismissed with prejudice and on April 12, 2005, the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action was dismissed with prejudice; however, plaintiff filed an amended complaint on September 15, 2005. On August 31, 2005, an Illinois action was dismissed with prejudice; plaintiff filed an appeal on February 6, 2006. Briefing is not complete and no date for oral argument has been set. On September 7, 2005, a Texas state court granted MasterCard’s motion to arbitrate, and plaintiff subsequently filed notice that he was withdrawing his lawsuit against MasterCard for all claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services or withdrawal of cash in a foreign country and that such alleged “fee” is unlawful. Visa USA Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs. Stipulated temporary stay orders have been entered in actions in the following state courts: Arkansas, Arizona, California, Florida, Minnesota, New York, Ohio, Pennsylvania, Texas and Tennessee.

MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Citicorp Diners Club Inc. are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard (together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more;” and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution—and collection—of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

Defendants have moved to dismiss the MDL Complaint. On July 3, 2003, Judge Pauley issued a decision granting MasterCard’s motion to dismiss in part. Judge Pauley dismissed the Truth in Lending claims in their

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

entirety as against MasterCard, Visa and several of the member bank defendants. Judge Pauley did not dismiss the antitrust claims. Fact and expert discovery in this matter have closed. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of member bank defendants, Bank One, MBNA, Providian, Household and Bank of America are valid as to those respective banks and MasterCard and, consequently, cardholders of those banks can no longer participate in the class action certified in his earlier decision and must pursue any claims through arbitration. Plaintiffs moved for further reconsideration, which was denied by Judge Pauley on June 16, 2005. In addition, Judge Pauley declined to give effect to the arbitration clauses in the Citibank and Chase cardholder agreements; both banks have appealed that decision. Briefing on the appeal is complete but no date has been set for oral argument. The trial date has been set for May 15, 2006. On March 29, 2006, Judge Pauley entered an order suspending all briefing obligations until May 15, 2006 or until further consent order.

Based upon litigation developments, certain of which were favorable to MasterCard and progress in ongoing settlement discussions in these currency conversion cases that occurred during the third and fourth quarters of 2005 and the first quarter of 2006, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded an additional $75,158 of legal reserves in 2005. As a result of this additional provision, MasterCard has now established total legal reserves of $89,270 in connection with these currency conversion cases. At this time, it is not possible to determine the ultimate resolutions of these matters.

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

On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A. Inc., MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff seeks $60,000 in compensatory damages as well as $180,000 in punitive

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the court ruling on MasterCard’s motion to dismiss, plaintiff filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim and argument on the motion before a magistrate judge was held on November 2, 2005. On February 3, 2006, the magistrate issued a report and recommendation in which he recommended the dismissal of plaintiffs’ antitrust claims, First Amendment claim, and state law claims for conversion, embezzlement, tortious interference with prospective economic advantage, and breach of the implied covenant of good faith and fair dealing. However, the magistrate’s report also recommended that MasterCard’s motion to dismiss plaintiff’s claims for breach of contract and tortious interference with contractual relations be denied. On February 28, 2006, the District Court adopted the magistrate’s report and recommendation. On March 22, 2006, MasterCard filed an answer to the complaint. The District Court has scheduled discovery to conclude on September 15, 2006.

At this time it is not possible to determine the outcome of, or, except as indicated above in the PSW litigation, estimate the liability related to, the merchant chargeback-related litigations. No provision for losses has been provided in connection with these litigations.

U.S. Merchant Opt Out and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. For a description of the settlement agreement, see Note 8. A number of class members have appealed the District Court’s approval of the settlement. These appeals largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release set forth in the settlement agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in the majority of these cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. Specifically, courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin, Florida, Nevada and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have outstanding appeals of these dismissals in Nebraska and Iowa. In addition, there are outstanding cases in the District of Columbia, New Mexico, Tennessee, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. The courts in Tennessee and California have granted MasterCard’s motion to dismiss the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. Both parties have appealed the Tennessee decisions. On March 27, 2006, the Tennessee Court of Appeals affirmed the dismissal of the state unfair competition claims. In addition, it reversed the lower court’s denial of MasterCard’s motion to dismiss the unjust enrichment claims and remanded the case to the lower court for the dismissal of the entire case. The West Virginia Circuit Court denied MasterCard’s motion for summary judgment. On February 14, 2006, MasterCard answered the West Virginia complaint. The parties in West Virginia are currently negotiating a protective order before moving forward with discovery.

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “— Department of Justice Antitrust Litigation and Related Private Litigation.” On July 15, 2005, MasterCard and Visa jointly moved to dismiss plaintiffs’ claims for failure to state a claim. On November 2, 2005, the court dismissed the complaint without prejudice. On December 2, 2005, plaintiffs filed a third amended complaint. On January 24, 2006, MasterCard and Visa jointly moved to dismiss the plaintiffs’ claims for failure to state a claim. On March 10, 2006, plaintiffs filed an opposition to defendants’ motion. On April 19, 2006, the court heard oral argument and dismissed with prejudice plaintiffs’ Cartwright Act claims. However, the court denied defendants’ motion to dismiss plaintiffs’ Section 17200 unfair competition claims. MasterCard’s time in which to file an answer to the complaint is currently running. The court has scheduled a case management conference for June 21, 2006.

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

On October 3, 2005, MasterCard filed suit against Privasys in the U.S. District Court for the Southern District of New York seeking a declaration that (1) there was no need to correct the inventorship of the MasterCard patent, (2) MasterCard has not misappropriated any trade secrets of Privasys, to the extent that any exist, (3) a non-disclosure agreement between Privasys and MasterCard is void and unenforceable and that MasterCard had not breached the non-disclosure agreement or the terms of an exclusive marketing agreement between the parties. MasterCard also alleged breach of the marketing agreement by Privasys.

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

On December 21, 2005, MasterCard filed a motion to dismiss Privasys’ antitrust, fraud and related counterclaims. On January 18, 2006, Privasys amended its counterclaims, omitting the antitrust claim and certain duplicative claims, but retaining other claims against MasterCard, including causes of action for fraud and deceit, MasterCard has replied, denying any wrongdoing. The District Court has scheduled a status conference for May 12, 2006.

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

United States. In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the settlement agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit settlement agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs did not seek certiorari of the Second Circuit’s decision to the U.S. Supreme Court. On March 27, 2006 the Ninth Circuit Court of Appeals affirmed the U.S. District Court for the Northern District of California’s dismissal of the case. Plaintiffs’ time in which to seek certiorari from the Ninth Circuit Court of Appeals’ decision is currently running.

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

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Services Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately forty similar complaints (the majority styled as class actions although six complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the six complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state unfair competition law claims based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief. MasterCard’s responses to the First Amended Class Action Complaint and the individual merchant complaints are currently due on June 6, 2006. The Court has ordered that new fact discovery may proceed, and such fact discovery is scheduled to be completed by November 30, 2007 with expert discovery scheduled to be completed by July 18, 2008. Summary judgment and other pretrial motions are scheduled to be completed by November 24, 2008.

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

On June 13, 2005 the European Commission announced a “sector inquiry” into the financial services industry, which includes an investigation of interchange fees. On April 12, 2006, the European Commission released its interim report on its sector inquiry into the payments card industry. In the report, the European Commission

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

criticizes or expresses concern about a large number of industry practices, including interchange fees, of a multiplicity of industry participants, and warns of possible regulatory or legislative action. However, the report does not indicate against whom any such regulatory action might be taken or what legislative changes might be sought. The European Commission provided for a ten-week comment period on the report’s findings, and indicated that its final report would be issued by the end of the year.

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

On September 6, 2005, the OFT issued its decision, concluding that MasterCard’s U.K. MIFs that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. On November 2 and 4, 2005, respectively, MMF and MasterCard appealed the OFT’s decision to the U.K. Competition Appeals Tribunal. It is possible that a hearing on the appeals could take place as early as September 2006 and a decision could be issued by the end of the year. Because the MIF constitutes an essential element of MasterCard’s U.K. operations, the OFT’s decision, if it is upheld on appeal, could have a significant adverse impact on MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the United Kingdom. In addition, the OFT’s decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of the OFT’s decision fails, could result in an award or awards of substantial damages.

In addition, referencing the November 18, 2004 change described above, the OFT commenced a new investigation of MasterCard’s current U.K. MIFs and, if it determines that they contravene U.K. and European Union competition law, it will issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if MasterCard’s appeal of the OFT’s decision were to fail, could result in an award or awards of substantial damages.

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

At this time, it is not possible to determine the outcome of, or estimate the liability related to, these interchange-related litigations and proceedings. No provision for losses have been provided in connection with these litigations and proceedings.

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

Note 10. Settlement and Travelers Cheque Risk Management

Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. Settlement risk is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro transactions between principal members. The term and amount of the guarantee are unlimited. Member-reported transaction data and the transaction clearing data underlying the settlement risk exposure calculation may be revised in subsequent reporting periods.

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

Estimated settlement exposure, and the portion of the Company’s uncollateralized settlement exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards were as follows:

	March 31, 2006	December 31, 2005
MasterCard-branded transactions:
Gross legal settlement exposure	$15,007,510	$15,568,485
Collateral held for legal settlement exposure	(1,537,162)	(1,515,361)

Net uncollateralized settlement exposure	$13,470,348	$14,053,124

Uncollateralized settlement exposure attributable to non-compliant members	$93,960	$102,165

Cirrus and Maestro transactions:
Gross legal settlement exposure	$1,991,505	$2,043,885

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated settlement exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 49% at March 31, 2006 and December 31, 2005. The second largest country that accounted for this exposure was the United Kingdom at approximately 9% and 10% at March 31, 2006 and December 31, 2005, respectively. Of the total uncollateralized settlement exposure attributable to non-compliant members, five members represented approximately 75% at March 31, 2006 and December 31, 2005.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $818,915 and $934,124 at March 31, 2006 and December 31, 2005, respectively.

A significant portion of the Company’s credit risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $662,126 and $762,579 at March 31, 2006 and December 31, 2005, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $24,305 and $26,457 at March 31, 2006 and December 31, 2005, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to charge its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible. As a result of the proposed change in ownership structure and governance, which is described in Note 2, the Company reassessed whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees and has determined that an obligation should not be established.

Note 11. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	March 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$63,690	$(455)	$77,555	$194
Commitments to sell foreign currency	$24,816	$(246)	$33,351	$245

Euro Functional Currency

	March 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$164,067	$(2,528)	$217,925	$922
Commitments to sell foreign currency	$25,208	$218	$39,446	$(535)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(In thousands, except per share and percent data)

Brazilian Real Functional Currency

	March 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$36,036	$(1,358)	$—	$—

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Brazilian real, Australian dollars and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,716 of net losses and $739 of net gains, after tax, in accumulated other comprehensive income as of March 31, 2006 and December 31, 2005, respectively, all of which is expected to be reclassified to earnings within the next nine months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at March 31, 2006 and December 31, 2005.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties that are members. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 12. Subsequent Events

On April 28, 2006, the Company entered into a committed 3-year unsecured $2,500,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced our prior $2,250,000 credit facility which was to expire on June 16, 2006 (the “Prior Credit Facility”). Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International members and, subject to a limit of $500,000, for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 28 basis points or an alternative base rate. A utilization fee of 10 basis points would be charged in certain circumstances if outstanding borrowings under the facility exceed 50% of commitments. MasterCard has agreed to pay a facility fee of 7 basis points on the total commitment, or $1,750 annually. MasterCard was in compliance with the covenants of our prior credit facility as of March 31, 2006. There were no borrowings under the prior credit facility at March 31, 2006. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Upon completion of the planned initial public offering, as described in Note 2, Standard & Poor’s Ratings Services (S&P) has announced that it expects to lower MasterCard’s counterparty credit ratings from A-/A-2 to BBB+/A-2 and MasterCard’s subordinated debt rating from BBB+ to BBB, both with stable outlook. Until such time, the existing ratings will remain on credit watch with negative implications. If S&P lowers MasterCard’s counterparty credit rating to BBB+, the facility fee will increase to 8 basis points on the total commitment, or $2,000 annually and the applicable margin on LIBOR based loans will increase to 37 basis points. The applicable margin, the utilization fee, and the facility fee are based on MasterCard’s counterparty credit rating and would increase further if our credit rating is further lowered.

In April 2006, MasterCard canceled approximately 23 shares of Class A redeemable common stock primarily due to stockholders who have disclaimed ownership to these shares.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These statements relate to our future prospects, developments and business strategies. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s 2005 Annual Report on Form 10-K for a complete discussion of these risk factors under the caption “Risk Factors” in Item 1A — Risk Factors.

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

Our liquidity and capital position are strong. We had $1.3 billion in cash, cash equivalents and available-for-sale securities, and $1.3 billion in stockholders’ equity as of March 31, 2006.

We achieved double-digit revenue growth of 12% in the first three months of 2006 from the comparable period in 2005, which includes a 2% impact of foreign currency fluctuation against the euro. The increase in revenues was due to higher gross usage on cards carrying our brands for goods and services, a larger number of transactions processed by MasterCard, higher cross-border travel by cardholders using our cards and certain pricing changes that went into effect on April 1, 2005. The pricing changes, including implementing new fees, increasing existing fees or modifying our fee calculation methodology accounted for approximately 5% of net revenue growth for the three months ended March 31, 2006. Significant changes in the methodology for calculating fees primarily related to a component of settlement fees being changed from tiered pricing to a flat rate, a component of authorization fees being changed from monthly pricing to weekly pricing and connectivity fees being expanded to include a charge for the volume of information being transmitted in addition to the fixed fee initially charged. We review our pricing on a regular basis and do not anticipate significant pricing increases in 2006. Rebates and incentives were 23% and 19% of our gross revenues in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, we provided significant incentives to support the conversion of a large payment card program to MasterCard. The conversion is anticipated to be completed in June 2006 which will have a significant negative impact on our second quarter assessment revenue and, accordingly, a significant negative impact on our second quarter net revenue growth. We expect increasing incentives and rebates under our agreements with our customers and merchants to continue to largely offset gross assessments growth throughout 2006. Operating expenses increased 10% in the first three months of 2006 from the comparable period in 2005, which includes a 2% impact of foreign currency fluctuation against the euro. We continued to reduce our operating expenses as percentage of total revenues to 75% in 2006 from 77% in 2005.

We believe the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to drive growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate payments, prepaid cards and chip based cards), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area initiative and in Latin American and Asia/Pacific countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are continuing to hire additional resources and developing sales and other personnel.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation, and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See Item 1A – Risk Factors of the Company’s 2005 Annual Report on Form 10-K for these and other risks facing our business.

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

Proposed New Ownership and Governance Structure

We are pursuing a plan for a new ownership and governance structure that will include the appointment of a new board of directors comprised of a majority of directors that will be independent of MasterCard and our members, the establishment of a charitable foundation and the transition to being a publicly traded company.

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

In connection with this donation we expect to record an expense that is equal to the aggregate value of the Class A common stock we are donating at the time of the offering together with approximately $40 million in cash to be donated to the Foundation over a period of up to four years in support of its operating expenses and charitable disbursements for the first four years of its operations, and we may make additional cash contributions to the Foundation after this period. Because the Foundation’s operations are currently being established, the overall size and timing of our expected initial cash donation have not been finally determined. The value of the shares of Class A common stock we donate will be determined based on the initial public offering price per share of Class A common stock in the initial public offering less a marketability discount of 25%. This marketability discount and the methodology used to quantify it were determined by management in consultation with independent valuation consultants retained by MasterCard. As a result of this expense, we expect to record a significant net loss in the three and six months ended June 30, 2006 and may record a net loss for the 2006 fiscal year. We also expect to record expense equal to the value of any cash we donate in the period or periods in which such donation or donations are made. The expense of these donations will generally not be deductible to MasterCard for tax purposes. As a result of the difference between financial statement and tax treatments of the donations, we expect there to be a significant increase to our effective tax rate in the periods in which the contributions are made.

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

In addition, in connection with our new ownership and governance structure we are implementing equity based compensation plans. We expect to convert our existing long term incentive cash award plans into an equity based compensation plan. Based on the proposal for this conversion, we may recognize approximately $10 million additional personnel expense in future periods based on vesting within the plans. Our Compensation Committee also approved 2006 awards under the equity based long term incentive plan. The implementation date of these awards has not been determined as the underlying transactions have not been completed. We also intend to grant a one time restricted stock unit award to non-executive management employees of approximately 440 thousand shares in total which will result in deferred stock-based compensation equal to the fair value of the restricted stock units on the grant date, which will be amortized over the three-year vesting period.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. Assessment fees are calculated based on local currency volume, after conversion to U.S. dollar volume using average exchange rates for the quarter. As a result, assessment revenues decreased due to the strengthening of the U.S. dollar in the three months ended March 31, 2006 versus the comparable period in 2005. In the first quarter of 2006, a 12% increase in GDV on a

U.S. dollar converted basis, was below local currency GDV growth of 13%, compared to the same period in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts are summarized as follows:

	For the three months ended March 31,
	2006	2005
Average euro to U.S. dollar average exchange rate	$1.2018	$1.3083
Strengthening (devaluation) of U.S. dollar to euro	8%	(5)%
Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	(2)%	1%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	(2)%	1%

Revenues

We earned approximately 67% and 63% of our net revenues from net operations fees and approximately 33% and 37% of our net revenues from net assessments in the three months ended March 31, 2006 and 2005, respectively. Operations fees are typically user fees for facilitating the processing of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

•	Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval to or from the issuer or in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

•	Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. Once quantified we transfer the financial transaction details and relevant funds among issuers, acquirers or their designated third-party processors. We charge a fee for these settlement services. These fees are primarily paid by issuers.

•	Switch fees are fees for the use of the MasterCard Debit Switch (“MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•	Currency conversion fees are volume-based fees charged to issuers for foreign currency conversion. We process transactions denominated in more than 160 currencies. As a result of our global system, cardholders have the ability to pay for transactions in the local currency of a merchant and for the charge to appear on the cardholders’ statement in their own home currency. Accordingly, currency conversion is used for cross-border transactions to complete the settlement between issuers and acquirers.

•	Acceptance development fees are charged to issuers based on GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S. based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. The methodology for calculating the transmission fees was changed on April 1, 2005 so that they are based on the volume of information being transmitted through our systems and the number of connections to our systems. Prior to April 1, 2005, these transmission fees were calculated solely based on the number of connections.

•	Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, are less than 10% of our consolidated revenues.

•	Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, information and reports, as well as compliance programs, to assist our customers in managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards or locating automated teller machines.

Generally we process all MasterCard-branded domestic transactions in the U.S. and in a few international markets. We process substantially all cross-border MasterCard, Maestro and Cirrus transactions. We charge relatively higher operations fee rates for settlement, authorization and switch fees on cross-border transactions and earn currency conversion fees if the transactions require conversion between two different currencies. Offline debit transactions are generally signature-based debit transactions and are processed and priced similar to credit transactions. Operations fees for processing domestic online debit transactions (Maestro and Cirrus transactions) are priced in a similar manner as domestic offline debit and credit transactions, but international offline debit and credit transactions are priced higher than international online debit transactions.

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

In the three months ended March 31, 2006, gross revenue grew 17% from the comparable period in 2005. A component of our revenue growth for the three months ended March 31, 2006 was the result of implementing new fees and changes to existing fees charged to our customers on April 1, 2005. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 23% and 19% for the three months ended March 31, 2006 and 2005, respectively. These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of revenue in the same period that performance occurs.

The United States remains our largest geographic market based on revenues. However, international revenues grew at a faster rate than U.S. revenues in the first quarter 2006 compared to the same period in 2005. The growth was not specifically related to any one region in which we do business. Revenue generated in the United States was approximately 53% and 56% of total revenues in the three months ended March 31, 2006 and 2005, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Results of Operations

	For the three months ended March 31,		Percent Increase (Decrease)
	2006	2005	2006 vs. 2005
	(In millions, except per share, percent and GDV amounts)
Operations fees	$495	$412	20.1%
Assessments	244	246	(0.8)%

Net revenue	739	658	12.3%
General and administrative	348	307	13.4%
Advertising and market development	183	172	6.4%
Depreciation and amortization	25	28	(10.7)%

Total operating expenses	556	507	9.7%
Operating income	183	151	21.2%
Total other income (expense)	10	(7)	242.9%

Income before income tax expense	193	144	34.0%
Income tax expense	66	51	29.4%

Net income	$127	$93	36.6%

Net income per share (basic and diluted)[1]	$1.27	$.93	36.6%
Pro forma net income per share (basic and diluted)[2]	$.94	$.69	36.2%
Weighted average shares outstanding (basic and diluted)[1]	100	100	—
Pro forma weighted average shares outstanding (basic and diluted)[2]	135	135	—
Effective income tax rate	34.3%	35.3%	**
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	426	382	11.5%
Processed transactions[3]	3,521	3,040	15.8%

**	Not meaningful

[1]	As more fully described in Note 2 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions we will reclassify all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our existing stockholders will receive 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data will be retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

[2]	Pro forma amounts give effect to the reclassification described above as if it were in place for the periods presented.

[3]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions. Prior to 2005, processed transactions reported by MasterCard included certain MasterCard branded (excluding Maestro and Cirrus) transactions for which we received transaction details from our customers but which were not processed by our systems. We have also updated our transaction detail in 2006 to remove certain on-line debit transactions which did not result in a flow of funds, for example balance inquiry or failed transactions. Our management determined that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions for the three months ended March 31, 2005 have been restated to be consistent with the calculation of processed transactions in 2006. Revenue has not been impacted by this change.

Operations Fees

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005	2006 vs. 2005	2006 vs. 2005
	(In millions, except percent)
Authorization, settlement and switch	$265	$234	$31	13.2%
Currency conversion	78	71	7	9.9%
Acceptance development fees	47	29	18	62.1%
Warning bulletin fees	17	16	1	6.3%
Connectivity	18	8	10	125.0%
Consulting and research fees	17	9	8	88.9%
Other operations fees	102	87	15	17.2%

Gross operations fees	544	454	90	19.8%
Rebates	(49)	(42)	(7)	16.7%

Net operations fees	$495	$412	$83	20.1%

•	Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 16% in the three months ended March 31, 2006 from the comparable period in 2005. In 2006, a portion of the revenue increase was due to the pricing of a component of these revenues being restructured on April 1, 2005. In addition, the decreased volatility of exchange rates contributed to a decrease of $6 million in settlement revenue for the three months ended March 31, 2006.

•	Currency conversion revenues fluctuate with the level of cross-border transactions and our customers’ need for transactions to be converted into their base currency.

•	Acceptance development fees in the three months ended March 31, 2006 increased compared to the same period in 2005 primarily due to the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Connectivity revenues in the three months ended March 31, 2006 increased compared to the same period in 2005 primarily due to a change in the connectivity fee structure on April 1, 2005.

•	Consulting and research fees increased primarily due to new engagements with our customers in the three months ended March 31, 2006 compared to the same period in 2005. Our business agreements with certain customers include consulting services as an incentive. Approximately 60% of the increase in the three months ended March 31, 2006 was generated by new engagements which were provided to customers as a result of incentive agreements. This type of incentive increases consulting fees and reduces assessments.

•	Other operations fees represent various revenue streams including cardholder services, compliance, holograms, and manuals and publications. The change in any individual revenue component was not material.

•	Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, renewals of existing agreements, ongoing consolidation of our customers and competition. Rebates as a percentage of gross operations fees were 9% in each of the three months ended March 31, 2006 and 2005, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005	2006 vs. 2005	2006 vs. 2005
	(In millions, except percent)
Gross assessments	$411	$360	$51	14.2%
Rebates and incentives	(167)	(114)	(53)	46.5%

Net Assessments	$244	$246	$(2)	(0.8)%

GDV growth was 13% in the three months ended March 31, 2006 when measured in local currency terms, and 12% when measured on a U.S. dollar converted basis. Rebates and incentives provided to customers and merchants reduce assessments growth. Rebates and incentives as a percentage of gross assessments were 41% and 32% in the three months ended March 31, 2006 and 2005 respectively. Rebates and incentives are primarily based on GDV, however they may also contain fixed components for the issuance of new cards, launch of new programs or consulting services. In the three months ended March 31, 2006, we provided significant incentives to support the conversion of a large payment card program to MasterCard. The conversion is anticipated to be completed in June 2006 which will have a significant negative impact on our second quarter assessment revenue. We expect our agreements with our customers and merchants to continue to largely offset gross assessments growth in 2006.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other legal settlements and depreciation and amortization expenses. In the three months ended March 31, 2006, there was an increase in operating expenses of $49 million or 10% compared to the same period in 2005.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In each of the three months ended March 31, 2006 and 2005, these activities accounted for approximately 47% of total revenues, respectively. The major components of general and administrative expenses were as follows:

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005	2006 vs. 2005	2006 vs. 2005
	(In millions, except percent)
Personnel	$227	$197	$30	15.2%
Professional fees	32	31	1	3.2%
Telecommunications	17	16	1	6.3%
Data processing	15	16	(1)	(6.3)%
Travel and entertainment	22	19	3	15.8%
Other	35	28	7	25.0%

General and administrative expenses	$348	$307	$41	13.4%

•	Personnel expense increased in the three months ended March 31, 2006 primarily due to additional staff to support our strategic initiatives. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required.

•	Professional fees increased in the three months ended March 31, 2006 primarily due to consulting services used for implementing our strategic initiatives.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In the three months ended March 31, 2006, these activities accounted for approximately 25% of total revenues compared to 26% in the same period in 2005. Advertising and market development expenses increased $11 million or 6% in the three months ended March 31, 2006 versus the comparable period in 2005.

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

We are party to a number of currency conversion litigations which are more fully described in Note 9 to the Consolidated Financial Statements included herein. We may need to revise our $89 million reserve for the currency conversion litigations based on future developments.

Total liabilities for the U.S. merchant lawsuit and other legal settlements changed as follows (in millions):

Balance as of December 31, 2005	$605
Interest accretion	10

Balance as of March 31, 2006	$615

Depreciation and Amortization

Depreciation and amortization expenses decreased $3 million in the three months ending March 31, 2006 versus the comparable period in 2005. This decrease was primarily related to certain assets becoming fully depreciated and less additions of equipment and software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $11 million in the three months ended March 31, 2006 due to dividends received and an increase in interest income from higher cash balances and interest rates. Interest expense decreased $6 million in the three months ended March 31, 2006 of which $4 million was due to a refund of interest assessed in the audit of the Company’s federal income tax return, as well as the reduction of interest reserve requirements related to the Company’s tax reserves.

Income Taxes

The effective income tax rate was 34.3% and 35.3% for the three months ended March 31, 2006 and 2005. The rate in 2006 is lower than 2005 primarily due to favorable developments with respect to foreign tax audits which occurred in the three months ended March 31, 2006. As discussed in more detail under the heading “Proposed New Ownership and Governance Structure”, MasterCard expects to record a significant expense equal to the value of Class A common shares and cash we donate to the Foundation. These donations will generally not be deductible to MasterCard for tax purposes. Accordingly, as a result of the difference between financial statement and tax treatments of the donations, we expect there to be a significant increase to our effective income tax rate in the periods in which the contributions are made.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At March 31, 2006 and December 31, 2005, we had $1.3 billion of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2006. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A – “Risk Factors – Legal and Regulatory Risks” in Part I, Item 1A of the Company’s 2005 Annual Report on Form 10-K for a complete discussion of these risk factors.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2006	2005	2006 vs. 2005
	(In millions)
Cash flow data:
Net cash provided by (used in) operating activities	$41	$(14)	392.9%
Net cash provided by (used in) investing activities	(98)	52	(288.5)%

	March 31, 2006	December 31, 2005	Percent Increase (Decrease)
			2006 vs. 2005
	(In millions)
Balance sheet data:
Current assets	$2,246	$2,228	0.8%
Current liabilities	1,418	1,557	(8.9)%
Long-term liabilities	980	970	1.0%
Equity	1,308	1,169	11.9%

Net cash provided by operating activities in the three months ended March 31, 2006 was $41 million compared to $14 million of net cash used in operating activities in the three months ended March 31, 2005. The increase in cash from operations was principally due to stronger performance and higher collection of accounts receivable versus the prior period, partially offset by greater payments and prepayments for advertising, rebates and incentives in 2006 as compared to 2005. The use of cash from investing activities in the three months ended March 31, 2006 was primarily due to the purchases of available-for-sale-securities.

Under the terms of the U.S. merchant lawsuit settlement agreement, we are required to pay $100 million annually each December through the year 2012. Additionally, in accordance with the Company’s employee incentive plans, certain payouts to participants are made in the first quarter of each year.

On April 28, 2006, we entered into a committed 3-year unsecured $2.5 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced our prior $2.25 billion credit facility which was to expire on June 16, 2006 (the “Prior Credit Facility”). Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by our members and, subject to a limit of $500 million, for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 28 basis points or an alternative base rate. A utilization fee of 10 basis points would be charged in certain circumstances if outstanding borrowings under the facility exceed 50% of commitments. We have agreed to pay a facility fee of 7 basis points on the total commitment, or $1.8 million annually. We were in compliance with the covenants of our prior credit facility as of March 31, 2006. There were no borrowings under the prior credit facility at March 31, 2006. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Upon completion of the planned initial public offering, as described in Note 2 to the Consolidated Financial Statements included herein, Standard & Poor’s Ratings Services (S&P) has announced that it expects to lower our counterparty credit ratings from A-/A-2 to BBB+/A-2 and our subordinated debt rating from BBB+ to BBB, both with stable outlook. Until such time, the existing ratings will remain on credit watch with negative implications. If S&P lowers MasterCard’s counterparty credit rating to BBB+, the facility fee will increase to 8 basis points on the total commitment, or $2.0 million annually, and the applicable margin on LIBOR based loans will increase to 37 basis points. The applicable margin, the utilization fee, and the facility fee are based on MasterCard’s counterparty credit rating and would increase further if our credit rating is further lowered.

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1 million euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1 million euro guarantee facility for MasterCard Europe. Interest on borrowings under the overdraft facility is charged at 50 basis points over the relevant market index and interest for the guarantee facility is paid at a rate of 1.5% per annum on outstanding guarantees. There were no borrowings under these facilities at March 31, 2006 and December 31, 2005. Deutsche Bank AG is the lender of these facilities and is a member of MasterCard International.

MasterCard Europe has one additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no borrowings under this agreement at March 31, 2006 and 4 million euros outstanding at December 31, 2005. HSBC Bank plc is the lender of this facility and is a member of MasterCard International.

After the consummation of the initial public offering and subject to legally available funds, we currently intend to pay a quarterly cash dividend of $0.09 per share of Class A common stock and Class B common stock, commencing in the fourth quarter of 2006. The declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Future Obligations

The following table summarizes as of March 31, 2006 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Capital leases[1]	$54	$4	$6	$4	$40
Operating leases[2]	98	25	48	17	8
Sponsorships[3], licensing & other[4]	811	276	312	116	107
U.S. merchant lawsuit and other legal settlements[5]	789	189	200	200	200
Debt[6]	243	5	88	150	—
Executive incentive plan benefit[7]	21	21	—	—	—

Total	$2,016	$520	$654	$487	$355

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

[2]	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

[3]	Includes $180 million as of March 31, 2006 relating to a sponsorship agreement which the Company has sought to enforce through legal proceedings. Should the Company not succeed it would not be obligated to make payment.

[4]	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $295 million as of March 31, 2006 related to these agreements.

[5]	Represents amounts due in accordance with legal settlements, including the settlement agreement in the U.S. merchant lawsuit.

[6]	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at March 31, 2006 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

[7]	Represents Executive Incentive Plan and the Senior Executive Incentive Plan cash payments due to employees should they terminate employment. These amounts exclude the portion of the award that will be converted to restricted stock units.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at March 31, 2006 as compared to December 31, 2005.

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

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of operations, the consolidated statements of cash flows, and the consolidated condensed statements of comprehensive income for each of the three month periods ended March 31, 2006 and 2005, and the consolidated statement of changes in stockholders’ equity for the three month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 16, 2006, we expressed unqualified opinions thereon. Our report contained an explanatory paragraph for a change in accounting principle. Specifically, the Company changed its method for calculating the market-related value of pension plan assets used in determining the expected return on the assets component of annual pension cost in 2003. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

May 2, 2006

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Notes 8 and 9 to the Consolidated Financial Statements included herein.

Item 5.	Other Information

On April 27, 2006, we entered into indemnification agreements with each of our directors that provide for us to indemnify them to the fullest extent permitted by Delaware law. We have also entered into indemnification agreements with each of the persons who have consented to be named as future directors in our registration statement on Form S-1 with respect to any liability that may arise as a result therefrom. The form of these indemnification agreements is filed as an exhibit to this report.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2006	MASTERCARD INCORPORATED
(Registrant)

Date: May 2, 2006	By:	/s/ ROBERT W. SELANDER
Robert W. Selander President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2006	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2006	By:	/s/ TARA MAGUIRE
Tara Maguire Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q dated June 28, 2002 and filed November 3, 2005 (No. 000-50250)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005 (No. 000-50250)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002 (No. 333-67544)).

10.1	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank, N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger.

10.2	Form of Indemnification Agreement between MasterCard Incorporated and each of its directors.

10.3	Form of Indemnification Agreement between MasterCard Incorporated and each of its director nominees.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.