Form 10-Q
period 2006-06-30
MASTERCARD INC
filed 2006-08-02
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-32877

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

As of August 1, 2006, there were 79,631,922 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 55,337,407 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,572 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,209,856	$545,273
Investment securities, at fair value:
Trading	17,824	22,472
Available-for-sale	853,592	714,147
Accounts receivable	410,321	347,754
Settlement due from members	241,230	211,775
Restricted security deposits held for members	111,168	97,942
Prepaid expenses	185,577	167,209
Other current assets	132,200	121,326

Total Current Assets	3,161,768	2,227,898
Property, plant and equipment, at cost (less accumulated depreciation of $392,322 and $373,319)	227,900	230,614
Deferred income taxes	229,085	225,034
Goodwill	208,131	196,701
Other intangible assets (less accumulated amortization of $309,034 and $272,913)	272,310	273,854
Municipal bonds held-to-maturity	193,940	194,403
Prepaid expenses	198,331	201,132
Other assets	150,474	150,908

Total Assets	$4,641,939	$3,700,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$202,816	$185,021
Settlement due to members	205,688	175,021
Restricted security deposits held for members	111,168	97,942
Obligations under U.S. merchant lawsuit and other litigation settlements—current (Notes 13 and 15)	212,630	189,380
Accrued expenses	754,768	850,657
Other current liabilities	76,353	58,682

Total Current Liabilities	1,563,423	1,556,703
Deferred income taxes	64,408	61,188
Obligations under U.S. merchant lawsuit and other litigation settlements (Notes 13 and 15)	436,484	415,620
Long-term debt	229,580	229,489
Other liabilities	226,418	263,776

Total Liabilities	2,520,313	2,526,776
Commitments and Contingencies (Notes 12 and 15)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 79,631,922 and no shares issued and outstanding, respectively	8	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 55,337,407 and 134,969,329 shares issued and outstanding, respectively	6	14
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,572 and no shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,302,298	974,605
Retained earnings (accumulated deficit)	(1,263,102)	145,515
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	87,290	50,818
Net unrealized loss on investment securities available-for-sale	(6,835)	(2,543)
Net unrealized gain (loss) on derivatives accounted for as hedges	(2,659)	739

Total accumulated other comprehensive income, net of tax	77,796	49,014

Total Stockholders’ Equity	2,117,006	1,169,148

Total Liabilities and Stockholders’ Equity	$4,641,939	$3,700,544

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues, net	$846,489	$771,867	$1,584,942	$1,430,105
Operating Expenses
General and administrative	365,161	319,187	712,998	625,803
Advertising and market development	307,066	231,578	489,749	403,257
Litigation settlements	23,250	—	23,250	—
Charitable contributions to the MasterCard Foundation	400,285	—	400,285	—
Depreciation and amortization	24,693	28,666	49,913	57,096

Total operating expenses	1,120,455	579,431	1,676,195	1,086,156

Operating income (loss)	(273,966)	192,436	(91,253)	343,949

Other Income (Expense)
Investment income, net	28,999	13,479	49,691	23,528
Interest expense	(16,068)	(17,477)	(26,708)	(34,333)
Other income (expense), net	443	(1,044)	595	(1,555)

Total other income (expense)	13,374	(5,042)	23,578	(12,360)

Income (loss) before income taxes	(260,592)	187,394	(67,675)	331,589
Income tax expense	49,868	67,146	116,041	118,047

Net Income (Loss)	$(310,460)	$120,248	$(183,716)	$213,542

Basic Net Income (Loss) per Share (Note 3)	$(2.30)	$.89	$(1.36)	$1.58

Basic Weighted average shares outstanding (Note 3)	135,252	134,969	135,127	134,969

Diluted Net Income (Loss) per Share (Note 3)	$(2.30)	$.89	$(1.36)	$1.58

Diluted Weighted average shares outstanding (Note 3)	135,252	134,969	135,127	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income (loss)	$(183,716)	$213,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,913	57,096
Charitable contribution of common stock to the MasterCard Foundation	394,785	—
Stock-based compensation expense	6,825	—
Impairment of assets	428	1,348
Deferred income taxes	(7,370)	(12,156)
Other	4,537	4,437
Changes in operating assets and liabilities:
Trading securities	4,648	4,012
Accounts receivable	(57,398)	(39,854)
Settlement due from members	(16,842)	(4,648)
Prepaid expenses	(14,295)	14,587
Other current assets	(5,082)	(1,091)
Prepaid expenses, non-current	3,998	(2,520)
Accounts payable	15,818	(3,538)
Settlement due to members	20,014	1,086
Litigation settlement accruals, including accretion of imputed interest	44,114	8,187
Accrued expenses	(85,614)	(37,643)
Net change in other assets and liabilities	8,818	(5,566)

Net cash provided by operating activities	183,581	197,279

Investing Activities
Purchases of property, plant and equipment	(15,670)	(18,925)
Capitalized software	(15,886)	(22,024)
Purchases of investment securities available-for-sale	(1,506,806)	(1,265,993)
Proceeds from sales and maturities of investment securities available-for-sale	1,356,768	1,320,205
Other investing activities	(1,403)	(265)

Net cash provided by (used in) investing activities	(182,997)	12,998

Financing Activities
Cash received from sale of common stock, net of issuance costs	2,449,910	—
Cash payment for redemption of common stock	(1,799,937)	—

Net cash provided by financing activities	649,973	—

Effect of exchange rate changes on cash and cash equivalents	14,026	(19,192)

Net increase in cash and cash equivalents	664,583	191,085
Cash and cash equivalents—beginning of period	545,273	328,996

Cash and cash equivalents—end of period	$1,209,856	$520,081

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net of Tax	Common Shares Class A	Common Shares Class B	Additional Paid-in Capital
	(In thousands)
Balance at January 1, 2006	$1,169,148	$145,515	$49,014	$—	$14	$974,605
Net loss	(183,716)	(183,716)	—	—	—	—
Other comprehensive income, net of tax	28,782	—	28,782	—	—	—
Proceeds from issuance of common stock (net of offering expenses of $129,354)	2,449,910	—	—	7	—	2,449,903
Redemption of stock Class B shares	(1,799,937)	(1,224,901)	—	—	(8)	(575,028)
Charitable stock contribution to the MasterCard Foundation	394,785	—	—	1	—	394,784
Reclassification of cash-based performance awards to stock-based compensation	51,209	—	—	—	—	51,209
Stock-based compensation	6,825	—	—	—	—	6,825

Balance at June 30, 2006	$2,117,006	$(1,263,102)	$77,796	$8	$6	$3,302,298

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net Income (Loss)	$(310,460)	$120,248	$(183,716)	$213,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,548	(35,524)	36,472	(62,700)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on investment securities available-for-sale	(1,638)	2,720	(4,292)	(2,590)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on derivatives accounted for as hedges	(943)	2,957	(3,398)	5,324

Other comprehensive income (loss), net of tax	16,967	(29,847)	28,782	(59,966)

Comprehensive Income (Loss)	$(293,493)	$90,401	$(154,934)	$153,576

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

Organization—MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs.

As more fully described in Note 2, on May 31, 2006 MasterCard transitioned to a new ownership and governance structure, which involved an initial public offering (the “IPO”) of a new class of the Company’s common stock.

Consolidation and basis of presentation—The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it is not an operating entity and has no employees. Intercompany transactions and balances are eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America.

Certain prior period amounts have been reclassified to conform to 2006 classifications. Prior to the IPO, the Company reclassified all of its approximately 100,000 outstanding shares of existing Class A redeemable common stock so that the Company’s existing stockholders received 1.35 shares of the Company’s new Class B common stock for each share of Class A redeemable common stock that they held and a single share of new Class M common stock. Shares and per share data have been retroactively restated in the financial statements subsequent to the common stock reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements.

The balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements as of December 31, 2005. The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 are unaudited and, in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2005 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recent accounting pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

Note 2. Stockholders’ Equity

Prior to the IPO, the Company’s capital stock was privately held by certain of its customers that are principal members of MasterCard International. All stockholders held shares of Class A redeemable common stock.

In April 2006, MasterCard cancelled approximately 23 shares of Class A redeemable common stock primarily due to stockholders who had disclaimed ownership of these shares.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Initial Public Offering

Immediately prior to the closing of the IPO, MasterCard Incorporated filed an amended and restated certificate of incorporation (the “certificate of incorporation”). The certificate of incorporation authorized 4,501,000 shares, consisting of the following new classes of capital stock:

Class	Par Value	Authorized Shares (in millions)	Dividend and Voting Rights
A	$.0001 per share	3,000	• One vote per share • Dividend rights
B	$.0001 per share	1,200	• Non-voting • Dividend rights
M	$.0001 per share	1

•    Generally non-voting, but can elect up to three, but not more than one-quarter, of the Company’s directors and approve specified significant corporate actions (e.g., the sale of all of the assets of the Company)

•    No dividend rights

Preferred	$.0001 per share	300	• No shares issued or outstanding. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.

The certificate of incorporation also provided for the immediate reclassification of all of the Company’s 99,978 outstanding shares of existing Class A common stock, causing each of its existing stockholders to receive 1.35 shares of the Company’s newly issued Class B common stock for each share of common stock that they held prior to the reclassification as well as a single share of Class M common stock. The Company paid stockholders an aggregate of $27 in lieu of issuing fractional shares that resulted from the reclassification. This resulted in the issuance of 134,969 shares of Class B common stock and 2 shares of Class M common stock.

On May 31, 2006, the Company closed its IPO. The Company issued 66,135 newly authorized shares of Class A common stock in the IPO, including 4,614 shares sold to the underwriters pursuant to an option to purchase additional shares, at a price of $39 per share. The Company received net proceeds from the IPO of approximately $2,449,910.

The MasterCard Foundation

In connection and simultaneous with the IPO, the Company issued as a donation 13,497 newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada controlled by directors who are independent of the Company and its principal members. In connection with the donation, the Company recorded an expense of $394,785 in the second quarter of 2006, which was determined based on the IPO price per share, less a marketability discount of 25%. Under the terms of the donation, the Foundation can only resell the donated shares beginning on the fourth anniversary of the IPO to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Company obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO. Additionally, the Company donated $5,500 in cash to the Foundation.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Redemption of Shares

On June 30, 2006, in accordance with the certificate of incorporation, the Company used all but $650,000 of the net proceeds from the IPO, or $1,799,910, to redeem 79,632 shares of Class B common stock from the Class B shareholders, the customers and principal members of MasterCard International. This number of shares equaled the aggregate number of shares of Class A common stock issued to investors in the IPO and donated to the Foundation. The redemption amount paid to Class B shareholders was allocated primarily between additional paid-in capital and retained earnings. Since 59% of the Class B shares were redeemed, 59% of the additional paid-in capital balance which existed prior to the IPO and was associated with Class B shares, or $575,001, was reduced against additional paid-in capital. The remaining $1,224,901 was charged to retained earnings since this amount was in excess of the original additional paid-in capital attributed to the Class B shares.

New Governance Structure

As of June 30, 2006, ownership of the Company was divided into the following:

	Equity Ownership	General Voting Power
Public Investors (Class A shareholders)	49%	83%
Principal or Affiliate Members (Class B shareholders)	41%	—
Foundation (Class A shareholder)	10%	17%

Commencing on the fourth anniversary of the IPO, each share of Class B common stock will be convertible, at the holder’s option, into a share of Class A common stock on a one-for-one basis, subject to rights of first refusal by the other holders of Class B common stock. These rights of first refusal will be applicable for so long as outstanding shares of Class B common stock represent 15% or more of the aggregate outstanding shares of Class A and Class B common stock. Additionally, if at any time, the number of shares of Class B common stock outstanding is less than 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, Class B stockholders will in certain circumstances be permitted to acquire shares of Class A common stock in the open market or otherwise, with acquired shares thereupon converting into an equal number of shares of Class B common stock.

Note 3. Earnings (Loss) Per Share

The components of basic and diluted earnings (loss) per share are as follows (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(310,460)	$120,248	$(183,716)	$213,542

Denominator:
Basic EPS weighted-average shares outstanding	135,252	134,969	135,127	134,969
Dilutive stock options and restricted stock units	—	—	—	—

Diluted EPS weighted-average shares outstanding	135,252	134,969	135,127	134,969

Earnings (loss) per Share:
Basic	$(2.30)	$.89	$(1.36)	$1.58

Diluted	$(2.30)	$.89	$(1.36)	$1.58

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

The calculation of diluted earnings (loss) per share excluded 1,200 restricted stock units and 553 stock options for the three and six months ended June 30, 2006 because the effect would be antidilutive. No stock options or restricted stock units were outstanding during the three and six months ended June 30, 2005.

Note 4. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures:

	Six Months Ended June 30,
	2006	2005
Cash paid for income taxes	$128,414	$70,807
Cash paid for interest	8,429	8,477
Non-cash operating activities:
Shares donated to the MasterCard Foundation	394,785	—
Conversion of cash-based to stock-based compensation (Note 11)	51,209	—

Note 5. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2006	December 31, 2005
Customer and merchant incentives	$232,901	$229,318
Advertising	68,483	69,756
Pension	28,817	35,280
Other	53,707	33,987

Total prepaid expenses	383,908	368,341
Prepaid expenses, current	(185,577)	(167,209)

Prepaid expenses, long-term	$198,331	$201,132

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements for which payments have not yet been fully earned.

Note 6. Other Assets

Other assets consist of the following:

	June 30, 2006	December 31, 2005
Customer and merchant incentives	$125,268	$119,655
Deferred taxes	95,771	90,941
Investments in affiliates	27,471	25,425
Cash surrender value of keyman life insurance	24,618	22,673
Other	9,546	13,540

Total other assets	282,674	272,234
Other assets, current	(132,200)	(121,326)

Other assets, long-term	$150,474	$150,908

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Certain customer and merchant business agreements include a bonus to be paid by MasterCard for entering into the agreements. As of June 30, 2006 and December 31, 2005, other assets include payments to be made for these bonuses; the related liability is included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability will be relieved and the other asset will be reclassified as a prepaid expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$4,650	$4,580	$9,300	$9,159
Interest cost	2,717	2,584	5,434	5,168
Expected return on plan assets	(3,830)	(3,192)	(7,660)	(6,384)
Amortization of prior service cost	(52)	(63)	(104)	(127)
Recognized actuarial loss	300	332	600	665

Net periodic pension cost	$3,785	$4,241	$7,570	$8,481

The funded status of the qualified plan exceeds minimum funding requirements. In 2005, the Company made voluntary contributions of $40,000 to its qualified pension plan. During 2006, the Company may make additional voluntary contributions to its qualified pension plan of up to $30,000. No contributions were made during the six months ended June 30, 2006 and the Company contributed $15,000 through June 30, 2005.

Note 8. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$792	$797	$1,584	$1,594
Interest cost	905	858	1,810	1,716
Amortization of prior service cost	17	17	34	34
Amortization of transition obligation	145	145	290	290
Recognized actuarial loss	53	65	106	130

Net periodic postretirement benefit cost	$1,912	$1,882	$3,824	$3,764

The Company funds its postretirement benefits as payments are required through cash flows from operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Customer and merchant incentives	$344,128	$303,899
Personnel costs	147,096	243,859
Advertising	123,465	162,661
Taxes	59,150	58,610
Other	80,929	81,628

	$754,768	$850,657

Note 10. Credit Facility

On April 28, 2006, the Company entered into a committed 3-year unsecured $2,500,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced the Company’s prior $2,250,000 credit facility which was to expire on June 16, 2006. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. MasterCard has agreed to pay a facility fee of 8 basis points on the total commitment, or $2,000 annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. The facility fee and borrowing cost are contingent upon our credit rating. MasterCard was in compliance with the covenants of the Credit Facility as of June 30, 2006. There were no borrowings under the Credit Facility at June 30, 2006 and December 31, 2005. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Note 11. Share Based Payment and Other Benefits

Prior to May 2006, the Company had never granted stock-based compensation awards to employees. In contemplation of the Company’s IPO and to better align Company management with the new ownership and governance structure (see Note 2), the Company implemented the MasterCard Incorporated 2006 Long Term Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees. In May 2006, the Company granted restricted stock units (“RSUs”) and non-qualified stock options (“options”) under the LTIP. Upon the granting of the awards under the LTIP, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of all share-based payments to employees be recognized in the financial statements.

Historically, the Company provided cash compensation to employees under the Executive Incentive Plan (the “EIP”) and the Senior Executive Incentive Plan (the “SEIP”) (together the “EIP Plans”). The EIP Plans are cash-based performance unit plans, in which participants receive grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of the units under the EIP Plans is calculated based on the Company’s performance over a three-year period. The performance goals are not, in whole or in part, based upon the Company’s stock price as there was no trading of the Company’s stock at the time the goals were set. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The performance units vest over three and five year periods.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

During 2006, in connection with the IPO, the Company offered employees who had outstanding awards under the EIP Plans the choice of converting certain of these awards to RSUs. Certain other awards under the EIP Plans were mandatorily converted to RSUs. In each case, a 20 percent premium was applied in the conversion. Approximately three hundred participants converted their existing awards under the EIP Plans to RSUs in conjunction with the Company’s IPO in May 2006. The RSUs resulting from this conversion retained the same vesting schedule as the original awards.

On May 25, 2006, the Company granted RSUs and options as long-term incentive awards. The RSUs will primarily vest on January 31, 2010. The options, which expire ten years from the date of grant, will vest ratably over four years from date of grant. Additionally, the Company made a one-time grant to all non-executive management employees upon the IPO for a total of approximately 440 RSUs (the “Founders’ Grant”). The Founders’ Grant RSUs will vest three years from the date of grant. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Upon termination of employment, excluding retirement, all of a participant’s unvested awards shall be forfeited. However, when a participant terminates employment due to retirement, the participant will retain all of their awards without providing additional service to the Company. Eligible retirement is dependent upon age and years of service, as follows: age 55 with ten years of service, age 60 with 5 years of service and age 65 with 2 years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the EIP Plans and the LTIP or the date the individual becomes eligible to retire.

There are 5,300 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no shares have been reserved for issuance. Shares issued as a result of stock option exercises and the conversion of RSUs are expected to be funded with the issuance of new shares.

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions were used in arriving at the fair value of stock options granted during the three months ended June 30, 2006 (no stock options were granted prior to this period):

Three Months Ended June 30, 2006
Risk-free rate of return	5.0%
Expected term	6.25 years
Expected volatility	32.1%
Expected dividend yield	1.0%

The risk-free rate of return is based on the U.S. Treasury yield curve in effect on the date of grant. The expected term of the option is based on the vesting terms and the contractual life of the option. As the Company did not have publicly traded stock historically, the expected volatility is based on the average of the historical and implied volatility of a group of companies that management believes is comparable to MasterCard. The expected dividends are based on the Company’s expected annual dividend rate.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

The weighted average grant-date fair value per share of options granted in the three months ended June 30, 2006 was $14.64.

	Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—	—
Granted	553	$39
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2006	553	$39	9.9	$4,977

Exercisable at June 30, 2006	—	—	—	—

Options vested at June 30, 2006[1]	296	$39	9.9	$2,664

There were no options exercised in the three and six months ended June 30, 2006 and 2005. As of June 30, 2006, there was $3,296 of total unrecognized compensation cost related to nonvested options. The cost is expected to be recognized over a weighted average period of 3.6 years.

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

Restricted Stock Units

	Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—
Granted	2,950
Converted	—
Forfeited/expired	(2)

Outstanding at June 30, 2006	2,948	2.5	$141,504

RSUs vested at June 30, 2006[1]	1,073	2.1	$51,504

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the market price of the Company’s stock on the date of grant. In the case of RSUs granted upon the IPO, the fair value was the Company’s $39 IPO price. Accordingly, the weighted-average grant-date fair value of RSUs granted during the three months ended June 30, 2006 was $39. There were no RSUs granted prior to this period. The portion of the RSU award related to the minimum statutory withholding taxes will be settled in cash upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. There were no RSUs converted to shares during the three and six months ended June 30, 2006. As of June 30, 2006, there was $60,902 of total unrecognized compensation cost related to nonvested RSUs. The cost is expected to be recognized over a weighted average period of 2.8 years.

For the six months ended June 30, 2006, the Company recorded compensation expense for the equity awards of $6,825, of which $4,109 was incremental compensation cost primarily related to adjustments for

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

performance premiums upon the conversion of awards, partially offset by assumed forfeitures of equity awards. Additionally, upon conversion of the awards the Company reclassified $51,209 of liabilities related to awards issued under the EIP Plans to additional paid-in capital for the equity awards. The additional paid-in capital balance for the equity awards was $58,034 as of June 30, 2006. The tax benefit related to the equity awards was $20,552 as of June 30, 2006. The liability related to the EIP Plans was $32,164 and $101,677 as of June 30, 2006 and December 31, 2005, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. On July 18, 2006, following the election of eight non-employee directors at an annual stockholders’ meeting, the Company granted 21 DSUs under the Director Plan for a total award value of $901. The DSUs will vest immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant.

Note 12. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at June 30, 2006 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2006	$248,962	$4,379	$20,472	$224,111
2007	229,944	7,348	27,117	195,479
2008	164,468	5,680	21,889	136,899
2009	92,736	3,755	14,878	74,103
2010	58,561	1,819	3,586	53,156
Thereafter	167,444	40,475	7,868	119,101

Total	$962,115	$63,456	$95,810	$802,849

The table above excludes obligations from performance-based agreements with the Company’s customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $13,252 and a net present value of minimum lease payments of $50,204. At June 30, 2006, $64,189 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,917 and $7,784 for the three months ended June 30, 2006 and 2005, respectively, and $15,883 and $15,589 for the six months ended June 30, 2006 and 2005, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,991 and $4,043 for the three months ended June 30, 2006 and 2005, respectively, and $4,771 and $7,876 for the six months ended June 30, 2006 and 2005, respectively. In addition, the table above includes approximately $180,000 relating to a sponsorship agreement that the Company has sought to enforce through legal proceedings. Should the Company not succeed, it would not be obligated to make the payments.

MasterCard provides certain technology and services to its customers that in some cases include software and intellectual property. Certain agreements contain guarantees under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the terms of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company does not generate significant revenues from software and intellectual property licensing. The fair value of the guarantees is estimated to be negligible.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Note 13. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 15 herein, and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however, all have been individually settled. As more fully described in Note 15 herein, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting of Contingencies”, MasterCard has recorded reserves of $89,270. MasterCard recorded additional reserves in the second quarter of 2006 of $23,250 in connection with the settlement of certain other litigations disclosed in Note 15. During the six months ended June 30, 2006, total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows:

Balance as of December 31, 2005	$605,000
Interest accretion	20,974
Reserve for litigation settlements (Note 15)	23,250
Payments	(110)

Balance as of June 30, 2006	$649,114

Note 14. Income Taxes

MasterCard had income tax expense of $49,868 and $116,041 for the three and six months ended June 30, 2006, respectively, compared to $67,146 and $118,047 for the three and six months ended June 30, 2005, respectively. The Company’s pretax loss was ($260,592) and ($67,675) in the three and six months ended June 30, 2006, respectively, compared to pretax income of $187,394 and $331,589 for the three and six months ended June 30, 2005, respectively. Applying the 35% U.S. Federal statutory rate to the pretax losses in 2006 would have resulted in an income tax benefit of ($91,207) and ($23,686) for the three and six months ended June 30, 2005, respectively. However, the Company’s income tax expense differs significantly from these amounts primarily due to a $394,785 charitable contribution, in the second quarter 2006, of MasterCard Class A common shares to the MasterCard Foundation which is not deductible for tax purposes. In addition, other items consisting primarily of tax exempt interest, qualified domestic production activity income, nondeductible cash donations to the MasterCard Foundation and foreign activities have impacted the effective tax rate. The significant components of income tax expense and the effective tax rates for the six months ended June 30, 2006 and June 30, 2005, as compared to the U.S. Federal statutory tax rate of 35%, is as follows:

	Six months ended June 30,
	2006		2005
	Dollar Amount	Percent	Dollar Amount	Percent
Pretax Income (Loss)	$(67,675)		$331,589

Income tax (benefit) at 35% U.S. statutory rate	$(23,686)	(35.0)%	116,056	35.0%
Nondeductible stock charitable contribution	143,490	212.0%	—	0.0%
Other	(3,763)	(5.5)%	1,991	0.6%

	$116,041	171.5%	$118,047	35.6%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

The income tax expense for the three months ending June 30, 2006 and 2005 is the difference between the income tax expense provided for the six months ended June 30, 2006 and 2005 and the income tax expense provided in the three months ended March 31, 2006 and 2005, respectively.

Note 15. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations, the Privasys litigation, and the PSW litigation. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it may be found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operation, cash flow and financial condition.

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

(In thousands, except per share and percent data) (continued)

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

In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant Opt Out and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On December 8, 2003, the District Court ruled that it lacked jurisdiction to issue an injunction while the appellate process in the DOJ litigation was pending. In light of the Supreme Court’s denial of certiorari on October 4, 2004, jurisdiction was again vested with the District Court. On January 10, 2005, MasterCard renewed its challenge to the bylaw in the District Court, seeking to enjoin Visa from maintaining or enforcing the bylaw and requiring Visa to offer its top 100 offline issuers a right to rescind any debit card agreements entered into with Visa while the settlement service fee was in effect. On August 18, 2005, the Court issued an order appointing a special master to conduct an evidentiary hearing and then issue a report and recommendation as to whether the settlement service fee violates the Court’s final judgment. On July 7, 2006, the special master issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On July 27, 2006, MasterCard filed a motion to adopt the special master’s report. That same day, Visa filed objections to the special master’s report. The parties are awaiting a decision by the district court. If MasterCard is unsuccessful and Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it could inhibit the growth of MasterCard’s debit business. At this time, it is not possible to determine the ultimate resolution of this matter.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, with respect to the market for general purpose card network services, the District Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On November 9, 2005, the Court denied MasterCard’s motion to dismiss Discover’s claims based upon effects in an alleged debit market. On November 30, 2005, MasterCard filed an answer to the amended complaint. On May 24, 2006, the District Court modified its earlier case management order and extended the fact discovery deadline to March 30, 2007. A status conference has also been scheduled for January 4, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, that same day and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. On November 9, 2005, the Court denied MasterCard’s motion to dismiss American Express’ conspiracy to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

restrain trade claims in the alleged market for debit card network services. On November 30, 2005, MasterCard filed an answer to the complaint. On May 24, 2006, the District Court modified its earlier case management order and extended the fact discovery deadline to March 30, 2007. A status conference has also been scheduled for January 4, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 13). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. Plaintiff filed a petition for review with the California Supreme Court on November 7, 2005, which was granted on December 14, 2005. The California Supreme Court has deferred taking further action pending consideration and disposition of related issues with the court.

In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005, a Michigan action was dismissed with prejudice and on April 12, 2005 the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

was dismissed with prejudice; however, plaintiff filed an amended complaint on September 15, 2005. On August 31, 2005, an Illinois action was dismissed with prejudice; plaintiff filed an appeal on February 6, 2006. Briefing is not complete and no date for oral argument has been set. On September 7, 2005, a Texas state court granted MasterCard’s motion to arbitrate, and plaintiff subsequently filed notice that he was withdrawing his lawsuit against MasterCard for all claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services or withdrawal of cash in a foreign country and that such alleged “fee” is unlawful. Visa USA Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs. Stipulated temporary stay orders have been entered in actions in the following state courts: Arkansas, Arizona, California, Florida, Minnesota, New York, Ohio, Pennsylvania, Texas and Tennessee. Although a stay order was in place in Tennessee, on May 1, 2006, the Tennessee Supreme Court accepted review of MasterCard’s application to appeal the lower court’s decisions on class certification. On June 21, 2006, MasterCard filed a motion for enlargement of time to file an appeal brief, which the court granted.

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

On July 20, 2006, MasterCard and the other defendants in the MDL Complaint entered into agreements settling the MDL Complaint and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard had agreed to pay $72,480 to be used for defendants’ settlement fund to settle the MDL Complaint and $13,440, which is expected to be paid in 2007, to settle the Schwartz matter. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals.

Based upon litigation developments, certain of which were favorable to MasterCard and progress in ongoing settlement discussions in these currency conversion cases that occurred during the third and fourth quarters of 2005 and the first quarter of 2006, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard had previously established total legal reserves of $89,270 in 2005 in connection with these currency conversion cases. At this time, it is not possible to predict with certainty the ultimate resolutions of these matters.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Merchant Chargeback-Related Litigations

On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to a merchant’s bank (the “acquirer”) by the cardholder’s bank (the “issuer”) at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005, the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. The Second Circuit heard oral argument on the appeal on November 22, 2005. The parties are awaiting a decision.

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

On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A. Inc, MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleges defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violate federal and state antitrust laws as well as state contract and tort law. The plaintiff sought $60,000 in compensatory damages as well as $180,000 in punitive damages. On November 24, 2004, MasterCard moved to dismiss the complaint. Prior to the court ruling on MasterCard’s motion to dismiss, plaintiff filed an amended complaint on April 6, 2005. This complaint generally mirrors the original complaint but includes additional causes of action based on the purported deprivation of plaintiff’s rights under the First Amendment of the U.S. Constitution. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim and argument on the motion before a magistrate judge was held on November 2, 2005. On February 3, 2006, the magistrate issued a report and recommendation in which he recommended the dismissal of plaintiffs’ antitrust claims, First Amendment claim, and state law claims for conversion, embezzlement, tortious interference with prospective economic advantage, and breach of the implied covenant of good faith and fair dealing. However, the magistrate’s report also recommended that MasterCard’s motion to dismiss plaintiff’s claims for breach of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

contract and tortious interference with contractual relations be denied. On February 28, 2006, the District Court adopted the magistrate’s report and recommendation. On July 13, 2006, the parties entered into a settlement agreement resolving all claims between the parties, provided that the settlement agreement is approved by the Rhode Island state court in which PSW’s receivership is pending. Based upon litigation developments and settlement negotiations, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded legal reserves for the PSW litigation during the second quarter of 2006, included under “Litigation settlements” in the Consolidated Statement of Operations (Unaudited).

At this time, it is not possible to determine the outcome of, or, except as indicated above in the PSW litigation, estimate the liability related to, the merchant chargeback-related litigations. Except as indicated above for the PSW litigation, no provision for losses has been provided in connection with these litigations.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final. For a description of the financial terms of the settlement agreement, see Note 13.

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in the majority of these cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. Specifically, courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin, Florida, Nevada and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have outstanding appeals of these dismissals in Nebraska and Iowa. In addition, there are outstanding cases in the District of Columbia, New Mexico, Tennessee, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. The courts in Tennessee and California have granted MasterCard’s motion to dismiss the respective state unfair competition claims but have denied MasterCard’s motions with respect to unjust enrichment claims in Tennessee and Section 17200 claims for unlawful, unfair, and/or fraudulent business practices in California. Both parties have appealed the Tennessee decisions. On March 27, 2006, the Tennessee Court of Appeals affirmed the dismissal of the state unfair competition claims. In addition, it reversed the lower court’s denial of MasterCard’s motion to dismiss the unjust enrichment claims and remanded the case to the lower court for the dismissal of the entire case. Plaintiffs have filed in the Tennessee Supreme Court an application for permission to appeal the Tennessee Court of Appeals decision, and such application is currently

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

pending. On February 14, 2006, MasterCard answered the West Virginia complaint after its motion for summary judgment was denied. The parties in West Virginia are currently negotiating a protective order before moving forward with discovery.

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigation.” On December 2, 2005, plaintiffs filed a third amended complaint containing similar allegations to those referenced above. On January 24, 2006, MasterCard and Visa jointly moved to dismiss the plaintiffs’ claims for failure to state a claim. On March 10, 2006, plaintiffs filed an opposition to defendants’ motion. The court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright claims but denied defendants’ motion to dismiss plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006. The parties are awaiting a case management order from the court.

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

On October 3, 2005, MasterCard filed suit against Privasys in the U.S. District Court for the Southern District of New York seeking a declaration that (1) there was no need to correct the inventorship of the MasterCard patent, (2) MasterCard has not misappropriated any trade secrets of Privasys, to the extent that any exist, and (3) a non-disclosure agreement between Privasys and MasterCard is void and unenforceable and that MasterCard had not breached the non-disclosure agreement or the terms of an exclusive marketing agreement between the parties. MasterCard also alleged breach of the marketing agreement by Privasys.

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

(In thousands, except per share and percent data) (continued)

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

On December 21, 2005, MasterCard filed a motion to dismiss Privasys’ antitrust, fraud and related counterclaims. On January 18, 2006, Privasys amended its counterclaims, omitting the antitrust claim and certain duplicative claims, but retaining other claims against MasterCard, including causes of action for fraud and deceit. MasterCard has replied, denying any wrongdoing. A pre-trial conference with the Court is scheduled to occur on November 17, 2006.

The parties are also engaged in a voluntary mediation in an attempt to resolve their dispute. Based upon the progress of settlement negotiations, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard has recorded reserves related to this litigation, included under “Litigation settlements” in the Consolidated Statement of Operations (Unaudited). At this time, it is not possible to predict with certainty the ultimate resolution of this matter.

Global Interchange Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its members establish a default interchange fee in certain circumstances that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard or its members’ interchange fees are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. No provision for losses has been provided in connection with them.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Plaintiffs did not seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court. On March 27, 2006 the Ninth Circuit Court of Appeals affirmed the U.S. District Court for the Northern District of California’s dismissal of the case and plaintiffs did not seek certiorari with the Supreme Court.

On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The complaint contains similar allegations to those brought in the interchange case described in the preceding paragraph, and plaintiffs have designated it as a related case. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, MasterCard filed an answer to the complaint. The plaintiffs filed an amended complaint on April 25, 2005. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice. On August 10, 2005, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appeal brief was filed on November 28, 2005. MasterCard filed its opposition brief to plaintiffs’ appeal on December 26, 2005 and is awaiting an oral argument date.

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately forty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state unfair competition law claims based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

On June 9, 2006, MasterCard answered the First Amended Class Action Complaint and the individual merchant complaints. In addition to answering the complaints, MasterCard moved to dismiss or, alternatively, moved to strike the pre-2004 damages claims that were contained in the First Amended Class Action Complaint.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Further, MasterCard moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. Plaintiffs filed oppositions to MasterCard’s motions to dismiss on July 21, 2006. The Court has ordered that new fact discovery may proceed and such fact discovery is scheduled to be completed by November 30, 2007, with briefing on case dispositive motions scheduled to be completed by November 24, 2008. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member banks in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. MasterCard’s time to respond to the supplemental complaint is currently running.

European Union. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border interchange fee under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt the Visa interchange fee from these rules based on certain changes proposed by Visa to its interchange fees. Among other things, in connection with the exemption order, Visa agreed to adopt a cost-based methodology for calculating its interchange fees similar to the methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its interchange rates for debit and credit transactions to amounts at or below certain specified levels.

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border interchange fee. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. On June 23, 2006, the European Commission issued a supplemental Statement of Objections. MasterCard has until October 15, 2006 to respond to the supplemental Statement of Objections, after which MasterCard could request a hearing. Following this, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border interchange fee. MasterCard Europe could appeal such a decision to the European Court of Justice. The European Commission has informed MasterCard that it does not intend to levy a fine against MasterCard even if it determines that MasterCard’s cross-border interchange fee violates European Community competition rules. Because the cross-border interchange fee constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers seeking substantial damages.

On June 13, 2005, the European Commission announced a “sector inquiry” into the financial services industry, which includes an investigation of interchange fees. On April 12, 2006, the European Commission released its interim report on its sector inquiry into the payments card industry. In the report, the European Commission criticizes or expresses concern about a large number of industry practices, including interchange fees, of a multiplicity of industry participants, and warns of possible regulatory or legislative action. However, the report does not indicate against whom any such regulatory action might be taken or what legislative changes might be sought. The European Commission provided for a ten-week comment period on the report’s findings, and indicated that its final report would be issued by the end of 2006. On June 23, 2006, MasterCard responded to the European Commission with comments. On July 17, 2006, the European Commission held a public hearing concerning the interim report at which MasterCard Europe expressed its views.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard interchange fee and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the interchange fee and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd. (“MEPUK”)) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. interchange fee and MSF may infringe U.K. competition law and do not qualify for an exemption in their present forms. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. interchange fee under the Competition Act. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the interchange fee infringes U.K. and European Union competition law.

On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard interchange fees and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer.

On September 6, 2005, the OFT issued its decision, concluding that MasterCard’s U.K. interchange fees that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. On November 2 and 4, 2005, respectively, MMF and MasterCard appealed the OFT’s decision to the U.K. Competition Appeals Tribunal. On June 19, 2006, the U.K. Competition Appeals Tribunal set aside the OFT’s decision, following the OFT’s request to the Tribunal to withdraw the decision and end its case against MasterCard’s U.K. interchange fees in place prior to November 18, 2004.

However, the OFT is still proceeding with its investigation of MasterCard’s current U.K. interchange fees and, if it determines that they contravene U.K. and European Union competition law, it could issue a new decision or seek to fine MasterCard. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

Germany. On January 19, 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s and Visa’s domestic interchange fees. The complaint alleges that MasterCard’s and Visa’s MIFs are not transparent to cardholders and include extraneous costs. MasterCard understands that the Federal Cartel Office is reviewing the complaint.

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

(In thousands, except per share and percent data) (continued)

Poland, Portugal, Norway, Sweden, New Zealand, Mexico, Colombia, Brazil and Hungary are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

Plaintiff Communication

In October 2005, one of the plaintiffs in MasterCard’s antitrust litigations asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed MasterCard’s capital and ability to pay, and that MasterCard has failed to adequately disclose to public investors in its then proposed IPO described in Note 2 the possibility of substantial damages judgments against MasterCard in such lawsuit and the other pending litigations against MasterCard, which the plaintiff asserted are likely to be in the billions of dollars before trebling. The plaintiff also requested that MasterCard not relinquish its right to assess its member banks, which the plaintiff alleged would shift the liability to public investors, and increase MasterCard’s litigation reserves to an appropriate (but unspecified) amount. MasterCard has responded to this plaintiff indicating that it disagrees with the plaintiff’s characterization of both its lawsuit and MasterCard’s financial position following the closing of the IPO. Contrary to the plaintiff’s claims, MasterCard also believes that its litigation disclosure is materially accurate and complete and in accord with all applicable laws and regulations.

Note 16. Settlement and Travelers Cheque Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under the Company’s by-laws (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. Settlement Exposure is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs; the possibility that it may choose to pay merchants to protect brand integrity in the event of merchant bank/acquirer failure, although it is not contractually obligated under its by-laws to do so and Cirrus and Maestro related settlement risk. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2006	December 31, 2005
MasterCard-branded transactions:
Gross Settlement Exposure	$16,729,670	$15,568,485
Collateral held for Settlement Exposure	(1,680,175)	(1,515,361)

Net uncollateralized Settlement Exposure	$15,049,495	$14,053,124

Uncollateralized Settlement Exposure attributable to non-compliant members	$93,602	$102,165

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,271,108	$2,043,885

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 50% and 49% at June 30, 2006 and December 31, 2005, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 9% and 10% at June 30, 2006 and December 31, 2005, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 79% and 75% at June 30, 2006 and December 31, 2005, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $784,210 and $934,124 at June 30, 2006 and December 31, 2005, respectively.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $632,730 and $762,579 at June 30, 2006 and December 31, 2005, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $23,767 and $26,457 at June 30, 2006 and December 31, 2005, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to charge its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced from settlement and travelers cheques, management believes the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

As a result of the IPO and the associated changes in ownership structure and governance, as is described in Note 2, the Company reassessed whether it would be necessary to record an obligation for the fair value of some or all of its settlement and travelers cheque guarantees and has determined that an obligation should not be established.

Note 17. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	June 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$55,071	$248	$77,555	$194
Commitments to sell foreign currency	$15,987	$(91)	33,351	245

Euro Functional Currency

	June 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$162,358	$(4,301)	$217,925	$922
Commitments to sell foreign currency	$24,823	$(150)	$39,446	$(535)

Brazilian Real Functional Currency

	June 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$30,374	$(1,466)	$—	$—

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Brazilian real, Australian dollars and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $2,659 of net losses and $739 of net gains, after tax, in accumulated other comprehensive income as of June 30, 2006 and December 31, 2005, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. Credit and market risk related to derivative instruments were not material at June 30, 2006 and December 31, 2005 because generally the Company does not obtain collateral related to forward contracts due to the high credit ratings of the counterparties that are members of MasterCard International, and because the amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

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

Forward-Looking Statements and Non-GAAP Financial Information

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, and continuing to invest in its brands, as well as the Company’s expectations in responding to pricing pressures and the related impact on results of operations. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s 2005 Annual Report on Form 10-K for a complete discussion of these risk factors in Item 1A—Risk Factors.

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to the requirements of Regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP. Specifically, we are presenting information regarding operating expenses for the three and six months ended June 30, 2006 that exclude both a non-cash charge associated with the donation of shares of Class A common stock to the MasterCard Foundation and a charge associated with litigation settlements because the Company’s management believes that this information facilitates understanding of our results of operations and provides meaningful comparison of results between periods. Similarly, we present the effective tax rate with and without the impact of the stock donation to the MasterCard Foundation for the three and six months ended June 30, 2006 because the stock donation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership implemented in the three months ended June 30, 2006. The effective tax rate without the impact of the stock donation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2005.

Overview

We are a global payment solutions company that provides a variety of services in support of our customers’ credit, debit and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our financial institution customers. As part of managing these brands, we also provide our customers with information and transaction processing services and establish and enforce rules and standards surrounding the use of our payment card system by customers and merchants. We generate revenues from the fees that we charge our customers for providing these transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the gross dollar volume (“GDV”) of activity on the cards that carry our brands (assessments). Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Operations fees are typically transaction-based and include authorization, settlement and switch, connectivity, currency conversion and cross-border, warning bulletins, and other fees for a variety of additional services. Assessments are based on GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV. GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our operating expenses are comprised primarily of general and administrative expenses such as personnel, professional fees, data processing, telecommunications, travel and advertising and marketing expenses to promote our brands, including promotions and sponsorships.

We evaluate and monitor our business based on our results of operations, including our percentage of revenue growth and operating expenses as a percentage of total revenue, and our financial position. In addition, we utilize growth in GDV and processed transactions to monitor the strength of our business.

We successfully completed our initial public offering (“IPO”) and implemented a new governance structure during the second quarter of 2006 (see “Impact of the IPO” below). We donated $395 million in stock and $5.5 million in cash to an independent charitable foundation during the second quarter of 2006. Accordingly, we recorded a net loss of $(310) million and $(184) million, or $(2.30) and $(1.36) per basic and diluted share, for the three and six months ended June 30, 2006, respectively. We may record a net loss for the 2006 fiscal year.

We achieved revenue growth of 9.7% and 10.8% in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005. The increase in revenues was principally due to growth in transactions and volumes and restructuring of currency conversion pricing. We restructured our currency conversion pricing by initiating a charge to our issuers and acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for performing currency conversion. The volumes on which the cross-border revenues are charged were greater than estimated during the three months ended June 30, 2006. The restructuring of the currency conversion revenues and other less significant pricing modifications accounted for approximately 3.2% and 1.7% of our revenue growth for the three and six months ended June 30, 2006, respectively. Certain other pricing changes that went into effect on April 1, 2005 have also impacted our revenue growth in the six months ended June 30, 2006. Our revenue growth was moderated by a 70.6% and 54.7% increase in rebates and incentives in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005.

Operating expenses increased 93.4% and 54.3% in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005. Excluding the impact of charitable contributions to the MasterCard Foundation and litigation settlements, operating expenses increased 20.3% and 15.3% in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005. Our operating expenses as a percentage of total revenues excluding the impact of the charitable contributions and litigation settlements were 82.3% and 79.0% in the three and six months ended June 30, 2006, respectively, versus 75.1% and 76.0% in the comparable periods in 2005, respectively. The increase in operating expenses was principally due to MasterCard’s sponsorship of the 2006 FIFA World Cup which involved a significant amount of resources for the sponsorship fee, special programming, promotions and event marketing. We do not expect, however, that this heightened level of marketing expenditure will continue for the remainder of the year. Additionally, operating expenses increased due to additional hiring to support our strategic initiatives.

We believe the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued

growth of our business. Our strategy is to drive growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate, premium and debit payments), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area (“SEPA”) initiative and in Latin American and Asia/Pacific countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to leverage our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are continuing to hire additional resources and developing sales and other personnel.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation, and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for these and other risks facing our business.

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

Impact of the IPO

We have completed a plan for a new ownership and governance structure including the appointment of a new Board of Directors comprised of a majority of independent directors and the establishment of a charitable foundation. Part of this plan included the completion of the IPO in May 2006.

Under the new ownership and governance structure, our previous stockholders retained a 41% equity interest in the company through ownership of a new non-voting Class B common stock. In addition, previous stockholders received a single share of Class M common stock that has no economic rights but provide certain voting rights, including the right to approve specified significant corporate actions and to elect up to three of MasterCard’s directors (but not more than one quarter of the total number of directors).

We also issued 66,134,989 shares of a new voting Class A common stock to public investors through the IPO which closed in May 2006. These public investors hold shares representing approximately 49% of our equity and 83% of our general voting power. Additional shares of Class A common stock, representing approximately 10% of our equity and 17% of our voting rights, have been issued as a donation to The MasterCard Foundation (the “Foundation”), a charitable foundation incorporated in Canada. See the “Contribution Expense—Foundation” for additional information.

We used all but $650 million of our net proceeds from the IPO (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from our previous stockholders that was equal to the aggregate number of shares of Class A common stock that we issued to investors in the IPO (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and contributed to the Foundation. We intend to use the remaining proceeds to increase our capital, defend ourselves against legal and regulatory challenges, expand our role in targeted geographies and higher growth segments of the global payments industry and for other general corporate purposes. However, we have not determined the amounts of such remaining proceeds that are to be allocated to these purposes.

In addition, in connection with our new ownership and governance structure, we have implemented equity-based compensation plans. We have converted our existing long-term incentive cash award plans into an equity-based compensation plan. Based on this conversion, we will recognize approximately $10 million in additional personnel expense in future periods based on vesting within the plans. The Compensation Committee of our Board of Directors also approved 2006 awards under the equity-based long-term incentive plan. We also granted a one time restricted stock unit award to non-executive management employees of approximately 440 thousand shares in total, which resulted in deferred stock-based compensation equal to the fair value of the restricted stock units issued of approximately $17 million, which will be amortized over a three-year vesting period.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign exchange rates. Assessments are calculated based on local currency volume, after conversion to U.S. dollar volume using average exchange rates for the quarter. As a result, assessment revenues decreased due to the overall strengthening of the U.S. dollar compared to the foreign currencies of our volumes, in the three and six months ended June 30, 2006, versus the same periods in 2005. In the three and six months ended June 30, 2006, respectively, an 16.7% and 14.6% increase in GDV on a U.S. dollar converted basis, was about the same as local currency GDV growth of 16.4% and 15.4%, compared to the same periods in the prior year, respectively.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Euro to U.S. dollar average exchange rate	$1.26	$1.26	$1.23	$1.28
Strengthening (devaluation) of U.S. dollar to euro	—	(5)%	4%	(5)%
Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	—	1%	(1)%	1%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	—	1%	(1)%	1%

Revenues

We earned approximately 72.3% and 69.8% of our net revenues from net operations fees and approximately 27.7% and 30.2% of our net revenues from net assessments in the three and six months ended June 30, 2006, respectively. Operations fees are typically user fees for facilitating the processing of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

•

Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval to or from the issuer or, in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

•	Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. Once quantified, we transfer the financial transaction details and relevant funds among issuers, acquirers or their designated third-party processors. We charge a fee for these settlement services. These fees are primarily paid by issuers.

•	Switch fees are charges for the use of the MasterCard Debit Switch (“MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•	Currency conversion and cross-border are volume-based revenues. Cross-border volumes are volumes where the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders for transactions. We can also perform currency conversion services by processing transactions in a merchants’ local currency and the charge appears on the cardholders’ statement in their own home currency. In April 2006, we restructured our currency conversion by initiating a charge to our issuers and acquirers for all cross-border transaction volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge our issuers for performing currency conversion.

•	Acceptance development fees are charged to issuers based on GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S. based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. The methodology for calculating the transmission fees was changed on April 1, 2005 so that they are based on the volume of information being transmitted through our systems and the number of connections to our systems. Prior to April 1, 2005, these transmission fees were calculated solely based on the number and type of connections.

•	Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, are less than 10% of our consolidated revenues in the six months ended June 30, 2006.

•	Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, information and reports, as well as compliance programs, to assist our customers in managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

Generally, we process certain MasterCard-branded domestic transactions in the U.S., U.K., Canada and Australia. We process substantially all cross-border MasterCard, Maestro and Cirrus transactions. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Offline debit transactions are generally signature-based debit transactions and are processed and priced similar to credit transactions. Operations fees for processing domestic online debit transactions (Maestro and Cirrus transactions) are priced in a similar manner as domestic offline debit and credit transactions, while international offline debit and credit transactions are priced higher than international online debit transactions.

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

In the three and six months ended June 30, 2006, respectively, gross revenue grew 20.1% and 18.8% from the comparable periods in 2005. A component of our revenue growth for the six months ended June 30, 2006 was the result of implementing fees and changes to existing fees charged to our customers on April 1, 2005. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 24.4% and 23.6% for the three and six months ended June 30, 2006, respectively, compared to 17.2% and 18.1% in the same periods in 2005, respectively. These pricing arrangements reflect enhanced competition in the global payments industry and the continued consolidation and globalization of our key customers and merchants. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The U.S. remains our largest geographic market based on revenues. However, non-U.S. revenues grew at a faster rate than U.S. revenues in the first half of 2006 compared to the same period in 2005. The growth was not specifically related to any one region in which we do business. Revenue generated in the U.S. was approximately 52.0% and 52.6% of total revenues in the three and six months ended June 30, 2006, respectively, and 54.1% and 54.9% of total revenues in each of the same periods in 2005, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in any period.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Results of Operations

	Three Months Ended June 30,		Percent Increase (Decrease) 2006 vs. 2005	Six Months Ended June 30,		Percent Increase (Decrease) 2006 vs. 2005
	2006	2005		2006	2005
	(In millions, except per share and GDV amounts)
Operations fees	$612	$489	25.2%	$1,107	$901	22.9%
Assessments	234	283	(17.3)	478	529	(9.6)

Total revenue	846	772	9.7	1,585	1,430	10.8
General and administrative	365	319	14.4	713	626	13.9
Advertising and market development	307	232	32.6	490	403	21.4
Litigation settlements	23	—	—	23	—	—
Charitable contributions to the MasterCard Foundation	400	—	—	400	—	—
Depreciation and amortization	25	29	(13.9)	50	57	(12.6)

Total operating expenses	1,120	580	93.4	1,676	1,086	54.3

Operating income (loss)	(274)	192	(242.4)	(91)	344	(126.5)
Total other income (expense)	13	(5)	365.3	23	(12)	290.8

Income (loss) before income tax expense	(261)	187	(239.1)	(68)	332	(120.4)
Income tax expense	50	67	(25.7)	116	118	(1.7)

Net income (loss)	$(311)	$120	(358.2)	$(184)	$214	(186.0)

Net income (loss) per share (basic)[1]	$(2.30)	$.89	(358.4)	$(1.36)	$1.58	(186.1)
Weighted average shares outstanding (basic)	135	135	—	135	135	—

Net income (loss) per share (diluted)	(2.30)	.89	(358.4)	(1.36)	1.58	(186.1)
Weighted average shares outstanding (diluted)	135	135	—	135	135	—

Effective income tax rate	19.1%[2]	35.8%	* *	171.5%[2]	35.6%	* *
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$485	$416	16.7%	$922	$804	14.6%
Processed transactions[3]	3,989	3,389	17.7%	7,510	6,428	16.8%

**	Not meaningful
[1]	As more fully described in Note 1 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions, we have reclassified all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
[2]	The effective tax rate includes the impact of a $395 million stock charitable contribution which is not deductible for tax purposes.
[3]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions. Prior to 2005, processed transactions reported by MasterCard included certain MasterCard branded (excluding Maestro and Cirrus) transactions for which we received transaction details from our customers but which were not processed by our systems. In the first quarter of 2006, we updated our transaction detail to remove certain on-line debit transactions which did not result in a flow of funds, for example balance inquiry or failed transactions. Management determined that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions for the three and six months ended June 30, 2005 have been restated to be consistent with the calculation of processed transactions in 2006. Revenue has not been impacted by this change.

Operations Fees

	For the three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease) 2006 vs. 2005	For the six months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease) 2006 vs. 2005
	2006	2005			2006	2005
Authorization, settlement and switch	$284	$259	$25	9.7%	$549	$493	$56	11.4%
Currency conversion and cross border	166	80	86	107.5%	244	151	93	61.6%
Acceptance development fees	54	45	9	20.0%	101	74	27	36.5%
Warning bulletin fees	18	17	1	5.9%	35	33	2	6.1%
Connectivity	21	17	4	23.5%	39	25	14	56.0%
Consulting and research fees	19	14	5	35.7%	36	25	11	44.0%
Other operations fees	113	91	22	24.2%	215	176	39	22.2%

Gross operations fees	675	523	152	29.1%	1,219	977	242	24.8%
Rebates	(63)	(34)	(29)	(85.3)%	(112)	(76)	(36)	(47.4)%

Net operations fees	$612	$489	$123	25.2%	$1,107	$901	$206	22.9%

•	Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 17.7% and 16.8% in three and six months ended June 30, 2006, respectively, from the comparable periods in 2005. Offsetting the increase in growth due to increased transactions was a reduction of revenues within our Europe region due to the implementation of price changes to make our pricing SEPA compliant. These price changes are expected to be slightly positive on a total gross revenue basis; however, these changes will impact individual revenue categories, in particular currency conversion and cross-border revenues and assessments. In the six months ended June 30, 2006, a portion of the revenue increase was also due to the pricing of a component of these revenues being restructured on April 1, 2005.

•	Currency conversion and cross-border revenues increased $86 million, or 107.5%, and $93 million, or 61.6%, in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. These increases were primarily due to restructuring of currency conversion revenues in April 2006. We restructured our currency conversion pricing by initiating a charge to our issuers, and in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase, $33 million in the three and six months ended June 30, 2006, was due to the reclassification of certain assessment revenues in our Europe region to cross-border volume revenue. In addition to the restructuring of these revenues, a portion of the increase was due to an increase in the underlying level of cross-border transaction volumes of 18.3% and 18.0% in the three and six months ended June 30, 2006, respectively, and our customers’ need for transactions to be converted into their base currency.

•	Acceptance development fees in the three and six months ended June 30, 2006 increased compared to the same periods in 2005. The increase for the three months ended June 30, 2006 was primarily volume driven and the increase for the six months ended June 30, 2006 was also primarily due to the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Connectivity revenues in the three and six months ended June 30, 2006 increased compared to the same periods in 2005. The increase for the three months ended June 30, 2006 was primarily volume driven and the increase for the six months ended June 30, 2006 was primarily due to the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Consulting and research fees increased primarily due to new engagements with our customers in the three and six months ended June 30, 2006 compared to the same periods in 2005. Our business agreements with certain customers may include consulting services as an incentive. Approximately 100.0% and 90.9% of the increase in the three and six months ended June 30, 2006 was generated by new engagements which were provided to customers as a component of incentive agreements. This type of incentive increases consulting fees and reduces assessments.

•	Other operations fees represent various revenue streams including cardholder services, compliance, holograms, and manuals and publications. The change in any individual revenue component was not material.

•	Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to renewals of customer agreements, ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 9.3% and 9.2% in the three and six months ended June 30, 2006, respectively, and 6.5% and 7.8% compared to the same periods in 2005, respectively.

  Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended June 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005	For the six months ended June 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005
	2006	2005			2006	2005
Gross assessments	$444	$409	$35	8.6%	$855	$769	$86	11.2%
Rebates and incentives	(210)	(126)	(84)	(66.7)%	(377)	(240)	(137)	(57.1)%

Net Assessments	$234	$283	$(49)	(17.3)%	$478	$529	$(51)	(9.6)%

GDV growth was 16.4% and 15.4% in the three and six months ended June 30, 2006 when measured in local currency terms, and 16.7% and 14.6% when measured on a U.S. dollar converted basis. Rebates and incentives provided to customers and merchants reduce assessments growth. Rebates and incentives as a percentage of gross assessments were 47.3% and 44.1% in the three and six months ended June 30, 2006, respectively, compared to 30.8% and 31.2% for the same periods in 2005, respectively. Rebates and incentives are primarily based on GDV, and may also contain fixed components for the issuance of new cards, launch of marketing programs or consulting services. In the three months ended June 30, 2006, we provided significant incentives to support the conversion of a large payment card program to MasterCard. The conversion was completed by June 30, 2006.

Assessments were also impacted in each of the three and six months ended June 30, 2006 by a reclassification of $33 million from assessments to currency conversion and cross-border revenues, offset by $10 million in pricing increases to make our pricing SEPA compliant in Europe. Our gross assessments would have increased 14.2% in each of the three and six months ended June 30, 2006 if these pricing modifications were not made in April 2006. Based on this reclassification and the expected increase in incentives and rebates, we expect negative net assessment growth in 2006.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other litigation settlements, contributions to the Foundation and depreciation and amortization expenses. In the three and six months ended June 30, 2006, there was an increase in operating expenses of $541 million, or 93.4%, and $590 million, or 54.3%, respectively, compared to the same periods in 2005.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In the three and six months ended June 30, 2006, these activities accounted for approximately 43.1% and 45.0% of total revenues, respectively, compared to 41.4% and 43.8% in the same periods in 2005, respectively. The major components of general and administrative expenses were as follows:

	For the three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the six months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2006	2005	2006 vs. 2005	2006 vs. 2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Personnel	$234	$208	$26	12.5%	$461	$405	$56	13.8%
Professional fees	44	32	12	37.5%	76	63	13	20.6%
Telecommunications	17	18	(1)	(5.6)%	34	34	—	—
Data processing	15	16	(1)	(6.3)%	30	32	(2)	(6.3)%
Travel and entertainment	27	22	5	22.7%	49	41	8	19.5%
Other	28	23	5	21.7%	63	51	12	23.5%

General and administrative expenses	$365	$319	$46	14.4%	$713	$626	$87	13.9%

•	Personnel expense increased in the three and six months ended June 30, 2006 primarily due to additional staff to support our strategic initiatives. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required.

•	Professional fees increased in the three and six months ended June 30, 2006 primarily due to legal costs to defend our outstanding litigation.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity as well as due to increased travel around World Cup related activities.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In the three and six months ended June 30, 2006, these activities accounted for approximately 36.3% and 30.9% of total revenues, respectively, compared to 30.0% and 28.2% in the same periods in 2005, respectively. Advertising and market development expenses increased $75 million or 32.6% and $86 million or 21.4% in the three and six months ended June 30, 2006, respectively, versus the comparable periods in 2005. MasterCard was a sponsor of the 2006 FIFA World Cup. To fully leverage this valuable asset, we devoted a significant amount of resources for the sponsorship fee, special programming, promotions and event marketing. We do not expect, however, that this heightened level of marketing expenditure will continue for the remainder of the year.

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

Merchant Lawsuit and Other Litigation Settlements

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

Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows (in millions):

Balance as of December 31, 2005	$605
Interest accretion	21
Reserve for litigation settlements	23

Balance as of June 30, 2006	$649

Contribution Expense—Foundation

At the time of the IPO, we issued 13,496,933 shares of our Class A common stock as a donation to the Foundation, a private charitable foundation incorporated in Canada that is controlled by directors who are independent of us and our members. The Foundation will build on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology, and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation will support organizations that provide microfinance programs and services to financially disadvantaged persons and communities in order to enhance local economies and develop entrepreneurs. We also expect to donate approximately $40 million in cash to the Foundation over a period of up to four years in support of its operating expenses and charitable disbursements for the first four years of its operations, and we may make additional cash contributions to the Foundation during and after this period. In connection with the donation of the Class A common stock, we recorded an expense of $395 million which was equal to the aggregate value of the shares we donated. The value of the shares of Class A common stock we donated was determined based on the IPO price per share of Class A common stock in the IPO less a marketability discount of 25%. This marketability discount and the methodology used to quantify it were determined by management in consultation with independent valuation consultants retained by MasterCard. This discount was calculated based on analyses of prices paid in transactions of restricted stock of publicly held companies and on income based analyses. Additionally, we recorded a $5.5 million expense for cash donations we made to the Foundation during the second quarter of 2006. As a result of these expenses, we recorded a significant net loss for the three and six months ended June 30, 2006 and may record a net loss for the 2006 fiscal year. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes. As a result of this difference between the financial statement treatment and tax treatments of the donation, there was a significant increase to our effective income tax rate for the three and six months ended June 30, 2006 and we expect there to be a significant increase to the 2006 fiscal year effective income tax rate compared to the same periods in 2005. We also expect to record an expense equal to the value of any cash we donate in the period or periods in which any such donations are made.

Depreciation and Amortization

Depreciation and amortization expenses decreased $4 million and $7 million in the three and six months ended June 30, 2006, respectively, versus the comparable periods in 2005. This decrease was primarily related to certain assets becoming fully depreciated and fewer additions of equipment and software during 2006.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $16 million and $26 million in the three and six months ended June 30, 2006, respectively, versus comparable periods in 2005. The increase is primarily driven by interest income from higher cash balances principally relating to the proceeds received from the IPO, increases in interest rates and dividends received. The interest earned on the IPO proceeds ultimately used for the stock redemption was approximately $7 million and interest earned on the proceeds we retained was approximately $3 million.

Interest expense decreased $8 million in the six months ended June 30, 2006 compared to the same period in 2005, of which $4 million was due to a refund of interest assessed in the audit of the Company’s federal income tax return, as well as the reduction of interest reserve requirements related to the Company’s tax reserves, resulting from the reassessment of such reserves.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2006 includes the impact of the $395 charitable contribution of MasterCard Class A common shares to the MasterCard Foundation. This contribution was recorded as an expense in the income statement however it is not deductible for tax purposes. This resulted in a significant impact on our effective tax rate as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
Three months ended June 30, 2006:
Income (Loss) before income taxes	$(261)	19.1%	$395	$134	33.6%
Income tax expense[1]	50			45

Net Income (Loss)	$(311)			$89

Six months ended June 30, 2006:
Income (Loss) before income taxes	$(68)	171.5%	$395	$327	34.0%
Income tax expense[1]	116			111

Net Income (Loss)	$(184)			$216

[1]	Income tax expense has been calculated with and without the impact of the stock donation.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At June 30, 2006 and December 31, 2005, we had $2.1 billion and $1.3 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs for the next twelve months. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A—“Risk Factors—Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of these risk factors. See also Note 15 to the Consolidated Financial Statements included herein.

	Six Months Ended June 30,		Dollar Change Increase (Decrease) 2006 vs. 2005
	2006	2005
	(In millions)
Cash flow data:
Net cash provided by operating activities	$184	$197	$(14)
Net cash provided by (used in) investing activities	(183)	13	(196)
Net cash provided by financing activities	650	—	650

	June 30, 2006	December 31, 2005
	(In millions)
Balance sheet data:
Current assets	$3,162	$2,228
Current liabilities	1,563	1,557
Long-term liabilities	957	970
Equity	2,117	1,169

Net cash provided by operating activities in the six months ended June 30, 2006 was $184 million compared to $197 million of net cash provided by operating activities in the six months ended June 30, 2005. The decrease in cash from operations was due to payments for taxes, advertising and personnel costs and greater pre-payments of expenses. The use of cash from investing activities in the six months ended June 30, 2006 was primarily due to the purchases of available-for-sale-securities. The net cash provided by financing activities in the six months ended June 30, 2006 of $650 million is the result of the proceeds received from the sale of common stock to investors in the IPO (including the proceeds received pursuant to the underwriters’ option to purchase additional shares) of approximately $2.5 billion, which was offset by the redemption of common stock from previous stockholders of approximately $1.8 billion.

Under the terms of the U.S. merchant lawsuit settlement agreement, we are required to pay $100 million annually each December through the year 2012. In addition, we made a payment toward the settlement related to currency conversion litigation in July 2006 in the amount of $72.5 million.

On April 28, 2006, we entered into a committed 3-year unsecured $2.5 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced our prior $2.25 billion credit facility, which was to expire on June 16, 2006. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by our customers and, subject to a limit of $500 million, for general corporate purposes. The facility fee and borrowing cost are contingent upon our credit rating. At our current rating, we pay a facility fee of 8 basis points on the total commitment, or $2 million annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points (the LIBOR margin) or an alternative base rate. A utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. We were in compliance with the covenants of the Credit Facility as of

June 30, 2006 and December 31, 2005. There were no borrowings under the Credit Facility as of and for the six months ended June 30, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Following the announcement of our planned ownership and governance changes, Standard & Poor’s placed our credit ratings on credit watch with negative implications and announced the intention to lower our long-term counterparty credit rating from A- to BBB+ and our subordinated debt rating from BBB+ to BBB, both with stable outlook, upon completion of the IPO. On May 25, 2006 these ratings changes took effect. The change in our long-term counterparty rating resulted in an increase in the facility fee on the Credit Facility from 7 to 8 basis points or $250 thousand annually. Additionally, the LIBOR margin increased from 28 to 37 basis points. We do not expect these ratings changes to materially impact our liquidity or access to capital.

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1 million euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1 million euro guarantee facility for MasterCard Europe. Interest on borrowings under the overdraft facility is charged at 50 basis points over the relevant market index and interest for the guarantee facility is paid at a rate of 1.5% per annum on outstanding guarantees. There were no borrowings under these facilities at June 30, 2006 and December 31, 2005. Deutsche Bank AG is the lender of these facilities and is a member of MasterCard International.

MasterCard Europe has one additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no borrowings under this agreement at June 30, 2006 and 4 million euros outstanding at December 31, 2005. HSBC Bank plc is the lender of this facility and is a member of MasterCard International.

Subject to legally available funds, and declaration by our Board of Directors, we currently intend to pay a quarterly cash dividend of $0.09 per share of Class A common stock and Class B common stock, commencing in the fourth quarter of 2006. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Future Obligations

The following table summarizes as of June 30, 2006 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Capital leases[1]	$63	$4	$13	$6	$40
Operating leases[2]	96	20	49	19	8
Sponsorship[4], licensing & other[3]	802	224	332	127	119
Litigation settlements[5]	813	213	200	200	200
Debt[6]	240	3	88	149	—
Executive incentive plan benefit[7]	19	19	—	—	—

Total	$2,033	$483	$682	$501	$367

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.

[2]	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.
[3]	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $344 million as of June 30, 2006 related to these agreements.
[4]	Includes $180 million as of June 30, 2006 relating to a sponsorship agreement which is in a legal dispute and which we may not be obligated to pay.
[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[6]	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at June 30, 2006 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.
[7]	Represents Executive Incentive Plan and the Senior Executive Incentive Plan cash payments due to employees should they terminate employment.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. We are in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2006 as compared to December 31, 2005.

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

Other Financial Information

With respect to the unaudited consolidated financial statements of MasterCard Incorporated and its subsidiaries for the three and six months ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 2, 2006, appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income (loss) for each of the three and six month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for each of the six month periods ended June 30, 2006 and 2005 and the consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 16, 2006, we expressed unqualified opinions thereon. Our report contained an explanatory paragraph for a change in accounting principle. Specifically, the Company changed its method for calculating the market-related value of pension plan assets used in determining the expected return on the assets component of annual pension cost in 2003. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

August 2, 2006

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Notes 13 and 15 to the Consolidated Financial Statements included herein.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2006, the Company redeemed 79,631,924 shares of its Class B common stock in accordance with the provisions of its certificate of incorporation.

The Company’s repurchases of equity securities during the second quarter of 2006, all of which were in connection with the redemption, were as follows:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under publicly announced plans or programs
2006
April	—		—		—	N/A
May	—		—		—	N/A
June	79,631,924	(a)	$22.6029	(b)	79,631,924	N/A

Total	79,631,924		$22.6029		79,631,924	N/A

(a)	Represents shares of Class B common stock redeemed in accordance with the Company’s certificate of incorporation.
(b)	Represents the weighted average redemption price per share of Class B Common Stock.

Item 6. Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2006	MASTERCARD INCORPORATED
(Registrant)

Date: August 2, 2006	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2006	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2006	By:	/s/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated.

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1(b) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 14, 2005 (No. 333-128337)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated.

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated. (incorporated by reference to Exhibit 3.1(b) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed November 14, 2005 (No.333-128337)).

10.1	Customer Business Agreement between MasterCard International Incorporated and Bank of America, N.A. effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2006 (No. 000-50250)).

10.2	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed May 3, 2006 (No.333-128337)).

10.3	Schedule of Non-Employee Directors’ Annual Compensation.

10.4	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan.

10.5	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan.

10.6	2006 Non-Employee Director Equity Compensation Plan.

15	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.