Form 10-Q
period 2006-09-30
MASTERCARD INC
filed 2006-11-01
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 30, 2006, there were 79,631,922 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 55,337,407 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,568 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,421,139	$545,273
Investment securities, at fair value:
Trading	18,658	22,472
Available-for-sale	884,617	714,147
Accounts receivable	444,946	347,754
Settlement due from members	237,049	211,775
Restricted security deposits held for members	113,835	97,942
Prepaid expenses	153,866	167,209
Other current assets	84,336	121,326

Total Current Assets	3,358,446	2,227,898
Property, plant and equipment, at cost (less accumulated depreciation of $214,530 and $373,319)	240,315	230,614
Deferred income taxes	239,877	225,034
Goodwill	210,308	196,701
Other intangible assets (less accumulated amortization of $297,844 and $272,913)	268,688	273,854
Municipal bonds held-to-maturity	193,465	194,403
Prepaid expenses	206,911	201,132
Other assets	153,940	150,908

Total Assets	$4,871,950	$3,700,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$193,153	$185,021
Settlement due to members	201,353	175,021
Restricted security deposits held for members	113,835	97,942
Obligations under U.S. merchant lawsuit and other litigation settlements—current (Notes 15 and 17)	117,400	189,380
Accrued expenses	852,038	850,657
Other current liabilities	76,908	58,682

Total Current Liabilities	1,554,687	1,556,703
Deferred income taxes	64,071	61,188
Obligations under U.S. merchant lawsuit and other litigation settlements (Notes 15 and 17)	447,287	415,620
Long-term debt	229,588	229,489
Other liabilities	251,509	263,776

Total Liabilities	2,547,142	2,526,776
Commitments and Contingencies (Notes 14 and 17)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 79,631,922 and no shares issued and outstanding, respectively	8	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 55,337,407 and 134,969,329 shares issued and outstanding, respectively	6	14
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,568 and no shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,296,698	974,605
Retained earnings (accumulated deficit)	(1,070,098)	145,515
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	96,007	50,818
Net unrealized loss on investment securities available-for-sale	(1,880)	(2,543)
Net unrealized gain (loss) on derivatives accounted for as hedges	(553)	739

Total accumulated other comprehensive income, net of tax	93,574	49,014

Total Stockholders’ Equity	2,320,188	1,169,148

Total Liabilities and Stockholders’ Equity	$4,871,950	$3,700,544

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues, net	$901,969	$791,605	$2,486,911	$2,221,710
Operating Expenses
General and administrative	392,883	350,064	1,105,881	975,867
Advertising and market development	209,187	219,190	698,936	622,447
Litigation settlements	—	48,188	23,250	48,188
Charitable contributions to the MasterCard Foundation	—	—	400,285	—
Depreciation and amortization	25,139	26,270	75,052	83,366

Total operating expenses	627,209	643,712	2,303,404	1,729,868

Operating income	274,760	147,893	183,507	491,842

Other Income (Expense)
Investment income, net	34,398	16,084	84,089	39,612
Interest expense	(16,757)	(17,573)	(43,465)	(51,906)
Other income (expense), net	(292)	17,553	303	15,998

Total other income	17,349	16,064	40,927	3,704

Income before income taxes	292,109	163,957	224,434	495,546
Income tax expense	99,105	57,872	215,146	175,919

Net Income	$193,004	$106,085	$9,288	$319,627

Basic Net Income per Share (Note 3)	$1.42	$.79	$.07	$2.37

Basic Weighted average shares outstanding (Note 3)	135,684	134,969	135,312	134,969

Diluted Net Income per Share (Note 3)	$1.42	$.79	$.07	$2.37

Diluted Weighted average shares outstanding (Note 3)	136,134	134,969	135,511	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$9,288	$319,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,052	83,366
Charitable contribution of common stock to the MasterCard Foundation	394,785	—
Share based payments (Note 13)	13,372	—
Deferred income taxes	18,962	(55,162)
Other	7,440	8,261
Changes in operating assets and liabilities:
Trading securities	3,814	4,502
Accounts receivable	(90,419)	(84,937)
Settlement due from members	(10,589)	14,561
Prepaid expenses	18,146	(22,761)
Other current assets	9,503	552
Prepaid expenses, non-current	(4,253)	(92,229)
Accounts payable	5,695	735
Settlement due to members	13,890	(13,739)
Litigation settlement accruals, including accretion of imputed interest	(40,313)	68,286
Accrued expenses	1,026	125,226
Net change in other assets and liabilities	21,384	(7,861)

Net cash provided by operating activities	446,783	348,427

Investing Activities
Purchases of property, plant and equipment	(38,599)	(27,604)
Capitalized software	(24,338)	(29,860)
Purchases of investment securities available-for-sale	(2,525,682)	(2,172,562)
Proceeds from sales and maturities of investment securities available-for-sale	2,349,978	2,102,454
Other investing activities	(881)	861

Net cash used in investing activities	(239,522)	(126,711)

Financing Activities
Cash received from sale of common stock, net of issuance costs	2,449,910	—
Cash payment for redemption of common stock	(1,799,937)	—

Net cash provided by financing activities	649,973	—

Effect of exchange rate changes on cash and cash equivalents	18,632	(19,724)

Net increase in cash and cash equivalents	875,866	201,992
Cash and cash equivalents—beginning of period	545,273	328,996

Cash and cash equivalents—end of period	$1,421,139	$530,988

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net of Tax	Common Shares Class A	Common Shares Class B	Additional Paid-in Capital
	(In thousands)
Balance at January 1, 2006	$1,169,148	$145,515	$49,014	$—	$14	$974,605
Net income	9,288	9,288	—	—	—	—
Other comprehensive income, net of tax	44,560	—	44,560	—	—	—
Proceeds from issuance of common stock (net of offering expenses of $129,354)	2,449,910	—	—	7	—	2,449,903
Redemption of stock Class B shares	(1,799,937)	(1,224,901)	—	—	(8)	(575,028)
Charitable stock contribution to the MasterCard Foundation	394,785	—	—	1	—	394,784
Reclassification of cash-based performance awards to stock-based compensation	51,209	—	—	—	—	51,209
Cash dividends declared on Class A and Class B common stock, $.09 per share	(12,147)	—	—	—	—	(12,147)
Share based payments (Note 13)	13,372	—	—	—	—	13,372

Balance at September 30, 2006	$2,320,188	$(1,070,098)	$93,574	$8	$6	$3,296,698

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$193,004	$106,085	$9,288	$319,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,717	(1,870)	45,189	(64,570)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on investment securities available-for-sale	4,955	(2,513)	663	(5,103)
Net unrealized gain (loss) and reclassification adjustment for realized gain (loss) on derivatives accounted for as hedges	2,106	(1,056)	(1,292)	4,268

Other comprehensive income (loss), net of tax	15,778	(5,439)	44,560	(65,405)

Comprehensive Income	$208,782	$100,646	$53,848	$254,222

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

The balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements as of December 31, 2005. The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 are unaudited and, in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Recent accounting pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. FAS 158 is effective for fiscal years ending after December 15, 2006. Based on MasterCard’s overfunded obligation for its defined benefit plan and unfunded obligations for a supplemental executive retirement plan and postretirement plan as of December 31, 2005, the adoption of FAS 158 would decrease total assets by approximately $13,000 and increase total liabilities by approximately $14,000. In addition, accumulated other comprehensive income would be reduced by approximately $27,000, net of tax, for those deferred costs not yet recognized as a component of net periodic pension cost. The adoption of FAS 158 is not expected to impact the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. MasterCard will reevaluate this estimate upon adoption of FAS 158, based upon its latest actuarial valuation, which could significantly impact the above described amounts.

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

•    Generally non-voting, but can elect up to three, but not more than one-quarter, of the members of the Company’s Board of Directors and approve specified significant corporate actions (e.g., the sale of all of the assets of the Company)

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

The MasterCard Foundation

In connection and simultaneous with the IPO, the Company issued as a donation 13,497 newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal members. In connection with the donation, the Company recorded an expense of $394,785 in the second quarter of 2006, which was determined based on the IPO price per share, less a marketability discount of 25%. Under the terms of the donation, the Foundation can only resell the donated shares beginning on the fourth anniversary of the IPO to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO. Additionally, in the second quarter of 2006, the Company donated $5,500 in cash to the Foundation.

Redemption of Shares

On June 30, 2006, in accordance with the certificate of incorporation, the Company used all but $650,000 of the net proceeds from the IPO, or $1,799,910, to redeem 79,632 shares of Class B common stock from the Class B shareholders, the customers and principal members of MasterCard International. This number of redeemed shares equaled the aggregate number of shares of Class A common stock issued to investors in the IPO and donated to the Foundation. The redemption amount paid to Class B shareholders was allocated primarily between additional paid-in capital and retained earnings. Since 59% of the Class B shares were redeemed, 59% of the additional paid-in capital balance which existed prior to the IPO and was associated with Class B shares, or $575,001, was reduced against additional paid-in capital. The remaining $1,224,901 was charged to retained earnings since this amount was in excess of the original additional paid-in capital attributed to the Class B shares.

New Governance Structure

As of September 30, 2006, ownership of the Company was divided into the following:

	Equity Ownership	General Voting Power
Public Investors (Class A shareholders)	49%	83%
Principal or Affiliate Members (Class B shareholders)	41%	—
Foundation (Class A shareholder)	10%	17%

Commencing on the fourth anniversary of the IPO, each share of Class B common stock will be convertible, at the holder’s option, into a share of Class A common stock on a one-for-one basis, subject to rights of first refusal by the other holders of Class B common stock. These rights of first refusal will be applicable for as long as outstanding shares of Class B common stock represent 15% or more of the aggregate outstanding shares of Class A and Class B common stock. Additionally, if at any time, the number of shares of Class B common stock

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

outstanding is less than 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, Class B stockholders will in certain circumstances be permitted to acquire an aggregate number of shares of Class A common stock in the open market or otherwise, with acquired shares thereupon converting into an equal number of shares of Class B common stock so that holders of Class B common stock will own approximately 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding at that time. Shares of Class B common stock are non-registered securities that may be bought and sold among eligible holders of Class B common stock subject to certain limitations.

On September 14, 2006, the Company declared a cash dividend of $.09 per share, or an aggregate of $12,147, on shares of Class A common stock and Class B common stock. The dividend will be payable on November 10, 2006 to holders of record as of October 10, 2006.

Note 3. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$193,004	$106,085	$9,288	$319,627

Denominator:
Basic EPS weighted-average shares outstanding	135,684	134,969	135,312	134,969
Dilutive stock options and restricted stock units	450	—	199	—

Diluted EPS weighted-average shares outstanding	136,134	134,969	135,511	134,969

Earnings per Share:
Basic	$1.42	$.79	$.07	$2.37

Diluted	$1.42	$.79	$.07	$2.37

No stock options or restricted stock units were outstanding during the three and nine months ended September 30, 2005.

Note 4. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures:

	Nine Months Ended September 30,
	2006	2005
Cash paid for income taxes	$157,843	$108,439
Cash paid for interest	14,232	14,233
Non-cash operating activities:
Shares donated to the MasterCard Foundation	394,785	—
Conversion of cash-based to stock-based compensation (Note 13)	51,209	—
Purchase price adjustment for the acquisition of MasterCard Europe	—	6,251
Dividend declaration (Note 2)	12,147	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Note 5. Available-For-Sale Investment Securities

Available-for-sale investment securities consist of municipal bonds which include auction rate securities. These auction rate securities are reset to current interest rates typically every 35 days. The increase in available-for-sale investment securities of $170,470 is primarily due to net purchases of auction rate securities.

Note 6. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2006	December 31, 2005
Customer and merchant incentives	$242,698	$229,318
Advertising and marketing	52,418	69,756
Pension	25,585	35,280
Other	40,076	33,987

Total prepaid expenses	360,777	368,341
Prepaid expenses, current	(153,866)	(167,209)

Prepaid expenses, long-term	$206,911	$201,132

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements for which payments have not yet been fully earned.

Note 7. Other Assets

Other assets consist of the following:

	September 30, 2006	December 31, 2005
Customer and merchant incentives	$113,898	$119,655
Deferred taxes	62,334	90,941
Investments in affiliates	27,255	25,425
Cash surrender value of keyman life insurance	24,944	22,673
Other	9,845	13,540

Total other assets	238,276	272,234
Other assets, current	(84,336)	(121,326)

Other assets, long-term	$153,940	$150,908

Certain customer and merchant business agreements include a bonus to be paid by MasterCard for entering into the agreements. As of September 30, 2006 and December 31, 2005, other assets include payments to be made for these bonuses; the related liability is included in accrued expenses. These bonuses are amortized over the life of the agreement. Once the payment is made, the liability will be relieved and the other asset will be reclassified as a prepaid expense.

Note 8. Property, Plant and Equipment and Capitalized Software

During the three months ended September 30, 2006, MasterCard performed a detailed review of its fixed assets and capitalized software to determine whether fully depreciated assets recorded on the Company’s balance

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

sheet at zero value were still being utilized by the Company. As a result of this review, it was determined that fully depreciated property, plant and equipment with an original cost of $186,970 and capitalized software with an original cost of $26,125 were no longer in use by the Company. Gross property, plant and equipment and the related accumulated depreciation and gross capitalized software and the related accumulated amortization were reduced by these amounts, respectively.

Note 9. Pension Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$4,649	$4,579	$13,949	$13,738
Interest cost	2,718	2,584	8,152	7,752
Expected return on plan assets	(3,830)	(3,192)	(11,490)	(9,576)
Amortization of prior service credit	(51)	(63)	(155)	(190)
Recognized actuarial loss	299	332	899	997

Net periodic pension cost	$3,785	$4,240	$11,355	$12,721

The funded status of the qualified plan exceeds minimum funding requirements. In 2005, the Company made voluntary contributions of $40,000 to its qualified pension plan. No contributions were made during the nine months ended September 30, 2006 and the Company contributed $25,000 through September 30, 2005.

Note 10. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$791	$797	$2,375	$2,391
Interest cost	906	858	2,716	2,573
Amortization of prior service cost	17	17	51	51
Amortization of transition obligation	145	145	435	435
Recognized actuarial loss	53	65	159	195

Net periodic postretirement benefit cost	$1,912	$1,882	$5,736	$5,645

The Company funds its postretirement benefits as payments are required from cash flows from operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Customer and merchant incentives	$370,771	$303,899
Personnel costs	195,481	243,859
Advertising and marketing	93,082	162,661
Taxes	107,366	58,610
Other	85,338	81,628

	$852,038	$850,657

Note 12. Credit Facility

On April 28, 2006, the Company entered into a committed 3-year unsecured $2,500,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced the Company’s prior $2,250,000 credit facility which was to expire on June 16, 2006. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. MasterCard has agreed to pay a facility fee of 8 basis points on the total commitment, or $2,000 annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. The facility fee and borrowing cost are contingent upon the Company’s credit rating. MasterCard was in compliance with the covenants of the Credit Facility as of September 30, 2006. There were no borrowings under the Credit Facility at September 30, 2006 and December 31, 2005. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Note 13. Share Based Payment and Other Benefits

Prior to May 2006, the Company had never granted stock-based compensation awards to employees. In contemplation of the Company’s IPO and to better align Company management with the new ownership and governance structure (see Note 2), the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees. In May 2006, the Company granted restricted stock units (“RSUs”) and non-qualified stock options (“options”) under the LTIP. Upon the granting of the awards under the LTIP, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of all share-based payments to employees to be recognized in the financial statements.

Historically, the Company provided cash compensation to certain employees under the Executive Incentive Plan (the “EIP”) and the Senior Executive Incentive Plan (the “SEIP”) (together the “EIP Plans”). The EIP Plans are cash-based performance unit plans, in which participants receive grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of the units under the EIP Plans is calculated based on the Company’s performance over a three-year period. The performance goals are not, in whole or in part, based upon the Company’s stock price as there was no trading of the Company’s stock at the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

time the goals were set. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The performance units vest over three and five year periods.

During 2006, in connection with the IPO, the Company offered employees who had outstanding awards under the EIP Plans the choice of converting certain of those awards to RSUs. Certain other awards under the EIP Plans were mandatorily converted to RSUs. In each case, a 20 percent premium was applied in the conversion. Approximately three hundred participants converted their existing awards under the EIP Plans to RSUs in conjunction with the Company’s IPO in May 2006. The RSUs resulting from this conversion retained the same vesting schedule as the original awards.

On May 25, 2006, the Company granted RSUs and options as long-term incentive awards. Additionally, during the third quarter of 2006, the Company granted RSUs. The RSUs will primarily vest on January 31, 2010. The options, which expire ten years from the date of grant, will vest ratably over four years from date of grant. Additionally, the Company made a one-time grant to all non-executive management employees upon the IPO for a total of approximately 440 RSUs (the “Founders’ Grant”). The Founders’ Grant RSUs will vest three years from the date of grant. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Upon termination of employment, excluding retirement, all of a participant’s unvested awards are forfeited. However, when a participant terminates employment due to retirement, the participant retains all of their awards without providing additional service to the Company. Eligible retirement is dependent upon age and years of service, as follows: age 55 with ten years of service, age 60 with five years of service and age 65 with two years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the EIP Plans and the LTIP or the date the individual becomes eligible to retire.

There are 5,300 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no shares have been reserved for issuance. Shares issued as a result of stock option exercises and the conversion of RSUs are expected to be funded with the issuance of new shares of Class A common stock.

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions were used in arriving at the fair value of stock options granted during the nine months ended September 30, 2006 (all stock options were granted during the second quarter of 2006):

Nine Months Ended September 30, 2006
Risk-free rate of return	5.0%
Expected term	6.25 years
Expected volatility	32.1%
Expected dividend yield	1.0%

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term of the option was based on the vesting terms and the contractual life of the option. As the Company did not have publicly traded stock historically, the expected volatility was based on the average of the historical and implied volatility of a group of companies that management believes is comparable to MasterCard. The expected dividends were based on the Company’s expected annual dividend rate.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

The weighted average grant-date fair value per share of options granted in the nine months ended September 30, 2006 was $14.64.

	Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—	—
Granted	553	$39
Exercised	—	—
Forfeited/expired	—	—

Outstanding at September 30, 2006	553	$39	9.7	$17,337

Exercisable at September 30, 2006	—	—	—	—

Options vested at September 30, 2006[1]	296	$39	9.7	$9,280

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

There were no options exercised in the three and nine months ended September 30, 2006 and 2005. As of September 30, 2006, there was $2,826 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

	Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—
Granted	2,952
Converted	—
Forfeited/expired	(79)

Outstanding at September 30, 2006	2,873	2.2	$202,116

RSUs vested at September 30, 2006[1]	1,109	1.9	$78,018

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the average of the high and low stock price on the New York Stock Exchange of the Company’s stock on the date of grant. In the case of RSUs granted upon the IPO, the fair value was the Company’s $39 IPO price. The weighted-average grant-date fair values of RSUs granted during the three and nine months ended September 30, 2006 were $61.58 and $39.02, respectively. There were no RSUs granted prior to these periods. The portion of the RSU award related to the minimum statutory withholding taxes will be settled in cash upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. There were no RSUs converted into shares of Class A common stock during the three and nine months ended September 30, 2006. As of September 30, 2006, there was $46,052 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 2.5 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

For the three months ended September 30, 2006, the Company recorded compensation expense for the equity awards of $5,497. For the nine months ended September 30, 2006, the Company recorded compensation expense for the equity awards of $12,322, of which $4,109 was incremental compensation cost primarily related to adjustments for performance premiums upon the conversion of awards, partially offset by assumed forfeitures of equity awards. Additionally, upon conversion of the awards, the Company reclassified $51,209 of liabilities related to awards issued under the EIP Plans to additional paid-in capital for the equity awards. The additional paid-in capital balance attributed to the equity awards was $63,531 as of September 30, 2006. The tax benefit related to the equity awards was $23,042 as of September 30, 2006. The liability related to the EIP Plans was $33,395 and $101,677 as of September 30, 2006 and December 31, 2005, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. On July 18, 2006, following the election of eight non-employee directors at an annual stockholders’ meeting, the Company granted 21 DSUs under the Director Plan at a fair value of $43.89. On September 14, 2006, following the election of an additional non-employee director and the reelection of a current board member as the Chairman of the Board, the Company granted an additional 2 DSUs under the Director Plan at a fair value of $61.98. The fair value of the DSUs was based on the average of the high and low stock price on the New York Stock Exchange on the date of grant. The weighted average grant-date fair value of DSUs granted during the three and nine months ended September 30, 2006 was $45.79 for both periods. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1,050 for the DSUs for the three and nine months ended September 30, 2006.

Note 14. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at September 30, 2006 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2006	$224,887	$3,160	$9,673	$212,054
2007	251,399	7,636	30,216	213,547
2008	186,594	6,254	24,393	155,947
2009	92,885	4,131	16,447	72,307
2010	58,170	1,819	4,104	52,247
Thereafter	167,940	40,475	9,439	118,026

Total	$981,875	$63,475	$94,272	$824,128

The table above excludes obligations from performance-based agreements with the Company’s customers and merchants due to their contingent nature. Included in the table above are capital leases with imputed interest expense of $13,514 and a net present value of minimum lease payments of $49,962. At September 30, 2006, $59,288 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was included in accounts payable or accrued expenses. Consolidated rental expense for the Company’s office space was approximately $7,901 and $7,681 for the three months ended September 30, 2006 and 2005, respectively, and $23,784 and $23,270 for the nine months ended September 30, 2006 and 2005,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,619 and $2,237 for the three months ended September 30, 2006 and 2005, respectively, and $6,389 and $6,363 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the table above includes approximately $180,000 relating to a sponsorship agreement that the Company has sought to enforce through legal proceedings. Should the Company not succeed, it would not be obligated to make the payments.

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

Note 15. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 17 herein, and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however, all have been individually settled. As more fully described in Note 17 herein, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting of Contingencies”, MasterCard recorded reserves of $89,270 as of December 31, 2005 of which $72,480 was paid in the three months ended September 30, 2006. MasterCard recorded additional reserves in the second quarter of 2006 of $23,250 in connection with the settlement of certain other litigations disclosed in Note 17 and made payments of $22,750 during the third quarter of 2006. During the nine months ended September 30, 2006, total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows:

Balance as of December 31, 2005	$605,000
Interest accretion	31,777
Reserve for litigation settlements (Note 17)	23,250
Payments	(95,340)

Balance as of September 30, 2006	$564,687

Note 16. Income Taxes

MasterCard had income tax expense of $99,105 and $215,146 for the three and nine months ended September 30, 2006, respectively, compared to $57,872 and $175,919 for the three and nine months ended September 30, 2005, respectively. The Company’s pretax income was $292,109 and $224,434 in the three and nine months ended September 30, 2006, respectively, compared to pretax income of $163,957 and $495,546 for the three and nine months ended September 30, 2005, respectively. Applying the 35% U.S. Federal statutory rate to the pretax income in 2006 would result in income tax expense of $78,552 for the nine months ended September 30, 2006. However, the Company’s income tax expense differs significantly in the nine months ended

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

September 30, 2006 primarily due to a $394,785 charitable contribution of shares of Class A common stock to the MasterCard Foundation in the second quarter of 2006, which is not deductible for tax purposes. In addition, other items consisting primarily of tax exempt interest, qualified domestic production activity income, nondeductible cash donations to the MasterCard Foundation and foreign activities have impacted the effective tax rate. The significant components of income tax expense and the effective tax rates for the nine months ended September 30, 2006 and September 30, 2005, as compared to the U.S. Federal statutory tax rate of 35%, are as follows:

	Nine Months Ended September 30,
	2006		2005
	Dollar Amount	Percent	Dollar Amount	Percent
Pretax Income	$224,434		$495,546

Income tax at 35% U.S. Statutory rate	$78,552	35.0%	173,441	35.0%
Nondeductible stock charitable contribution	143,489	63.9%	—	0.0%
Other	(6,895)	(3.0)%	2,478	0.5%

Total Income tax expense	$215,146	95.9%	$175,919	35.5%

Note 17. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations, the Privasys litigation, and the PSW litigation. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it may be found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operation, cash flow and financial condition.

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

On November 26, 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The final judgment also provided that from the effective date of the final judgment (October 15, 2004) until October 15, 2006, MasterCard was required to permit any issuer with which it entered into such an agreement prior to the effective date of the final judgment to terminate that agreement without penalty, provided that the reason for the termination was to permit the issuer to enter into an agreement with American Express or Discover. The final judgment imposed parallel requirements on Visa.

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

In addition, on September 18, 2003, MasterCard filed a motion before the District Court judge in this case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On December 8, 2003, the District Court ruled that it lacked jurisdiction to issue an injunction while the appellate process in the DOJ litigation was pending. In light of the Supreme Court’s denial of certiorari on October 4, 2004, jurisdiction was again vested with the District Court. On January 10, 2005, MasterCard renewed its challenge to the bylaw in the District Court, seeking to enjoin Visa from maintaining or enforcing the bylaw and requiring Visa to offer its top 100 offline issuers a right to rescind any debit card agreements entered into with Visa while the settlement service fee was in effect. On August 18, 2005, the District Court issued an order appointing a special master to conduct an evidentiary hearing and then issue a report and recommendation as to whether the settlement service fee violates the Court’s final judgment. On July 7, 2006, the special master issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On July 27, 2006, MasterCard filed a motion to adopt the special master’s report. That same day, Visa filed objections to the special master’s report. The parties are awaiting a decision by the District Court. If MasterCard is unsuccessful and Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it could inhibit the growth of MasterCard’s debit business. At this time, it is not possible to determine the ultimate resolution of this matter.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, also on April 14, 2005 and in subsequent rulings, with respect to the market for general purpose card network services, the District Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On November 9, 2005, the Court denied MasterCard’s motion to dismiss Discover’s claims based upon effects in an alleged debit market. On November 30, 2005, MasterCard filed an answer to the amended complaint. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. A status conference has been scheduled for January 4, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, also on April 14, 2005 and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. On November 9, 2005, the Court denied MasterCard’s motion to dismiss American Express’ conspiracy to restrain trade claims in the alleged market for debit card network services. On November 30, 2005, MasterCard filed an answer to the complaint. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. A status conference has been scheduled for January 4, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 15). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On December 14, 2005, the California Supreme Court granted plaintiff’s petition for review. On July 25, 2006, plaintiff sent a letter to the Court seeking the withdrawal of the petition, to which the Court has not yet responded.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard has paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440, which is expected to be paid in 2007, to settle the Schwartz matter. On September 11, 2006, Judge Pauley heard oral arguments in support of preliminary approval of the settlement agreements. The court has not yet ruled on preliminary approval. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals.

Based upon litigation developments, certain of which were favorable to MasterCard and progress in ongoing settlement discussions in these currency conversion cases, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard had previously established total legal reserves of $89,270 in 2005 in connection with these currency conversion cases. At this time, it is not possible to predict with certainty the ultimate resolutions of these matters.

Merchant Chargeback-Related Litigations

On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to a merchant’s bank (the “acquirer”) by the cardholder’s bank (the “issuer”) at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for failure to state a cause of action. On March 30, 2005, the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. The Second Circuit heard oral argument on the appeal on November 22, 2005. On October 27, 2006, the Second Circuit issued an unanimous decision affirming the District Court’s decision. The plaintiff’s time within which to seek certiorari of the Second Circuit’s decision with the U. S. Supreme Court is currently running.

In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A., et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiff seeks disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiff purportedly alleges that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiff seeks injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On August 23, 2006, MasterCard moved for judgment on the pleadings based upon a recent California Supreme Court decision which held that newly enacted statutory standing requirements for actions brought under Section 17200 applied to existing cases. Plaintiff has until November 6, 2006 to file a motion to amend the complaint to add an affected plaintiff. The court has scheduled oral argument on December 22, 2006 on MasterCard’s motion for judgment on the pleadings and, if filed, plaintiff’s motion to amend the complaint.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, the merchant chargeback-related litigations. Except as indicated below for the PSW litigation, no provision for losses has been provided in connection with these litigations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

On September 20, 2004, MasterCard was served with a complaint titled PSW Inc. v. Visa U.S.A. Inc, MasterCard International Incorporated, et. al., No. 04-347, in the District Court of Rhode Island. The plaintiff, as alleged in the complaint, provided credit card billing services primarily for adult content web sites. The plaintiff alleged defendants’ excessive chargeback standards, exclusionary rules, merchant registration programs, cross-border acquiring rules and interchange pricing to internet merchants violated federal and state antitrust laws as well as state contract and tort law. The plaintiff sought $60,000 in compensatory damages as well as $180,000 in punitive damages. On May 20, 2005, MasterCard moved to dismiss all of PSW’s claims in the complaint for failure to state a claim and argument on the motion before a magistrate judge was held on November 2, 2005. On February 3, 2006, the magistrate issued a report and recommendation in which he recommended the dismissal of plaintiffs’ antitrust claims, First Amendment claim, and state law claims for conversion, embezzlement, tortious interference with prospective economic advantage, and breach of the implied covenant of good faith and fair dealing. However, the magistrate’s report also recommended that MasterCard’s motion to dismiss plaintiff’s claims for breach of contract and tortious interference with contractual relations be denied. On February 28, 2006, the District Court adopted the magistrate’s report and recommendation. On July 13, 2006, the parties entered into a settlement agreement resolving all claims between the parties. On September 19, 2006, the court signed a stipulation and order dismissing the case with prejudice. Based upon litigation developments and settlement negotiations, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard had recorded legal reserves for the PSW litigation during the second quarter of 2006.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final. For a description of the financial terms of the settlement agreement, see Note 15.

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in the majority of these cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. Specifically, courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin, Florida, Nevada, Tennessee and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. Plaintiffs have outstanding appeals of these dismissals in Nebraska and Iowa. In addition, there are outstanding cases in the District of Columbia, New

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

Mexico, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. The court in California granted MasterCard’s motion to dismiss the respective state unfair competition claims but denied MasterCard’s motion with respect to Section 17200 claims for unlawful, unfair, and/or fraudulent business practices. On February 14, 2006, MasterCard answered the West Virginia complaint after its motion for summary judgment was denied and the parties are now proceeding with discovery.

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigations.” On December 2, 2005, plaintiffs filed a third amended complaint containing similar allegations to those referenced above. On January 24, 2006, MasterCard and Visa jointly moved to dismiss the plaintiffs’ claims for failure to state a claim. On March 10, 2006, the plaintiffs filed an opposition to the defendants’ motion. The court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties will now proceed with discovery.

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

On October 3, 2005, MasterCard filed suit against Privasys in the U.S. District Court for the Southern District of New York seeking a declaration that (1) there was no need to correct the inventorship of the MasterCard patent, (2) MasterCard had not misappropriated any trade secrets of Privasys, to the extent that any existed, and (3) a non-disclosure agreement between Privasys and MasterCard was void and unenforceable and that MasterCard had not breached the non-disclosure agreement or the terms of an exclusive marketing agreement between the parties. MasterCard also alleged breach of the marketing agreement by Privasys.

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

On December 21, 2005, MasterCard filed a motion to dismiss Privasys’ antitrust, fraud and related counterclaims. On January 18, 2006, Privasys amended its counterclaims, omitting the antitrust claim and certain duplicative claims, but retaining other claims against MasterCard, including causes of action for fraud and deceit. MasterCard replied, denying any wrongdoing. On August 11, 2006, MasterCard and Privasys reached a settlement involving the cross-licensing of intellectual property, which ended the litigation between the parties. A stipulation and order of dismissal was filed on August 25, 2006. Based upon the progress of settlement negotiations, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard had recorded reserves related to this litigation in the second quarter of 2006.

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

On June 9, 2006, MasterCard answered the First Amended Class Action Complaint and the individual merchant complaints. In addition to answering the complaints, MasterCard moved to dismiss or, alternatively, moved to strike the pre-2004 damages claims that were contained in the First Amended Class Action Complaint. Further, MasterCard moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. Plaintiffs filed oppositions to MasterCard’s motions to dismiss on July 21, 2006. The Court has scheduled oral arguments on both of these motions to dismiss on November 21, 2006. The Court has ordered that new fact discovery may proceed and such fact discovery is scheduled to be completed by November 30, 2007,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

with briefing on case dispositive motions scheduled to be completed by November 24, 2008. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member banks in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On October 30, 2006, plaintiffs filed an opposition to MasterCard’s motion.

European Union. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border interchange fee under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt the Visa interchange fee from these rules through the end of 2007 based on certain changes proposed by Visa to its interchange fees. Among other things, in connection with the exemption order, Visa agreed to adopt a cost-based methodology for calculating its interchange fees similar to the methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its interchange rates for debit and credit transactions to amounts at or below certain specified levels.

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border interchange fee. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. MasterCard filed its response to the supplemental Statement of Objections on October 16, 2006. A hearing on the matter is scheduled to take place on November 14 and 15, 2006. Following this, the European Commission could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border interchange fee. MasterCard Europe could appeal such a decision to the European Court of Justice. The European Commission has informed MasterCard that it does not intend to levy a fine against MasterCard even if it determines that MasterCard’s cross-border interchange fee violates European Community competition rules. Because the cross-border interchange fee constitutes an essential element of MasterCard Europe’s operations, changes to it could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers seeking substantial damages.

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

However, the OFT is still proceeding with its investigation of MasterCard’s current U.K. interchange fees and, if it determines that they contravene U.K. and European Union competition law, it could issue a new decision and seek to fine MasterCard. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

Other Jurisdictions. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. The PCA may issue a decision before the end of 2006, that could find that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and impose fines on MasterCard (and Visa) and/or its (their respective) licensed financial institutions. MasterCard Europe will likely appeal any negative decision and imposition of fines by the PCA. In November 2003, MasterCard assumed responsibility for setting domestic interchange fees in New Zealand, which previously had been set by MasterCard’s member financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard has cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic interchange fees and met with the NZCC on several occasions to discuss its investigation. The NZCC may take a decision before the end of 2006 concerning whether MasterCard’s domestic interchange fees comply with New Zealand competition law. If it determines that they do not, the NZCC may commence legal action to require MasterCard to amend its interchange fee practices in New Zealand. On January 1, 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.” MasterCard filed its

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

response to the complaint on October 4, 2006. MasterCard understands that the Federal Cartel Office is continuing to review the complaint. In Spain, the Competition Tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems, and beginning the process to revoke the exemption it had previously granted to the third such system. The interchange fees set by these three processors apply to MasterCard (and Visa) transactions in Spain and, consequently, MasterCard appealed its decision. In addition, the Tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. In December 2005, the processors agreed to change the manner in which they set interchange fees, and the new fees are currently being assessed by the Spanish competition authorities to determine if they qualify for an exemption. The outcome could have a material impact on MasterCard’s business in Spain. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Portugal, Norway, South Africa, Mexico, Colombia, Brazil and Hungary are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

Note 18. Settlement and Travelers Cheque Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under MasterCard International’s rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. Settlement Exposure is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s rules to effect such payments, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis to estimate potential concentration risks and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	September 30, 2006	December 31, 2005
MasterCard-branded transactions:
Gross Settlement Exposure	$17,157,476	$15,568,485
Collateral held for Settlement Exposure	(1,713,925)	(1,515,361)

Net uncollateralized Settlement Exposure	$15,443,551	$14,053,124

Uncollateralized Settlement Exposure attributable to non-compliant members	$40,520	$102,165

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,569,159	$2,043,885

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 49% at September 30, 2006 and December 31, 2005. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 10% at September 30, 2006 and December 31, 2005. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 62% and 75% at September 30, 2006 and December 31, 2005, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $735,854 and $934,124 at September 30, 2006 and December 31, 2005, respectively.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $589,963 and $762,579 at September 30, 2006 and December 31, 2005, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $23,670 and $26,457 at September 30, 2006 and December 31, 2005,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 19. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements denominated in foreign currencies and the possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$40,501	$134	$77,555	$194
Commitments to sell foreign currency	$16,458	$(10)	33,351	245

Euro Functional Currency

	September 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$175,227	$(1,000)	$217,925	$922
Commitments to sell foreign currency	$24,893	$(74)	$39,446	$(535)

Brazilian Real Functional Currency

	September 30, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$19,832	$(1,398)	$—	$—

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Brazilian real, Australian dollars and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data) (continued)

terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $553 of net losses and $739 of net gains, after tax, in accumulated other comprehensive income as of September 30, 2006 and December 31, 2005, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2006 and December 31, 2005.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties, which are also members of MasterCard International. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

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

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP. Specifically, we are presenting information regarding changes in operating expenses in the three and nine months ended September 30, 2006 compared to the same periods in 2005 that exclude a non-cash charge associated with the donation of shares of Class A common stock to the MasterCard Foundation (the “Foundation”), charges associated with litigation settlements and a catch-up adjustment relating to cash award executive incentive plans (“EIP”) (collectively the “special items”) as well as gross assessments excluding certain pricing modifications, because the Company’s management believes that exclusion of this information facilitates understanding of our results of operations and provides meaningful comparison of results between periods. See “—Operating Expenses” for a table which provides a reconciliation of operating expenses excluding special items to the most directly comparable GAAP measure. Similarly, we present the effective tax rate with and without the impact of the stock donation to the MasterCard Foundation for the nine months ended September 30, 2006 because the stock donation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership implemented during the second quarter of 2006. The effective tax rate without the impact of the stock donation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2005.

Overview

We are a global payment solutions company that provides a variety of services in support of our customers’ credit, debit and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our financial institution customers. As part of managing these brands, we also provide our customers with information and transaction processing services and establish and enforce rules and standards surrounding the use of our payment card system by customers and merchants to manage payment systems integrity. We generate revenues from the fees that we charge our customers for providing these transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the gross dollar volume (“GDV”) of activity on the cards that carry our brands (assessments). Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Operations fees are typically transaction-based and include authorization, settlement and switch, connectivity, currency conversion and cross-border, warning bulletins, and other fees for a variety of additional services. Assessments are primarily based on GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV. GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our operating expenses are comprised primarily of general and administrative expenses such as personnel, professional fees, data processing, telecommunications, travel and advertising and marketing expenses to promote our brands, including promotions and sponsorships.

We evaluate and monitor our business based on our results of operations, including our percentage of revenue growth and operating expenses as a percentage of total revenue, and our financial position. In addition, we utilize growth in GDV and processed transactions to monitor the strength of our business.

We achieved revenue growth of 13.9% and 11.9% in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005. During the three months ended September 30, 2006, the impact of favorable foreign currency fluctuation of the euro against the dollar contributed approximately 1% to the increase in revenues. However, during the nine months ended September 30, 2006, there was a negligible impact to revenues for the unfavorable foreign currency fluctuation of the euro against the dollar. The increase in revenues was principally due to growth in transactions and volumes and restructuring of currency conversion pricing. In April 2006, we restructured our currency conversion pricing by initiating a charge to our issuers and acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for performing currency conversion. The restructuring of the currency conversion pricing and other less significant pricing modifications accounted for approximately 3.3% and 2.3% of our revenue growth for the three and nine months ended September 30, 2006, respectively. Certain other pricing changes that went into effect on April 1, 2005 have also impacted our revenue growth in the nine months ended September 30, 2006. Our revenue growth was moderated by a 38.9% and 48.6% increase in rebates and incentives in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005.

Operating expenses decreased 2.6% in the three months ended September 30, 2006 and increased 33.2% in the nine months ended September 30, 2006, from the comparable periods in 2005. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses increased 8.8% and 13.4% in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005. Our operating expenses as a percentage of total revenues were 69.5% and 92.6% in the three and nine months ended September 30, 2006, respectively, versus 81.3% and 77.9% in the comparable periods in 2005, respectively. Excluding the impact of special items, our operating expenses as a percentage of total revenues were 69.5% and 72.8% in the three months ended September 30, 2006 and 2005, respectively, and 75.8% and 74.8% in the nine months ended September 30, 2006 and 2005, respectively. The 8.8% and 13.4% increases in operating expenses, excluding the impact of special items, for the three and nine months ended September 30, 2006, respectively, were due to an increase in personnel costs, professional fees and in the nine months ended September 30, 2006, the increase was also due to MasterCard’s sponsorship of the 2006 FIFA World Cup which involved a significant amount of resources for the sponsorship fee, special programming, promotions and event marketing.

We successfully completed our initial public offering (“IPO”) and implemented a new governance structure during the second quarter of 2006 (see “Impact of the IPO” below). We donated $395 million of our Class A common stock and $5.5 million in cash to the Foundation during the second quarter of 2006. Accordingly, our net income was impacted and we recorded net income of $9 million, or $0.07 per basic and diluted share, for the nine months ended September 30, 2006.

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

Impact of the IPO

We completed a plan for a new ownership and governance structure in the second quarter 2006, including the election of a new Board of Directors comprised of a majority of independent directors, establishment of a charitable foundation and completion of the IPO.

Under the new ownership and governance structure, our previous stockholders retained a 41% equity interest in the company through ownership of new non-voting Class B common stock. In addition, previous stockholders received a single share of Class M common stock that has no economic rights but provides certain voting rights, including the right to approve specified significant corporate actions and to elect up to three of MasterCard’s directors (but not more than one quarter of the total number of directors).

We also issued 66,134,989 shares of a new voting Class A common stock to public investors through the IPO which closed in May 2006. These public investors hold shares representing approximately 49% of our equity and 83% of our general voting power. Additional shares of Class A common stock, representing approximately 10% of our equity and 17% of our voting rights, have been issued as a donation to the Foundation, a charitable foundation incorporated in Canada. See “Contribution Expense—Foundation” for additional information.

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

In addition, in connection with our new ownership and governance structure, we have implemented equity-based compensation plans. We have converted certain of our existing long-term incentive cash awards into equity-based compensation awards under this plan. Based on this conversion, we will recognize approximately $10 million in additional personnel expense in future periods based on vesting within the plans. The Human Resources and Compensation Committee of our Board of Directors also approved 2006 awards under the equity-based long-term incentive plan. We also granted a one time restricted stock unit award to non-executive management employees of approximately 440 thousand shares in total, which resulted in deferred stock-based compensation equal to the fair value of the restricted stock units issued of approximately $17 million, which will be amortized over a three-year vesting period.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign exchange rates. Assessments are calculated based on local currency volume, after conversion to U.S. dollar volume using average exchange rates for the quarter. As a result, assessment revenues increased due to the overall weakening of the U.S. dollar compared to the foreign currencies of our volumes in the three and nine months ended September 30, 2006 versus the same periods in 2005. In the three and nine months ended September 30, 2006, respectively, an 16.5% and 15.3% increase in GDV on a U.S. dollar converted basis, was approximately the same as local currency GDV growth of 15.0% and 15.3%, compared to the same periods in the prior year, respectively.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Euro to U.S. dollar average exchange rate	$1.28	$1.22	$1.25	$1.26
Strengthening (devaluation) of U.S. dollar to euro	(4)%	—	1%	(3)%
Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	1%	—	—	1%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	1%	—	—	1%

Revenues

We earned approximately 73.3% and 71.1% of our net revenues from net operations fees and approximately 26.7% and 28.9% of our net revenues from net assessments in the three and nine months ended September 30, 2006, respectively. Operations fees are typically user fees for facilitating the processing of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

•	Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval to or from the issuer or, in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

•	Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. Once quantified, we transfer the financial transaction details and relevant funds among issuers, acquirers or their designated third-party processors. We charge a fee for these settlement services. These fees are primarily paid by issuers.

•	Switch fees are charges for the use of the MasterCard Debit Switch (“MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•	Currency conversion and cross-border are volume-based revenues. Cross-border volumes are volumes generated by transactions in which the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders for transactions. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. In April 2006, we restructured our currency conversion by initiating a charge to our issuers and acquirers for all cross-border transaction volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge our issuers for performing currency conversion.

•	Acceptance development fees are charged to issuers based on components of GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S. based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. The methodology for calculating the transmission fees was changed on April 1, 2005 so that they are based on the volume of information being transmitted through our systems and the number of connections to our systems. Prior to April 1, 2005, these transmission fees were calculated solely based on the number and type of connections.

•	Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, were less than 10% of our consolidated revenues in the three and nine months ended September 30, 2006.

•	Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, information and reports, as well as compliance programs and penalties, to assist our customers in managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

Generally, we process certain MasterCard-branded domestic transactions in the U.S., U.K., Canada and Australia. We process substantially all cross-border MasterCard, Maestro and Cirrus transactions. Operations fees vary by region. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Offline debit transactions are generally signature-based debit transactions and are processed similar to credit transactions. The operations fees charged for processing offline debit transactions are also similar to credit transactions. Operations fees for processing domestic online debit transactions (Maestro and Cirrus transactions) are priced in a similar manner as domestic offline debit and domestic credit transactions, while international offline debit and international credit transactions are priced higher than international online debit transactions.

Assessments are calculated based on our customers’ GDV. Assessment rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit volumes are assessed at higher rates than online debit volumes. In addition, from time to time the Company may introduce assessments for specific purposes such as market development programs. These assessments are often introduced at the request of customers in a particular region or country. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance.

In the three and nine months ended September 30, 2006, gross revenue grew 19.0% and 18.9%, respectively, from the comparable periods in 2005. A component of our revenue growth for the three and nine months ended September 30, 2006 was the result of restructuring currency conversion pricing in April 2006. In addition, a component of our nine month revenue growth was due to the impact of implementing new fees and increasing existing fees on April 1, 2005. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 23.8% and 23.7% for the three and nine months ended September 30, 2006, respectively, compared to 20.4% and 18.9% in the same periods in 2005, respectively. These pricing arrangements reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our key customers, the growing power of merchants and the impact of restructured pricing. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The U.S. remains our largest geographic market based on revenues. However, non-U.S. revenues grew at a faster rate than U.S. revenues in the nine months ended September 30, 2006 compared to the same period in 2005. The growth was not specifically related to any one region in which we do business. Revenue generated in the U.S. was approximately 52.5% and 52.6% of total revenues in the three and nine months ended September 30, 2006, respectively, and 51.8% and 53.8% of total revenues in each of the same periods in 2005, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in any period.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack. Consumer behavior can be impacted by a number of factors, including confidence in the MasterCard brand.

Results of Operations

	Three Months Ended September 30,		Percent Increase (Decrease) 2006 vs. 2005	Nine Months Ended September 30,		Percent Increase (Decrease) 2006 vs. 2005
	2006	2005		2006	2005
	(In millions, except per share and GDV amounts)
Operations fees	$661	$514	28.6%	$1,768	$1,414	25.0%
Assessments	241	278	(13.3)	719	808	(11.0)

Total revenue	902	792	13.9	2,487	2,222	11.9
General and administrative	393	350	12.2	1,106	976	13.3
Advertising and market development	209	219	(4.6)	699	623	12.3
Litigation settlements	—	48	(100.0)	23	48	(51.8)
Charitable contributions to the MasterCard Foundation	—	—	—	400	—	—
Depreciation and amortization	25	27	(4.3)	75	83	(10.0)

Total operating expenses	627	644	(2.6)	2,303	1,730	33.2

Operating income	275	148	85.8	184	492	(62.7)
Total other income	17	16	8.0	40	4	* *

Income before income tax expense	292	164	78.2	224	496	(54.7)
Income tax expense	99	58	71.2	215	176	22.3

Net income	$193	$106	81.9	$9	$320	(97.1)

Net income per share (basic)[1]	$1.42	$.79	79.7	$.07	$2.37	(97.0)
Weighted average shares outstanding (basic)[1]	136	135	1.0	135	135	—

Net income per share (diluted)[1]	1.42	.79	79.7	.07	2.37	(97.0)
Weighted average shares outstanding (diluted)[1]	136	135	1.0	136	135	1.0

Effective income tax rate	33.9%	35.3%	* *	95.9%[2]	35.5%	* *
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$502	$431	16.5%	$1,424	$1,235	15.3%
Processed transactions[3]	4,200	3,532	18.9%	11,710	9,961	17.6%

**	Not meaningful
[1]	As more fully described in Note 1 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions, we reclassified all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
[2]	The effective tax rate includes the impact of a $395 million stock charitable contribution which is not deductible for tax purposes.
[3]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions. In the first quarter of 2006, we updated our transaction detail to remove certain on-line debit transactions which did not result in a flow of funds, for example balance inquiry or failed transactions. Management determined that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions for the three and nine months ended September 30, 2005 have been restated to be consistent with the calculation of processed transactions in 2006. Revenue has not been impacted by this change.

Operations Fees

	For the three months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease) 2006 vs. 2005	For the nine months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease) 2006 vs. 2005
	2006	2005			2006	2005
Authorization, settlement and switch	$304	$271	$33	12.2%	$853	$764	$89	11.6%
Currency conversion and cross border	198	92	106	115.2%	442	243	199	81.9%
Acceptance development fees	57	47	10	21.3%	158	121	37	30.6%
Warning bulletin fees	17	19	(2)	(10.5)%	52	52	—	—
Connectivity	22	18	4	22.2%	61	43	18	41.9%
Consulting and research fees	18	19	(1)	(5.3)%	54	44	10	22.7%
Other operations fees	113	94	19	20.2%	328	270	58	21.5%

Gross operations fees	729	560	169	30.2%	1,948	1,537	411	26.7%
Rebates	(68)	(46)	(22)	(47.8)%	(180)	(123)	(57)	(46.3)%

Net operations fees	$661	$514	$147	28.6%	$1,768	$1,414	$354	25.0%

•	Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 18.9% and 17.6% in three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005. Offsetting the increase in growth due to increased transactions was a reduction of revenues within our Europe region due to the implementation of price changes to make our pricing SEPA compliant. These price changes are expected to be slightly positive on a total gross revenue basis; however, these changes will impact individual revenue categories, in particular currency conversion and cross-border revenues and assessments. In the nine months ended September 30, 2006, a portion of the revenue increase was also due to the pricing of a component of these revenues being restructured on April 1, 2005.

•	Currency conversion and cross-border revenues increased $106 million, or 115.2%, and $199 million, or 81.9%, in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. These increases were primarily due to restructuring of currency conversion pricing in April 2006. We restructured our currency conversion pricing by initiating a charge to our issuers, and in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase, $42 million and $75 million in the three and nine months ended September 30, 2006, respectively, was due to the reclassification of certain assessment revenues in our Europe region to cross-border volume revenue. In addition to the restructuring of these revenues, a portion of the increase was due to an increase in the underlying level of cross-border transaction volumes of 15.0% and 16.8% in the three and nine months ended September 30, 2006, respectively, and our customers’ need for transactions to be converted into their base currency.

•	Acceptance development fees in the three and nine months ended September 30, 2006 increased compared to the same periods in 2005. The increase for the three and nine months ended September 30, 2006 was primarily volume driven and the increase for the nine months ended September 30, 2006 also includes the impact of the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information. In the three months ended September 30, 2006, there was a decline in the number of listings of invalid or fraudulent accounts, accordingly this revenue declined.

•	Connectivity revenues in the three and nine months ended September 30, 2006 increased compared to the same periods in 2005. The increase for the three and nine months ended September 30, 2006 was primarily volume driven and the increase for the nine months ended September 30, 2006 also includes the impact of the implementation of new fees and increases on the pricing of existing fees which occurred on April 1, 2005.

•	Consulting and research fees increased primarily due to new engagements with our customers in the nine months ended September 30, 2006 compared to the same period in 2005. Our business agreements with certain customers may include consulting services as an incentive. Approximately 39.3% and 35.7% of consulting revenue in the three and nine months ended September 30, 2006 was generated by new engagements which were provided to customers as a component of incentive agreements compared to 7.7% and 8.5% in the same periods in 2005. This type of incentive increases consulting fees and reduces assessments.

•	Other operations fees represent various revenue streams including cardholder services, compliance and penalty fees, holograms, and manuals and publications. The change in any individual revenue component was not material.

•	Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to renewals of customer agreements, ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 9.3% and 9.2% in the three and nine months ended September 30, 2006, respectively, and 8.2% and 8.0% compared to the same periods in 2005, respectively.

  Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended September 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005	For the nine months ended September 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005
	2006	2005			2006	2005
Gross assessments	$455	$435	$20	4.6%	$1,310	$1,204	$106	8.8%
Rebates and incentives	(214)	(157)	(57)	(36.3)%	(591)	(396)	(195)	(49.2)%

Net Assessments	$241	$278	$(37)	(13.3)%	$719	$808	$(89)	(11.0)%

GDV growth was 15.0% and 15.3% in the three and nine months ended September 30, 2006 when measured in local currency terms, and 16.5% and 15.3% when measured on a U.S. dollar converted basis. A portion of our GDV growth relates to an increase in online debit volumes which are priced at a lower assessment rate compared to credit and offline debit volumes. Accordingly, assessments are increasing at a lower rate than GDV. Rebates and incentives provided to customers and merchants reduce assessments growth. Rebates and incentives as a percentage of gross assessments were 47.0% and 45.1% in the three and nine months ended September 30, 2006, respectively, compared to 36.1% and 32.9% for the same periods in 2005, respectively. Rebates and incentives are primarily based on GDV, and may also contain fixed components for the issuance of new cards, launch of marketing programs or consulting services. During the second quarter of 2006, we provided significant incentives to support the conversion of a large payment card program to MasterCard. The conversion was completed by June 30, 2006.

Assessments were also impacted in the three and nine months ended September 30, 2006 by a reclassification of $42 million and $75 million, respectively, from assessments to currency conversion and cross-border revenues, offset by $4 million and $14 million, respectively, in pricing increases to make our pricing SEPA compliant in Europe. Our gross assessments would have increased 13.3% and 13.9% in the three and nine months ended September 30, 2006, respectively, if these pricing modifications were not made in April 2006. Based on the reclassification and the expected increase in incentives and rebates, we expect negative net assessment growth in 2006.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other litigation settlements, contributions to the Foundation and depreciation and amortization expenses. In the three months ended September 30, 2006, there was a decrease in operating expenses of $17 million, or 2.6%, and in the nine months ended September 30, 2006 operating expenses increased $573 million, or 33.2% compared to the same periods in 2005. As described above, the following table shows a reconciliation of operating expenses excluding special items to the most directly comparable GAAP measure which management believes creates a more meaningful comparison of results between periods:

	For the three months ended September 30, 2006				For the three months ended September 30, 2005
($ millions)	Actual	Special Items		As Adjusted	Actual	Special Items		As Adjusted	Percentage As Adjusted
General and Administrative	393	—		393	350	19	[a]	331	18.7%
Advertising and Marketing	209	—		209	219	—		219	(4.6)%
Litigation Settlements	—	—		—	48	48	[b]	—	—
Charitable Contributions	—	—		—	—	—		—	—
Depreciation and Amortization	25	—		25	27	—		27	(4.3)%

Total operating expenses	627	—		627	644	67		577	8.8%

Total operating expenses as a percentage of total revenues	69.5%			69.5%	81.3%			72.8%

	For the nine months ended September 30, 2006				For the nine months ended September 30, 2005
($ millions)	Actual	Special Items		As Adjusted	Actual	Special Items		As Adjusted	Percentage As Adjusted
General and Administrative	1,106	—		1,106	976	19	[a]	957	15.6%
Advertising and Marketing	699	—		699	623	—		623	12.3%
Litigation Settlements	23	23	[b]	—	48	48	[b]	—	—
Charitable Contributions	400	395	[c]	5	—	—		—	—
Depreciation and Amortization	75	—		75	83	—		83	(10.0)%

Total operating expenses	2,303	418		1,885	1,730	67		1,663	13.4%

Total operating expenses as a percentage of total revenues	92.6%			75.8%	77.9%			74.8%

[a]	Adjustment to reflect accounting methodology change for cash-based executive incentive plans
[b]	Litigation settlements
[c]	Contribution of stock to the MasterCard Foundation

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. In the three and nine months ended September 30, 2006, these activities accounted for approximately 43.6% and 44.5% of total revenues, respectively, compared to 44.2% and 43.9% in the same periods in 2005, respectively. The major components of general and administrative expenses were as follows:

	For the three months ended September 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005	For the nine months ended September 30,		Dollar Increase (Decrease) 2006 vs. 2005	Percent Increase (Decrease) 2006 vs. 2005
	2006	2005			2006	2005
Personnel	$253	$239	$14	5.9%	$714	$644	$70	10.9%
Professional fees	52	31	21	67.7%	128	93	35	37.6%
Telecommunications	18	18	—	—	52	53	(1)	(1.9)%
Data processing	14	13	1	7.7%	44	45	(1)	(2.2)%
Travel and entertainment	22	20	2	10.0%	71	61	10	16.4%
Other	34	29	5	17.2%	97	80	17	21.3%

General and administrative expenses	$393	$350	$43	12.2%	$1,106	$976	$130	13.3%

•	Personnel consists of employee compensation, benefits, training, recruiting and severance costs, as well as contractor and temporary personnel costs. Personnel expense in the three and nine months ended September 30, 2006 includes the cost of additional staff to support our strategic initiatives as well as increased severance to update the severance plan assumptions. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required. These increases were offset in a year-over-year comparison due to a catch-up adjustment of $19 million recorded in the three months ended September 30, 2005 related to MasterCard changing its method of recognizing the cost of its EIP cash awards.

•	Professional fees consist of expenses for consulting, legal, accounting and tax services. Professional fees increased in the three and nine months ended September 30, 2006 primarily due to legal costs to defend our outstanding litigation and consulting services used to execute our strategy.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity as well as due to increased travel around 2006 FIFA World Cup related activities.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. In the three and nine months ended September 30, 2006, these activities accounted for approximately 23.2% and 28.1% of total revenues, respectively, compared to 27.7% and 28.0% in the same periods in 2005, respectively. Advertising and market development expenses decreased $10 million or 4.6% and increased $76 million or 12.3% in the three and nine months ended September 30, 2006, respectively, versus the comparable periods in 2005. MasterCard was a sponsor of the 2006 FIFA World Cup. To fully leverage this valuable asset, we devoted a significant amount of resources for the sponsorship fee, special programming, promotions and event marketing during the three and nine months ended September 30, 2006. The 2006 FIFA World Cup final events were in the beginning of the three months ended September 30, 2006, and accordingly we spent less on other advertising than the comparable period in 2005.

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

Merchant Lawsuit and Other Litigation Settlements

In the first quarter of 2003, we recorded a pre-tax charge of $721 million ($469 million after-tax) consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. merchant lawsuit settlement agreement by the court, and other factors. We are also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting of Contingencies”, we have recorded reserves of $89 million in 2005 of which $72 million was paid in the three months ended September 30, 2006. We also recorded additional reserves in the second quarter of 2006 of $23 million in connection with the settlement of certain other litigations which were paid during the third quarter of 2006.

Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows (in millions):

Balance as of December 31, 2005	$605
Interest accretion	32
Reserve for litigation settlements	23
Payments	(95)

Balance as of September 30, 2006	$565

Contribution Expense—Foundation

At the time of the IPO, we issued 13,496,933 shares of our Class A common stock as a donation to the Foundation that is incorporated in Canada and controlled by directors who are independent of us and our members. The Foundation will build on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology, and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation will support organizations that provide microfinance programs and services to financially disadvantaged persons and communities in order to enhance local economies and develop entrepreneurs. We also expect to donate approximately $40 million in cash to the Foundation over a period of up to four years in support of its operating expenses and charitable disbursements for the first four years of its operations, and we may make additional cash contributions to the Foundation during and after this period. In connection with the donation of the Class A common stock, we recorded an expense of $395 million which was equal to the aggregate value of the shares we donated. The value of the shares of Class A common stock we donated was determined based on the IPO price per share of Class A common stock in the IPO less a marketability discount of 25%. This marketability discount and the methodology used to quantify it were determined by management in consultation with independent valuation consultants retained by MasterCard. This discount was calculated based on analyses of prices paid in transactions of restricted stock of publicly held companies and on income based analyses. Additionally, we recorded a $5.5 million expense for cash donations we made to the Foundation during the second quarter of 2006. As a result of these expenses, we may record a net loss for the 2006 fiscal year. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes. As a result of this difference between the financial statement treatment and tax treatments of the donation, there was a significant increase to our effective income tax rate for the nine months ended September 30, 2006 and we expect there to be a significant increase to the 2006 fiscal year effective income tax rate compared to the same periods in 2005. We also expect to record an expense equal to the value of any cash we donate in the period or periods in which any such donations are made.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2 million and $8 million in the three and nine months ended September 30, 2006, respectively, versus the comparable periods in 2005. This decrease was primarily related to certain assets becoming fully depreciated and fewer additions of equipment and software during 2006.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $18 million and $45 million in the three and nine months ended September 30, 2006, respectively, versus comparable periods in 2005. The increase is primarily driven by interest income from higher cash and short-term investment balances principally relating to the proceeds received from the IPO, increases in interest rates and dividends received. The interest earned on the IPO proceeds ultimately used for the stock redemption was approximately $7 million in the nine months ended September 30, 2006.

Interest expense decreased $1 million and $8 million in the three and nine months ended September 30, 2006 compared to the same periods in 2005. During the nine months ended September 30, 2006, $4 million was due to a refund of interest assessed in an audit of the Company’s federal income tax return, as well as the reduction of interest reserve requirements related to the Company’s tax reserves, resulting from the reassessment of such reserves. In addition, $3 million was due to lower interest accretion relating to the U.S. merchant lawsuit settlement.

Other gains and losses decreased $18 million and $16 million in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to a $17 million settlement the Company received in resolution of a dispute of a customer business agreement in 2005.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2006 includes the impact of the $395 charitable contribution of MasterCard Class A common shares to the Foundation. This contribution was recorded as an expense in the income statement, however, it is not deductible for tax purposes. This resulted in a significant impact on our effective tax rate as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
Nine months ended September 30, 2006:
Income before income taxes	$224	95.9%	$395	$619	34.6%
Income tax expense[1]	215			214

Net Income	$9			$405

[1]	Income tax expense has been calculated with and without the impact of the stock donation to the Foundation.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At September 30, 2006 and December 31, 2005, we had $2.3 billion and $1.3 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs for the next twelve months. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Part I, Item 1A—“Risk Factors—Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of these risk factors. See also Note 17 to the Consolidated Financial Statements included herein.

	Nine Months Ended September 30,		Dollar Change Increase (Decrease) 2006 vs. 2005
	2006	2005
	(In millions)
Cash flow data:
Net cash provided by operating activities	$447	$348	$98
Net cash provided by (used in) investing activities	(240)	(127)	(113)
Net cash provided by financing activities	650	—	650

	September 30, 2006	December 31, 2005
	(In millions)
Balance sheet data:
Current assets	$3,358	$2,228
Current liabilities	1,555	1,557
Long-term liabilities	992	970
Equity	2,320	1,169

Net cash provided by operating activities in the nine months ended September 30, 2006 was $447 million compared to $348 million of net cash provided by operating activities in the nine months ended September 30, 2005. The increase in cash from operations was due to stronger operating performance and less customer and merchant prepayments made in 2006 versus the comparable period in 2005, partially offset by higher payments for taxes, advertising and litigation. The use of cash from investing activities in the nine months ended September 30, 2006 was primarily due to the purchases of available-for-sale-securities. The net cash provided by financing activities in the nine months ended September 30, 2006 of $650 million is the result of the proceeds received from the sale of Class A common stock to investors in the IPO (including the proceeds received pursuant to the underwriters’ option to purchase additional shares) of approximately $2.5 billion, which was offset by $1.8 billion for the redemption of Class B common stock.

Under the terms of the U.S. merchant lawsuit settlement agreement, we are required to pay $100 million annually each December through the year 2012. In addition, during the nine months ended September 30, 2006, we made payments of $95.3 million for currency conversion litigation and other litigation settlements.

On April 28, 2006, we entered into a committed 3-year unsecured $2.5 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced our prior $2.25 billion credit facility, which was to expire on June 16, 2006. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by our customers and, subject to a limit of $500 million, for general corporate purposes. The facility fee and borrowing cost are contingent upon our credit rating. At our current rating, we pay a facility fee of 8 basis points on the total commitment, or $2 million annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points (the LIBOR margin) or an alternative base rate. A utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. We were in compliance with the covenants of the Credit Facility as of September 30, 2006 and December 31, 2005. There were no borrowings under the Credit Facility as of and for the nine months ended September 30, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

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

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1 million euro overdraft facility. There is also a 1 million euro guarantee facility for MasterCard Europe. Interest on borrowings under the overdraft facility is charged at 50 basis points over the relevant market index and interest for the guarantee facility is paid at a rate of 1.5% per annum on outstanding guarantees. There were no borrowings under these facilities at September 30, 2006 and December 31, 2005. However, the euro guarantee facility supported bank-issued guarantees for a total of 849 thousand euros and 810 thousand euros, for the respective periods, which reduced the amount of funds available under this facility. Deutsche Bank AG is the lender of these facilities and is a customer and member of MasterCard International.

MasterCard Europe has one additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no material borrowings under this agreement at September 30, 2006 and December 31, 2005. HSBC Bank plc is the lender of this facility and is a customer and member of MasterCard International.

MasterCard’s Board of Directors declared a quarterly dividend of $0.09 per share of Class A common stock and Class B common stock in September 2006. The dividend is payable on November 10, 2006 and will be for an aggregate amount of $12.1 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Future Obligations

The following table summarizes as of September 30, 2006 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Capital leases[1]	$63	$3	$14	$6	$40
Operating leases[2]	94	10	55	20	9
Sponsorship[4], licensing & other[3]	824	212	369	125	118
Litigation settlements[5]	717	117	200	200	200
Debt[6]	240	3	237	—	—
Executive incentive plan benefit[7]	19	19	—	—	—

Total	$1,957	$364	$875	$351	$367

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
[2]	We enter into operating leases in the normal course of business, including the lease on our facility in St. Louis, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.
[3]	Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers and merchants under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $371 million as of September 30, 2006 related to these agreements.
[4]	Includes $180 million as of September 30, 2006 relating to a sponsorship agreement which is in a legal dispute and which we may not be obligated to pay.
[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[6]	Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at September 30, 2006 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.
[7]	Represents Executive Incentive Plan and the Senior Executive Incentive Plan cash payments due to employees should they terminate employment.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. We are in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. FAS 158 is effective for fiscal years ending after December 15, 2006. Based on our overfunded obligation for our defined benefit plan and our unfunded obligations for our supplemental executive retirement plan and postretirement plan as of December 31, 2005, the adoption of FAS 158 would decrease total assets by approximately $13 million and increase total liabilities by approximately $14 million. In addition, accumulated other comprehensive income would be reduced by approximately $27 million, net of tax, for those deferred costs not yet recognized as a component of net periodic pension cost. The adoption of FAS 158 is not expected to impact the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. We will reevaluate this estimate upon adoption of FAS 158, based upon our latest actuarial valuation, which could significantly impact the above described amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments, and use of derivative financial instruments. We monitor aggregate risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at September 30, 2006 as compared to December 31, 2005.

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

Other Financial Information

With respect to the unaudited consolidated financial statements of MasterCard Incorporated and its subsidiaries for the three and nine months ended September 30, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 1, 2006, appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and nine month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for each of the nine month periods ended September 30, 2006 and 2005 and the consolidated statement of changes in stockholders’ equity for the nine month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

New York, New York

November 1, 2006

MASTERCARD INCORPORATED

FORM 10-Q

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Notes 15 and 17 to the Consolidated Financial Statements included herein.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders (the “Annual Meeting”) of MasterCard Incorporated (the “Company”) was held on July 18, 2006. Stockholders approved each of the proposals on the agenda for the Annual Meeting, which included the following:

1.	election of eight persons to serve on the Board of Directors as Class A Directors;

2.	election of one person to serve on the Board of Directors as a Class M Director;

3.	election of seventeen persons to serve on the European Board;

4.	approval of the 2006 Non-Employee Director Equity Compensation Plan; and

5.	ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006.

Each of these proposals is fully described in the Company’s proxy statement, dated June 16, 2006 and filed with the Securities and Exchange Commission.

Pursuant to the Company’s certificate of incorporation and bylaws, only holders of the Company’s Class A common stock were entitled to vote on proposals 1, 4 and 5 above and only holders of the Company’s Class M common stock were entitled to vote on proposals 2 and 3 above. In the case of proposal 3, only those holders of Class M common stock with their principal operations in the Company’s European region (the “European Class M Holders”) were entitled to vote.

Class A Common Stock Voting Items

A total of 65,917,861 shares of Class A common stock were represented in person or by proxy at the Annual Meeting.

Proposal 1—Election of Class A Directors

The names of the nominees elected as Class A directors and the number of votes “for” or “withheld” for each nominee is listed below. Each Class A director was assigned to a class and elected for a term expiring at the annual meeting of stockholders in the year indicated in the table below:

Director	Class	Term Expiration	For	Withheld
Manoel Luiz Ferrão de Amorim	I	2007	64,761,749	1,156,112
Edward Su-ning Tian	I	2007	57,513,184	8,404,677
Bernard S.Y. Fung	II	2008	65,587,611	330,250
Marc Olivié	II	2008	65,589,637	328,224
Mark Schwartz	II	2008	65,616,912	300,949
David R. Carlucci	III	2009	65,587,593	330,268
Richard Haythornthwaite	III	2009	65,618,839	299,022
Robert W. Selander	III	2009	65,616,503	301,358

There were no broker non-votes or abstentions on this proposal.

Proposal 4—Approval of the 2006 Non-Employee Director Equity Compensation Plan.

Proposal 4 received 46,646,972 votes “for,” 6,963,035 votes “against” and 88,540 abstentions and was adopted by the Class A common stockholders. There were 12,219,314 broker non-votes on this proposal.

Proposal 5—Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006.

Proposal 5 received 65,703,030 votes “for,” 192,558 votes “against” and 22,273 abstentions and was adopted by the Class A common stockholders. There were no broker non-votes on this proposal.

Class M Common Stock Voting Items

A total of 744 shares of Class M common stock, representing 74.4% of the 1,000 Class M votes outstanding and entitled to be cast, were represented in person or by proxy at the Annual Meeting. In addition, of the total number of shares of Class M common stock represented in person or by proxy at the Annual Meeting, a total of 232 were votes belonging to European Class M Holders, representing 70.9% of the 327 votes outstanding and entitled to vote on proposal 3.

Proposal 2—Election of Class M Director

Holders of the Company’s Class M common stock elected Norman C. McLuskie to be a Class M director. Mr. McLuskie has been assigned to Class I and has a term that expires in 2007. Mr. McLuskie received 739 votes “for” and 5 “withheld” votes. There were no broker non-votes or abstentions on this proposal.

Proposal 3—Election of the European Board of Directors

The names of the nominees elected as directors to the European Board and the number of votes “for” or “withheld” for each nominee is listed below:

Director	For	Withheld
Silvio Barzi	202	30
Brendan Alistair Cook	202	30
Sandor Csanyi	202	30
Bernd M. Fieseler	202	30
Barend Fruithof	202	30
Patrick Gallet	202	30
Andrei I. Kazmin	202	30
Michel Lucas	202	30
Agustin Marquez Dorsch	202	30
Javier Perez	202	30
Hubert Piel	202	30
Robert W. Selander	202	30
Mehmet Sezgin	202	30
Marco Siracusano	202	30
Ramon Tellaeche	202	30
Synnove Trygg	202	30
Hans van der Noordaa	202	30

Each of these European Board directors has been elected for a two-year term expiring in 2008.

There were no broker non-votes or abstentions on this proposal.

Item 6. Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2006	MASTERCARD INCORPORATED
(Registrant)

Date: November 1, 2006	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2006	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2006	By:	/s/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al.

10.2	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan.

15	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.