Form 10-K
period 2006-12-31
MASTERCARD INC
filed 2007-02-28
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-32877

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Purchase Street, Purchase, New York	10577
(Address of Registrant’s principal executive offices)	(zip code)

Registrant’s telephone number, including area code (914) 249-2000

Securities registered pursuant to Section 12(b):

Title of each Class	Name of each exchange on which registered
Class A common stock, par value $.0001 per share	New York Stock Exchange
Class B common stock, par value $.0001 per share
Class M common stock, par value $.0001 per share

Securities registered pursuant to Section 12(g):

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

As of February 23, 2007, there were 79,745,652 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 55,337,407 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,636 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, maintaining unsurpassed acceptance and continuing to invest in its brands and increasing its volume of business with key customers over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors in Item 1A—Risk Factors of this report.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Item 1.    Business

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of nearly 25,000 financial institutions who are our customers. Through our three-tiered business model as franchisor, processor and advisor, we develop and market payment solutions, process payment transactions, and provide consulting services to our customers and merchants. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card system. We generate revenues from the fees that we charge our customers for providing these transaction processing and other payment-related services (operations fees) and by assessing our customers based on the dollar volume of activity on the cards that carry our brands (assessments).

A typical transaction processed over our system involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder’s bank) and the acquirer (the merchant’s bank). Consequently, the payment system we operate is often referred to as a “four-party” payment system. Our customers are the financial institutions that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customer financial institutions to ensure the integrity of our payment system. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has experienced significant growth. Gross dollar volume (“GDV”) on cards carrying the MasterCard brand as reported by our customers was approximately $2 trillion in 2006, a 15.7% increase in U.S. dollar terms over the GDV reported in 2005. In 2006, we processed 16.1 billion transactions (including 3.2 billion PIN-based online transactions), a 17.5% increase over the number of transactions processed in 2005.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as cards, creates significant opportunities for the continued growth of our business. Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, corporate payments, and debit), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities in the European Union in connection with the implementation of the Single European Payment Area (“SEPA”) initiative and in certain other countries. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are hiring additional resources and developing sales and other personnel.

We operate in a dynamic and rapidly evolving legal and regulatory environment. Accordingly, we have faced heightened regulatory scrutiny, particularly with respect to interchange fees, and legal challenges in recent years. Interchange fees, which represent a sharing of payment system costs among acquirers and issuers, have been the subject of increased regulatory scrutiny and litigation as card-based forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers entitled to receive them, we do not earn revenues for interchange fees. However, if issuers cannot collect interchange fees or receive reduced interchange fees, this could reduce the number of financial institutions willing to participate in a four-party payment card system such as ours, lower card issuance, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers might also decide to charge higher fees to cardholders, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. We are also exposed to a variety of significant lawsuits in addition to those relating to interchange fees, including federal antitrust claims, and claims under state unfair competition statutes. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A of this Report.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation that was formed in November 1966. Our financial institution customers are generally principal members of MasterCard International, who participate directly in MasterCard International’s business, or affiliate members of MasterCard International, who participate indirectly in MasterCard International’s business through a principal member. In May 2006, we completed a plan for a new ownership and governance structure, including the appointment of a new Board of Directors comprised of a majority of directors who are independent from our financial institution customers and the establishment of a charitable foundation incorporated in Canada, The MasterCard Foundation (“the Foundation”). Part of this plan included the completion of an initial public offering of a new class of common stock (the “IPO”). Prior to our change in governance and ownership structure, the common stock of MasterCard Incorporated was owned by principal members of MasterCard International.

Under the new ownership and governance structure, our previous stockholders retained a 41% equity interest in the Company through ownership of a new non-voting Class B common stock. In addition, previous stockholders received a single share of Class M common stock that has no economic rights but provides certain voting rights, including the right to elect up to three of MasterCard’s directors (but not more than one quarter of the total number of directors) and to approve specified significant corporate actions.

We also issued 66,134,989 shares of a new voting Class A common stock to public investors through the IPO which closed in May 2006. These public investors hold shares representing approximately 49% of our equity and 83% of our general voting power. Additional shares of Class A common stock, representing approximately 10% of our equity and 17% of our voting rights, have been issued as a donation to the Foundation.

We used all but $650 million of our net proceeds from the IPO (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from our previous stockholders, which was equal to the aggregate number of shares of Class A common stock that we issued to investors in the IPO (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and contributed to the Foundation. We intend to use the remaining proceeds to increase our capital, defend ourselves against legal and regulatory challenges, and expand our role in targeted geographies and higher growth segments of the global payments industry, and for other general corporate purposes. However, we have not determined the amounts of such remaining proceeds that are to be allocated to these purposes.

Our Industry

We operate in the global payments industry, which consists of all forms of payment including:

•	Paper—cash, personal checks, money orders, official checks, travelers cheques and other paper-based means of transferring value;

•	Cards—credit cards, charge cards, debit cards (including Automated Teller Machine (“ATM”) cards), stored value cards and other types of cards; and

•	Other Electronic—wire transfers, electronic benefits transfers and Automated Clearing House payments, among others.

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

•	“pay now” cards, such as debit cards, typically access a demand deposit or current account maintained by the cardholder; and

•	“pay before” cards, such as prepaid or electronic purse cards, typically access a pool of value previously funded.

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

“Pay Now” cards may be further categorized into several sub-segments:

•

Signature-based debit cards are cards where the primary means of cardholder validation at the point of sale (“POS”) is for the cardholder to sign a sales receipt and where transaction data is exchanged in two discrete messages (one for authorization and another for clearing). MasterCard and Visa-branded cards constitute the majority of signature-based debit cards.

•

PIN-based debit cards are cards for which cardholders generally enter a personal identification number (“PIN”) at a POS terminal for validation and transaction data is exchanged through a single message with the initial authorization. The primary PIN-based debit card brands are Maestro,

Electron and Interlink and various regional or country-specific PIN-based debit brands, such as Star, Pulse, NYCE and others in the United States, Interac in Canada and EFTPOS in Australia. The MasterCard brand also functions as a PIN-based debit brand in the United States.

•

Cash access cards, such as Cirrus-branded cards, are cards which permit cardholders to obtain cash principally at ATMs by entering a PIN. In addition to Cirrus, the primary cash access card brands are Plus and the PIN-based debit network brands referenced above.

Regional and domestic/local PIN-based debit brands are the primary brands in many countries. In these markets, issuers have historically relied on the Maestro and Cirrus brands (and the Plus and Interlink brands) to enable cross-border transactions, which typically constitute a small portion of overall volume.

In addition to general purpose cards, private label cards comprise a significant portion of all card-based forms of payment. Typically, private label cards are issued by a merchant (such as a department store or gasoline retailer), and can be used only at the issuing merchant’s locations.

Payment card transactions are generally characterized as “offline” or “online.” Offline transactions involve the exchange of transaction data in two discrete messages (one for authorization and another for clearing) and typically require the cardholder to sign a sales receipt. In contrast, online transactions only require the exchange of transaction data through a single message with the initial authorization and are typically initiated by entry of a PIN at the POS terminal or ATM.

Payment Services

We provide transaction processing and other payment-related services to our customers. In connection with these services we also deploy dedicated customer relationship management teams to our key customers to bring them customized solutions built upon our expertise in payment programs, brand marketing, product development, technology, processing and consulting services.

Processed Transactions and GDV

We generate revenues from the fees we charge our customers for providing transaction processing and other payment-related services. These fees are typically transaction-based and include fees for authorization, clearing and settlement. We also earn revenues by charging our customers assessments based on the GDV of activity on the cards that carry our brands. Accordingly, our revenues are impacted by the number of transactions that we process and the use of cards carrying our brands. The tables below provide some information regarding GDV, which is a key driver of our revenues.

The MasterCard-Branded GDV table below provides information regarding the GDV for all MasterCard-branded card programs (excluding Cirrus and Maestro) and MasterCard credit and charge card programs in each of our regions for the years ended December 31, 2006 and 2005. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

MasterCard Branded GDV(1)

($ in billions)

	Year Ended December 31, 2006	Year-over-Year Growth		Year Ended December 31, 2005
		U.S. $	Local Currency(2)
All MasterCard Branded Programs
Asia/Pacific	$286	9.0%	7.7%	$262
Canada	75	21.8	14.2	61
Europe	520	14.9	13.9	453
Latin America	126	28.3	26.1	98
South Asia/Middle East Africa	30	40.7	46.0	22
United States	919	15.7	15.7	795
Worldwide	1,956	15.7	14.9	1,690

All MasterCard Credit and Charge Programs(3)
Asia/Pacific	$274	6.3%	5.1%	$258
Canada	74	21.5	14.0	61
Europe	411	16.0	15.1	354
Latin America	62	34.8	29.5	46
South Asia/Middle East Africa	23	28.2	33.3	18
United States	610	6.0	6.0	576
Worldwide	1,455	10.8	9.9	1,314

Note that the figures in the preceding table may not sum due to rounding.

(1)	GDV generated by Maestro and Cirrus cards are not included. The data set forth for GDV is derived from information provided by MasterCard members and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard’s members subsequent to the date of its release, which revisions and amendments may be material.
(2)	Local currency growth eliminates the impact of currency fluctuations and represents local market performance.
(3)	GDV generated by MasterCard-branded debit cards is not included.

Transaction Processing

Introduction.    We operate a system that links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. A typical transaction processed over our system involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. The following diagram depicts a typical point-of-sale card transaction.

In a typical transaction, a cardholder (A) purchases goods or services from a merchant (B) using a card. After the transaction is authorized by the issuer (D) using our network, the acquirer (C) pays the amount of the purchase, net of a discount, to the merchant. This discount, which we refer to as the merchant discount, takes into consideration the amount of the interchange fee described below. The issuer pays the acquirer an amount equal to the value of the transaction minus any interchange fee and posts the transaction to the cardholder’s account. Our rules generally guarantee the payment of transactions using MasterCard-branded cards and certain transactions using Cirrus and Maestro-branded cards between issuers and acquirers.

For participants in a four-party payment system, the economics of a card transaction to our company vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash withdrawal, and whether the transaction is processed over MasterCard’s network or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

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

Interchange fees represent a sharing of a portion of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are collected from acquirers and passed to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services which benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers. We establish default interchange fees that apply when there are no other interchange fee arrangements in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process; however, we do not earn revenues from them. As noted above, interchange fees are a significant component of the costs that merchants pay to accept payment cards and are subject to regulatory or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Part 1, Item 1A of this Report.

MasterCard Revenue Sources.    MasterCard generates revenues by charging transaction processing and related fees and GDV and card-based assessments to both issuers and acquirers. On an aggregate basis, we earned approximately 73.1% of our revenues in connection with operations fees and approximately 26.9% of our revenues in connection with assessments in 2006. In 2005, on an aggregate basis, we earned approximately 66.1% of our revenues in connection with operations fees and approximately 33.9% of our revenues in connection with assessments. Operations fees are typically transaction-based and include core authorization, clearing and settlement fees, cross-border and currency conversion fees, switch fees, connectivity fees and other operations fees, such as acceptance development fees, warning bulletins, holograms, fees for compliance programs, and user-pay fees for a variety of transaction enhancement services. Rebates and incentives, which are paid to customers and merchants to encourage issuance and acceptance of our cards, are recorded as contra-revenues in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in Part II, Item 7 of this Report.

On a global basis, we generate a majority of our revenue from issuers; however, revenue growth can be attributed to both issuers and acquirers. The allocation of our revenues between operations fees and assessments and among issuers and acquirers varies across our regions. Issuers typically pay operations fees and assessments. Acquirers principally pay assessments on GDV or cards and, to a lesser extent, certain operations fees.

Generally, we process the majority of MasterCard-branded domestic transactions in the United States, the United Kingdom, Canada, Brazil and Australia. We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Operations fees for offline debit transactions, which are generally signature-based debit transactions, are priced similar to credit transactions. Operations fees for processing domestic online debit transactions are priced in a similar manner as domestic offline debit and credit transactions, while international offline debit and credit transactions are priced higher than international online debit transactions.

Assessments are calculated based on our customers’ GDV and rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit transactions are assessed at higher rates than online debit transactions. In addition, from time to time we may introduce assessments for specific purposes such as market development programs. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance.

We generate a significant amount of revenue from processing cross-border transactions and currency conversion. On a global scale, we have the ability to process transactions denominated in more than 160 currencies. For example, we can process a transaction in a merchant’s local currency; however the charge for the transaction would appear on the cardholder’s statement in the cardholder’s home currency. MasterCard generally uses a wholesale rate increased by a certain percentage or a government-mandated rate to convert transactions in foreign currencies into U.S. dollars. Revenues from processing cross-border and currency conversion transactions fluctuate with cross-border travel. See “Risk factors—Business Risks—A significant portion of the revenue we earn outside the United States is generated from cross-border transactions and a decline in cross-border business and leisure travel could adversely affect our revenues and profitability.”

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

Credit and Offline Debit Transaction Processing.    Our transaction processing services are managed principally through our Global Technology and Operations center in O’Fallon, Missouri, a state-of-the-art worldwide network control facility with over 52,000 square feet of white computer room environment. Our core processing systems are large and highly scalable. We currently operate at 70% capacity at a peak day, and we can substantially scale this capacity upon demand. MasterCard processes transactions in more than 160 currencies from approximately 210 countries.

MasterCard-branded transactions (credit and offline debit transactions) are generally cleared through our centralized processing system, known as the Global Clearing Management System (“GCMS”), and the related information is typically routed among customers via our data transport network, which we refer to as Banknet®. Both GCMS and Banknet have benefited from significant investments made during our five-year, $160 million system enhancement strategy. Since 1997, our virtual private network has significantly reduced transaction processing times and enhanced data security for our customers. In our systems, transactions flow between over 1,200 endpoints distributed throughout the world rather than through a central location. This approach enhances the reliability of MasterCard transactions by providing several levels of redundancy.

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

Online Debit Transaction Processing.    We also operate the MasterCard Debit Switch (“MDS”), which principally supports the processing of online debit transactions. The MDS switches financial messages, provides transaction and statistical reporting, and performs clearing and settlement between customers and other debit transaction processing networks. Unlike the authorization and clearing processes described above, which involve the exchange of transaction data in two discrete messages (one for authorization and again for clearing), the MDS generally operates as a “single message” system in which clearing occurs simultaneously with the initial authorization request.

In addition to continued investment in the MDS, MasterCard is enhancing its position in online debit transaction processing through a series of initiatives. Since 2004, MasterCard has worked with issuers and acquirers to increase the routing priority of MasterCard’s systems for the processing of PIN point-of-sale transactions, and has begun to establish direct processing connections to major U.S. merchants. We continue to explore opportunities to further enhance our debit processing capabilities.

Regional Transaction Processing.    We provide transaction processing (authorization, clearing and settlement) services for customers in our Europe region through our subsidiary, MasterCard Europe. These services allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe. Recently, we substantially completed a multi-year technical convergence project to integrate our European systems into our global processing systems. In Australia, we also operate a separate regional processing facility for the Asia/Pacific region. This facility processes a majority of the MasterCard-branded transaction volumes for Australia and New Zealand.

Outside of the United States and a select number of other jurisdictions, most intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of our central processing systems. We do not earn transaction processing fees for such activity. Accordingly, we derive a significant portion of our non-U.S. revenues from processing cross-border transactions. As part of our strategy, we are developing and promoting domestic processing solutions for our customers that are designed to capitalize on our significant investments in our global and regional processing systems. For example, during 2003, MasterCard Europe began authorizing and clearing transactions for the members of S2 Limited, which operate an electronic domestic debit card network in the United Kingdom under the Switch® brand, as part of an agreement to migrate Switch branding to Maestro by 2007. In Brazil, we acquired the local debit brand Redeshop® in 2002. The Switch migration and Redeshop acquisition have resulted in significant increases in our local processing debit volume in the United Kingdom and Brazil, respectively.

Customer Relationship Management

We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to take advantage of our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. We have implemented an internal process to organize our relationships with our key customers on a global and regional basis to ensure that their priorities are consistently identified and incorporated into MasterCard’s project, brand, processing, technology and related strategies. To achieve this, we undertake an integrated customer planning process with key customers on an ongoing basis. Through this planning process, we seek to capture incremental business opportunities with our customers by enhancing our strategic insights into customer needs and by effectively creating tailored solutions using a variety of our key assets.

We also seek to enter into business agreements with key customers pursuant to which we offer financial incentives and other support benefits to our customers to issue and promote our cards. Such support may consist of a reduction in volume-based fees for certain customers based on the achievement of GDV targets or other performance metrics. We believe that our business agreements with key customers have contributed to our strong volume and revenue growth in recent years.

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

MasterCard Programs

MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers. Our principal payment programs, which are facilitated through our brands, include consumer credit and debit programs, commercial payment solutions and stored value programs. Our issuer customers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and marketing strategy—in order to ensure consistency in connection with these programs.

Consumer Programs—Credit and Charge

Overview.    MasterCard offers a number of consumer credit and charge (“pay later”) programs that are designed to meet the needs of our customers. For the year ended December 31, 2006, our consumer credit and charge programs generated approximately $1.3 trillion in GDV globally, representing 66% of our total GDV for the year ended December 31, 2006. As of December 31, 2006, the MasterCard brand mark appeared on approximately 634.2 million consumer credit and charge cards worldwide, representing 7.9% growth from December 31, 2005.

United States.    We offer customized programs to address specific consumer segments. Our consumer credit programs include Standard, Gold, Platinum, World and World Elite MasterCard™ cards. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard cards are offered with still higher credit lines or spending limits and also provide a full range of card enhancement services, such as loyalty reward programs. World MasterCard® cards, which are aimed at affluent consumers, have no preset spending limit and the option to revolve a designated portion of the charges made. In 2006, MasterCard launched the World Elite MasterCard card, a new card platform for high-income, high net worth consumers that offers a mix of travel benefits, rewards and global acceptance, including personalized travel agency benefits.

International.    In addition to the programs offered in the United States, MasterCard also offers a variety of other consumer card programs in selected markets throughout the world. For example, MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. The MasterCard Unembossed program encourages merchants to submit transactions electronically for authorization while providing cardholders with a global acceptance network. MasterCard also offers cards for affluent consumers outside of the United States, such as the MasterCard Black™ card and MasterCard Blanc card in Latin America. MasterCard has also created innovative, alternate card forms to help our customers differentiate their programs.

General Services.    The services provided in connection with all MasterCard credit cards and for which we charge issuers include lost/stolen card reporting, emergency card replacement and emergency cash advance. Optional services, such as emergency travel assistance, are also available to holders of many MasterCard cards. These services are generally provided through third-party service providers arranged by MasterCard, including a licensed insurance company retained by MasterCard to provide insurance services.

Consumer Programs—Deposit Access

Overview.    MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in checking, demand deposit and other accounts. Our deposit access (“pay now”) programs may be branded with the MasterCard, Maestro and/or Cirrus marks, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard- and Maestro-branded debit cards may be used to make purchases at the point of sale. Like our consumer credit programs, we support debit

Gold MasterCard® programs and debit Platinum MasterCard® programs that issuers can offer as premium services to cardholders. Issuers may also provide enhancement services and loyalty rewards programs in connection with debit cards carrying our brands. In recent years we have increased the size of our debit programs in key countries through our acquisition of the Redeshop® brand in Brazil in 2002 and through our agreement with S2 Limited to shift branding and processing from the Switch® brand to Maestro in the United Kingdom by 2007.

MasterCard-branded Debit Card Programs.    We offer MasterCard-branded debit card programs in the United States and other countries and we continue to explore opportunities to further enhance our debit processing capabilities.

As a result of the settlement agreement in the U.S. merchant lawsuit in 2003, MasterCard has taken a number of actions to modify its MasterCard-branded debit card programs in the United States. Among other things, MasterCard has adopted rules that allow merchants to reject MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards, and vice versa. However, U.S. merchants who choose to accept MasterCard-branded debit cards must accept all MasterCard-branded debit cards.

Maestro.    Maestro is MasterCard’s global online debit program. Based on information from our customers, we estimate that, at December 31, 2006, the Maestro brand mark appeared on approximately 675 million cards worldwide, representing 13.0% growth from December 31, 2005. Based on the same information, we also believe that Maestro was accepted for purchases at more than 10 million merchant locations globally as of December 31, 2006. We believe that our Maestro brand has a leading position among online debit brands in many markets throughout the world, particularly in Europe. We believe that the strong presence of Maestro in Europe will position us well when the SEPA initiative, which will create a more integrated payment market in Europe, is implemented. We believe that the global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers. Maestro cards are issued, and Maestro transactions are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to MasterCard credit and offline debit transactions.

Cirrus.    We make the Cirrus brand available to customers to provide global cash access for our customers’ proprietary ATM cards. We believe the Cirrus brand provided cash access at more than 1 million participating ATMs and other locations where cash may be obtained around the globe as of December 31, 2006, making it one of the world’s largest cash access brands. Generally, cardholders with cards bearing the MasterCard, Maestro or Cirrus logo may use a network ATM to access funds on deposit in their accounts (if a debit card is used) or to obtain a cash advance (if a credit card is used). Typically, ATM cards contain multiple cash access logos and the Cirrus brand enables a transaction (which will then be processed by the MDS) only if there is no regional or domestic cash access brand that is capable of doing it.

Commercial Payment Solutions

MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2006, our commercial credit and charge programs generated approximately $157.2 billion in GDV globally, representing 8% of our total GDV for this period. GDV from commercial credit and charge programs grew globally by approximately 22.4%, on a U.S. dollar basis for the year ended December 31, 2006, compared to the same period in 2005.

We offer various corporate payment products, including corporate cards, corporate executive cards, corporate purchasing cards and fleet cards that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. The MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs—travel, purchasing and fleet—into a single card or account, thereby reducing the costs of managing multiple card programs. Our Multinational Corporate Program allows issuers to manage and consolidate these corporate card programs for multinational organizations that require commercial cards in more than one country. We also offer a variety of payment programs for public sector entities that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard® and Executive BusinessCard are targeted at the small-business segment, offering business owners the ability to gain access to working capital, extend payments and separate business expenses from personal expenses.

MasterCard has also developed programs that offer benefits to organizations ranging from small businesses to large corporations by integrating payment transaction data into financial systems. Such programs, which aim to facilitate paperless end-to-end corporate purchasing for businesses, include MasterCard e-P3® (accounts payable re-engineering), MasterCard ExpenSys™ (expense reporting), MasterCard Smart Data (management reporting) and MasterCard SmartLink® (enterprise reporting systems).

Prepaid Programs

Prepaid (“pay before”) programs involve a balance account that is funded with monetary value prior to use. Holders can access funds in the account via a traditional magnetic stripe or chip-enabled payment card.

MasterCard’s customers may implement prepaid payment programs using any of the MasterCard family of brands (MasterCard, MasterCard Electronic, Maestro or Cirrus). MasterCard provides processing services, including authorization, clearing and settlement, in support of either magnetic stripe or chip-enabled prepaid card programs. Prepaid card programs can be customized to meet the needs of unique corporate and consumer segments and can be issued in connection with various programs such as gift, employee benefit, general purpose, payroll, travel, incentive and government disbursement programs.

Contactless Payment Solutions

MasterCard PayPass® is a “contactless” payment solution that enables consumers simply to tap or wave their payment card or other payment device, such as a phone, key fob or wristband, on a specially equipped terminal. PayPass utilizes radio frequency technology to securely transmit payment details wirelessly to the payment card terminals for processing through our network. Our PayPass program targets purchases under $25 and is designed to help our customers further expand their businesses by capturing a portion of transactions that were previously cash-based, increasing card activity on underutilized card accounts. PayPass also reduces transaction times, which appeals to merchants in fast throughput businesses and allows us to expand the number of locations that accept our cards. PayPass programs include customers and merchants in 13 countries including the United States, Canada, United Kingdom, Japan, Korea, China, Thailand, Turkey, Lebanon, Malaysia, Australia, Taiwan and the Philippines. As of December 31, 2006, approximately 12.6 million PayPass cards and devices were issued globally with acceptance at over 46,000 merchant locations worldwide.

Consulting and Research Services

Our MasterCard Advisors group serves as a point of differentiation for MasterCard by providing our customers and other clients with a wide range of consulting and research services associated with their payments activities and programs. For example, SpendingPulse®, a national retail data service that aggregates and analyzes MasterCard's transaction processing data in the United States, produces estimates of U.S. retail sales and can be accessed through Reuters. In 2006, we continued to expand existing services with the launch of the Commerce Intelligence analytic capability, which provides customers with marketing insights based on consumer behavior compiled from MasterCard’s proprietary data, and Commerce Coalition programs, direct marketing programs that use Commerce Intelligence™ to develop and deliver targeted merchant offers to cardholders on behalf of issuers. Also in 2006, we launched PortfolioAnalytics, a portal to the MasterCard data warehouse that provides customer-specific information about marketing, risk, MasterCard programs, operations and fraud. MasterCard

Advisors charges our customers and others consulting and research fees for its professional services or may offer these services as an incentive under business agreements with certain customers.

Emerging Technologies

MasterCard contributes to innovation in the payments industry through several initiatives, including developments in the areas of electronic commerce, smart cards, mobile commerce, wireless and emerging technologies. MasterCard encourages new initiatives in the area of electronic commerce by researching and developing a range of technologies designed to offer business opportunities to MasterCard and our customers. MasterCard manages smart card development by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to capture more consumer data. As of December 31, 2006, approximately 284 million smart cards bearing our brands had been issued worldwide. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including a smart cards standards organization with other participants in the industry that maintains specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard also encourages new initiatives in the area of mobile commerce and wireless payment development by working with customers and leading technology companies. Finally, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point of interaction devices.

Marketing

We manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs, and sponsorship initiatives. We strive to have our consumers associate the MasterCard brand with “The Best Way to Pay for Everything that Matters®.” In 2006, we adopted a new corporate brand to reflect our three-tiered business model as franchisor, processor and advisor and a new corporate vision statement, The Heart of Commerce™, to represent our strategic vision of advancing commerce globally. Our marketing activities combine advertising, sponsorships, promotions, customer marketing, interactive media and public relations as part of an integrated package designed to increase consumer awareness of MasterCard and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our brand-building initiatives are conducted for our benefit as well as for the benefit of our customers.

Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign, launched in the United States in 1997, has run in 50 languages across 108 countries. The “Priceless” campaign promotes MasterCard’s acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. In order to promote usage of our cards, we also sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers. To engage consumers directly and advance our presence in new digital media, we launched Priceless.com in 2006. Priceless.com allows consumers to participate in brand programs, including consumer generated Priceless experiences, promotions and merchant offers, and provides relevant content on MasterCard cards and services.

We also seek to increase MasterCard brand awareness and preference, and to encourage card usage and loyalty, by sponsoring a variety of sporting and entertainment properties that support the “Priceless” campaign, MasterCard brand positioning and customer marketing priorities. In soccer, we sponsor leading events, including the FIFA World Cup, the Union of European Football Associations (“UEFA”) European Championship and the UEFA Champions League in Europe. In golf, we are a sponsor and the preferred card of the PGA Tour, the Champions Tour, the PGA of America, the LPGA, the European PGA Tour and other events. In baseball, we are the exclusive payments brand sponsor of Major League Baseball and have also established separate marketing and sponsorship arrangements with over half of the Major League Baseball teams during the 2006 season. In football, we have established sponsorship arrangements with the majority of the National Football League teams. MasterCard is also the official card and payment system for the National Hockey League. Finally, as part of our marketing strategy in family entertainment, we have a long-term sponsorship arrangement with certain business units of NBC Universal that entitles MasterCard to marketing and promotional programs with certain of Universal’s motion picture, theme park, music and video properties.

Merchant Acceptance Initiatives

We estimate that, at December 31, 2006, cards carrying the MasterCard brand were accepted at over 23.6 million merchant locations around the world. As of the same date, we believe that MasterCard branded cards were also accepted at approximately 1.7 million ATMs and other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent analysts in Canada and the United States.

Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. On the one hand, large merchants are supporting many of the legal and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Part I, Item 1A of this Report. In addition, we may be required to increase the amount and scope of incentives that we provide to merchants to encourage the acceptance and usage of our cards, which may adversely affect our business. On the other hand, we believe there are many opportunities to enhance our relationships with merchants and to continue to expand acceptance of our cards. For example, in 2004 we made available directly to merchants our rules that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. As an additional example, in 2006 we published the interchange rates applicable to merchants in the U.S. and announced a cap on interchange fees on fuel purchases at petroleum retailers, effective in April 2007, in an effort to address the concerns of the merchant community and provide merchants with greater transparency into our rates. We also hold meetings with merchant advisory groups that have been established in key global markets including the United States, Canada and Australia.

We aim to maintain the unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the categories of merchants that accept cards carrying our brands. We are presently focused on expanding acceptance in electronic commerce environments, in fast through-put businesses, such as fast food restaurants, in transportation and in public sector payments, such as those involving taxes, fees, fines and tolls, among other categories. Second, we seek to increase the number of payment channels where MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with recurring payment applications. We are working with customers to encourage consumers to make recurring bill payments in a variety of categories—including telephone, cable, utilities and insurance—on their MasterCard-branded cards. Third, we seek to increase usage of our programs at selected merchants by sponsoring a wide range of promotional programs on a global basis. We also enter into arrangements with selected merchants under which these merchants receive performance incentives for the increased use of MasterCard-branded programs or indicate a preference for MasterCard-branded programs when accepting payments from consumers.

We also support technical initiatives designed to make MasterCard card acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. In addition, MasterCard PayPass appeals to merchants in fast through-put businesses because it reduces transaction times.

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

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses provide members with certain rights, including access to the network and usage of our brands. Risk management reviews and anti-money laundering due diligence reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program. As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations (“Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement, member failures and allocation of losses.

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

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,200 principal members of MasterCard, Maestro and Cirrus, and approximately 3,300 affiliate debit licensees. Our estimated gross legal settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $18.1 billion as of December 31, 2006. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 22,600).

To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic and political operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which it operates indicates that it may not be able to satisfy its obligations to us or other MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of letters of credit and bank guarantees. As of December 31, 2006, we have required our members to post $1.6 billion in collateral held for legal settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. However, MasterCard has never terminated a member due to the member’s risk profile. In addition to these measures, we have also established a $2.5 billion committed credit facility, for liquidity protection in the event of member settlement failure. See “Risk Factors—Business Risks—As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our members default on their MasterCard, Cirrus or Maestro settlement obligations” in Part I, Item 1A of this Report.

Payment System Integrity

The integrity of our payment system is affected by fraudulent activity and other illegal uses of our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of systems that store cardholder account data. See “Risk Factors—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Part I, Item 1A of this Report. Fraud is also more likely to occur in transactions where the card is not present, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is generally unavailable.

We monitor areas of risk exposure and enforce our rules and standards to combat fraudulent activity. We also operate several compliance programs to ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audit (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our Site Data Protection Program, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises). Our members are also required under our rules to report instances of fraud to us in a timely manner.

Our customers are responsible for fraud losses associated with the cards they issue or the merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of cards carrying our brands. We provide education programs and various risk management tools to help detect fraud including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and Site Data Protection. In addition, we offer several fraud detection programs, including our Risk Finder® and Expert Monitoring products. Generally, we charge our customers fees for these antifraud programs and services.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business. For a description of material risks, see “Risk Factors” in Part 1, Item 1A of this Report. Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability.

We have an Enterprise Risk Management (“ERM”) program created to ensure appropriate and comprehensive oversight and management of risk. Our ERM program aims to: proactively manage and monitor key risks; improve corporate governance by providing an independent view of MasterCard’s risk profile; enhance decision-making processes and business performance through an understanding of our risk tolerance; and strengthen business by integrating ERM principles and creating a more risk aware culture within MasterCard.

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

Competition

MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based payment systems. As a result of a global trend in which electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, we have gained market share versus cash and checks in recent years. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express and JCB, among others. In specific countries, we face significant competition from other competitors such as Discover/Novus in the United States. Within the global general purpose card industry, Visa has significantly greater volume than we do. In certain countries, other competitors also have leading positions, such as JCB in Japan. Our deposit access programs also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Interlink, Star, NYCE and Pulse in the United States, Interac in Canada and EFTPOS in Australia. We also compete against businesses that issue their own payment cards such as retail stores and petroleum companies. New competitors may also enter our marketplace from time to time. For example, China Union Pay has been established as the predominant domestic card acceptance brand in the People’s Republic of China and is seeking to expand its acceptance and cash access network internationally. Our customers could also start their own networks and payment card brands.

Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business” in Part 1, Item 1A of this Report. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have generally avoided the same regulatory scrutiny and litigation challenges we face and, accordingly, may enjoy a competitive advantage over four-party payments systems.

Both Visa and Discover have recently announced plans to change their ownership structures, which could result in them becoming stronger and more efficient companies within the global payments industry. In October 2006, Visa announced its plan to restructure its organization through the creation of a new stock corporation owned by its current member financial institutions, to be followed by an initial public offering within 12 to 18 months. In December 2006, Morgan Stanley announced that it would spin-off its Discover card unit as a publicly-traded company in the third quarter of 2007. As publicly-owned companies, Visa and Discover would have to operate their respective businesses more transparently, providing for more public scrutiny and additional disclosures.

In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. For example, under the settlement agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our U.S. Competitive Programs Policy, our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Finance have announced that they have begun to issue or will issue American Express or Discover-branded cards. See “Risk Factors—Risks Related to Our Business—Business Risks—We have repealed our Competitive Programs Policy (“CPP”) in the United States as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result” in Part I, Item 1A in this Report. Finally, we are being sued in several state and federal courts because of our currency conversion practices. Although we have settled these matters, if the settlements do not receive final approval, the outcome of these lawsuits could potentially have a material adverse effect on our business. We cannot predict what the final outcome will be of our various litigations and other regulatory proceedings. For a description of these and other matters, see Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

We compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries throughout the world, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality,” we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual,” meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well, due to Visa’s historical debit exclusivity rule. As a result of the litigation with the U.S. Department of Justice, Visa’s debit exclusivity rule is no longer enforceable. However, Visa enacted a bylaw that imposes a fee on its 100 largest issuers of debit cards in the United States if they reduce their Visa debit volume by more than 10% which, if enforced, may prevent us from acquiring business from current Visa customers. In non-dual countries, we compete with Visa for a customer’s entire business.

We face increasingly intense competitive pressure on the prices we charge our customers. In order to stay competitive, we may have to increase the amount of rebates and incentives we provide to our customers as we have over the past several years. We seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. However, our customers can terminate their business agreements with us in a variety of circumstances. See “Risk Factors—Risks Related to Our Business—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

Over the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business and pricing strategy is intended to enable MasterCard to achieve targeted financial performance by providing incentives to customers for incremental business. Furthermore, it contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with a competitor, which may result in a loss of business for MasterCard. The continued consolidation in the banking industry also produces a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors—Risks Related to Our Business—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may create pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

We face competition with respect to particular segments of the payment card industry. In the United States, for example, offline transactions on MasterCard-branded cards account for a smaller share of all offline, signature-based debit transactions than the share of all credit or charge transactions represented by MasterCard credit or charge cards. Some of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do. See “Risk Factors—Risks Related to Our Business—Business Risks—If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Part I, Item 1A of this Report. In addition, our business and revenues could be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from offline, signature-based debit or credit transactions to online, PIN-based debit transactions, because the latter types of transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks as opposed to us.

We also face competition from transaction processors such as First Data Corporation and Total Systems, some of which are seeking to build networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors have significantly greater scale than we do, which may provide them with a cost advantage. If these processors grow their transaction volumes more quickly than we do, their scale advantages over us may accelerate and they could capture some of our core processing business. Similarly, some of our competitors provide currency conversion services at the point-of-sale through dynamic currency conversion. Dynamic currency conversion occurs when a transaction is converted at the individual merchant location in real time from the currency of the merchant into the cardholder’s billing currency, thereby bypassing MasterCard’s currency conversion processes. When MasterCard performs currency conversion centrally, the transaction is submitted to MasterCard in the currency of the merchant and is converted by MasterCard into the cardholder’s billing currency. The growth of dynamic currency conversion services could reduce the transactions on which we perform currency conversion services, which could adversely affect our revenues.

We also compete against new entrants that have developed alternative payment systems and payments across mobile devices. Among other things, these competitors provide Internet currencies that can be used to buy and sell goods online, “virtual checking” programs that permit the direct debit of consumer checking accounts for online payments, and services that support payments to and from proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet to support their services, and may enjoy lower costs than we do. In mobile commerce, we also face competition from established network operators. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill.

We believe that the principal factors affecting our competitive position in the global payments industry are:

•	pricing;

•	customer relationships;

•	the impact of existing litigations, legislation and government regulation;

•	the impact of globalization and consolidation of financial institutions and merchants;

•	the acceptance base, reputation and brand recognition of payment cards;

•	the quality, security and integrity of transaction processing;

•	the relative value of services and products offered;

•	the success and scope of marketing and promotional campaigns; and

•	the ability to develop and implement new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In recent years the regulatory environment in which we operate has become increasingly stringent. In particular, interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

Furthermore, MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is impacted by such regulations. Certain of our operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council (“FFIEC”) under its authority to examine financial institutions’ technology service providers. Examinations by the FFIEC cover areas such as data integrity and data security. In recent years, the U.S. federal banking regulators have adopted a series of regulatory measures affecting credit card payment terms and requiring more conservative accounting, greater risk management and in some cases higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. In addition, MasterCard Europe operates a retail payment system in Europe and is subject to oversight by the National Bank of Belgium pursuant to standards published by the European Central Bank that are principally targeted at managing financial, legal and operations risk.

In addition, aspects of our operations or business are subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities, and the sensitivity of any customer information at issue. Our customers in the U.S. are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

In the United States, during 2005 and 2006, a number of bills were considered by Congress and there were several congressional hearings to address information safeguarding and data breach issues. Congress will likely consider these issues again in 2007 which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council passed the European Directive 95/46/EC (the “Directive”) on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data.

MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352 of the USA Patriot Act, which applies to certain types of financial institutions, including operators of credit card systems. Section 352 of the USA Patriot Act requires MasterCard to maintain a comprehensive anti-money laundering program and imposed similar requirements on some of our customers. Our anti-money laundering program must be reasonably designed to prevent our system from being used to facilitate money laundering and the financing of terrorist activities. The program must, at a minimum, include the designation of a compliance officer, provide for the training of appropriate personnel regarding anti-money laundering responsibilities, as well as incorporate policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

We are also subject to regulations imposed by OFAC. While MasterCard has no business operations, subsidiaries or affiliated entities in Syria, Iran, Sudan, North Korea or Cuba, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries, which have each been identified by the U.S. State Department as terrorist-sponsoring states and are subject to OFAC restrictions. Our reputation may suffer due to our association with these countries, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies are in the process of developing a number of regulations implementing the Fair and Accurate Credit Transactions Act that could have a material impact on our customers’ businesses by increasing costs of issuance and/or a decreasing the ability of card issuers to set the price of credit.

In the U.S. Congress, there has been increasing scrutiny of interchange fees. For example, in February 2006, the House Energy and Commerce Committee held a hearing on interchange fees. A similar hearing was held in the Senate Judiciary Committee in July 2006. In addition, the U.S. Senate Permanent Subcommittee on Investigations recently initiated an investigation of credit card practices that will include consideration of interchange fees. The topic of interchange fees has also been raised in other congressional hearings and in other forums, including conferences held by a number of Federal Reserve Banks. Additionally, several state legislatures in the U.S. have considered or proposed interchange legislation.

There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to interchange fees, the Senate Permanent Subcommittee on Investigations will also consider the methods used to calculate finance charges and allocate payments received from cardholders and the methods by which default interest rates, late fees and over-the-credit-limit fees are determined, imposed and disclosed. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented. Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenue.

The U.S. Congress recently enacted legislation requiring the coding and blocking of payments for certain types of internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and will be implemented through a federal rulemaking process that is expected to be completed in 2007. These federal rules could require us and our customers to implement new compliance programs that would increase our costs and/or decrease our transaction volumes. In addition, it is expected that the U.S. Congress will renew consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us or our customers. Most U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. The implementation of recently enacted bankruptcy reform legislation in the United States may also directly affect our customers’ business models for their payment cards business. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenue and revenue growth.

Outside of the United States, a number of jurisdictions have implemented legal frameworks to regulate their domestic payments systems. For example, regulators in Mexico, Colombia, Singapore and Malaysia have been given statutory authority to regulate certain aspects of their respective payments systems. In the case of Singapore and Malaysia, one of the main policies behind the regulations is to protect the stability of the financial systems of those countries. In Malaysia, there is presently no further requirement other than registration and the supply of information. In Singapore, MasterCard does not fall into the ambit of active regulation at present but we may be required to supply information to the regulators in the future.

Employees

As of December 31, 2006, we employed approximately 4,600 persons, of which approximately 1,500 were employed outside of the United States. We consider our relationship with employees to be good.

SEC Reports

Our periodic reports filed with the U.S. Securities and Exchange Commission are available for review on our website at www.mastercard.com. The information contained on our website is not incorporated by reference into this Report.

Item 1A.    Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant bank (the acquirer) to the cardholder bank (the issuer) in connection with transactions initiated with our payment system’s cards. Interchange fees, including MasterCard’s default interchange fees, are subject to increasingly intense regulatory scrutiny worldwide as card-based forms of payment have become relatively more important to local economies. Certain regulators are seeking to reduce these costs through regulatory action. For example:

•

In the European Union, the European Commission has issued a supplemental Statement of Objections challenging MasterCard’s cross-border interchange fees for credit, debit and commercial cards under European Union competition rules. If we do not obtain a favorable ruling, the European Commission could order us to change the manner in which MasterCard calculates its cross-border interchange fees.

•	In the United Kingdom, the Office of Fair Trading (OFT) issued a decision in September 2005 concluding that MasterCard’s U.K. interchange fees contravene U.K. and European Union competition laws. This decision was set aside by the U.K. Competition Appeals Tribunal in June 2006. However, the OFT has commenced a new investigation of MasterCard’s current U.K. interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. If the OFT determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. This new investigation will examine whether the new methodology for setting U.K. interchange fees adopted by MasterCard in November 2004—in connection with which MasterCard withdrew the authority of the U.K. members to set domestic interchange fees and conferred such authority exclusively on MasterCard’s President and Chief Executive Officer or his designee—contravenes applicable law. A negative decision could have a significant adverse impact on the revenues of MasterCard’s U.K. members and on MasterCard’s competitive position and overall business in the U.K.

•

In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card interchange fees. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. MasterCard and the financial institutions have appealed the decision. If the appeals are unsuccessful and the PCA’s decision is allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish members and on MasterCard’s overall business in Poland.

•

In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic interchange fees do not comply with New Zealand competition law, and are seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand members and on MasterCard’s overall business in New Zealand.

•

In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.”

•

In Australia, the Reserve Bank of Australia has enacted regulations controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours, that do not regulate the merchant discount charged by proprietary end-to-end networks (such as those offered by American Express or Discover), which have already benefited from these regulations.

Interchange fees are also being reviewed in a number of other jurisdictions, including Brazil, Colombia, Mexico, South Africa, Singapore, Hungary, Portugal and Switzerland. We believe that regulators are increasingly adopting a coordinated approach to interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions. In the United States, interchange fees have also been the topic of increased congressional and regulatory interest. In February 2006, the Energy and Commerce Committee of the U.S. House of Representatives held a hearing on interchange fees. A similar hearing was held in the U.S. Senate Judiciary Committee in July 2006 and additional hearings are expected in 2007. In addition, the U.S. Senate Permanent Subcommittee on Investigations recently initiated an investigation of credit card practices that will include consideration of interchange fees. Also, the general topic of interchange fees has been raised in other congressional hearings and other forums, including conferences held by a number of Federal Reserve banks. Several state legislatures in the United States have considered or proposed interchange legislation. Finally, the Merchants Payment Coalition, a coalition representing businesses that accept credit and debit cards, is mounting a challenge to interchange fees in the United States by seeking legislative and regulatory intervention.

In addition, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately fifty class-action or individual suits alleging that our interchange fees violate federal antitrust laws. These suits allege, among other things, that MasterCard’s purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages in an unspecified amount, attorney’s fees and injunctive relief. See Note 20 to the Consolidated Financial Statements included in this Report for more details regarding the allegations contained in these complaints and the status of these proceedings. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face.

If issuers cannot collect or are forced to reduce interchange fees, they may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in a four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. If we are less successful than Visa in defending interchange fees, we could also be competitively disadvantaged against Visa. If we are ultimately unsuccessful in our defense of interchange fees, such regulation may have a material adverse impact on our revenue, our prospects for future growth and our overall business. In addition, this could result in MasterCard being fined and/or having to pay civil damages.

If we are found liable in any of the cases brought by American Express or Discover, we may be forced to pay substantial damages.

In 1998, the U.S. Department of Justice filed suit against MasterCard International, Visa U.S.A. Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that certain aspects of the governance of MasterCard and Visa were unlawful, and that MasterCard’s Competitive Programs Policy (“CPP”) and a similar Visa bylaw provision that prohibited financial institutions participating in the respective systems from issuing competing proprietary payment cards (such as American Express or Discover) acted to restrain competition. Although we were successful in defending the relevant aspects of our governance structure at trial, the Second Circuit Court of Appeals affirmed the trial court judge’s ruling that our CPP and Visa’s bylaw constituted unlawful restraints of trade under U.S. federal antitrust laws. Based on the final judgment in this matter, our CPP became unenforceable in October 2004 and was subsequently repealed. Thereafter, Discover and American Express each filed suit against us, Visa U.S.A. Inc. and Visa International Services Association alleging that the CPP and Visa’s bylaw provision caused each injury by unlawfully restraining trade under U.S. federal antitrust laws. Discover also alleges that it suffered injury by reason of our rules, which required merchants in the United States to accept our debit cards if they accepted other MasterCard-branded cards, before these rules were modified as part of the U.S. merchant lawsuit described below. The American Express complaint names a number of member banks as co-defendants. In connection with their respective claims, American Express and Discover each requested that the district court give collateral estoppel effect to its findings in its judgment in the Department of Justice litigation. Although the district court has denied that request at this stage in the litigation, the court indicated that American Express and Discover may refile a motion for collateral estoppel after further proceedings. If the court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiffs’ claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining at trial will be whether a damage award is appropriate and, if so, what the amount of damages should be.

Neither American Express nor Discover has specified the amount of damages sought and, due to the considerable uncertainty associated with these proceedings, it is currently not reasonably possible to estimate the amount or range of any potential liability. Each of American Express and Discover has conveyed their belief that these damages are substantial. Moreover, because these actions have been brought under U.S. federal antitrust laws, any actual damages will be trebled and we may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the adverse effect upon us of any adverse judgment. If we are unsuccessful in defending against either or both of these lawsuits, the ultimate liability for MasterCard could have a material adverse effect on our results of operations, financial position and cash flows in the quarterly and annual period when such losses are recognized. Such liability could also have a material adverse effect on our overall financial position and, in certain circumstances, even cause us to become insolvent. Similarly, if we decide to settle either or both lawsuits or if we establish provisions in connection with them (which will depend on our continuing reconsideration of the progress of the litigation), such a settlement or the establishment of such provisions could also have such a material adverse effect. See “Risk Factors—Legal and Regulatory Risks—If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected” and Note 20 to the Consolidated Financial Statements included in this Report.

If the settlements of our currency conversion cases are not ultimately approved and we are unsuccessful in any of our various lawsuits relating to our currency conversion practices, our business may be materially and adversely affected.

We generate significant revenue from processing cross-border currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In particular, a trial judge in California found that our currency conversion practice is deceptive under California state law, and ordered us to mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The decision was reversed on appeal on grounds that plaintiff lacked standing to pursue his claims. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to MasterCard cardholders outside of California. We have succeeded in having several of these cases dismissed or transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions. The class actions allege that our currency conversion practices violate federal antitrust laws. On July 20, 2006, MasterCard and the other defendants in the federal class actions entered into agreements settling those cases and related matters, as well as the California state case. Pursuant to the settlement agreements, MasterCard has paid $72 million to be used for defendants’ settlement fund to settle the federal actions and $13 million, which is expected to be paid in 2007, to settle the California case. The settlement agreements are subject to final approval by the court and resolution of all appeals. If final approval of the settlement agreements is not granted and we are unsuccessful in defending against these lawsuits or the state currency conversion cases, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices. See Note 20 to the Consolidated Financial Statements included in this Report.

If we are found liable in any of the other litigations that have been brought against us or in any other litigation to which we may be subject in the future, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability.

There are currently actions against MasterCard International in a number of state courts and the District of Columbia. In a number of these state courts, there are multiple complaints against MasterCard International brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit, which was brought on behalf of a class of U.S. merchants against MasterCard International and Visa and alleged, among other things, that our “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. The plaintiffs also asserted that we and Visa conspired to monopolize what they characterized as the point-of-sale debit card market. In June 2003, MasterCard International entered into a settlement agreement that resolved the U.S. merchant lawsuit and contract disputes with certain customers. The settlement agreement required, among other things, that we pay $125 million in 2003 and $100 million annually each December from 2004 through 2012. See Note 18 to the Consolidated Financial Statements included in this Report for a description of the settlement agreement. The putative consumer class actions are not covered by the terms of the June 2003 settlement agreement. These actions assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold.

None of the putative consumer class actions specifies the amount of damages sought. See Note 20 to the Consolidated Financial Statements included in this Report. We may also be sued in the future in the United States or in other jurisdictions by our customers, merchants or consumers for substantial damages or injunctive relief in connection with our business practices. If we are unsuccessful in our defense against the consumer class actions, or any other litigation, we may be forced to pay damages and/or change our business practices and pricing structure, any of which could have a material adverse effect on our revenue and profitability.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

Except with respect to currency conversion litigations, we have not established reserves for any of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. A plaintiff in one of our antitrust litigations has asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed our capital and ability to pay and that the damages in such lawsuit and in our other pending litigations are likely to be in the billions of dollars before trebling. See Note 20 to the Consolidated Financial Statements included in this Report.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

As a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 20 to the Consolidated Financial Statements included in this Report. These limitations and any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

The payments industry is generally the subject of increasing global regulatory focus, which may impose costly new compliance burdens on us and our customers and lead to decreased transaction volumes through our systems.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, our customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in recent years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA Patriot Act, which has required our customers and us to create and implement comprehensive anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used and the types of cardholders and merchants who can obtain or accept our cards.

We are also subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control (“OFAC”). While MasterCard has no business operations, subsidiaries or affiliated entities in Syria, Iran, Sudan, North Korea or Cuba, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries, which have each been identified by the U.S. State Department as terrorist-sponsoring states and are subject to OFAC restrictions. Our reputation may suffer due to our association with these countries, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies are in the process of developing a number of regulations implementing the Fair and Accurate Credit Transactions Act that could have a material impact on our customers’ businesses by increasing costs of issuance and/or decreasing the ability of card issuers to set the price of credit. Regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues.

There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to interchange fees, the Senate Permanent Subcommittee on Investigations will also consider the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit fees are determined, imposed, and disclosed. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented. Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenues.

The U.S. Congress recently enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and will be implemented through a federal rulemaking process that is expected to be completed in 2007. These federal rules could require us and our customers to implement new compliance programs that would increase our costs and/or decrease our transaction volumes. In addition, it is expected that the U.S. Congress will renew consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Most U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, privacy, disclosure rules, security, and marketing that would impact our customers directly. The implementation of recently enacted bankruptcy reform legislation in the United States may also directly affect our customers’ business models for their payment cards business. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

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

Existing and proposed regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards issued and could increase our costs.

We and our customers are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguards rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In the United States, a number of bills were considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. Congress will likely consider these issues again in 2007 which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

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

We generate revenue from the fees that we charge our customers for providing transaction processing and other payment-related services and from assessments on the dollar volume of activity on cards carrying our brands. In order to increase transaction volumes, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our revenue and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.

Our strategy is to grow our business by, among other things, focusing on our key customers and entering into customized business agreements with key customers around the globe. In the future, we may not be able to enter into such agreements on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger and have greater financial resources than we do and accordingly, may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit. Furthermore, a number of customers from which we earn substantial revenue are principally aligned with one of our competitors. A significant loss of revenue or transaction volumes from these customers could have a material adverse impact on our business.

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

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2006, the net revenues from these customers represented an aggregate of approximately $1.1 billion, or 34%, of total revenue. One of our large customers, JPMorgan Chase Bank and its affiliates, generated 11% of our consolidated revenue in 2006. JPMorgan Chase Bank also acts as our U.S. settlement bank and has a significant commitment under our revolving credit facility. Loss of business from JPMorgan Chase Bank or any of our other large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. For instance, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 18 to the Consolidated Financial Statements included in this Report. In addition, some large merchants are supporting many of the legal and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings. Large merchants are also able to negotiate pricing discounts and other incentives from us and our customers as a condition to accepting our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based payment systems. See “Business—Competition” in Part I, Item 1 of this Report. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not be able to compete effectively against these threats. In addition, our competitors may be more efficient than we are in introducing innovative programs and service. As a result, our revenue or profitability could decline.

A significant portion of the revenue we earn outside the United States is generated from cross-border transactions and a decline in cross-border business and leisure travel could adversely affect our revenues and profitability.

We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from fees for processing cross-border and currency conversion transactions. In addition, we charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross border travel and our customers’ need for transactions to be converted into their base currency. In particular, international geopolitical, economic and other conditions, including the threat of terrorism and outbreak of diseases such as avian influenza, could cause a decline in cross-border business and leisure travel, which could adversely affect our revenues and profitability.

We have repealed our Competitive Programs Policy (“CPP”) in the United States as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result.

Based on a final judgment of our litigation with the U.S. Department of Justice, in October 2004, our CPP in the United States, which prohibited financial institutions participating in our system from issuing competing proprietary payment cards, became unenforceable and was subsequently repealed. See Note 20 to the Consolidated Financial Statements included in this Report. As a result, our issuers are now permitted to issue general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). This may cause our members to issue fewer cards with our brand and to enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process, decreasing our revenues. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Finance, have begun to issue or have announced that they will issue American Express or Discover-branded cards. Accordingly, the repeal of the CPP may have a material adverse affect on our business, revenue and profitability.

We depend significantly on our relationships with our customers to manage our payment system. If we are unable to maintain those relationships, or if our customers are unable to maintain their relationships with cardholders or merchants that accept our cards for payment, our business may be materially and adversely affected.

We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not establish the discount rate that merchants are charged for card acceptance, which is the responsibility of our acquirers. As a result, our business significantly depends on the continued success and competitiveness of our issuer and acquirer customers. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

With the exception of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transactions conducted using MasterCard, Maestro and Cirrus cards are authorized, cleared and settled by our customers or other processors without involving our central processing systems. Because we do not provide domestic processing services in these countries and do not, as described above, have direct relationships with cardholders or merchants, we depend on our close working relationships with our customers to effectively manage our brands, and the perception of our payment system among regulators, merchants and consumers in these countries. From time to time, our customers may take actions that we do not believe to be in the best interests of our payment system overall, which may materially and adversely impact our business. If our customers’ actions cause significant negative perception of the global payments industry or our brands, cardholders may reduce the usage of our programs, which could reduce our revenues and profitability.

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

In recent years, we believe that industry-wide offline and online debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, we believe that transactions involving our brands account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions. We may also be impacted adversely by any tendency among U.S. consumers or financial institutions to migrate from offline, signature-based debit transactions to online, PIN-based transactions, because the latter types of transactions are more likely to be processed by other ATM/debit point-of-sale networks. In addition, we generally earn higher revenues on point-of-sale purchase transactions than on cash access transactions, and on domestic credit and offline debit transactions than on comparable online debit transactions.

Furthermore, in June 2003, following the settlement of the U.S. merchant lawsuit, Visa enacted a bylaw requiring its 100 largest issuers of debit cards in the United States to pay a so-called “settlement service fee” if these issuers reduce their debit Visa volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. See Note 20 to the Consolidated Financial Statements included in this Report for a description of our response to this bylaw provision. If Visa is permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prohibit them from converting their debit card programs to our programs.

Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

Global economic, political and other conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. Also, as we are principally domiciled in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our members default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfall, insolvency or other reasons. If a principal member or affiliate debit licensee is unable to fulfill its settlement obligations to other members, we may bear the loss even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Our estimated gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $18.1 billion as of December 31, 2006. We have a revolving credit facility in the amount of $2.5 billion which could be used to provide liquidity in the event of one or more settlement failures by our members. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. For more information on our settlement exposure as of December 31, 2006, see Note 21 to the Consolidated Financial Statements included in this Report.

Following our ownership and governance change, we no longer have the right to impose special assessments for extraordinary events upon the members of MasterCard International, which could leave us exposed to significant losses that could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent.

In connection with our ownership and governance change, the certificate of incorporation and the bylaws of MasterCard International were amended to eliminate the right of MasterCard International to impose special assessments for extraordinary events upon its members. This special assessment right previously allowed MasterCard International to recover from its members all or a portion of its expenses and liabilities arising out of extraordinary events, such as settlements or judgments in major litigations and catastrophic occurrences that may cause significant risk or damage to MasterCard. We now bear the expenses and liabilities associated with extraordinary events without recourse to members of MasterCard International through a right of assessment. Accordingly, the loss of this special assessment right for extraordinary events leaves us exposed to significant risks and losses from these types of extraordinary events, which could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction processing systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. Most of our transaction processing systems are controlled by a single facility, supported by a separate smaller co-processing facility. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Additionally, we rely on third-party service providers, such as AT&T, for the timely transmission of information across our global data transportation network. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, and other third parties store cardholder account information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, damage the reputation of our brands and lead to claims against us. In 2005 and 2006, there were several high-profile account data compromise events potentially affecting millions of cardholders. In addition, in 2007, TJX Companies Inc., which owns several retailers, including T.J. Maxx, Marshalls, HomeGoods and A.J.Wright stores, announced that it suffered an unauthorized intrusion into its computer systems that process and store information related to credit and debit card transactions, which could affect millions of MasterCard, Visa, Discover and American Express cardholders. As a result, we may be subject to lawsuits in connection with data security breaches involving payment cards carrying our brands. If we are unsuccessful in defending lawsuits involving such data security breaches, we may be forced to pay damages, which could materially and adversely affect our profitability. In addition, any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which could have a material adverse impact on our transaction volumes, revenue and future growth prospects, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards could lead to regulatory intervention, such as mandatory card re-issuance or enhanced security requirements, and damage to our reputation and financial damage to our brands, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which would reduce our revenue and income.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes or by intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

We may face increased competition resulting from a change in ownership of our competitors, which could have an adverse impact our revenue.

Both Visa and Discover have recently announced plans to change their ownership structures, which could result in them becoming stronger and more efficient companies within the global payments industry. In October 2006, Visa announced its plan to restructure its organization through the creation of a new stock corporation owned by its current member financial institutions, to be followed by an initial public offering within 12 to 18 months. In December 2006, Morgan Stanley announced that it would spin-off its Discover card unit as a publicly-traded company in the third quarter of 2007. If we are unable to compete effectively with Visa and Discover, then use of our programs and products could decline, which would have an adverse impact on our revenues.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2006, approximately 47.7% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We may evaluate or make strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any such acquired businesses, products or technologies. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions.

Changes in the regulatory environment may adversely affect our benefit plans.

We provide certain retirement benefits to our U.S. employees through the MasterCard Accumulation Plan (MAP), a qualified cash balance benefit plan. While two U.S. federal circuit courts of appeal have ruled that cash balance pension plans do not violate the age discrimination provisions of ERISA, various other courts have ruled that such plans are age discriminatory. When this issue is resolved definitely, we may be required to amend the MAP and, like other U.S. companies with cash balance plans, may be exposed to claims from plan participants. These developments could have a material adverse impact on our results of operations.

Risks Related to our Class A Common Stock and Governance Structure

Future sales of our shares of Class A common stock could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. We currently have 79,631,983 outstanding shares of Class A common stock of which 13,496,933 shares were donated by MasterCard to the Foundation. Under the terms of the donation, the Foundation may sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. However, the Foundation has obtained permission from the Canadian tax authorities to defer its annual disbursement requirement for up to ten years and meet its total deferred disbursement obligations at the end of the ten-year period. Despite this permission to defer annual disbursements, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. In addition, the Foundation will be permitted to sell all of the remaining shares held by it starting twenty years and eleven months after the consummation of the IPO.

In addition, holders of our Class B common stock will, commencing on the fourth anniversary of the consummation of the IPO, have the option to convert their shares of Class B common stock into shares of our Class A common stock on a one-for-one basis, subject to certain rights of first refusal by the other holders of Class B common stock, in connection with sale of such stock to an eligible holder. All of the shares of Class A common stock issuable upon conversion of such shares will be freely tradable without restriction or registration under the Securities Act by persons other than our affiliates. These future sales, or the perception that such sales may occur, could depress the market price of our Class A common stock.

The trading market for our Class A common stock could be adversely affected because provisions of our certificate of incorporation will make it in many cases difficult for broker-dealers that are members or affiliates of members of MasterCard International to make a market in our Class A common stock.

Our amended and restated certificate of incorporation provides that no person who is a member or affiliated with a member of MasterCard International, which we refer to collectively as “member affiliates,” as well as the broker-dealer affiliates of such members, will be permitted to beneficially own any shares of Class A common stock or certain other voting stock (or securities convertible or exchangeable into such stock) at any time, subject to a limited number of exceptions. Those exceptions include (1) an underwriter participating in an offering of such securities may beneficially own such securities, but only to the extent necessary to facilitate that offering and (2) such a person may beneficially own such securities if those securities are held for the benefit of third parties or in customer or fiduciary accounts in the ordinary course of such person’s business and are held by such person without the purpose or effect of changing or influencing control of MasterCard. Accordingly, no member affiliate is able to trade as a principal in our Class A common stock and is restricted in its ability to act as a market-maker in our Class A common stock, although member affiliates are able to execute trades as agents for third parties. These restrictions on the ability of the member affiliates to engage in market-making may adversely affect the trading market for the Class A common stock.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock, the Class B common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. Further, no member or former member of MasterCard International, or any operator, member or licensee of any competing general purpose payment card system, or any affiliate of any such person, may beneficially own any share of Class A common stock or any other class or series of our stock entitled to vote generally in the election of directors. In addition,

•	our board of directors is divided into three classes, with approximately one-third of our directors elected each year;

•	up to three of our directors (but no more than one-quarter of all directors) are elected by the holders of our Class M common stock;

•	any representative of a competitor of MasterCard or of the Foundation is disqualified from service on our board of directors;

•

our directors, other than the directors elected by the holders of our Class M common stock (who may be removed without cause by the holders of the Class M common stock), may be removed only for cause and only upon the affirmative vote of at least 80% in voting power of all the shares of stock then entitled to vote at an election of directors, voting together as a single class;

•	our stockholders are not entitled to the right to cumulate votes in the election of directors;

•	holders of our Class A common stock are not entitled to act by written consent;

•	our stockholders must provide timely notice for any stockholder proposals and director nominations;

•

we have adopted limited liability provisions that eliminate the personal liability of directors and the members of our European Board for monetary damages for actions taken as a director or member, with certain exceptions; and

•

a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required to amend certain sections of our amended and restated certificate of incorporation and for stockholders to amend any provision of our bylaws.

A substantial portion of our voting power is held by the Foundation, which is restricted from selling shares for an extended period of time and therefore may not have the same incentive to approve a corporate action that may be favorable to the other public stockholders. In addition, the ownership of Class A common stock by the Foundation and the restrictions on transfer could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock.

The Foundation owns 13,496,933 shares of Class A common stock, representing approximately 17% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements starting on the fourth anniversary of the IPO. The directors of the Foundation are required to be independent of us and our members. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.

The holders of our Class M common stock have the right to elect up to three of our directors and to approve significant corporate transactions, and their interests in our business may be different than our other shareholders.

Our amended and restated certificate of incorporation requires us to obtain the approval of the holders of our Class M common stock, voting separately as a class, for a variety of enumerated actions. For example, the approval of the holders of our Class M common stock is required to make certain amendments to our certificate of incorporation, to approve the sale, lease or exchange of all or substantially all of our assets, to approve the consummation of mergers or consolidations of MasterCard or for us to cease to engage in the business of providing core network authorization, clearing and settlement services for branded payment card transactions. In addition, the holders of our Class M common stock have the right to elect up to three of our directors. Because shares of the Class M common stock do not have any economic rights, the holders of the Class M common stock may not have the same incentive to approve a corporate action that may be favorable for the holders of Class A common stock, or their interests may otherwise conflict with those of the holders of Class A common stock.

Certain aspects of our European operations are managed by the European Board which has been elected by the European holders of Class M common stock and which may reach different decisions than our Global Board of Directors.

Certain aspects of our European operations, including review of membership applications, levying of fines and certain assessments and fees applicable to European members, establishment of intraregional operating rules, approval of the European annual expense budget, disbursing surplus funds, and implementation of certain intraregional product and enhancement developments and affinity and co-branding rules are managed by or under the direction of our European Board. The European Board is elected by holders of our Class M common stock who have their principal operations in Europe, and consists of representatives of our European members. Although our board of directors may, through a majority or a two-thirds vote depending on the circumstances, override decisions or temporarily assume any authority granted to the European Board, the European Board may reach different decisions than our board of directors would have reached on the same matter.

Our ability to pay regular dividends to our holders of Class A common stock and Class B common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

MasterCard intends to pay cash dividends on a quarterly basis on our shares of Class A common stock and Class B common stock. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. The payment of dividends is dependent upon our ability to generate earnings and cash flows so that we may pay our obligations and expenses and pay dividends to our stockholders. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs. If, as a consequence of these various factors, we are unable to generate sufficient earnings and cash flows from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares of Class A common stock and Class B common stock.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2006, MasterCard and its subsidiaries owned or leased 64 commercial properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on August 31, 1999. See Note 17 to the Consolidated Financial Statements included in Item 8. Our leased properties in the United States are located in 10 states and in the District of Columbia. We also lease properties in 40 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings

Refer to Notes 18 and 20 to the Consolidated Financial Statements included in Item 8.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock commenced trading on the New York Stock Exchange under the symbol “MA” on May 25, 2006. The following table sets forth the intra-day high and low sale prices for our Class A common stock from May 25, 2006 and for the two full quarterly periods in 2006 following the Company’s IPO, as reported by the New York Stock Exchange. At December 31, 2006, the Company had 32 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers.

2006	High	Low
Second Quarter (from May 25, 2006)	$50.63	$40.20
Third Quarter	70.45	43.67
Fourth Quarter	108.60	68.28

There is currently no established public trading market for our Class B common stock or Class M common stock. There were approximately 1,454 and 1,600 holders of record of our Class B common stock and Class M common stock, respectively, as of December 31, 2006.

Dividend Declaration and Policy

On November 10, 2006 and February 9, 2007, we paid quarterly cash dividends of $0.09 per share on our Class A common stock and Class B common stock for the fourth quarter of 2006 and the first quarter of 2007, respectively. In addition, on February 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 10, 2007 to holders of record on April 9, 2007 of our Class A common stock and Class B common stock. Subject to legally available funds, we intend to pay a quarterly cash dividend on our outstanding Class A common stock and Class B common stock. However, the declaration and payment of future dividends is at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs. Prior to the IPO, we did not pay any cash dividends on our shares of outstanding common stock.

Pursuant to our amended and restated certificate of incorporation, holders of our Class M common stock are not entitled to receive dividends.

Equity Compensation Plans

The table below presents information as of December 31, 2006 for the MasterCard Incorporated 2006 Long Term Incentive Plan (the “Long Term Plan”) and the 2006 Non-employee Director Equity Compensation Plan (the “Director Plan”) both of which have been approved by stockholders. MasterCard does not have any equity compensation plans that have not been approved by stockholders. For a description of the Long Term Plan and the Director Plan, see Note 16 to the Consolidated Financial Statements included in Item 8 of this Report.

Plan category	Number of shares of Class A common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	552,692	$39	4,847,247	[1]
Equity compensation plans not approved by stockholders	—	$—	—

Total	552,692		4,847,247

[1]

In addition to options, the Long Term Plan authorizes the issuance of restricted stock, restricted stock units, performance units and other stock-based awards and the Director Plan authorizes the issuance of deferred stock units. Of these shares, 2,861,118 and 22,936 shares may be issued pursuant to outstanding restricted stock units and deferred stock units, respectively.

Use of Proceeds from the IPO

In the second quarter of 2006, we used all but $650 million of our net proceeds from the IPO (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from our previous stockholders, which was equal to the aggregate number of shares of Class A common stock that we issued to investors in the IPO (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and contributed to the Foundation. We intend to use the remaining proceeds to increase our capital, defend ourselves against legal and regulatory challenges, expand our role in targeted geographies and higher growth segments of the global payments industry and for other general corporate purposes. However, we have not determined the amounts of such remaining proceeds that are to be allocated to these purposes.

Item 6.    Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Item 8 in this Report. The statement of operations data presented below for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002, were derived from the audited consolidated financial statements not included in this Report. As explained in footnote 2 below, the results of the operations of MasterCard Europe S.A. (“MasterCard Europe”) have been included in our consolidated statements of operations from June 28, 2002 to present. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in Item 8 in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002[2]
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$3,326,074	$2,937,628	$2,593,330	$2,230,851	$1,891,811
Operating Income (Loss)	229,495	393,184	346,672	(601,862)	141,997
Income (Loss) before cumulative effect of accounting change	50,190	266,719	238,060	(390,742)	116,429
Net Income (Loss)	50,190	266,719	238,060	(385,793)	116,429
Net Income (Loss) Per Share before cumulative effect of accounting change (Basic and Diluted)[1]	.37	1.98	1.76	(2.90)	.86
Net Income (Loss) Per Share (Basic and Diluted)[1]	.37	1.98	1.76	(2.86)	.86
Balance Sheet Data:
Total Assets	$5,082,470	$3,700,544	$3,264,670	$2,900,905	$2,260,875
Long-Term Debt	229,668	229,489	229,569	229,574	80,107
Obligations under U.S. Merchant Lawsuit, Long-term	359,640	415,620	468,547	516,686	—
Stockholders’/Members’ Equity	2,364,359	1,169,148	974,952	698,721	1,023,406
Cash dividends declared per share	.18	—	—	—	—

1

As more fully described in Note 2 to the Consolidated Financial Statements included in Item 8, in connection with the ownership and governance transactions, we reclassified all of our 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
2	On June 28, 2002, we converted from a membership to a stock company through the creation of MasterCard Incorporated, a new holding company. Also on June 28, 2002, MasterCard Incorporated directly and indirectly acquired all of the outstanding stock of Europay International S.A. (“EPI”) in a transaction that we refer to as the “Integration”. On July 16, 2002, EPI was renamed MasterCard Europe S.A. On September 30, 2002, MasterCard Europe was reorganized in Belgium as MasterCard Europe sprl.

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

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP"). Pursuant to the requirements of Regulation G, portions of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company's related financial results prepared in accordance with GAAP. Specifically, we are presenting information regarding changes in operating expenses in the year ended December 31, 2006 compared to the same period in 2005 that exclude a non-cash charge associated with the donation of shares of Class A common stock to the MasterCard Foundation (the “Foundation”), charges associated with litigation settlements and a catch-up adjustment relating to cash award executive incentive plans (“EIP”) (collectively, the “special items”) as well as gross assessments excluding certain pricing modifications, because the Company's management believes that exclusion of this information facilitates understanding of our results of operations and provides meaningful comparison of results between periods. See “–Operating Expenses” for a table which provides a reconciliation of operating expenses excluding special items to the most directly comparable GAAP measure. In addition, the paragraph under the table provides operating expenses in 2004 excluding litigation settlements to provide a meaningful comparison between 2005 and 2004. Similarly, we present the effective tax rate with and without the impact of the stock donation to the MasterCard Foundation for the year ended December 31, 2006 because the stock donation to the Foundation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership structure implemented during the second quarter of 2006. The effective tax rate without the impact of the stock donation to the Foundation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2005.

Overview

We are a global payment solutions company that provides a variety of services in support of our customers’ credit, debit and related payment programs. We manage a family of well-known, widely accepted payment card brands including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card system. Cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

We successfully completed our initial public offering (“IPO”) and implemented a new governance and ownership structure during the second quarter of 2006 (see “Impact of the IPO” below). We donated $395 million of our Class A common stock and $20 million in cash to the Foundation during 2006. We recorded net income of $50 million, or $.37 per basic and diluted share, for the year ended December 31, 2006 versus $267 million or $1.98 per basic and diluted share in 2005.

We achieved double-digit revenue growth of 13.2% in 2006. Our revenue growth was moderated by a $341 million or 42.1% increase in rebates and incentives to our customers and merchants in the year ended December 31, 2006. The growth in revenues was principally due to increased transactions and volumes and restructuring of currency conversion pricing. In April 2006, we restructured our currency conversion pricing by initiating a charge to our issuers and acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for performing currency conversion. The restructuring of the currency conversion pricing and other less significant pricing modifications in 2006 accounted for approximately 3% of our revenue growth for the year ended December 31, 2006. Revenue growth was also impacted during the first three months of 2006 by certain other pricing changes that went into effect in April 2005. There was a negligible impact on revenues relating to a slightly unfavorable foreign currency fluctuation of the euro against the dollar.

Operating expenses increased 21.7% in 2006. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses increased 9.2% in the year ended December 31, 2006. Our operating expenses as a percentage of total revenues were 93.1% in 2006 versus 86.6% in 2005. Excluding the impact of special items, our operating expenses as a percentage of total revenues improved to 80.5% in 2006 from 83.4% in 2005. The increase in operating expenses, excluding the impact of special items in 2006, was primarily due to an increase in general and administrative expenses to support our customer focused strategy and to a lesser extent an increase in advertising and marketing expenses to support our brand.

Our liquidity and capital position were strong, as we had $2.5 billion in cash, cash equivalents and available-for-sale securities, and $2.4 billion in stockholders’ equity as of December 31, 2006.

We believe that the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to continue our growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate, premium and debit payments), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time, and in support of this strategy, we are continuing to hire additional resources and developing sales and other personnel. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European region, Latin American and Asia/Pacific countries.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation, and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See “Item 1A – Risk Factors” of this Report for these and other risks facing our business.

Impact of the IPO

We completed a plan for a new ownership and governance structure in the second quarter 2006, including the election of a new Board of Directors comprised of a majority of independent directors, establishment of an independent charitable foundation and completion of the IPO.

Under the new ownership and governance structure, our previous stockholders retained a 41% equity interest in the company through ownership of new non-voting Class B common stock. In addition, previous stockholders received a single share of Class M common stock that has no economic rights but provides certain voting rights, including the right to approve specified significant corporate actions and to elect up to three members of the MasterCard Board of Directors (but not more than one quarter of the total number of directors).

We also issued 66,134,989 shares of a new voting Class A common stock to public investors through the IPO which closed in May 2006. These public investors hold shares representing approximately 49% of our equity and 83% of our general voting power. Additional shares of Class A common stock, representing approximately 10% of our equity and 17% of our voting rights, have been issued as a donation to The MasterCard Foundation, a charitable foundation incorporated in Canada (the “Foundation”). See “Contribution Expense – Foundation” for additional information.

We used all but $650 million of our net proceeds from the IPO (including any proceeds received pursuant to the underwriters’ option to purchase additional shares) to redeem a number of shares of Class B common stock from our previous stockholders that was equal to the aggregate number of shares of Class A common stock that we issued to investors in the IPO (including any shares sold pursuant to the underwriters’ option to purchase additional shares) and contributed to the Foundation. We intend to use the remaining proceeds to increase our capital, defend ourselves against legal and regulatory challenges, expand our role in targeted geographies and higher growth segments of the global payments industry and for other general corporate purposes. We have not yet determined the specific amounts of all such remaining proceeds that are to be allocated to each of these purposes.

In addition, in connection with our new ownership and governance structure, we have adopted equity-based compensation plans. We have converted certain of our existing long-term incentive cash awards into equity-based compensation awards under this plan. Due to this conversion, we are recognizing approximately $10 million of additional personnel expense, of which $8 million was recognized in 2006. The remaining personnel expense will be amortized based on the vesting within the plans. The Human Resources and Compensation Committee of our Board of Directors also approved 2006 awards under the equity-based long-term incentive plan. Additionally, we granted a one-time restricted stock unit award to non-executive management employees of approximately 440 thousand shares in total, which resulted in deferred stock-based compensation equal to the fair value of the restricted stock units issued of approximately $17 million, which is being amortized over a three-year vesting period. During 2006, we expensed $3 million. The remainder of the fair value, net of assumed forfeitures, is being amortized over the remaining vesting period of the awards.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign exchange rates. In most regions except Europe, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar or euro compared to the foreign currencies of the related local volumes in each period. In 2006 and 2005, the U.S. dollar weakened as evidenced by a 15.7% and 14.3% increase in gross dollar volume (“GDV”) on a U.S. dollar converted basis, respectively, exceeded local currency GDV growth of 14.9% and 13.0%, compared to the same periods in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts and is summarized as follows:

	2006	2005	2004
Euro to U.S. dollar average exchange rate	$1.26	$1.25	$1.24
Devaluation of U.S. dollar to euro from prior year	(1)%	(1)%	(10)%
Revenue growth attributable to translation of MasterCard Europe revenues to U.S. dollars	—	—	2%
Operating expense growth attributable to translation of MasterCard Europe expenses to U.S. dollars	—	—	2%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 73.1%, 66.1% and 63.1% of our net revenues from net operations fees and approximately 26.9%, 33.9% and 36.9% of our net revenues from net assessments in 2006, 2005 and 2004, respectively. Approximately 3.3% of the shift to operation fees from assessments was due to the restructuring of the currency conversion pricing in 2006.

Operations fees are typically transaction-based for facilitating the processing of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

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

•

Settlement refers to the process in which we determine the amounts due between issuers and acquirers for payment transactions and associated fees. First, we clear a transaction by transferring the financial transaction details among issuers, acquirers or their designated third-party processors. Then we settle or exchange the related funds among the issuers and acquirers. We charge a fee for these settlement and clearing services. These fees are primarily paid by issuers.

•

Switch fees are charges for the use of the MasterCard Debit Switch (“MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•

Currency conversion and cross-border are volume-based revenues. Cross-border volumes are generated by transactions in which the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders for transactions. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. In April 2006, we restructured our currency conversion by initiating a charge to our issuers and acquirers for all cross-border transaction volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge our issuers for performing currency conversion.

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

•

Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. The methodology for calculating the transmission fees was changed in April 2005 so that they are based on the volume of information being transmitted through our systems and the number of connections to our systems. Prior to April 2005, these transmission fees were calculated solely based on the number and type of connections.

•

Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, were less than 10% of our consolidated revenues.

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

Generally, we process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia. We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Operations fees for offline debit transactions, which are generally signature-based debit transactions, are priced similar to credit transactions. Operations fees for processing domestic online debit transactions are priced in a similar manner as domestic offline debit and credit transactions, while international offline debit and credit transactions are priced higher than international online debit transactions.

Assessments are primarily based on GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV. Assessment rates vary by region. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These assessment rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit transactions are assessed at higher rates than online debit transactions. In addition, from time to time the Company may introduce assessments for specific purposes such as market development programs. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance.

In 2006 and 2005, gross revenues grew 19.5% and 21.1%, respectively. A component of our revenue growth for the year ended December 31, 2006 was the result of restructuring currency conversion pricing in April 2006. Revenue growth was also impacted during the first three months of 2006 by certain other pricing changes that went into effect in April 2005. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 25.7%, 21.6% and 16.2% in 2006, 2005 and 2004, respectively. These pricing arrangements reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our key customers, the growing power of merchants and the impact of restructured pricing. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The U.S. remains our largest geographic market based on revenues. Revenue generated in the U.S. was approximately 52.3%, 54.8% and 58.5% of total revenues in 2006, 2005 and 2004, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced more growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a faster rate than U.S. revenues in 2006 and 2005. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack because these events impact travel patterns and related cross border transaction volumes. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumers’ confidence in the MasterCard brand.

Results of Operations

	For the Years Ended December 31,			Percent Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except per share, percent and GDV amounts)
Net operations fees	$2,430	$1,941	$1,637	25.2%	18.6%
Net assessments	896	997	956	(10.1)%	4.3%

Total revenue	3,326	2,938	2,593	13.2%	13.3%
General and administrative	1,505	1,352	1,186	11.4%	13.9%
Advertising and marketing	1,052	1,008	916	4.3%	10.1%
Litigation settlements	25	75	22	(66.8)%	247.1%
Charitable contributions to the MasterCard Foundation	415	—	—	**	—
Depreciation and amortization	100	110	122	(9.2)%	(10.9)%

Total operating expenses	3,097	2,545	2,246	21.7%	13.3%
Operating income	229	393	347	(41.6)%	13.4%
Total other income (loss)	65	14	(23)	357.0%	161.6%

Income before income tax expense	294	407	324	(27.8)%	25.8%
Income tax expense	244	140	86	73.5%	64.2%

Net income	$50	$267	$238	(81.2)%	12.0%

Net income per share (basic)[1]	$.37	$1.98	$1.76	(81.3)%	12.5%
Weighted average shares outstanding (basic)[1]	135	135	135	—	—
Net income per share (diluted)[1]	$.37	$1.98	$1.76	(81.3)%	12.5%
Weighted average shares outstanding (diluted)[1]	136	135	135	—	—
Effective income tax rate	82.9%[3]	34.5%	26.5%	**	**
Gross dollar volume (“GDV”) on a US dollar converted basis (in billions)	1,956	1,690	1,478	15.7%	14.3%
Processed transactions[2]	16,137	13,733	12,152	17.5%	13.0%

**	Not Meaningful, See “ —Operating Expenses” and “—Income Taxes” for more information.

1	As more fully described in Note 2 to the Consolidated Financial Statements included in Item 8, in connection with the ownership and governance transactions, we reclassified all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.
2	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions. Prior to 2005, processed transactions reported by MasterCard included certain MasterCard branded (excluding Maestro and Cirrus) transactions for which we received transaction details from our customers but which were not processed by our systems. In the first quarter of 2006, we updated our transaction detail to remove online balance inquiry transactions as well as online transactions which were declined for various reasons. Management determined that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions for the years ended December 31, 2005 and 2004 have been restated to be consistent with the calculation of processed transactions in 2006. Revenue has not been impacted by this change.
3	The effective tax rate includes the impact of a $395 million stock charitable contribution which is not deductible for tax purposes. See “—Income Taxes” for more information.

Operations Fees

The significant components in operations fees are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2006	2005	2006	2005
	(In millions, except percents)
Authorization, settlement and switch	$1,169	$1,055	$913	$114	$142	10.8%	15.6%
Currency conversion and cross border	622	317	281	305	36	96.2%	12.8%
Acceptance development fees	217	171	85	46	86	26.9%	101.2%
Warning bulletin fees	70	70	66	—	4	—	6.1%
Connectivity	84	63	35	21	28	33.3%	80.0%
Consulting and research fees	76	63	38	13	25	20.6%	65.8%
Other operations fees	449	378	337	71	41	18.8%	12.2%

Gross operations fees	2,687	2,117	1,755	570	362	26.9%	20.6%
Rebates	(257)	(176)	(118)	(81)	(58)	46.0%	49.2%

Net operations fees	$2,430	$1,941	$1,637	$489	$304	25.2%	18.6%

•

Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems, increasing 17.5% and 13.0% in 2006 and 2005, respectively. Offsetting the 2006 increase in growth was a 3.0% reduction of revenues due to the implementation of price changes in April 2006 to make our pricing compliant with the Single European Payment Area (“SEPA”) initiative. The SEPA price changes are slightly positive on a total gross revenue basis; however, these changes impact individual revenue categories, in particular authorization, settlement and switch, currency conversion and cross-border revenues and assessments. In 2006 and 2005, a portion of the revenue increases were also due to the pricing of a component of these revenues being restructured in April 2005. In addition, settlement revenue declined $15 million in 2006 and $2 million in 2005 relating to a decline in foreign exchange gains on settlement activities. MasterCard trading against the U.S. dollar instead of the euro beginning in May 2005 coupled with exchange rate volatility resulted in this impact to settlement revenue.

•

Currency conversion and cross-border revenues increased $305 million, or 96.2%, in 2006. This increase was primarily due to the restructuring of currency conversion pricing in April 2006. We restructured our currency conversion pricing by initiating a charge to our issuers, and in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase in 2006, $108 million was due to the reclassification of certain assessment revenues in our Europe region to cross-border volume revenue. In addition to the restructuring of these revenues, there was an increase in cross-border transaction volumes of 14.7% in 2006.

•

Acceptance development fees increased in 2006 due to increased volumes and to a lesser extent the impact of the implementation of new fees and increases on the pricing of existing fees which occurred in April 2005. The increase in 2005 was primarily due to the pricing change in April 2005.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•

Connectivity revenues increased in 2006 due to increased volumes and to a lesser extent the impact of the implementation of new fees and increases on the pricing of existing fees which occurred in April 2005. The increase in 2005 was primarily due to the pricing change in April 2005.

•

Consulting and research fees increased primarily due to new engagements with our customers in 2006 and 2005. Our business agreements with certain customers may include consulting services as an incentive. Approximately 36.9% of consulting and research fees in 2006 was generated by new engagements which were provided to customers as a component of incentive agreements compared to 14.2% in 2005. This type of incentive increases consulting fees and reduces assessments.

•

Other operations fees relate to various revenue streams including cardholder services (emergency services and card enhancements), compliance and penalty fees, holograms, user pay for a variety of transaction enhancement services, and manuals and publications. Of the increase in 2006, $13 million was due to increased revenues from cardholder services due to account growth, $8 million was due to an increase in fees from transactions accepted by U.S. acquirers from cardholders with non-U.S. issuers and $7 million for fees due to increased usage of our electronic image processing program which routes document images between customers. The change in any other individual revenue component was not material in 2006 and 2005.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to renewals of customer agreements, ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 9.6%, 8.3% and 6.7% in 2006, 2005 and 2004, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except percents)
Gross assessments	$1,790	$1,631	$1,341	$159	$290	9.7%	21.6%
Rebates and incentives	(894)	(634)	(385)	(260)	(249)	41.0%	64.7%

Net assessments	$896	$997	$956	$(101)	$41	(10.1)%	4.3%

GDV growth was 14.9% and 13.0% in 2006 and 2005, respectively, when measured in local currency terms, and 15.7% and 14.3% when measured on a U.S. dollar converted basis. A portion of our GDV growth relates to an increase in online debit transactions which are priced at a lower assessment rate compared to credit and offline debit transactions. Accordingly, assessments are increasing at a lower rate than GDV. Rebates and incentives provided to customers and merchants reduce assessments growth. Rebates and incentives as a percentage of gross assessments were 49.9%, 38.9% and 28.7% in 2006, 2005 and 2004, respectively. Rebates and incentives are primarily based on GDV, and may also contain fixed components for the issuance of new cards, launch of marketing programs or consulting services. In 2006, 2005 and 2004, the increase in the percentage of rebates and incentives compared to gross assessments was the result of new or revised pricing arrangements with certain large customers and merchants. In addition, during 2006 we provided significant incentives to support the conversion of a large payment card program to MasterCard.

Assessments were also impacted in 2006 by a reclassification of $108 million from assessments to currency conversion and cross-border revenues, offset by $33 million in pricing increases related to our SEPA pricing changes. Our gross assessments would have increased 14.3% in 2006 if these pricing modifications were not made in April 2006.

In 2005 and 2004, assessments grew due to an increase in assessments for marketing programs and other specific purposes. We introduced new or increased assessments for market development programs in specific countries or regions within Europe and Latin America. In 2005, offsetting a portion of the increase in assessments was the elimination of an assessment for the promotion of soccer events in the European region, which became a component of the core assessment rates in 2005.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other litigation settlements, contributions to the Foundation and depreciation and amortization expenses. In 2006, there was an increase in operating expenses of $552 million, or 21.7% compared to 2005. As described above, the following table shows a reconciliation of operating expenses excluding special items and as adjusted to the most directly comparable GAAP measure, which management believes creates a more meaningful comparison of results between periods:

	For the twelve months ended December 31, 2006				For the twelve months ended December 31, 2005
	Actual	Special Items		As Adjusted	Actual	Special Items		As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percents)
General and administrative	$1,505	$—		$1,505	$1,352	19	[a]	1,333	11.4%	13.0%
Advertising and marketing	1,052	—		1,052	1,008	—		1,008	4.3%	4.3%
Litigation settlements	25	25		—	75	75		—	(66.8)%	—
Charitable contributions	415	395	[b]	20	—	—		—	—	—
Depreciation and amortization	100	—		100	110	—		110	(9.2)%	(9.2)%

Total operating expenses	$3,097	$420		$2,677	$2,545	94		2,451	21.7%	9.2%

Total operating expenses as a percentage of total revenues	93.1%			80.5%	86.6%			83.4%

[a]	Adjustment to reflect accounting methodology change for cash-based executive incentive plans
[b]	Contribution of stock to the MasterCard Foundation

In 2005, there was an increase in operating expenses of $298 million, or 13.3% compared to 2004. During 2004, operating expenses as a percentage of total revenues was 86.6% including one special item for litigation settlements of $22 million. Excluding the impact of litigation settlements in 2004, operating expenses as a percentage of total revenues was 85.8% and the as adjusted increase in operating expenses was $225 million or 10.1% in 2005 from 2004.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. The major components of general and administrative expenses were as follows:

	For the years ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004	2006	2005
	(In millions, except percents)
Personnel	$966	$890	$741	$76	$149	8.5%	20.1%
Professional fees	180	135	130	45	5	33.3%	3.8%
Telecommunications	70	71	74	(1)	(3)	(1.4)%	(4.1)%
Data processing	59	62	59	(3)	3	(4.8)%	5.1%
Travel	97	84	66	13	18	15.5%	27.3%
Other	133	110	116	23	(6)	20.9%	(5.2)%

General and administrative expenses	$1,505	$1,352	$1,186	$153	$166	11.3%	14.0%

•

Personnel consists of employee compensation, benefits, training, recruiting and severance costs, as well as contractor and temporary personnel costs. Personnel increased in 2006 and 2005 primarily due to hiring additional staff to support our strategic initiatives. As we continue to expand our customer-focused approach and expand our relationships with merchants, additional personnel are required. In addition, we provided higher performance awards, as a result of the additional staff and better than anticipated performance against company objectives. In 2005, the following two items increased personnel expense and therefore, partially offset the increase in 2006:

-	Changing our methodology of recognizing the cost of executive incentive cash award plans, which resulted in a catch-up adjustment of $19 million.
-	Updating the assumptions for our actuarial determined severance plan accrual which resulted in higher severance costs of $20 million. This increase was partially offset by a $7 million reduction versus 2004 in the expense for actual severed employees.

•

Professional fees consist of expenses for consulting, legal, accounting and tax services. Professional fees increased in 2006 and 2005 primarily due to legal costs to defend our outstanding litigation and consulting services used to execute our strategy. Additionally, in 2005, consulting services and audit fees also increased relating to compliance with the Sarbanes-Oxley Act.

•	Telecommunications expense consists of costs to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with system changes, maintenance and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity as well as due to increased travel around 2006 World Cup soccer related activities.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Marketing

Advertising and marketing consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses increased $44 million or 4.3% in 2006 and increased $92 million or 10.1% in 2005. MasterCard was a sponsor of the 2006 World Cup soccer events. To fully capitalize on this valuable sponsorship, we devoted a significant amount of resources for the sponsorship fee, special programming, promotions and event marketing during 2006.

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase MasterCard brand awareness, as well as preference and usage of MasterCard cards. We are committed to maintaining and enhancing our brands and image through advertising and marketing efforts on a global scale.

Merchant Lawsuit and Other Litigation Settlements

In the first quarter of 2003, we recorded a pre-tax charge of $721 million ($469 million after-tax) consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. merchant lawsuit settlement agreement by the court and other factors. We are also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Standards No. 5, “Accounting for Contingencies”, we have recorded reserves in the aggregate amount of $89 million of which $73 million was paid in 2006. In connection with the settlement of certain other litigations, we recorded additional reserves of $25 million of which $23 million was paid in 2006.

Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows (in millions):

Balance as of December 31, 2004	$598
Litigation reserve for potential settlement of currency conversion litigations	75
Interest accretion on U.S. merchant lawsuit	47
Payments	(115)

Balance as of December 31, 2005	605
Reserve for litigation settlements	25
Interest accretion on U.S. merchant lawsuit	43
Payments	(196)

Balance as of December 31, 2006	$477

Contribution Expense—Foundation

At the time of the IPO, we issued 13,496,933 shares of our Class A common stock as a donation to the Foundation that is incorporated in Canada and controlled by directors who are independent of us and our members. The Foundation will build on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology, and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation will support organizations that provide microfinance programs and services to financially disadvantaged persons and communities in order to enhance local economies and develop entrepreneurs. In connection with the donation of the Class A common stock, we recorded an expense of $395 million which was equal to the aggregate value of the shares we donated. The value of the shares of Class A common stock we donated was determined based on the IPO price per share of Class A common stock in the IPO less a marketability discount of 25%. This marketability discount and the methodology used to quantify it were determined by management in consultation with independent valuation consultants retained by MasterCard. This discount was calculated based on analyses of prices paid in transactions of restricted stock of publicly held companies and on income based analyses. At the time of the IPO, we expected to donate approximately $40 million in cash to the Foundation over a period of up to four years in support of its operating expenses and charitable disbursements for the first four years of its operations, and we may make additional cash contributions to the Foundation during and after this period. In 2006, we recorded a $20 million expense for cash donations we made to the Foundation. Under the terms of the contributions to the Foundation, these donations are generally not deductible by MasterCard for tax purposes. As a result of this difference between the financial statement and tax treatments of the donations, there was a significant increase in our effective income tax rate for the year ended December 31, 2006 compared to the same period in 2005. We also expect to record an expense equal to the value of any cash we donate in the period or periods in which any such donations are made.

Depreciation and Amortization

Depreciation and amortization expenses decreased $10 million and $13 million in 2006 and 2005, respectively. These decreases were primarily related to certain assets becoming fully depreciated.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $64 million in 2006 and $12 million in 2005. The increase in 2006 is primarily driven by interest income from higher cash and short-term investment balances principally relating to the proceeds received from the IPO, increases in interest rates and dividends received. The interest earned on the IPO proceeds ultimately used for the stock redemption was approximately $7 million in the year ended December 31, 2006. The increase in 2005 is primarily due to an increase in interest income from higher cash balances and interest rates.

Interest expense decreased $9 million in 2006 and remained unchanged in 2005 from 2004. During the year ended December 31, 2006, $4 million of the reduction in expense was due to a refund of interest assessed in an audit of the Company’s federal income tax return, as well as the reduction of interest reserve requirements related to the Company’s tax reserves, resulting from the reassessment of such reserves. In addition, $4 million was due to lower interest accretion relating to the U.S. merchant lawsuit settlement.

Other gains and losses decreased in 2006 primarily due to a $17 million settlement the Company received in resolution of a dispute of a customer business agreement and $9 million in gains relating to the sale of two affiliated investments in 2005.

Income Taxes

Our effective tax rate for the year ended December 31, 2006 includes the impact of the $395 charitable contribution of MasterCard Class A common stock to the Foundation. This contribution was recorded as an expense in the income statement, however, it is not deductible for tax purposes. This resulted in a significant impact on our effective tax rate as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
	(In millions, except percents)
Twelve months ended December 31, 2006:

Income before income taxes	$294	82.9%	$395	$689	35.4%
Income tax expense[1]	244			244

Net Income	$50			$445

[1]	Income tax expense has been calculated with and without the impact of the stock contribution to the Foundation.

The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 was 82.9%, 34.5% and 26.5%, respectively. The rate in 2006 was higher than 2005 primarily due to the nondeductible charitable contribution of MasterCard Class A common stock to the Foundation during the second quarter of 2006. MasterCard recorded a significant expense equal to the value of Class A common stock we donated to the Foundation. Under the terms of the contribution to the Foundation, this contribution is generally not deductible by MasterCard for tax purposes. This transaction is discussed in more detail in the section under the heading “Impact of the IPO”. Accordingly, as a result of the significant difference between the financial statement and tax treatments of the donation, the calculation of an effective tax rate for the 2006 period is not meaningful. The increase in the effective tax rate for 2005 as compared to 2004 was attributable to the settlement and reassessment, during 2004, of various tax audit issues discussed below.

The components impacting the effective tax rates as compared to the U.S. federal statutory tax rate of 35% are as follows:

	For the Years Ended December 31,
	2006		2005		2004
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
	(In millions, except percents)
Income before income tax expense	$294		$407		$324

Federal statutory tax	$103	35.0%	$143	35.0%	$113	35.0%
State tax effect, net of federal benefit	6	1.8%	4	0.9%	4	1.3%
Foreign tax effect, net of federal benefit	(6)	(1.9)%	5	1.1%	4	1.2%
Non-deductible charitable stock contribution	138	47.0%
Non-deductible expenses and other differences	13	4.4%	(2)	(0.3)%	4	1.0%
Tax exempt income	(10)	(3.4)%	(8)	(2.0)%	(7)	(2.1)%
Adjustment to deferred tax for change in U.S. state tax rate	—	—	—	—	(8)	(2.6)%
Refund claims and settlement of audit matters:
United States	—	—	1	0.3%	(11)	(3.4)%
Foreign	—	—	(2)	(0.5)%	(13)	(3.9)%

Income tax expense	$244	82.9%	$141	34.5%	$86	26.5%

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At December 31, 2006 and 2005, we had $2.5 billion and $1.3 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs for the next twelve months. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A—“Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A of this Report. See also Note 20 to the Consolidated Financial Statements included in Item 8.

				Percent Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except percents)
Cash Flow Data:
Net cash provided by operating activities	$650	$273	$344	138.3%	(20.6)%
Net cash used in investing activities	(676)	(34)	(275)	(1,909.3)%	87.7%
Net cash provided by financing activities	638	—	—	—	—
Balance Sheet Data:
Current assets	$3,577	$2,228	$1,903	60.6%	17.1%
Current liabilities	1,812	1,557	1,301	16.4%	19.6%
Long-term liabilities	902	970	984	(7.0)%	(1.4)%
Equity	2,364	1,169	975	102.2%	19.9%

Net cash provided by operating activities for the year ended December 31, 2006 was $650 million compared to $273 million in 2005 and $344 million in 2004. In 2006, the increase in cash from operations was due to stronger operating performance, higher accounts payable and customer and merchant incentive accruals, partially offset by higher payments for litigation and customer and merchant incentive prepayments. In 2005, the decrease in cash provided by operating activities was due to a $40 million voluntary contribution to our qualified pension plan as well as higher income tax payments and prepayments made in accordance with new customer incentive agreements. These cash outflows in 2005 were offset by stronger operating performance versus 2004 and an increase in accruals for personnel costs associated with the Company’s employee incentive and severance plans.

The use of cash from investing activities for the years ended December 31, 2006 and 2005 was primarily due to net purchases of available-for-sale-securities and our investment on the internal development of capitalized software to support our business. Additionally, in 2005, we acquired certain businesses and invested in the internal development of capitalized software and purchases of fixed assets to support our business. The net cash provided by financing activities increased in 2006 as a result of the proceeds received from the sale of Class A common stock to investors in the IPO (including the proceeds received pursuant to the underwriters’ option to purchase additional shares) of approximately $2.5 billion, which was offset by $1.8 billion for the redemption of Class B common stock and a $12 million dividend payment.

Under the terms of the U.S. merchant lawsuit settlement agreement, we are required to pay $100 million annually each December through the year 2012. In addition, for the years ended December 31, 2006 and 2005, we made payments of $96 million and $15 million for currency conversion litigation and other litigation settlements.

On April 28, 2006, we entered into a committed 3-year unsecured $2.5 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced our prior $2.25 billion credit facility, which was to expire on June 16, 2006. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by our customers and, subject to a limit of $500 million, for general corporate purposes. The facility fee and borrowing cost are contingent upon our credit rating. At our current rating, we pay a facility fee of 8 basis points on the total commitment, or $2 million annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points (the LIBOR margin) or an alternative base rate. A utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. We were in compliance with the covenants of the Credit Facility as of December 31, 2006. There were no borrowings under the Credit Facility at December 31, 2006 or the previous facility at December 31, 2005. The majority of the Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Following the announcement of our planned ownership and governance changes, Standard & Poor’s placed our credit ratings on credit watch with negative implications and announced the intention to lower our long-term counterparty credit rating from A- to BBB+ and our subordinated debt rating from BBB+ to BBB, both with stable outlook, upon completion of the IPO. On May 25, 2006 these rating changes took effect. The change in our long-term counterparty rating resulted in an increase in the facility fee on the Credit Facility from 7 to 8 basis points, or $250 thousand annually. Additionally, the LIBOR margin increased from 28 to 37 basis points. We do not expect these rating changes to materially impact our liquidity or access to capital.

MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, have a 1 million euro overdraft facility. There is also a 1 million euro guarantee facility for MasterCard Europe. Interest on borrowings under the overdraft facility is charged at 50 basis points over the relevant market index and interest for the guarantee facility is paid at a rate of 1.5% per annum on outstanding guarantees. There were no borrowings under these facilities at December 31, 2006 and 2005. However, the euro guarantee facility supported bank-issued guarantees for a total of 849 thousand euros and 810 thousand euros, for the respective periods, which reduced the amount of funds available under this facility. Deutsche Bank AG is the lender of these facilities and is a customer and member of MasterCard International.

MasterCard Europe has one additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no material borrowings under this agreement at December 31, 2006 and 2005. HSBC Bank plc is the lender of this facility and is a customer and member of MasterCard International.

In September and December 2006, MasterCard’s Board of Directors declared quarterly dividends, each at $0.09 per share of Class A common stock and Class B common stock. The September dividend was paid on November 10, 2006 and was for an aggregate amount of $12 million. The December dividend was paid on February 9, 2007 and was for an aggregate amount of $12 million. On February 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 10, 2007 to holders of record on April 9, 2007of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend is estimated to be approximately $21 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Future Obligations

The following table summarizes our obligations as of December 31, 2006 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012 and thereafter
	(In millions)
Capital leases[1]	$62	$9	$10	$4	$39
Operating leases[2]	96	32	47	8	9
Sponsorship[3], licensing & other[4]	913	413	297	113	90
Litigation settlements[5]	617	117	200	200	100
Debt[6]	237	5	232	—	—
Executive incentive plan benefit[7]	36	36	—	—	—

Total	$1,961	$612	$786	$325	$238

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]	Includes $180 million as of December 31, 2006 relating to a sponsorship agreement which is the subject of a legal dispute and which we may not be obligated to pay.
[4]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $387 million as of December 31, 2006 related to customer and merchant agreements.

[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.

[6]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at December 31, 2006 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

[7]	Represents Executive Incentive Plan and the Senior Executive Incentive Plan cash payments due to employees should they terminate employment.

Related Parties

A significant portion of our revenue is concentrated among our five largest customers. In 2006, the net revenues from these customers were approximately $1.1 billion, or 34% of total net revenue. The loss of any of these customers could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may create pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.

Seasonality

Portions of our business are seasonal. Our gross revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. However, customer and merchant incentives, which are recorded as contra-revenue, and advertising, holiday promotions and incentives also increase generally causing our profitability to decline in the fourth quarter.

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
Revenue Recognition
Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Total assessment revenues included an estimate as of the end of the period for 26%, 15% and 11% of those assessment revenues, representing 7%, 5% and 4% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Our revenue recognition policies are fully described in our Consolidated Financial Statements in Item 8.

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
Rebates and incentives are estimated.	Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements.	If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially recorded.

Legal and Regulatory Matters
We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 and 20 to the Consolidated Financial Statements herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Discount Rate for Merchant Lawsuit Settlement
We have entered into a settlement agreement in connection with the U.S. merchant lawsuit. This settlement was discounted over the ten year payment term of the settlement.	We estimated the discount rate we used to calculate the present value of our obligations under the Settlement Agreement in 2003 to be 8%. The discount rate used was a matter of management judgment at the time of the settlement, which considered our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.	A one percent increase in the discount rate would increase annual interest expense by approximately $4 million in 2006, and declining amounts thereafter. The reverse impact would be experienced for a one percent decrease in the discount rate.

Goodwill and Intangible Assets (except Capitalized Software)
We perform analyses of goodwill and intangible assets on an annual basis or sooner if indicators of impairment exist. This evaluation utilizes a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of the carrying amount over fair value.	The test methods employed in performing the analyses involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data. We utilize independent valuation experts, if needed.	If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with goodwill and/or intangible assets. The carrying value of goodwill and intangible assets, excluding capitalized software, was $414 million, including $192 million of unamortizable customer relationships, as of December 31, 2006.

We determined customer relationships, an intangible asset, have an indefinite life. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.	We completed our annual impairment testing for all other goodwill and intangibles using the methodology described herein, and no significant impairment charges were recorded for the year ended December 31, 2006.

Income Taxes
In calculating our effective tax rate we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions, establishment of reserves for credits and audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset in excess of the net deferred tax asset or if we were unable to realize a net deferred tax asset; an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.

Capitalized Software
Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets.	We are required to make judgments to determine if each project will satisfy its intended use. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project.	If actual results are not consistent with our judgments, we may be exposed to an impairment charge. The net carrying value of capitalized software as of December 31, 2006 was $75 million.

On a quarterly basis, we perform impairment analyses on various technologies. If the carrying value of the various technologies exceeds the fair value, impairment charges are recorded.

During the year ended December 31, 2006, no significant impairment charges were recorded.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Pensions and Postretirement Benefit Plans

The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. This pension plan credits participants annually with an amount equal to a percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Company also maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

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

The discount rate for the Company’s pension and postretirement plans is subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate, we performed an analysis which matched the plans expected cash flows (determined on PBO basis) with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. Our discount rate of 5.75% as of December 31, 2006 is 25 basis points greater than the 5.50% rate used in calculating the net periodic benefit costs for 2005.

Net actuarial gains and/or losses in our benefit plans are amortized on straight-line basis over the expected average remaining service of active participants expected to benefit under the plans.

We determine the expected return on plan assets primarily based on long-term historical returns in equity and fixed income markets. The expected rate of our pension plan assets is 8.5% for the years ended December 31, 2006, 2005 and 2004.

The Company reviews external data and its own historical trends to determine the health care trend rates for postretirement medical costs.

A quarter of a percentage point decrease in our discount rate would increase our pension projected benefit obligation by $1.6 million, and increase our postretirement projected benefit obligation by $2.0 million. These decreases would have a negligible effect on our annual pension and postretirement expense. An equal but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate.

A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $0.5 million.

A complete analysis of the cost impact resulting from a change in this assumption is fully described in Note 12 to the Consolidated Financial Statements in Item 8 in this Report.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Postemployment Benefit Plan
We have a formal severance plan which sets forth the guidelines with respect to severance payments to salaried employees whose normal assignment is within the United States. Approximately 3,100 of our employees are covered by the Plan. Severance benefits are determined primarily by years of service and career level in accordance with either a standard or enhanced payment schedule, which is determined by the cause of the severance action. Certain assumptions are used in the determination of the liability for expected future severance obligations. Key assumptions include the number of severed participants, number of severed individuals by career level, benefit package and discount rate.

The assumption for the number of severed participants used in the calculation was 120 for 2006 and 100 for 2005. The career levels for these individuals was estimated using historical experience as a base, adjusted for a number of strategic and human resource initiatives implemented in 2006 and 2005. We review historical trends and future expectations when determining the type of benefits to be offered to the severed participants.

The discount rate for our postemployment plan is subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate, we performed an analysis which matched the plans expected cash flows with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. Our discount rate of 5.50% as of December 31, 2006 is 25 basis points less than the 5.75% rate used in calculating the severance obligations for 2005.

A 5% increase in the number of severed participants would increase our severance obligations by $1.7 million. An equal but opposite effect would be experienced for a 5% decrease in the number of participants.

A quarter of a percentage point decrease or increase in our discount rate would have an impact of approximately $0.4 million on our severance obligations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements the benefits associated with uncertain tax positions that the company has taken or expects to take on a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FIN 48 is effective for annual periods beginning after December 15, 2006. We expect the adoption of FIN 48 will increase other liabilities by approximately $5 million to $10 million and decrease retained earnings by the same amount.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the board of directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at December 31, 2006 as compared to December 31, 2005.

Foreign Exchange Risk

We enter into forward exchange contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. We also enter into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The terms of the forward currency contracts are generally less than 18 months.

At December 31, 2006 and 2005, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $35 million and $78 million, respectively) and sold (with notional amounts of $17 million and $33 million, respectively). Based on the year end 2006 and 2005 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a loss valued at $2 million and $4 million at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, forward currency contracts against the euro were purchased (with notional amounts of $121 million and $218 million, respectively) and sold (with notional amounts of $45 million and $39 million, respectively). Based on the year end 2006 and 2005 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the euro is estimated to create a loss valued at $7 million and $16 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, forward currency contracts against the Brazilian real were purchased (with notional amounts of $11 million). Based on the year end 2006 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the Brazilian real is estimated to create a loss valued at $1 million.

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rates and clearing the financial transactions is typically one business day and by limiting the supported settlement currencies to the U.S. dollar or one of nineteen other stable transaction currencies. The remaining 145 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our debt instruments, which we hold as available-for-sale investments. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a 100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $22 million and $19 million for 2006 and 2005, respectively. Our held-to-maturity investments are not subject to interest rate movements.

Our interest rate sensitive liabilities consist of subordinated debt securities. A 100 basis point decrease in rates, assuming a parallel shift of the yield curve, would result in a fair value loss of $2 million and $5 million for December 31, 2006 and 2005, respectively. See Note 14 to the Consolidated Financial Statements in Item 8 in this Report.

At December 31, 2006 and 2005, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. There were 3 million euros and 5 million euros outstanding at December 31, 2006 and 2005, respectively, under these credit facilities. See Note 14 to the Consolidated Financial Statements in Item 8 in this Report.

Equity Price Risk

We own trading securities, which are comprised of equity securities selected to offset obligations in connection with an executive compensation plan. The effect of a hypothetical 10 percent decline in market value would result in a loss of $1 million and $2 million in the years ended December 31, 2006 and 2005, respectively. To the extent the executive compensation plan remains in a net appreciation position, an offsetting gain would be recorded in general and administrative expense.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2006. In making its assessment management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have completed integrated audits of MasterCard Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in this Item, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2007

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,185,080	$545,273
Investment securities, at fair value:
Trading	12,261	22,472
Available-for-sale	1,286,580	714,147
Accounts receivable	451,261	347,754
Settlement due from members	311,953	211,775
Restricted security deposits held for members	109,897	97,942
Prepaid expenses	130,849	167,209
Other current assets	89,348	121,326

Total Current Assets	3,577,229	2,227,898
Property, plant and equipment, at cost (less accumulated depreciation of $220,720 and $373,319)	252,731	230,614
Deferred income taxes	216,782	225,034
Goodwill	217,013	196,701
Other intangible assets (less accumulated amortization of $309,110 and $272,913)	271,373	273,854
Municipal bonds held-to-maturity	193,477	194,403
Prepaid expenses	235,654	201,132
Other assets	118,211	150,908

Total Assets	$5,082,470	$3,700,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$278,656	$185,021
Settlement due to members	286,059	175,021
Restricted security deposits held for members	109,897	97,942
Obligations under U.S. merchant lawsuit and other litigation settlements—current (Notes 18 and 20)	117,275	189,380
Accrued expenses	936,427	850,657
Other current liabilities	83,276	58,682

Total Current Liabilities	1,811,590	1,556,703
Deferred income taxes	66,198	61,188
Obligations under U.S. merchant lawsuit and other litigation settlements (Notes 18 and 20)	359,640	415,620
Long-term debt	229,668	229,489
Other liabilities	246,395	263,776

Total Liabilities	2,713,491	2,526,776
Commitments and Contingencies (Notes 17 and 20)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 79,631,983 and no shares issued and outstanding, respectively	8	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 55,337,407 and 134,969,329 shares issued and outstanding, respectively	6	14
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,600 and no shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,289,879	974,605
Retained earnings (accumulated deficit)	(1,029,196)	145,515
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	96,851	50,818
Defined benefit pension and other postretirement plans	11,402	—
Investment securities available-for-sale	(3,065)	(2,543)
Derivatives accounted for as hedges	(1,526)	739

Total accumulated other comprehensive income, net of tax	103,662	49,014

Total Stockholders’ Equity	2,364,359	1,169,148

Total Liabilities and Stockholders’ Equity	$5,082,470	$3,700,544

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Revenues, net	$3,326,074	$2,937,628	$2,593,330
Operating Expenses
General and administrative	1,505,185	1,351,082	1,185,837
Advertising and marketing	1,051,870	1,008,268	915,851
Litigation settlements	24,957	75,158	21,653
Charitable contributions to the MasterCard Foundation	414,785	—	—
Depreciation and amortization	99,782	109,936	123,317

Total operating expenses	3,096,579	2,544,444	2,246,658

Operating income	229,495	393,184	346,672
Other Income (Expense)
Investment income, net	124,994	60,867	48,701
Interest expense	(61,151)	(70,158)	(69,722)
Other income (expense), net	834	23,445	(1,951)

Total other income (expense)	64,677	14,154	(22,972)

Income before income taxes	294,172	407,338	323,700
Income tax expense	243,982	140,619	85,640

Net Income	$50,190	$266,719	$238,060

Basic Net Income per Share (Note 3)	$.37	$1.98	$1.76

Basic Weighted average shares outstanding (Note 3)	135,411	134,969	134,969

Diluted Net Income per Share (Note 3)	$.37	$1.98	$1.76

Diluted Weighted average shares outstanding (Note 3)	135,779	134,969	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Activities
Net income	$50,190	$266,719	$238,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,782	109,936	123,317
Charitable contribution of common stock to the MasterCard Foundation	394,785	—	—
Share based payments (Note 16)	19,181	—	—
Deferred income taxes	32,267	(54,036)	40,845
Other	9,746	12,182	11,967
Changes in operating assets and liabilities:
Trading securities	10,211	4,935	3,354
Accounts receivable	(93,428)	(64,189)	(22,446)
Settlement due from members	(75,553)	(15,496)	2,768
Prepaid expenses	42,623	(52,170)	(24,261)
Other current assets	7,813	(17,123)	(6,476)
Prepaid expenses, non-current	(30,555)	(123,692)	(21,332)
Accounts payable	89,382	4,111	(20,275)
Settlement due to members	89,739	11,471	(3,356)
Litigation settlement accruals, including accretion of imputed interest	(128,085)	7,406	(74,872)
Accrued expenses	86,859	220,789	82,403
Net change in other assets and liabilities	45,204	(37,995)	14,099

Net cash provided by operating activities	650,161	272,848	343,795

Investing Activities
Purchases of property, plant and equipment	(61,204)	(43,866)	(30,525)
Capitalized software	(33,264)	(38,137)	(47,630)
Purchases of investment securities available-for-sale	(3,815,115)	(2,834,321)	(2,194,931)
Proceeds from sales and maturities of investment securities available-for-sale	3,233,725	2,883,709	2,032,275
Acquisition of businesses, net of cash acquired	—	—	(29,861)
Other investing activities	(368)	(1,040)	(3,842)

Net cash used in investing activities	(676,226)	(33,655)	(274,514)

Financing Activities
Cash received from sale of common stock, net of issuance costs	2,449,910	—	—
Cash payment for redemption of common stock	(1,799,937)	—	—
Dividends paid	(12,373)	—	—

Net cash provided by financing activities	637,600	—	—

Effect of exchange rate changes on cash and cash equivalents	28,272	(22,916)	11,596

Net increase in cash and cash equivalents	639,807	216,277	80,877
Cash and cash equivalents—beginning of year	545,273	328,996	248,119

Cash and cash equivalents—end of year	$1,185,080	$545,273	$328,996

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital
				Class A	Class B
	(In thousands)
Balance at December 31, 2003	$698,721	$(359,264)	$89,617	$—	$14	$968,354
Net income	238,060	238,060	—	—	—	—
Other comprehensive income, net of tax	38,171	—	38,171	—	—	—

Balance at December 31, 2004	974,952	(121,204)	127,788	—	14	968,354
Net income	266,719	266,719	—	—	—	—
Other comprehensive loss, net of tax	(78,774)	—	(78,774)	—	—	—
Purchase price adjustment for the acquisition of MasterCard Europe	6,251	—	—	—	—	6,251

Balance at December 31, 2005	1,169,148	145,515	49,014	—	14	974,605
Net income	50,190	50,190	—	—	—	—
Other comprehensive income, net of tax	43,246	—	43,246	—	—	—
Adoption of new pension and postretirement standard, net of tax	11,402	—	11,402	—	—	—
Proceeds from issuance of common stock (net of offering expenses of $129,354)	2,449,910	—	—	7	—	2,449,903
Redemption of stock Class B shares	(1,799,937)	(1,224,901)	—	—	(8)	(575,028)
Charitable stock contribution to the MasterCard Foundation	394,785	—	—	1	—	394,784
Reclassification of cash-based performance awards to stock-based compensation	51,209	—	—	—	—	51,209
Cash dividends declared on Class A and Class B common stock, $.18 per share	(24,775)	—	—	—	—	(24,775)
Share based payments (Note 16)	19,181	—	—	—	—	19,181

Balance at December 31, 2006	$2,364,359	$(1,029,196)	$103,662	$8	$6	$3,289,879

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Net Income	$50,190	$266,719	$238,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46,033	(76,663)	44,271

Investment securities available-for-sale	(1,786)	(10,522)	(5,977)
Income tax effect	526	3,777	2,068

	(1,260)	(6,745)	(3,909)

Reclassification adjustment for investment securities available-for-sale	1,046	621	(2,695)
Income tax effect	(308)	(223)	932

	738	398	(1,763)

Derivatives accounted for as hedges	(10,562)	5,592	(4,262)
Income tax effect	3,606	(1,839)	957

	(6,956)	3,753	(3,305)

Reclassification adjustment for derivatives accounted for as hedges	7,123	719	3,710
Income tax effect	(2,432)	(236)	(833)

	4,691	483	2,877

Other comprehensive income (loss), net of tax	43,246	(78,774)	38,171

Comprehensive Income	$93,436	$187,945	$276,231

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

Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the debt securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income (loss). Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations. Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine gains and losses.

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

Restricted security deposits held for MasterCard International members — MasterCard requires and holds cash deposits from certain members of MasterCard International in order to maintain collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. However, the majority of collateral for settlement is typically in the form of letters of credit and bank guarantees.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Property, plant and equipment—Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is generally computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases is included in depreciation expense.

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

Leases—The Company accounts for operating and capital leases in accordance with SFAS No. 13, “Accounting for Leases”.

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment at least annually. In 2004, the company recorded an impairment charge; see Note 9 herein.

Intangible assets—Intangible assets consist of capitalized software costs, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives under the straight-line method. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2006, 2005 and 2004, the Company recorded impairment charges for finite lived intangible assets; see Note 10 herein. Intangible assets with indefinite lives, customer relationships, are tested for impairment at least annually. No impairment charges were recorded in 2006, 2005 or 2004.

Litigation accrual—The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 and 20 herein, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Operations fees represent fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among the Company’s customers on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Other revenues included within operations fees include currency conversion and cross border revenues, acceptance development fees, warning bulletins, connectivity revenues, consulting and research fees, cardholder services, fees for compliance programs, holograms, user pay for a variety of transaction enhancement services, and manuals and publications.

Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”) and the rates vary depending on the nature of the transactions that generate GDV. Assessments are recorded as revenue in the period they are earned, which is when the related GDV is generated on the cards. Assessments are based on management’s estimate of the customers’ performance in a given period, and actual results may differ from these estimates.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“FAS 158”). FAS 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit plan or postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet. FAS 158 is effective for fiscal years ending after December 15, 2006. Based on MasterCard’s overfunded status of its defined benefit pension plan and unfunded status of its supplemental executive retirement plan and postretirement plan, the adoption of FAS 158 had the incremental impact on the following line items in the Company’s December 31, 2006 balance sheet:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Prepaid expenses, long-term	$249,645	$(13,991)	$235,654
Deferred tax asset, long-term	210,284	6,498	216,782
Total assets	5,089,963	(7,493)	5,082,470

Accrued expenses	929,285	7,142	936,427
Other liabilities	249,628	(3,233)	246,395
Stockholders’ equity	2,375,761	(11,402)	2,364,359
Total liabilities and stockholders’ equity	5,089,963	(7,493)	5,082,470

Share based payments—In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R provides guidance on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires the fair value of all share-based payments to employees to be recognized in the financial statements. In May 2006, the Company adopted SFAS 123R upon the granting of equity awards.

Advertising expense—Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

Foreign currency translation—The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro and MasterCard’s operations in Brazil for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are re-measured at historical exchange rates; and revenue and expense accounts are re-measured at a weighted average exchange rate for the period. Resulting exchange gains and losses are included in net income (loss). Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

Net income per share—In accordance with SFAS No. 128, “Earnings per Share”, MasterCard calculates basic net income per common share by dividing net income by the weighted average number of common shares outstanding. MasterCard calculates diluted net income per share consistent with that of basic net income per share but gives effect to all potential common shares (i.e., options and unvested restricted stock units) that were outstanding during the period, unless the effect is antidilutive.

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

The certificate of incorporation also provided for the immediate reclassification of all of the Company’s 99,978 outstanding shares of existing Class A redeemable common stock, causing each of its existing stockholders to receive 1.35 shares of the Company’s newly issued Class B common stock for each share of common stock that they held prior to the reclassification as well as a single share of Class M common stock. The Company paid stockholders an aggregate of $27 in lieu of issuing fractional shares that resulted from the reclassification. This resulted in the issuance of 134,969 shares of Class B common stock and 2 shares of Class M common stock.

On May 31, 2006, the Company closed its IPO. The Company issued 66,135 newly authorized shares of Class A common stock in the IPO, including 4,614 shares sold to the underwriters pursuant to an option to purchase additional shares, at a price of $39 per share. The Company received net proceeds from the IPO of approximately $2,449,910.

The MasterCard Foundation

In connection and simultaneous with the IPO, the Company issued as a donation 13,497 newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

and its principal members. In connection with the donation, the Company recorded an expense of $394,785 in the second quarter of 2006, which was determined based on the IPO price per share, less a marketability discount of 25%. Under the terms of the donation, the Foundation can only resell the donated shares beginning on the fourth anniversary of the IPO to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO. Additionally, during the year ended December 31, 2006, the Company donated $20,000 in cash to the Foundation.

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

As of December 31, 2006, ownership of the Company was divided into the following:

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

On November 10, 2006, the Company paid a cash dividend of $.09 per share, or an aggregate of $12,373. On December 14, 2006, the Company declared a cash dividend of $.09 per share, or an aggregate of $12,402, on shares of Class A common stock and Class B common stock. The dividend was paid on February 9, 2007 to holders of record as of January 12, 2007.

Note 3. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows:

	2006	2005	2004
Numerator:
Net income	$50,190	$266,719	$238,060

Denominator:
Basic EPS weighted-average shares outstanding	135,411	134,969	134,969
Dilutive stock options and restricted stock units	368	—	—

Diluted EPS weighted-average shares outstanding	135,779	134,969	134,969

Earnings per Share:
Basic	$.37	$1.98	$1.76

Diluted	$.37	$1.98	$1.76

No stock options or restricted stock units were outstanding during the years ended December 31, 2005 and 2004.

Note 4. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for the years ended December 31:

	2006	2005	2004
Cash paid for income taxes	$186,961	$203,390	$43,594
Cash paid for interest	17,034	16,805	16,732
Cash paid for settlement of U.S. merchant lawsuit and other legal settlements (Note 18 and 20)	195,840	114,935	149,948
Non-cash investing and financing activities:
Shares donated to the MasterCard Foundation (Note 2)	394,785	—	—
Conversion of cash-based to stock-based compensation (Note 16)	51,209	—	—
Dividend declaration (Note 2)	12,402	—	—
Purchase price adjustment for the acquisition of MasterCard Europe	—	6,251	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 5. Investment Securities

Available-for-sale investment securities consist of municipal bonds and taxable bond funds. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	December 31, 2006	December 31, 2005
Amortized cost	$1,291,175	$718,072
Gross unrealized gains	1,162	1,321
Gross unrealized losses	(5,757)	(5,246)

Fair value	$1,286,580	$714,147

The held-to-maturity investment securities primarily consist of two municipal bonds, one for $154,000 at 7.4% per annum and another for $36,382 at 5.0% per annum. These bonds relate to two of the Company’s U.S. facilities, see Note 15 and Note 17 for additional information. The carrying value, gross unrecorded gains and fair value of held-to-maturity securities are as follows:

	December 31, 2006	December 31, 2005
Carrying value	$193,477	$194,403
Gross unrecorded gains	8,747	12,687

Fair value	$202,224	$207,090

At December 31, 2006, there were no significant investment securities in continuous gross unrealized loss positions for greater than twelve months. Due to the high credit quality of the Company’s investment securities and the intent and ability to hold until maturity, no investment securities are considered to be other-than-temporarily impaired as of December 31, 2006.

In December 2006, the Company invested in short duration bond funds which generally have a duration of less than one year. The cost and fair value of these bond funds are $400,000 and $399,440, respectively, at December 31, 2006.

The maturity distribution based on contractual terms of municipal bond investment securities at December 31, 2006 is as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$16,841	$16,794	$—	$—
Due after 1 year through 5 years	432,678	428,580	157,095	164,057
Due after 5 years through 10 years	96,306	96,416	36,382	38,167
Due after 10 years	345,350	345,350	—	—

	$891,175	$887,140	$193,477	$202,224

Included in the available-for-sale amounts above are auction rate securities of $345,350 and $194,725 as of December 31, 2006 and 2005, respectively. These securities are reset to current interest rates typically every 35 days and no later than every 90 days, but are included in this table based on their stated maturities. All securities with maturities beyond ten years are auction rate securities.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Components of net investment income are as follows for each of the years ended December 31:

	2006	2005	2004
Interest income	$100,106	$50,409	$37,051
Dividend income	22,867	7,872	6,240
Investment securities available-for-sale:
Gross realized gains	187	504	3,169
Gross realized losses	(1,233)	(1,125)	(474)
Trading securities:
Unrealized gains (losses), net	477	1,403	(712)
Realized gains, net	2,590	1,804	3,427

Total investment income, net	$124,994	$60,867	$48,701

Interest income is generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income primarily consists of a distribution of earnings from an investment in an affiliate, which can fluctuate with the results of this affiliate. Additionally, in 2006, the Company received a dividend of approximately $5,000 from an investment in another affiliate. This dividend was the result of a gain on sale of an investment held by that affiliate.

Note 6. Prepaid Expenses

Prepaid expenses consist of the following at December 31:

	2006	2005
Customer and merchant incentives	$293,289	$229,318
Advertising	33,321	69,756
Pension	8,363	35,280
Other	31,530	33,987

Total prepaid expenses	366,503	368,341
Prepaid expenses, current	(130,849)	(167,209)

Prepaid expenses, long-term	$235,654	$201,132

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 7. Other Assets

Other assets consist of the following at December 31:

	2006	2005
Customer and merchant business agreements	$76,351	$119,655
Deferred taxes	65,241	90,941
Investment in Affiliates	26,828	25,425
Cash surrender value of keyman life insurance	25,860	22,673
Other	13,279	13,540

Total other assets	207,559	272,234
Other assets, current	(89,348)	(121,326)

Other assets, long-term	$118,211	$150,908

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Certain customer and merchant business agreements provide a bonus for agreeing to enter into the agreement. As of December 31, 2006 and 2005, other assets include payments to be made for these bonuses and the related liability is included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified as a prepaid expense.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2006	2005
Equipment	$198,793	$359,140
Building and land	195,207	180,944
Furniture and fixtures	41,197	36,766
Leasehold improvements	38,254	27,083

	473,451	603,933
Less accumulated depreciation and amortization	(220,720)	(373,319)

	$252,731	$230,614

As of December 31, 2006 and 2005, capital leases of $44,000 and $26,143, respectively, are included in equipment. Accumulated amortization of capital leases was $25,892 and $13,955 as of December 31, 2006 and 2005, respectively.

Depreciation expense for the above property, plant and equipment was $43,445, $46,304 and $51,277 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, MasterCard performed a detailed review of its fixed assets to determine whether fully depreciated assets recorded on the Company’s balance sheet at zero value were still being utilized by the Company. As a result of this review, it was determined that fully depreciated property, plant and equipment with an original cost of $199,513 were no longer in use by the Company. Accordingly, gross property, plant and equipment and the related accumulated depreciation were reduced by this amount.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Balance as of December 31, 2004	$217,654
Purchase price adjustment for the acquisition of MasterCard Europe	6,251
Sale of investment in affiliate	(500)
Change in estimate of exit costs relating to the Integration	(327)
Foreign currency translation	(26,377)

Balance as of December 31, 2005	196,701
Foreign currency translation	20,312

Balance as of December 31, 2006	$217,013

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

On June 28, 2002, MasterCard acquired, directly and indirectly, 100% of the shares of Europay International S.A. (“EPI”), not previously owned by MasterCard International by issuing 23,760 shares to the shareholders of EPI and MasterCard Europay U.K. Limited (“MEPUK”). However, of the 23,760 shares issued, only 17,610 were issued unconditionally and 6,150 were issued conditionally. EPI, now MasterCard Europe, is the Company’s principal operating subsidiary in Europe. In calculating the purchase price of EPI initially, the Company considered only the unconditional shares issued since the 6,150 conditional shares would potentially increase or decrease at the end of a three-year transition period. At the end of the transition period in 2005, 180 conditional shares were issued to the former EPI and MEPUK stockholders. These conditional shares constituted a part of the purchase price and the Company recorded an increase in goodwill and additional paid-in capital of $6,251. The balance in goodwill relating to the acquisition of EPI was $195,971 and $175,659 as of December 31, 2006 and 2005, respectively. All foreign currency translation changes in goodwill relate to the EPI goodwill.

In February 2004, the Company acquired a research and advisory firm focused exclusively on the global financial services industry. In May 2004, the Company acquired a consulting firm specializing in the optimization of customer relationships. For one of the acquisitions noted above, the Company identified certain indicators of potential impairment, including lower than anticipated revenues during 2004 and loss of key customers negatively impacting future revenue growth. Accordingly, the Company recorded impairment losses of $6,560 (goodwill of $5,454 and other intangible assets of $1,106) in 2004, which are reflected within general and administrative expenses on the consolidated statements of operations herein.

Note 10. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$358,337	$(283,755)	$74,582	$345,290	$(251,105)	$94,185
Trademarks and tradenames	23,593	(19,860)	3,733	22,098	(17,063)	5,035
Other	6,304	(5,495)	809	7,055	(4,745)	2,310

Total	388,234	(309,110)	79,124	374,443	(272,913)	101,530
Unamortized intangible assets:
Customer relationships	192,249	—	192,249	172,324	—	172,324

Total	$580,483	$(309,110)	$271,373	$546,767	$(272,913)	$273,854

Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency.

Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, customer relationships increased $19,925 and trademarks increased $1,495 in 2006 for the portion of these assets assumed in the acquisition of Europay International S.A. on June 28, 2002.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,
	2006	2005	2004
Amortization	$56,337	$63,632	$72,040
Impairment	$614	$1,978	$1,973

During the years 2006, 2005 and 2004, impairment charges of $614, $1,786 and $867, respectively, were recorded primarily in connection with decisions to discontinue the use of various technologies included in capitalized software. The Company performed an impairment analysis on the related technology and concluded that fair value was estimated as zero due to discontinued future use of the underlying technology. Additionally, during the year 2005 an impairment charge of $192 was recorded in connection with customer lists and during the year 2004 an impairment charge of $1,106 was recorded in connection with an acquisition. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations.

During 2006, MasterCard performed a detailed review of its intangible assets to determine whether fully amortized intangible assets recorded on the Company’s balance sheet at zero value were still being utilized by the Company. As a result of this review, it was determined that fully amortized intangible assets with an original cost of $30,787 were no longer in use by the Company. Accordingly, gross intangible assets and the related accumulated amortization were reduced by this amount.

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

2007	$44,680
2008	23,712
2009	9,034
2010	503
2011 and thereafter	1,195

Note 11. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Customer and merchant incentives	$386,582	$303,899
Personnel costs	248,262	243,859
Advertising	141,864	162,661
Taxes	83,509	58,610
Other	76,210	81,628

	$936,427	$850,657

Note 12. Pension, Savings Plan and Other Benefits

The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering substantially all of its U.S. employees. This pension plan credits participants annually with an amount equal to a percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The plans include both the qualified and the nonqualified pension plans.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table sets forth the pension plans’ funded status, key assumptions and amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005. The Company uses a December 31 measurement date for its pension plans.

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$187,412	$171,471
Service cost	18,599	18,318
Interest cost	10,869	10,335
Actuarial gain	(5,728)	(3,637)
Benefits paid	(9,782)	(9,075)

Benefit obligation at end of year	$201,370	$187,412

Change in plan assets
Fair value of plan assets at beginning of year	$185,986	$145,067
Actual return on plan assets	21,929	8,283
Employer contributions	—	41,711
Benefits paid	(9,782)	(9,075)

Fair value of plan assets at end of year	$198,133	$185,986

Reconciliation of funded status
Funded status	$(3,237)	$(1,426)
Unrecognized actuarial loss	—	28,453
Unrecognized prior service credit	—	(909)

Net amount recognized	$(3,237)	$26,118

Amounts recognized on the consolidated balance sheets consist of:
Prepaid expenses, long-term	$8,363	$35,280
Accrued expenses	(5,100)	—
Other liabilities, long-term	(6,500)	(9,162)

	$(3,237)	$26,118

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$14,919	$—
Prior service credit	(703)	—

	$14,216	$—

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.75%	5.50%
Rate of compensation increase – qualified plan/non-qualified plan	5.37%/5.00%	5.37%/5.00%

The accumulated benefit obligation for the U.S. plans was $169,736 and $157,517 at December 31, 2006 and 2005, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Information for the Company’s unfunded nonqualified pension plan, which has an accumulated benefit obligation in excess of plan assets, is as follows:

	December 31,
	2006	2005
Projected benefit obligation	$11,600	$9,295
Accumulated benefit obligation	10,531	8,383
Fair value of plan assets	—	—

Net periodic pension cost includes the following components for the years ended December 31:

	2006	2005	2004
Service cost	$18,599	$18,318	$16,150
Interest cost	10,869	10,335	9,795
Expected return on plan assets	(15,321)	(12,768)	(10,319)
Amortization of prior service credit	(206)	(254)	(314)
Recognized actuarial loss	1,199	1,330	1,272

Net periodic pension cost	$15,140	$16,961	$16,584

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is a $229 prior service credit.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase – qualified plan/non qualified plan	5.37%/5.00%	5.37% /5.00%	5.37%/5.00%

The expected return on plan assets is based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 10 percent on equity investments and 6 percent on fixed income investments and the portfolio’s targeted asset allocation range, the weighted average expected return of the qualified pension plan assets is 8.5 percent.

The Company’s qualified pension plan’s asset allocation at December 31, 2006 and 2005 by asset category are as follows:

	Target Asset Allocation	Plan Assets At December 31,
Asset Class		2006	2005
U.S. equity securities
Large/medium cap	35-45%	39%	40%
Small cap	10-20	15	15
Non-U.S. equity	10-20	16	15
Fixed income	25-40	29	29
Other	—	1	1

Total		100%	100%

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

At December 31, 2006 and 2005, the funded status of the qualified plan exceeded minimum funding requirements and the Company was not required to make contributions. In 2006, the Company elected not to make voluntary contributions to its qualified pension plan and in 2005 it made voluntary contributions of $40,000. In 2007, the Company does not expect to make significant voluntary contributions to its qualified pension plan. The Company does not make any contributions, other than funding benefit payments, to its nonqualified plan.

The following table summarizes expected benefit payments through 2016 including those payments expected to be paid from the company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefits payments.

2007	$10,960
2008	10,252
2009	7,350
2010	13,351
2011	8,903
2012 - 2016	53,052

The majority of the Company’s U.S. employees are eligible to participate in a savings and profit sharing plan sponsored by the Company. The plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. The Company may also contribute a discretionary profit sharing component linked to its performance each year. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its savings plans was $43,594, $39,145 and $35,517 for 2006, 2005 and 2004, respectively.

The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive compensation plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of MasterCard members. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”) and the Senior Executive Incentive Plan (“SEIP”) (together the “EIP Plans”) (See Note 16). Although contributions to the VAP have been discontinued, assets remain and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2006 and 2005 was $6,033 and $9,302 respectively, and the expense was $3,406, $3,037 and $3,145 for the years ended December 31, 2006, 2005 and 2004, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 13. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees.

The following table presents the status of the Company’s postretirement benefit plan recognized in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005. The Company uses a December 31 measurement date for its postretirement plan.

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$63,518	$57,295
Service cost	3,166	3,189
Interest cost	3,622	3,431
Actuarial gain	(9,025)	449
Plan participants’ contribution	85	51
Gross benefits paid	(1,080)	(897)
Less federal subsidy on benefits paid	60	—

Benefit obligation at end of year	$60,346	$63,518

Change in plan assets
Employer contributions	935	846
Plan participants’ contribution	85	51
Benefits paid	(1,020)	(897)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(60,346)	$(63,518)
Unrecognized transition obligation	—	4,057
Unrecognized prior service cost	—	567
Unrecognized actuarial loss	—	8,944

Accrued benefit cost	$(60,346)	$(49,950)

Amounts recognized on the consolidated balance sheets
Accrued expenses	$(2,042)	$—
Other liabilities, long-term	(58,304)	(49,950)

	$(60,346)	$(49,950)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(293)	$—
Prior service cost	499	—
Transition obligation	3,478	—

	$3,684	$—

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.75%	5.50%
Rate of compensation increase	5.37%	5.37%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The assumed health care cost trend rates at December 31 were as follows:

	2006	2005
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2011	2011

Net periodic postretirement benefit cost for the years ended December 31 was:

	2006	2005	2004
Service cost	$3,166	$3,189	$3,095
Interest cost	3,622	3,431	2,967
Amortization of prior service cost	68	68	68
Amortization of transition obligation	580	580	580
Recognized actuarial loss	212	259	—

Net periodic postretirement benefit cost	$7,648	$7,527	$6,710

The weighted-average assumptions used to determine net periodic postretirement benefit cost for years ended December 31 were:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%
Rate of compensation increase	5.37%	5.37%	5.37%

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on postretirement obligation	$7,737	$(6,395)
Effect on total service and interest cost components	800	(661)

The Company does not make any contributions to its postretirement plan other than funding benefits payments. The following table summarizes expected net benefit payments from the Company’s general assets through 2016.

Year	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
2007	$2,114	$72	$2,042
2008	2,474	94	2,380
2009	2,915	116	2,799
2010	3,372	139	3,233
2011	3,762	175	3,587
2012 – 2016	24,331	1,494	22,837

The Company provides limited postemployment benefits to eligible former employees, primarily severance. The Company accounts for severance expense in accordance with SFAS No. 112, “Employers’ Accounting for

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Postemployment Benefits” by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual plan operations and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded severance expense of $8,400, $20,500 and $400, respectively, during the years 2006, 2005 and 2004. The Company has an accrued liability related to severance in the amount of $47,855 and $42,296 at December 31, 2006 and 2005, respectively.

Note 14. Debt

On April 28, 2006, the Company entered into a committed 3-year unsecured $2,500,000 revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on April 28, 2009, replaced the Company’s prior $2,250,000 credit facility which was to expire on June 16, 2006. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. MasterCard has agreed to pay a facility fee of 8 basis points on the total commitment, or $2,000 annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. The facility fee and borrowing cost are contingent upon the Company’s credit rating. The Company also agreed to pay upfront fees of $1,250 and administrative fees of $325 for the Credit Facility, which are being amortized straight-line over three years. Facility and other fees associated with the Credit Facility or prior facilities totaled $2,717, $2,611 and $2,234 for each of the years ended December 31, 2006, 2005 and 2004, respectively. MasterCard was in compliance with the covenants of the Credit Facility as of December 31, 2006. There were no borrowings under the Credit Facility at December 31, 2006 or the previous facility at December 31, 2005. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the principal amount of the Notes at any time prior to the repayment date, however an additional “make-whole” amount must also be calculated and paid to investors at that time. The “make-whole” amount represents the discounted value of the remaining principal and interest. The interest on the Notes was $5,336 for each of the years ended December 31, 2006, 2005 and 2004. During 2004, MasterCard Incorporated amended certain covenant compliance obligations. The amendment aligns MasterCard’s financial reporting and net worth covenant obligations with similar obligations under its other debt instruments. MasterCard entered into the amendment to better reflect MasterCard’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants. The Company was in compliance with the covenants of the Notes as of December 31, 2006 and 2005. The principal amount of the Notes outstanding at December 31, 2006 and 2005 was $80,000. The fair value of the Notes was estimated at $80,986 and $82,780 at December 31, 2006 and 2005, respectively.

During 2004, MasterCard Europe and European Payment System Services sprl, a subsidiary of MasterCard, reduced their multi-purpose uncommitted credit facility with a bank from 35,000 euros to a 1,000 euro overdraft facility for MasterCard Europe and European Payment System Services sprl and a 1,000 euro guarantee facility for MasterCard Europe. There were no material borrowings under these facilities at December 31, 2006 and 2005, however, at December 31, 2006 and 2005, the facility supported bank-issued guarantees for a total of 849 euros and 810 euros, respectively, which reduced the amount of funds available under the facility. For these bank guarantees, a guarantee fee is paid at a rate of 1.5% per annum.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

MasterCard Europe has one additional uncommitted credit agreement totaling 100,000 euros. There were 1,758 euros outstanding under this agreement at December 31, 2006 and there were 4,056 euros outstanding under this agreement at December 31, 2005.

Note 15. Consolidation of Variable Interest Entity

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

Annual rent of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $34,171 and are included in the future commitment schedule in Note 17. In conjunction with the lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of consolidated net worth. The amendment to the guarantee aligns the Company’s financial reporting and net worth covenant obligations under the guarantee with similar obligations under its other debt instruments. The Company entered into the amendment to the guarantee to better reflect the Company’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants.

The lease agreement permits MasterCard International to purchase the facility after August 31, 2006, upon 180 days notice. The purchase price is equal to the termination value defined in the lease and includes amounts due to the holders of the Secured Notes and the investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement. The amount due to the holder of the Secured Notes would include the aggregate outstanding principal amount of the Secured Notes, as well as a “make-whole” amount and any accrued and unpaid interest. The “make-whole” amount represents the discounted value of the remaining principal and interest, less the outstanding principal balance.

On January 1, 2003, the Company adopted the provisions of FIN 46R and consolidated the Trust on the Company’s consolidated balance sheets, which resulted in recording $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon the maturity of the Secured Notes. For the years ended December 31, 2006, 2005 and 2004 the consolidation had no impact on net income (loss). However, interest income and interest expense were each increased by $11,390 in each of the years ended December 31, 2006, 2005 and 2004.

Note 16. Share Based Payment and Other Benefits

Prior to May 2006, the Company had never granted stock-based compensation awards to employees. In contemplation of the Company’s IPO and to better align Company management with the new ownership and governance structure (see Note 2), the Company implemented the MasterCard Incorporated 2006 Long-Term

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees. In May 2006, the Company granted restricted stock units (“RSUs”) and non-qualified stock options (“options”) under the LTIP. Upon the granting of the awards under the LTIP, the Company adopted SFAS 123R.

Historically, the Company provided cash compensation to certain employees under the EIP Plans. The EIP Plans are cash-based performance unit plans, in which participants receive grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of the units under the EIP Plans is calculated based on the Company’s performance over a three-year period. The performance goals are not, in whole or in part, based upon the Company’s stock price as there was no trading of the Company’s stock at the time the goals were set. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The performance units vest over three and five year periods.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions were used in arriving at the fair value of stock options granted during the year ended December 31, 2006 (all stock options were granted during the second quarter of 2006):

Year Ended December 31, 2006
Risk-free rate of return	5.0%
Expected term	6.25 years
Expected volatility	32.1%
Expected dividend yield	1.0%

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term of the option was based on the vesting terms and the contractual life of the option. As the Company did not have publicly traded stock historically, the expected volatility was based on the average of the historical and implied volatility of a group of companies that management believes is comparable to MasterCard. The expected dividends were based on the Company’s expected annual dividend rate on the date of grant.

The weighted average grant-date fair value per share of options granted in the year ended December 31, 2006 was $14.64.

	Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—	—
Granted	553	$39
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2006	553	$39	9.4	$32,898

Exercisable at December 31, 2006	—	—	—	—

Options vested at December 31, 2006[1]	296	$39	9.4	$17,609

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

There were no options exercised in the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, there was $2,608 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 3.2 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Restricted Stock Units

	Units (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	—
Granted	2,952
Converted	—
Forfeited/expired	(91)

Outstanding at December 31, 2006	2,861	2.0	$281,780

RSUs vested at December 31, 2006[1]	1,334	1.5	$131,386

[1]	Includes RSUs for participants that eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the average of the high and low stock price on the New York Stock Exchange of the Company’s stock on the date of grant. In the case of RSUs granted upon the IPO, the fair value was the Company’s $39.00 IPO price. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2006 was $39.02. There were no RSUs granted prior to this period. The portion of the RSU award related to the minimum statutory withholding taxes will be settled in cash upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. There were no RSUs converted into shares of Class A common stock during the year ended December 31, 2006. As of December 31, 2006, there was $40,731 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 2.4 years.

For the year ended December 31, 2006, the Company recorded compensation expense for the equity awards of $18,131, of which $4,109 was incremental compensation cost primarily related to adjustments for performance premiums upon the conversion of awards, partially offset by assumed forfeitures of equity awards. Additionally, upon conversion of the awards, the Company reclassified $51,209 of liabilities related to awards issued under the EIP Plans to additional paid-in capital for the equity awards. The additional paid-in capital balance attributed to the equity awards was $69,340 as of December 31, 2006. The tax benefit related to the employee equity awards was $20,451 as of December 31, 2006.

In September 2005, MasterCard adjusted its method of recognizing the cost of the EIP Plans to an approach which requires that the cost be recognized over the shorter of the vesting periods stated in the EIP Plans or the date the individual employee becomes eligible to retire. In the event the employee is eligible for retirement on the date the award is made or becomes so within six months of the award date, the cost is recognized over six months. Previously the Company recognized the expense for the EIP Plans using an approach where expense was recognized over the stated vesting periods and in the event an employee actually retired, any unrecognized cost was immediately accelerated. The Company believes this methodology more appropriately reflects that once reaching retirement eligibility, an employee is not required to provide additional services beyond six months of service in the performance period to vest in the award.

Since the impact to prior quarterly and annual financial statements was not material, the Company recorded a catch-up adjustment of $19,063 ($12,146 after-tax) in 2005 to reflect the change in methodology. This adjustment is included in accrued expenses and general and administrative expenses. The Company’s liability

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

related to the EIP Plans at December 31, 2006 and 2005 was $36,203 and $101,677, respectively, and the expense was $28,024, $67,353 and $42,627 for the years ending December 31, 2006, 2005 and 2004, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. On July 18, 2006, following the election of eight non-employee directors at an annual stockholders’ meeting, the Company granted 21 DSUs under the Director Plan at a fair value of $43.89. On September 14, 2006, following the election of an additional non-employee director and the reelection of a current board member as the Chairman of the Board, the Company granted an additional 2 DSUs under the Director Plan at a fair value of $61.98. The fair value of the DSUs was based on the average of the high and low stock price on the New York Stock Exchange on the date of grant. The weighted average grant-date fair value of DSUs granted during the three and nine months ended December 31, 2006 was $45.79 for both periods. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1,050 for the DSUs for the year ended December 31, 2006. The tax benefit related to the DSUs was $381 as of December 31, 2006.

Note 17. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at December 31, 2006 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
2007	$454,524	$9,298	$32,153	$413,073
2008	219,178	6,225	25,621	187,332
2009	135,005	4,123	21,109	109,773
2010	73,351	1,819	5,619	65,913
2011	51,527	1,819	2,274	47,434
Thereafter	138,041	38,656	9,793	89,592

Total	$1,071,626	$61,940	$96,569	$913,117

Included in the table above are capital leases with imputed interest expense of $13,426 and a net present value of minimum lease payments of $48,514. In addition, at December 31, 2006, $125,305 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $31,467, $31,096 and $32,269 for the years ended December 31, 2006, 2005 and 2004, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $8,419, $9,441 and $10,955 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the table above includes approximately $180,000 relating to a sponsorship agreement which is the subject of a legal dispute. Should the Company not succeed, it would not be obligated to make the payments.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced the back-up data center in Lake Success, New York.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $49,419 and are included in the table above. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2006, the future minimum sublease rental income is $984.

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

Note 18. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 20 herein, and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however, all have been individually settled. As more fully described in Note 20 herein, MasterCard is also a party to a number of currency conversion litigations. Based upon litigation developments and settlement negotiations in these currency conversion cases and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, MasterCard recorded reserves in the aggregate of $89,477 of which $72,480 was paid in 2006. In connection with the settlement of certain other litigations disclosed in Note 20, MasterCard recorded reserves of $24,750 and made payments of $23,360 during 2006. Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows:

Balance as of December 31, 2004	$597,594
Litigation reserve for potential settlement of currency conversion litigations	75,158
Interest accretion on U.S. merchant lawsuit	47,183
Payments	(114,935)

Balance as of December 31, 2005	605,000
Reserve for litigation settlements (Note 20)	24,957
Interest accretion on U.S. merchant lawsuit	42,798
Payments	(195,840)

Balance as of December 31, 2006	$476,915

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 19. Income Tax

The total income tax provision (benefit) for the years ended December 31 is comprised of the following components:

	2006	2005	2004
Current
Federal	$140,548	$124,883	$28,037
State and local	5,803	13,035	5,954
Foreign	54,200	50,837	14,203

	200,551	188,755	48,194
Deferred
Federal	41,291	(38,329)	42,386
State and local	2,575	(7,340)	(12,474)
Foreign	(435)	(2,467)	7,534

	43,431	(48,136)	37,446

Total income tax expense	$243,982	$140,619	$85,640

The domestic and foreign components of earnings before income taxes for the years ended December 31 are as follows:

	2006	2005	2004
United States	$146,575	$318,438	$277,323
Foreign	147,597	88,900	46,377

	$294,172	$407,338	$323,700

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $189,976 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2006 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income for the years ended December 31, as a result of the following:

	For the years ended December 31,
	2006		2005		2004
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
Income before income tax expense	$294,172		$407,338		$323,700
Federal statutory tax	$102,960	35.0%	$142,568	35.0%	$113,295	35.0%
State tax effect, net of federal benefit	5,444	1.8	3,702	0.9	4,302	1.3
Non-deductible charitable stock contribution	138,175	47.0	—	—	—	—
Foreign tax effect, net of federal benefit	(5,699)	(1.9)	4,505	1.1	3,703	1.2
Non-deductible expenses and other differences	13,086	4.4	(1,171)	(0.3)	3,280	1.0
Tax exempt income	(9,984)	(3.4)	(8,331)	(2.0)	(6,729)	(2.1)
Adjustment to deferred tax for change in U.S. state tax rate	—	—	—	—	(8,540)	(2.6)
Credits, refund claims and settlement of audit matters:
United States	—	—	1,331	0.3	(10,912)	(3.4)
Foreign	—	—	(1,985)	(0.5)	(12,759)	(3.9)

Income tax expense	$243,982	82.9%	$140,619	34.5%	$85,640	26.5%

The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 was 82.9%, 34.5% and 26.5%, respectively. The Company’s 2006 rate differs significantly from the 2005 rate primarily due to a non-deductible charitable contribution of MasterCard Class A common shares to the MasterCard Foundation during the second quarter of 2006. MasterCard recorded a significant expense equal to the value of the Class A common shares we donated to the MasterCard Foundation. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes. This transaction is discussed in Note 2 herein.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 is comprised of the following:

	Assets (Liabilities)
	2006		2005
	Current	Non-current	Current	Non-current
Accrued liabilities (including U.S. merchant lawsuit)	$53,925	$136,479	$88,269	$157,203
Changes in tax accounting methods	(1,933)	—	(1,970)	—
Deferred compensation and benefits	3,786	65,942	2,271	76,625
Stock based compensation	—	23,546	—	—
Capital losses	—	265	—	468
Gains/losses included in comprehensive income	1,933	(1,351)	993	(393)
Intangible assets	—	(45,015)	—	(40,507)
Prepaid state tax credits	67	3,083	88	4,021
Property, plant and equipment	—	(29,427)	—	(39,417)
Other items	7,463	4,693	1,290	7,999
Valuation allowance	—	(7,631)	—	(2,153)

	$65,241	$150,584	$90,941	$163,846

The valuation allowance relates to the Company’s ability to recognize tax benefits associated with stock-based compensation, carry forward capital losses and state net operating losses. If not utilized, approximately $730 of the Company’s carry forward capital losses will expire in 2007. Additionally, approximately $14,697 of state carry forward net operating losses will expire commencing in 2009.

Note 20. Legal and Regulatory Proceedings

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

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, also on April 14, 2005 and in subsequent rulings, with respect to the market for general purpose card network services, the District Court denied MasterCard’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade and Section 2 conspiracy to monopolize or maintain a monopoly claims that were based upon the conduct described above. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On November 9, 2005, the Court denied MasterCard’s motion to dismiss Discover’s claims based upon effects in an alleged debit market. On November 30, 2005, MasterCard filed an answer to the amended complaint. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. A status conference has been scheduled for April 25, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. In addition, also on April 14, 2005 and in subsequent rulings, the Court denied MasterCard’s motion to dismiss American Express’ Section 1 conspiracy to restrain trade claims and Section 2 conspiracy to monopolize claims that were based upon the conduct described above. On November 9, 2005, the Court denied MasterCard’s motion to dismiss American Express’ conspiracy to restrain trade claims in the alleged market for debit card network services. On November 30, 2005, MasterCard filed an answer to the complaint. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. A status conference has been scheduled for April 25, 2007 to discuss, among other things, the timing of collateral estoppel motions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totalling $14,112 which are included in U.S. Merchant Lawsuit and Other Legal Settlements in the Consolidated Statements of Operations (see Note 18). MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On December 14, 2005, the California Supreme Court granted plaintiff’s petition for review. On July 25, 2006, the plaintiff sent a letter to the Court seeking the withdrawal of the petition, to which the Court has not yet responded.

In addition, MasterCard has been served with complaints in state courts in New York, Arizona, Texas, Florida, Arkansas, Illinois, Tennessee, Michigan, Pennsylvania, Ohio, Minnesota and Missouri seeking to, in effect, extend the judge’s decision in the Schwartz matter to MasterCard cardholders outside of California. Some of these cases have been transferred to the U.S. District Court for the Southern District of New York and combined with the federal complaints in MDL No. 1409 discussed below. In other state court cases, MasterCard has moved to dismiss the claims. On February 1, 2005, a Michigan action was dismissed with prejudice and on April 12, 2005 the plaintiff agreed to withdraw his appeal of that decision. On June 24, 2005, a Minnesota action was dismissed with prejudice; however, plaintiff filed an amended complaint on September 15, 2005. On August 31, 2005, an Illinois action was dismissed with prejudice; plaintiff filed an appeal on February 6, 2006. Briefing is not complete and no date for oral argument has been set. On September 7, 2005, a Texas state court granted MasterCard’s motion to arbitrate, and plaintiff subsequently filed notice that he was withdrawing his lawsuit against MasterCard for all claims. MasterCard has also been served with complaints in state courts in California, Texas and New York alleging it wrongfully imposed an asserted one percent currency conversion “fee” in every debit card transaction by U.S. MasterCard cardholders involving the purchase of goods or services or withdrawal of cash in a foreign country and that such alleged “fee” is unlawful. Visa USA Inc. and Visa International Corp. have been named as co-defendants in the California cases. One such Texas case was dismissed voluntarily by plaintiffs. Stipulated temporary stay orders have been entered in actions in the following state courts: Arkansas, Arizona, California, Florida, Minnesota, New York, Ohio, Pennsylvania, Texas and Tennessee. Although a stay order was in place in Tennessee, on May 1, 2006, the Tennessee Supreme Court accepted review of MasterCard’s application to appeal the lower court’s decisions on class certification. On November 30, 2006, MasterCard filed its opening appeal brief with the Tennessee Supreme Court and on January 3, 2007, at the request of both parties, the court stayed the appeal.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard has paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440, which is expected to be paid in 2007, to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements has been scheduled for November 2, 2007.

On November 15, 2006, the plaintiff in the New York state court case appealed the preliminary approval to the U.S. Court of Appeals for the Second Circuit. With regard to the remaining state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued.

Based upon litigation developments, certain of which were favorable to MasterCard and progress in ongoing settlement discussions in these currency conversion cases, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard has recorded litigation settlements of $89,477 in connection with these currency conversion cases. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

Merchant Chargeback-Related Litigations

On May 12, 2003, a complaint alleging violations of federal and state antitrust laws, breach of contract, fraud and other theories was filed in the U.S. District Court for the Central District of California (Los Angeles) against MasterCard by a merchant aggregator whose customers include businesses selling adult entertainment content over the Internet. The complaint’s allegations focus on MasterCard’s past and potential future assessments on the plaintiff’s merchant bank (acquirer) for exceeding excessive chargeback standards in connection with the plaintiff’s transaction activity as well as the effect of MasterCard’s chargeback rules and other practices on “card-not-present” merchants. Chargebacks refer to a situation where a transaction is returned, or charged back, to a merchant’s bank (the “acquirer”) by the cardholder’s bank (the “issuer”) at the request of cardholders or for other reasons. Prior to MasterCard filing any motion or responsive pleading, the plaintiff filed a voluntary notice of dismissal without prejudice on December 5, 2003. On the same date, the plaintiff filed a complaint in the U.S. District Court for the Eastern District of New York making similar allegations to those made in its initial California complaint. MasterCard moved to dismiss all of the claims in the complaint for

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

failure to state a cause of action. On March 30, 2005, the judge granted MasterCard’s motion and dismissed all of the claims in the complaint. On April 11, 2005, the plaintiff filed a notice of appeal of the district court’s order. On October 27, 2006, the Second Circuit issued an order affirming the district court’s dismissal of the complaint and plaintiff did not seek Supreme Court review.

In addition, on June 6, 2003, an action titled California Law Institute v. Visa U.S.A., et al. was initiated against MasterCard and Visa U.S.A., Inc. in the Superior Court of California, purportedly on behalf of the general public. Plaintiff seeks disgorgement, restitution and injunctive relief for unlawful and unfair business practices in violation of California Unfair Trade Practices Act Section 17200, et. seq. Plaintiff purportedly alleges that MasterCard’s (and Visa’s) chargeback fees are unfair and punitive in nature. Plaintiff seeks injunctive relief preventing MasterCard from continuing to engage in its chargeback practices and requiring MasterCard to provide restitution and/or disgorgement for monies improperly obtained by virtue of them. On August 23, 2006, MasterCard moved for judgment on the pleadings based upon a recent California Supreme Court decision which held that newly enacted statutory standing requirements for actions brought under Section 17200 applied to existing cases. The parties submitted a stipulation and order requesting that the Court dismiss the complaint with prejudice. The court entered the stipulation on December 4, 2006, dismissing the case.

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

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that MasterCard and Visa conspired to monopolize what they characterized as the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payment systems. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final. For a description of the financial terms of the settlement agreement, see Note 18.

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in the majority of these cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. Specifically, courts in Arizona, Iowa, New York, Michigan, Minnesota, Nebraska, Maine, North Dakota, Kansas, North Carolina, South Dakota, Vermont, Wisconsin, Florida, Nevada, Tennessee and the District of Columbia have granted MasterCard’s motions and dismissed the complaints with prejudice. On November 3, 2006, the Nebraska Supreme Court affirmed the lower court’s dismissal of the plaintiffs’ complaint for failure to state a claim following an appeal by plaintiffs. Oral argument on an appeal of the Iowa case was heard on December 6, 2006, and the parties are awaiting a decision. In addition, there are outstanding cases in the District of Columbia, New Mexico, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. The court in California granted MasterCard’s motion to dismiss the respective state unfair competition claims but denied MasterCard’s motion with respect to Section 17200 claims for unlawful, unfair, and/or fraudulent business practices. On December 8, 2006, MasterCard moved before the California court for judgment on the pleadings with respect to the Section 17200 claims for unlawful or fraudulent business practices. On February 14, 2006, MasterCard answered the West Virginia complaint after its motion for summary judgment was denied and the parties are now proceeding with fact discovery that is scheduled to be completed by May 31, 2007.

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigations.” On December 2, 2005, plaintiffs filed a third amended complaint containing similar allegations to those referenced above. On January 24, 2006, MasterCard and Visa jointly moved to dismiss the plaintiffs’ claims for failure to state a claim. On March 10, 2006, the plaintiffs filed an opposition to the defendants’ motion. The court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery.

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

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After careful analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages.

MasterCard has not yet been served with a copy of the complaint and therefore its time to respond has not begun to run.

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

United States.    In July 2002, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. On March 4, 2004, the court dismissed the lawsuit with prejudice in reliance upon the approval of the settlement agreement in the U.S. merchant lawsuit by the U.S. District Court for the Eastern District of New York, which held that the settlement and release in that case extinguished the claims brought by the merchant group in the present case. The plaintiffs have appealed the U.S. District Court for the Eastern District of New York’s approval of the U.S. merchant lawsuit settlement and release to the Second Circuit Court of Appeals and have also appealed the U.S. District Court for the Northern District of California’s dismissal of the present lawsuit to the Ninth Circuit Court of Appeals. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the U.S. merchant lawsuit settlement agreement, including the District Court’s finding that the settlement and release extinguished such claims. Plaintiffs did not seek certiorari of the Second Circuit’s decision with the U.S. Supreme Court. On March 27, 2006 the Ninth Circuit Court of Appeals affirmed the U.S. District Court for the Northern District of California’s dismissal of the case and plaintiffs did not seek Supreme Court review.

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

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state unfair competition law claims based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

On June 9, 2006, MasterCard answered the First Amended Class Action Complaint and the individual merchant complaints. In addition to answering the complaints, MasterCard moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint. Further, MasterCard moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. Plaintiffs filed oppositions to MasterCard’s motions to dismiss on July 21, 2006. The Court heard oral arguments on both of these motions to dismiss and the parties are awaiting a decision. Fact discovery is proceeding and is scheduled to be completed by November 30, 2007, with briefing on case dispositive motions scheduled to be completed by November 24, 2008. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. The Court heard oral argument on this motion on February 2, 2007. The parties are awaiting a decision.

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

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border interchange fees. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. MasterCard filed its response to the supplemental Statement of Objections on October 16, 2006. A hearing on the matter took place on November 14 and 15, 2006. When the European Commission completes its review of MasterCard Europe’s cross-border interchange fees, it could issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border interchange fees. MasterCard Europe could appeal such a decision to the European Court of Justice. The European Commission has informed MasterCard that it does not intend to levy a fine against MasterCard even if it determines that MasterCard’s cross-border interchange fees violate European Community competition rules. Because cross-border interchange fees constitute an essential element of MasterCard Europe’s operations, changes to them could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers seeking substantial damages.

On June 13, 2005, the European Commission announced a “sector inquiry” into the financial services industry, which includes an investigation of interchange fees. On April 12, 2006, the European Commission released its interim report on its sector inquiry into the payments card industry. In the report, the European Commission criticizes or expresses concern about a large number of industry practices, including interchange fees, of a multiplicity of industry participants, and warns of possible regulatory or legislative action. On January 31, 2007, the European Commission issued its final report on the sector inquiry, and repeated its warnings of possible regulatory or legislative action. However, the report does not indicate against whom any such regulatory action might be taken or what legislative changes might be sought.

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

However, the OFT has commenced a new investigation of MasterCard’s current U.K. interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. If the OFT determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

Poland.    In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard's (and Visa's) domestic credit and debit card interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard's (and Visa's) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. MasterCard and the financial institutions have appealed the decision. If the appeals are unsuccessful and the PCA’s decision is allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish members and on MasterCard’s overall business in Poland.

New Zealand.    In November 2003, MasterCard assumed responsibility for setting domestic interchange fees in New Zealand, which previously had been set by MasterCard's member financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard's domestic interchange fees. MasterCard has cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic interchange fees do not comply with New Zealand competition law, and is seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand members and on MasterCard’s overall business in New Zealand.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Other Jurisdictions.    In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard's (and Visa's) domestic interchange fees. The complaint alleges that MasterCard's (and Visa's) German domestic interchange fees are not transparent to merchants and include so-called "extraneous costs." MasterCard filed its response to the complaint on October 4, 2006. MasterCard understands that the Federal Cartel Office is continuing to review the complaint. In Spain, the Competition Tribunal issued a decision in April 2005 denying the interchange fee exemption applications of two of the three domestic credit and debit card processing systems, and beginning the process to revoke the exemption it had previously granted to the third such system. The interchange fees set by these three processors apply to MasterCard (and Visa) transactions in Spain and, consequently, MasterCard appealed its decision. In addition, the Tribunal expressed views as to the appropriate manner for setting domestic interchange fees which, if implemented, would result in substantial reductions in credit and debit card interchange fees in Spain. In December 2005, the processors agreed to change the manner in which they set interchange fees, and the new fees were approved by the Spanish competition authorities on November 16, 2006. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, South Africa, Singapore, Hungary, Portugal and Switzerland and are reviewing MasterCard's and/or its members' interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

Plaintiff Communication

In October 2005, one of the plaintiffs in MasterCard’s antitrust litigations asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed MasterCard’s capital and ability to pay, and that MasterCard has failed to adequately disclose to public investors in its then proposed IPO, described in Note 2, the possibility of substantial damages and judgments against MasterCard in such lawsuit and the other pending litigations against MasterCard, which the plaintiff asserted are likely to be in the billions of dollars before trebling. The plaintiff also requested that MasterCard not relinquish its right to assess its member banks, which the plaintiff alleged would shift the liability to public investors, and increase MasterCard’s litigation reserves to an appropriate (but unspecified) amount. MasterCard has responded to this plaintiff indicating that it disagrees with the plaintiff’s characterization of both its lawsuit and MasterCard’s financial position following the closing of the IPO. Contrary to the plaintiff’s claims, MasterCard also believes that its litigation disclosure is materially accurate and complete and in accord with all applicable laws and regulations.

Note 21. Settlement and Travelers Cheque Risk Management

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, at December 31, were as follows:

	2006	2005
MasterCard-branded transactions:
Gross Settlement Exposure	$18,059,691	$15,568,485
Collateral held for Settlement Exposure	(1,611,537)	(1,515,361)

Net uncollateralized Settlement Exposure	$16,448,154	$14,053,124

Uncollateralized Settlement Exposure attributable to non-compliant members	$89,319	$102,165

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,626,998	$2,043,885

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 48% and 49% at December 31, 2006 and 2005, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 11% and 10% at December 31, 2006 and 2005, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 60% and 75% at December 31, 2006 and 2005, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $690,527 and $934,124 at December 31, 2006 and 2005, respectively. The reduction in travelers cheques exposure is attributable to a decision by our two largest issuers to stop selling MasterCard-branded cheques.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $553,925 and $762,579 at December 31, 2006 and 2005, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $21,709 and $26,457 at December 31, 2006 and 2005, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 22. Foreign Exchange Risk Management

The Company enters into forward exchange contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	December 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$34,680	$86	$77,555	$194
Commitments to sell foreign currency	17,268	86	33,351	245

Euro Functional Currency

	December 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$121,351	$(2,312)	$217,925	$922
Commitments to sell foreign currency	45,123	147	39,446	(535)

Brazilian Real Functional Currency

	December 31, 2006		December 31, 2005
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$10,954	$(841)	$—	$—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pounds sterling, Brazilian real, Australian dollar, Singapore dollar, Swiss franc and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $1,526 of net losses and $739 of net gains, after tax, in accumulated other comprehensive income as of December 31, 2006 and 2005, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2006 and 2005, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties, which are also members of MasterCard International. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 23. Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” MasterCard has one reportable segment, “Payment Solutions.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analyses of MasterCard as one operating segment. The President and Chief Executive Officer has been identified as the chief operating decision-maker.

Revenue by geographic market is based on the location of our customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 52.3%, 54.8% and 58.5% of net revenues in 2006, 2005 and 2004, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard had one customer that generated greater than 10% of net revenues for the years ended December 31, 2006, 2005 and 2004. This customer is the same customer referenced in Note 25 herein and generated approximately $359,319, $319,018 and $314,349 of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Note 24. Other Income

In September 2005, MasterCard recognized $17,500 in other income relating to settlement of a dispute of a customer business agreement. Additionally, in the fourth quarter 2005, the Company recognized $9,000 in other income relating to gains on the sales of two investments in affiliates.

Note 25. Related Party

Prior to the IPO, the common stock of MasterCard Incorporated was privately owned by certain customers of the Company. MasterCard enters into transactions with its customers in the normal course of business and operates a system for payment processing among its customers. MasterCard had one customer which owned greater than 10% of the Company’s voting stock from January 1, 2005 through May 31, 2006. As noted in Note 23 herein, this customer generated approximately $319,018 of net revenues for the year ended December 31, 2005. In addition, the Company incurred costs of $3,847 for treasury and other services provided by this customer for the year ended December 31, 2005. As of December 31, 2005, the Company owed $23,112 to this customer and the customer owed the Company $6,547.

MasterCard completed a plan for a new ownership and governance structure during 2006, which involved a new class of the Company’s stock being traded on a public exchange. Under the new ownership and governance structure, MasterCard’s previous stockholders retained a 41% equity interest in the Company through ownership of new non-voting Class B common stock. As a result, the customer mentioned above retained only non-voting Class B common stock and Class M common stock that has no economic rights but provides its holders with certain rights, including the right to approve specified significant corporate actions and elect up to three of MasterCard’s directors (but not more than one quarter of all directors) but is otherwise also non-voting.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA

(In thousands, except per share data)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2006 Total
			(Unaudited)
Revenue	$738,453	$846,489	$901,969	$839,163	$3,326,074
Operating income (loss)	182,713	(273,966)	274,760	45,988	229,495
Net income (loss)	126,744	(310,460)	193,004	40,902	50,190
Net income (loss) per share (basic)[2]	$.94	$(2.30)	$1.42	$.30	$.37
Weighted average shares outstanding (basic)[2]	134,969	135,252	135,684	135,700	135,411
Net income (loss) per share (diluted)[2]	$.94	$(2.30)	$1.42	$.30	$.37
Weighted average shares outstanding (diluted)[2]	134,969	135,252	136,134	136,461	135,779

	2005 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2005 Total
			(Unaudited)
Revenue	$658,238	$771,867	$791,605	$715,918	$2,937,628
Operating income (loss)	151,513	192,436	147,893	(98,658)	393,184
Net income (loss)	93,294	120,248	106,085	(52,908)	266,719
Net income (loss) per share (basic)[2]	$.69	$.89	$.79	$(.39)	$1.98
Weighted average shares outstanding (basic)[2]	134,969	134,969	134,969	134,969	134,969
Net income (loss) per share (diluted)[2]	$.69	$.89	$.79	$(.39)	$1.98
Weighted average shares outstanding (diluted)[2]	134,969	134,969	134,969	134,969	134,969

1	Portions of our business are seasonal. Our gross revenue is favorably affected by progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. However, customer and merchant incentives, which are recorded as contra-revenue, and advertising, holiday promotions and incentives also increase correspondingly, generally causing our profitability to decline in the fourth quarter.
2	As more fully described in Note 2 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions, we reclassified all of our approximately 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Changes in Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2006. In a report included in Item 8 of this Report, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2006. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Item 8 of this Report.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

On January 23, 2006, the Company filed a Current Report on Form 8-K (File No. 000-50250) to announce approval of performance targets for cash bonus awards to named executive officers for the year ended December 31, 2006 under its Senior Executive Annual Incentive Compensation Plan ("SEAICP"), listing the target annual incentive as a percentage of base salary for each named executive officer. On February 27, 2007, the Human Resources and Compensation Committee of the Company's Board of Directors, via unanimous written consent, approved payouts under the SEAICP in respect of 2006 to such named executive officers. These payouts were based upon individual and Company performance and are consistent with the terms of the SEAICP. Specifically, Messrs. Selander, Heuer, McWilton and Hanft were awarded 333.3%, 173.3%, 180.0% and 177.8% of their base salaries, respectively.

On February 6, 2007, the Company’s board of directors set June 7, 2007 as the date for the 2007 annual meeting of stockholders (the “Annual Meeting”). The Company had previously disclosed in its proxy statement for its 2006 annual meeting of stockholders (the “2006 Proxy Statement”) that under SEC regulations stockholder proposals would have to be received by the Company no later than February 16, 2007 for inclusion in the proxy statement for the Annual Meeting. In addition, the 2006 Proxy Statement also stated that pursuant to the Company’s bylaws, proposals and nominations that were not included in the proxy materials for the Annual Meeting had to be received by the Secretary of the Company no later than April 19, 2007 and no earlier than March 20, 2007 for consideration at the Annual Meeting.

Because the date of the Annual Meeting has been advanced by more than 20 days from the date of the Company’s 2006 annual meeting of stockholders, the Company’s bylaws (and SEC regulations) require that all stockholders who intend to present proposals for inclusion in the proxy materials to be distributed in connection with the Annual Meeting and for consideration at the Annual Meeting must submit their proposals to the Secretary on or before March 9, 2007. All stockholder proposals should be marked for the attention of the Secretary, MasterCard Incorporated, 2000 Purchase Street, Purchase, New York 10577.

On February 23, 2007, the Company, in the ordinary course of business, issued 44 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 8 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees and audit committee appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007 (the “Proxy Statement”).

The information regarding compliance with Section 16(a) of the Exchange Act also appears in the Proxy Statement.

The aforementioned sections of the Proxy Statement are incorporated by reference into this Report.

Item 11.    Executive Compensation

The information required by this Item with respect to executive officer and director compensation appears in the Proxy Statement and is incorporated by reference into this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management equity and compensation plans appear in the Proxy Statement and is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item with respect to transactions with related persons, the review, approval or ratification of such transactions and director independence appear in the Proxy Statement and is incorporated by reference into this Report.

Item 14.    Principal Accountant Fees and Services

The information required by this Item with respect to auditors’ services and fees appears in the Proxy Statement and is incorporated by reference into this Report.

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

MASTERCARD INCORPORATED
(Registrant)

Date: February 28, 2007	By:	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 28, 2007	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date: February 28, 2007	/S/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2007	/S/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)

Date: February 28, 2007	/S/ MANOEL LUIZ FERRÃO DE AMORIM
Manoel Luiz Ferrão de Amorim
Director

Date: February 28, 2007	/S/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date: February 28, 2007	/S/ STEVEN FREIBERG
Steven Freiberg
Director

Date: February 28, 2007	/S/ BERNARD S.Y. FUNG
Bernard S.Y. Fung
Director

Date: February 28, 2007	/S/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date: February 28, 2007	/S/ NANCY J. KARCH
Nancy J. Karch
Director

Date: February 28, 2007	/S/ NORMAN C. MCLUSKIE
Norman C. McLuskie
Director

Date: February 28, 2007	/S/ MARC OLIVIÉ
Marc Olivié
Director

Date: February 28, 2007	/S/ MARK SCHWARTZ
Mark Schwartz
Director

Date: February 28, 2007	/S/ TAN TEONG HEAN
Tan Teong Hean
Director

Date: February 28, 2007	/S/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 (b) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (File No. 333-128337)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated.

4.1	Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

4.2	Amendment to MasterCard International Incorporated Note Purchase Agreement, dated August 4, 2004, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q filed November 9, 2004 (No. 000-50250)).

10.1	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.2	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (No. 000-50250)).

10.3	Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.4	Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

Exhibit Number	Exhibit Description
10.4.1	First Amendment To Guarantee, dated as of November 23, 2004, between MasterCard International Incorporated, MasterCard Incorporated and UMB Bank & Trust, N.A. (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.5	Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.6	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (No. 000-50250)).

10.7*	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (No. 000-50250)).

10.7.1*	MasterCard International—Citibank, N.A Agreement, dated December 31, 2004, between MasterCard International Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.8*	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (No. 000-50250)).

10.9	Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.9.1	Addendum to the Employment Agreement between MasterCard International Incorporated and Robert W. Selander, dated February 28, 2005 (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.10	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

10.10.1	Letter from MasterCard International Incorporated to Alan J. Heuer, dated March 22, 2004.

10.11	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 4, 2004 (No. 000-50250)).

10.12	MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.12.1	Amendment to the MasterCard International Incorporated Supplemental Executive Retirement Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed March 16, 2006 (No. 000-50250)).

10.13	MasterCard International Incorporated Value Appreciation Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2004 (No. 000-50250)).

10.14	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

Exhibit Number	Exhibit Description
10.15	MasterCard International Incorporated Annuity Bonus Program: Statement of Company Payroll and Procedures, as amended and restated January 1, 2005 with amendments through December 1, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 16, 2006 (No. 000-50250)).

10.16	MasterCard International Incorporated Deferral Plan, as amended and restated January 1, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (No. 000-50250)).

10.17	Schedule of Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

10.18	Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (No. 333-67544)).

10.19	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (No. 333-67544)).

10.20	Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (No. 333-67544)).

10.21	MasterCard International Incorporated Senior Executive Annual Incentive Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (No. 000-50250)).

10.22	MasterCard International Incorporated Senior Executive Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (No. 000-50250)).

10.23	Form of MasterCard Incorporated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (No. 333-128337)).

10.24*	Consumer Cards Incentive Agreement, dated April 14, 2005, between MasterCard International Incorporated and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (No. 333-128337)).

10.25*	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed May 23, 2006 (No. 333-128337)).

10.26**	Amendment to Member Business Agreement by and between MasterCard International Incorporated and HSBC Bank USA and Household Bank (SB), N.A. dated December 27, 2006.

10.27	Form of Indemnification Agreement between MasterCard Incorporated and each of its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (No. 000-50250)).

10.28	Form of Indemnification Agreement between MasterCard Incorporated and each of its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (No. 000-50250)).

Exhibit Number	Exhibit Description
10.29**	Amended and Restated Customer Business Agreement, dated December 27, 2006, between MasterCard International Incorporated and Bank of America, N.A.

10.30	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (No. 333-128337)).

10.31	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.32	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.33	2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

10.34	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.35	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.36	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (No. 000-50250)).

21	List of Subsidiaries of MasterCard Incorporated.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.
**	The Company has applied for confidential treatment of portions of these exhibits. Accordingly, portions have been omitted and filed separately with the Securities and Exchange Commission.