Form 10-Q
period 2007-03-31
MASTERCARD INC
filed 2007-05-02
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of April 27, 2007, there were 79,748,679 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 55,337,407 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,632 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,209,819	$1,185,080
Investment securities, at fair value:
Trading	5,050	12,261
Available-for-sale	1,294,300	1,286,580
Accounts receivable	450,372	451,261
Settlement due from members	275,709	311,953
Restricted security deposits held for members	112,371	109,897
Prepaid expenses	163,541	130,849
Other current assets	97,385	89,348

Total Current Assets	3,608,547	3,577,229
Property, plant and equipment, at cost (less accumulated depreciation of $227,263 and $220,720)	258,032	252,731
Deferred income taxes	274,434	216,782
Goodwill	220,291	217,013
Other intangible assets (less accumulated amortization of $320,269 and $309,110)	281,806	271,373
Municipal bonds held-to-maturity	192,989	193,477
Prepaid expenses	263,239	235,654
Other assets	106,815	118,211

Total Assets	$5,206,153	$5,082,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$231,443	$278,656
Settlement due to members	223,970	286,059
Restricted security deposits held for members	112,371	109,897
Obligations under U.S. merchant lawsuit and other litigation settlements—current (Note 10)	117,275	117,275
Accrued expenses	802,747	936,427
Other current liabilities	123,937	83,276

Total Current Liabilities	1,611,743	1,811,590
Deferred income taxes	66,822	66,198
Obligations under U.S. merchant lawsuit and other litigation settlements (Note 10)	368,869	359,640
Long-term debt	229,685	229,668
Other liabilities	323,168	246,395

Total Liabilities	2,600,287	2,713,491
Commitments and Contingencies (Notes 8 and 10)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 79,748,393 and 79,631,983 shares issued and outstanding, respectively	8	8
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 55,337,407 shares issued and outstanding, respectively	6	6
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,636 and 1,600 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,275,350	3,289,879
Accumulated deficit	(793,115)	(1,029,196)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	133,347	119,655
Defined benefit pension and other postretirement plans	(9,683)	(11,402)
Investment securities available-for-sale	(2,600)	(3,065)
Derivatives accounted for as hedges	(2,067)	(1,526)

Total accumulated other comprehensive income, net of tax	118,997	103,662

Total Stockholders’ Equity	2,601,246	2,364,359

Total Liabilities and Stockholders’ Equity	$5,206,153	$5,082,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Revenues, net	$915,103	$738,453
Operating Expenses
General and administrative	398,526	347,837
Advertising and market development	178,451	182,683
Depreciation	12,054	10,650
Amortization	12,134	14,570

Total operating expenses	601,165	555,740

Operating income	313,938	182,713

Other Income (Expense)
Investment income, net	36,248	20,692
Interest expense	(14,356)	(10,640)
Other income/(expense), net	(40)	152

Total other income/(expense)	21,852	10,204

Income before income taxes	335,790	192,917
Income tax expense	120,884	66,173

Net Income	$214,906	$126,744

Basic Net Income per Share (Note 2)	$1.58	$.94

Basic Weighted Average Shares Outstanding (Note 2)	135,847	134,969

Diluted Net Income per Share (Note 2)	$1.57	$.94

Diluted Weighted Average Shares Outstanding (Note 2)	136,594	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net income	$214,906	$126,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,188	25,220
Share based compensation	8,425	—
Deferred income taxes	19,444	6,723
Taxes related to share based compensation	(6,000)	—
Excess tax benefit on share based compensation	(3,761)	—
Accretion of imputed interest on litigation settlements	9,229	10,382
Other	2,396	3,138
Changes in operating assets and liabilities:
Trading securities	7,211	3,958
Accounts receivable	4,037	25,995
Settlement due from members	40,211	20,682
Prepaid expenses	(31,694)	(24,077)
Other current assets	(11,496)	8,909
Prepaid expenses, long-term	(25,971)	(648)
Accounts payable	(48,082)	(12,706)
Settlement due to members	(65,616)	(20,149)
Accrued expenses	(78,428)	(143,724)
Net change in other assets and liabilities	11,975	10,189

Net cash provided by operating activities	70,974	40,636

Investing Activities
Purchases of property, plant and equipment	(16,855)	(5,625)
Capitalized software	(19,248)	(6,852)
Purchases of investment securities available-for-sale	(1,022,330)	(739,626)
Proceeds from sales and maturities of investment securities available-for-sale	1,013,249	654,148
Other investing activities	1,077	(37)

Net cash used in investing activities	(44,107)	(97,992)

Financing Activities
Dividends paid	(12,157)	—
Excess tax benefit on share based compensation	3,761	—

Net cash used in financing activities	(8,396)	—

Effect of exchange rate changes on cash and cash equivalents	6,268	6,875

Net increase (decrease) in cash and cash equivalents	24,739	(50,481)
Cash and cash equivalents—beginning of period	1,185,080	545,273

Cash and cash equivalents—end of period	$1,209,819	$494,792

Non-Cash Financing Activities:
Dividends declaration	$20,715	—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax	Common Shares		Additional Paid-in Capital
				Class A	Class B
	(In thousands)
Balance at January 1, 2007	$2,364,359	$(1,029,196)	$103,662	$8	$6	$3,289,879
Net income	214,906	214,906	—	—	—	—
Other comprehensive income, net of tax	15,335	—	15,335	—	—	—
Adoption of new tax accounting standard (Note 9)	21,175	21,175	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $.15 per share	(20,715)	—	—	—	—	(20,715)
Share based compensation	8,425	—	—	—	—	8,425
Tax withholding net of tax benefit for share based compensation	(2,239)	—	—	—	—	(2,239)

Balance at March 31, 2007	$2,601,246	$(793,115)	$118,997	$8	$6	$3,275,350

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Income	$214,906	$126,744
Other comprehensive income:
Foreign currency translation adjustments	13,692	16,924
Defined benefit pension and postretirement plans, net of tax	1,719	—
Unrealized gain (loss) and reclassification adjustment for realized gain (loss) on investment securities available-for-sale, net of tax	465	(2,654)
Derivatives accounted for as hedges and reclassification adjustment, net of tax	(541)	(2,455)

Other comprehensive income, net of tax	15,335	11,815

Comprehensive Income	$230,241	$138,559

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

Organization—MasterCard Incorporated and its consolidated subsidiaries (“MasterCard” or the “Company”), including MasterCard International Incorporated (doing business as MasterCard Worldwide) (“MasterCard International”) and MasterCard Europe sprl, provide transaction processing and related services to customers principally in support of their credit, debit, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs.

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

The balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements as of December 31, 2006. Amounts previously reported within Accumulated Other Comprehensive Income as of December 31, 2006 have been adjusted to reflect a reclassification of $22,804 to increase cumulative foreign currency translation adjustments with a corresponding decrease in defined benefit pension and other postretirement plans. The reclassification had no impact on total accumulated other comprehensive income, net of tax. The consolidated financial statements for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 are unaudited, and in the opinion of management include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2006 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company commencing in 2008. We are in the process of evaluating the impact that SFAS 159 will have on our financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

Note 2. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$214,906	$126,744

Denominator:
Basic EPS weighted-average shares outstanding	135,847	134,969
Dilutive stock options and restricted stock units	747	—

Diluted EPS weighted-average shares outstanding	136,594	134,969

Earnings per Share:
Basic	$1.58	$.94

Diluted	$1.57	$.94

The calculation of diluted earnings per share excluded approximately 114 stock options for the three months ended March 31, 2007 because the effect would be antidilutive. No stock options or restricted stock units were outstanding during the three months ended March 31, 2006.

In connection with our ownership and governance transactions in May 2006, we reclassified all of our approximately 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2007	December 31, 2006
Customer and merchant incentives	$333,345	$293,289
Advertising	53,999	33,321
Other	39,436	39,893

Total prepaid expenses	426,780	366,503
Prepaid expenses, current	(163,541)	(130,849)

Prepaid expenses, long-term	$263,239	$235,654

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

Note 4. Pension Plans

The Company maintains a noncontributory defined benefit pension plan (the “Pension Plan”) with a cash balance feature covering substantially all of its U.S. employees. In March 2007, the Company announced it was modifying the Pension Plan by maintaining employee pay credit percentages at the 2007 level, eliminating funding for employees to purchase healthcare in retirement and limiting plan participation to employees hired before July 1, 2007. These changes are expected to reduce the benefit obligation of the Pension Plan measured as of December 31, 2006 by approximately $13,300 or 7%. The Company has determined that the reduction in the benefit obligation and the related decrease in net periodic pension cost for 2007 are not significant and do not require an interim measurement of the Pension Plan. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. For both plans, net periodic pension cost is as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$4,718	$4,650
Interest cost	3,050	2,717
Expected return on plan assets	(4,092)	(3,830)
Amortization of prior service credit	(57)	(52)
Recognized actuarial loss	—	300

Net periodic pension cost	$3,619	$3,785

For the three months ended March 31, 2007, $57 of prior service credit was amortized from accumulated other comprehensive income into net periodic pension cost.

The funded status of the Pension Plan exceeds minimum funding requirements. No voluntary contributions were made during the three months ended March 31, 2007 and 2006.

Note 5. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$589	$792
Interest cost	848	905
Amortization of prior service cost	—	17
Amortization of transition obligation	53	145
Recognized actuarial loss	—	53

Net periodic postretirement benefit cost	$1,490	$1,912

For the three months ended March 31, 2007, $53 of transition obligation was amortized from accumulated other comprehensive income into net periodic postretirement benefit cost. In addition, the Company amended the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

life insurance benefits under the Postretirement Plan effective January 1, 2007. The impact, net of taxes, of this amendment was an increase of $1,715 to accumulated other comprehensive income in the three months ended March 31, 2007.

The Company funds its postretirement benefits as payments are required with cash flows from operations.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Customer and merchant incentives	$390,475	$386,582
Personnel costs	114,730	248,262
Advertising	92,206	141,864
Taxes	98,211	83,509
Other	107,125	76,210

	$802,747	$936,427

Note 7. Share Based Payment and Other Benefits

On March 1, 2007, the Company granted approximately 314 performance units, 330 stock options and 14 restricted stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the performance units and restricted stock units, based on the closing price on the New York Stock Exchange on the date of grant, was $106.29. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $39.67. The performance units and restricted stock units will primarily vest on or about February 28, 2010. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income and return on equity goals for the three-year period commencing January 1, 2007. Estimates are adjusted as appropriate.

Note 8. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at March 31, 2007 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2007	$349,008	$5,997	$27,593	$315,418
2008	238,279	6,237	30,510	201,532
2009	152,721	4,132	22,259	126,330
2010	88,295	1,822	7,550	78,923
2011	65,849	1,822	5,026	59,001
Thereafter	166,140	38,656	24,937	102,547

Total	$1,060,292	$58,666	$117,875	$883,751

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

Included in the table above are capital leases with imputed interest expense of $11,533 and a net present value of minimum lease payments of $47,133. In addition, at March 31, 2007, $44,889 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $8,466 and $7,966 for the three months ended March 31, 2007 and 2006, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,867 and $3,118 for the three months ended March 31, 2007 and 2006, respectively. In addition, the table above includes approximately $180,000 relating to a sponsorship agreement which is the subject of a legal dispute. Should the Company not prevail in this dispute, it would not be obligated to make the payments.

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

Note 9. Income Taxes

The effective income tax rate was 36.0% and 34.3% for the three months ended March 31, 2007 and 2006, respectively. The rate in the three months ended March 31, 2007 was higher than the same period in 2006 primarily due to increased state income tax expense.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). The adoption of FIN 48 required us to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that would not be sustained, or would only partially be sustained, upon examination by the relevant taxing authorities. These liabilities represent the Company’s unrecognized tax benefits and amounted to $109,476 on January 1, 2007, the date of adoption. In certain situations, if uncertain tax positions are not sustained upon examination, the Company will have offsetting tax deductions or tax credits, the tax effects of which amounted to $48,682, resulting in a net tax impact of $60,794. As of December 31, 2006, the Company had recorded $56,870 of tax liabilities under the provisions of the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).

As a result of certain additional liabilities related to state tax positions recorded under FIN 48, the Company was required to increase deferred tax assets by $26,194, to reflect the higher anticipated tax rates at which such assets will reverse in future periods. In the event the Company is able to develop strategies which result in the reduction of tax liabilities under FIN 48, the deferred tax assets will be correspondingly reduced, resulting in a charge to earnings in the period such strategy is developed.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

Additionally, we recorded balance sheet reclassifications to reflect certain liabilities and related assets on a gross basis, as well as recording additional interest reserves. As a result of these adjustments, the impact of the adoption of FIN 48 was a net decrease to opening accumulated deficit of $21,175, and incremental impacts on the following line items in the Company’s balance sheet:

	Pro forma before application of FIN 48	FIN 48 Adjustment	Increase (decrease) for quarter ending 3/31/07	3/31/07 After Application of FIN 48
Accounts Receivable	$445,304	$5,068	$—	$450,372
Other Current Assets	83,552	13,833	—	97,385
Deferred Income Taxes	211,013	60,103	3,318	274,434
Total Assets	$5,123,831	$79,004	$3,318	$5,206,153

Accrued Expenses	$854,394	$(51,647)	$—	$802,747
Other Current Liabilities	103,002	20,935	—	123,937
Other Liabilities	224,809	88,541	9,818	323,168
Total Stockholders’ Equity	2,586,571	21,175	(6,500)	2,601,246
Total Liabilities and Stockholders’ Equity	$5,123,831	$79,004	$3,318	$5,206,153

For the three months ended March 31, 2007 unrecognized tax benefits increased $9,818, as a result of tax positions taken during the current period. These unrecognized tax benefits, if recognized, would affect the effective tax rate, but the impact on the effective tax rate would be reduced by the reversal of certain related deferred tax assets totaling $3,318.

The Company previously estimated that the adoption of FIN 48 would increase accumulated deficit and increase other liabilities by approximately $5,000 to $10,000. The actual effect of the adoption differed from the estimated effect due to the additional analysis that was required to complete the determination.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. On the date of adoption, the Company had cumulatively recognized $12,466 of interest, and $2,609 of potential penalties. There were no significant changes to these balances for the three months ended March 31, 2007.

It is reasonably possible that some amount of unrecognized tax benefits will increase or decrease within twelve months of March 31, 2007, but this amount is not expected to be significant.

The Company is subject to tax in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local, and foreign examinations by tax authorities for years before 2001.

Note 10. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages, therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it was found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operation, cash flow and financial condition.

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

On November 26, 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The Second Circuit upheld the final judgment and the Supreme Court denied certiorari. The parties agreed that October 15, 2004 would serve as the effective date of the final judgment. The final judgment also provided for a two-year period of rescission rights for an issuer to enter into an agreement with American Express or Discover.

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. The District Court judge has indicated that she agreed with the special master’s findings which concluded that the SSF violates the final judgment in the DOJ litigation. At a recent hearing, the parties presented argument on the issue of what remedy to apply, and are awaiting a written decision by the District Court.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On April 23, 2007, all parties consented to Discover’s filing of a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolized and attempted monopolization claims against MasterCard based upon the court’s October 24, 2005 ruling. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. At a recent status conference, the following dates were set: briefing on dispositive motions, including collateral estoppel, will be completed by February 8, 2008, with trial to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. The parties are currently engaged in fact discovery that is scheduled to be completed by May 31, 2007. At a recent status conference, the following dates were set: briefing on dispositive motions, including collateral estoppel, will be completed by February 8, 2008, with trial to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with the American Express litigation.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On December 14, 2005, the California Supreme Court granted plaintiff’s petition for review. On July 25, 2006, the plaintiff sent a letter to the Court seeking the withdrawal of the petition, to which the Court has not yet responded.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard has paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440, which is expected to be paid in the third quarter of 2007, to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements has been scheduled for November 2, 2007. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. Oral argument is scheduled to take place no earlier than the week of July 9, 2007.

With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota and Illinois actions.

Based upon litigation developments, certain of which were favorable to MasterCard and progress in ongoing settlement discussions in these currency conversion cases, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” litigation settlements were previously recorded for the amounts noted above. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing seventeen such cases as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in the District of Columbia, New Mexico, California and West Virginia. The parties are awaiting decisions on MasterCard’s motion to dismiss in New Mexico and the District of Columbia. In California, the denial of MasterCard’s motion to dismiss the Section 17200 claims has been certified to the California appellate court. On March 26, 2007, the West Virginia court stayed discovery and requested that the parties brief the question of whether the state law unfair competition claims should be dismissed in light of the opinions from other states dismissing similar unfair competition claims on standing grounds. The parties are currently briefing this issue.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigations.” MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, these consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages. MasterCard’s response to the complaint is due on May 4, 2007.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, the eFunds litigation and no provision for losses has been provided in connection with it.

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

United States. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice which plaintiffs have appealed. Oral argument on the appeal will take place on June 12, 2007.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

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

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. The parties are awaiting a decision. Fact discovery is proceeding and is scheduled to be completed by November 30, 2007, with briefing on case dispositive motions scheduled to be completed by November 24, 2008. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. The parties are awaiting a decision.

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

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border interchange fees. MasterCard Europe filed its response to this Statement of Objections on January 5, 2004. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. On March 23, 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

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

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.” MasterCard understands that the Federal Cartel Office is continuing to review the complaint. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, South Africa, Singapore, Hungary, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	March 31, 2007	December 31, 2006
MasterCard-branded transactions:
Gross Settlement Exposure	$18,285,105	$18,059,691
Collateral held for Settlement Exposure	(1,782,507)	(1,611,537)

Net uncollateralized Settlement Exposure	$16,502,598	$16,448,154

Uncollateralized Settlement Exposure attributable to non-compliant members	$73,035	$89,319

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,697,819	$2,626,998

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 47% and 48% at March 31, 2007 and December 31, 2006, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 11% at March 31, 2007 and December 31, 2006. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 59% and 60% at March 31, 2007 and December 31, 2006, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $628,103 and $690,527 at March 31, 2007 and December 31, 2006, respectively. The reduction in travelers cheques exposure is attributable to a decision by our two largest issuers to stop selling MasterCard-branded cheques.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $504,728 and $553,925 at March 31,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

2007 and December 31, 2006, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $19,760 and $21,709 at March 31, 2007 and December 31, 2006, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 12. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	March 31, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$103,147	$1,151	$34,680	$86
Commitments to sell foreign currency	89,573	(544)	17,268	86

Euro Functional Currency

	March 31, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$85,355	$(3,273)	$121,351	$(2,312)
Commitments to sell foreign currency	55,668	685	45,123	147

Brazilian Real Functional Currency

	March 31, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	—	—	$10,954	$(841)

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pound sterling, Brazilian real, Australian dollar, Mexican peso, Canadian dollar and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—Continued

(In thousands, except per share and percent data)

similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $2,067 and $1,526 of net losses, after tax, in accumulated other comprehensive income as of March 31, 2007 and December 31, 2006, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at March 31, 2007 and December 31, 2006, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties, which are also members of MasterCard International. The amount of accounting loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 13. Subsequent Events

On April 27, 2007, the Company extended its committed unsecured $2,500,000 revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. Except for the maturity extension, the original terms and conditions in the credit facility remain unchanged. MasterCard was in compliance with the covenants of the Credit Facility as of March 31, 2007. There were no borrowings under the Credit Facility at March 31, 2007 and December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

The Company’s Board of Directors has approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. Through “conversion transactions,” in amounts and at times to be designated by the Company, current holders of shares of Class B common stock who elect to participate would be eligible to convert their shares on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors within no more than 30 days. MasterCard Class B shareholders would not be allowed to participate in any Class A shareholder vote during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions would be determined by the Company and limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A and Class B common stock, based upon the total number of shares outstanding as of December 31st of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction would not be permitted that would cause shares of Class B common stock to represent less than 15% of total outstanding shares of Class A and Class B common stock outstanding. The proposed amendments to the certificate of incorporation are subject to stockholder approval at the Company’s June 7, 2007 annual meeting of stockholders. The Board of Directors approved two additional items, each of which is also contingent upon stockholder approval of the amendments to the certificate of incorporation at the Company’s upcoming annual meeting of stockholders: (i) the conversion of up to 13,400 shares of Class B common stock into Class A common stock in “conversion transactions” during 2007 and (ii) the repurchase of up to $500,000 of Class A common stock in open market transactions during 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries. In this discussion, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (doing business as MasterCard Worldwide) and MasterCard Europe sprl.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, maintaining unsurpassed acceptance and continuing to invest in its brands and increasing its volume of business with key customers over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of these risk factors in Item 1A—Risk Factors.

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

We achieved revenue growth of 23.9% in the first three months of 2007 of which 2.5% is due to the impact of foreign currency fluctuation related to the euro. The growth in revenues was principally due to increased transactions and volumes and restructuring of currency conversion pricing. In April 2006, we restructured our currency conversion pricing by initiating a charge to our issuers and acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for performing currency conversion. The restructuring of the currency conversion pricing and other less significant pricing modifications in 2006 accounted for approximately 5% of our revenue growth for the three months ended March 31, 2007. Our revenue growth was moderated by a $54 million or 25.0% increase in rebates and incentives to our customers and merchants in the three months ended March 31, 2007.

Operating expenses increased 8.2% in the first three months of 2007 of which 1.9% is due to the impact of foreign currency fluctuation related to the euro. The increase in operating expenses was primarily due to an increase in general and administrative expenses to support our customer focused strategy. Our operating expenses as a percentage of total revenues were 65.7% in the first three months of 2007 versus 75.3% in the comparable period.

Our liquidity and capital position were strong, as we had $2.5 billion in cash, cash equivalents and available-for-sale securities, and $2.6 billion in stockholders’ equity as of March 31, 2007.

We believe that the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to continue our growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as corporate, premium and debit payments), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time. In support of this strategy, we are continuing to hire additional personnel and develop our existing workforce. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in the European region, Latin American and Asia/Pacific countries.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation, and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. In most regions, except Europe, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar or euro compared to the foreign currencies of the related local volumes in each period. In the first quarter of 2007, the U.S. dollar weakened as evidenced by a 19.1% increase in gross dollar volume (“GDV”) on a U.S. dollar converted basis exceeding local currency GDV growth of 16.4%, compared to the same period in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts and is summarized as follows:

	For the three months ended March 31,
	2007	2006
Euro to U.S. dollar average exchange rate	$1.31	$1.20
Strengthening (devaluation) of U.S. dollar related to the euro from prior year	(9.2)%	8.1%
Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	2.5%	(2.2)%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	1.9%	(1.9)%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the

GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 71.4% and 67.0% of our net revenues from net operations fees and approximately 28.6% and 33.0% of our net revenues from net assessments in the three months ended March 31, 2007 and 2006, respectively. The shift of 3.4% to operations fees from assessments was due to the restructuring of the currency conversion pricing in April 2006.

Operations fees are typically transaction-based and are charged for facilitating the processing of payment transactions and information management among our customers. A typical transaction processed through MasterCard’s system involves four participants in addition to us: an issuer (the cardholders’ bank), an acquirer (the merchant’s bank), the merchant and the cardholder. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist them in managing their businesses. The significant components of operations fees are as follows:

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

•

Switch fees are charges for the use of the MasterCard Debit Switch, our debit processing system. The MasterCard Debit Switch transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between members and other debit transaction processing networks. These fees are primarily paid by issuers.

•

Currency conversion and cross-border are volume-based revenues. Cross-border volumes are generated by transactions in which the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. In April 2006, we restructured our currency conversion revenues by initiating a charge to our issuers and acquirers for all cross-border transaction volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge issuers for performing currency conversion.

•

Acceptance development fees are charged to issuers based on components of GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S.-based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages.

•

Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate consulting and research becoming a significant percentage of our business. MasterCard Advisors’ revenues, of which consulting and research fees are components, were less than 10% of our consolidated revenues.

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

Generally, we process certain MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia. We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Operations fees for offline debit transactions, which are generally signature-based debit transactions, are priced similar to credit transactions. Operations fees for processing domestic online debit transactions are priced in a similar manner as domestic offline debit and credit transactions, while cross-border offline debit and credit transactions are priced higher than cross-border online debit transactions.

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

Gross revenues grew 24.1% in the three months ended March 31, 2007 compared to the same period last year. A component of our revenue growth was the result of restructuring currency conversion pricing in April 2006. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 22.8% and 22.6% in the three months ended March 31, 2007 and 2006, respectively. These pricing arrangements reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our key customers, the growing power of merchants and the impact of restructured pricing. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The United States remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 52.9% and 53.3% of total revenues in the three months ended March 31, 2007 and 2006, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced more growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a faster rate than U.S. revenues in the three months ended March 31, 2007 compared to the same period in 2006. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In particular, a significant portion of our revenues are dependent on international travel. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack because these events impact travel patterns and related cross-border transaction volumes. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumers’ confidence in the MasterCard brand.

Results of Operations

	For the three months ended March 31,		Percent Increase (Decrease)
	2007	2006	2007 vs. 2006
	(In millions, except per share, percent and GDV amounts)
Net operations fees	$653	$495	31.9%
Net assessments	262	244	7.4%

Total revenue	915	739	23.9%
General and administrative	399	348	14.6%
Advertising and market development	178	183	(2.3)%
Depreciation and amortization	24	25	(4.1)%

Total operating expenses	601	556	8.2%

Operating income	314	183	71.8%
Total other income (expense), net	22	10	114.2%

Income before income tax expense	336	193	74.1%
Income tax expense	121	66	82.7%

Net income	$215	$127	69.6%

Net income per share (basic)[1]	$1.58	$.94	68.1%
Weighted average shares outstanding (basic)[1]	136	135	0.7%
Net income per share (diluted)[1]	$1.57	$.94	67.0%
Weighted average shares outstanding (diluted)[1]	137	135	1.2%
Effective income tax rate	36.0%	34.3%	* *
Gross dollar volume on a U.S. dollar converted basis (in billions)[2]	509	427	19.1%
Processed transactions	4,205	3,521	19.4%

**	Not meaningful
[1]

In connection with our ownership and governance transactions in May 2006, we reclassified all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

[2]

GDV for the three months ended March 30, 2007 are lower due to management's decision to no longer include commercial funds transfers in China, which are generally transactions that facilitate the transfer of funds between bank branches, but do not involve traditional cash withdrawals or balance transfers, in the calculation of GDV. Data for the comparable period in 2006 has been restated to be consistent with this approach.

Operations Fees

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percent)
Authorization, settlement and switch	$305	$265	$40	15.1%
Currency conversion and cross-border	186	78	108	138.5%
Acceptance development fees	58	47	11	23.4%
Warning bulletin fees	18	17	1	5.9%
Connectivity	22	18	4	22.2%
Consulting and research fees	17	17	—	—
Other operations fees	119	102	17	16.7%

Gross operations fees	725	544	181	33.3%
Rebates	(72)	(49)	(23)	46.9%

Net operations fees	$653	$495	$158	31.9%

•

Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 19.4% in the three months ended March 31, 2007 from the comparable period in 2006. Offsetting the 2007 increase in growth was a 3.9% reduction of revenues due to the implementation of price changes in April 2006 to make our pricing compliant with the Single European Payment Area (“SEPA”) initiative. The SEPA price changes are slightly positive on a total gross revenue basis; however, these changes impact individual revenue categories, in particular authorization, settlement and switch, currency conversion and cross-border revenues and assessments.

•

Currency conversion and cross-border revenues increased $108 million, or 138.5%, in the three months ended March 31, 2007 from the comparable period in 2006. This increase was primarily due to the restructuring of currency conversion pricing in April 2006. We restructured our currency conversion pricing by initiating a charge to our issuers, and, in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase in 2007, $31 million was due to the reclassification of certain assessment revenues in Europe to cross-border volume revenue. In addition to the restructuring of these revenues, there was an increase in cross-border transaction volumes of 18.3% in the three months ended March 31, 2007 from the comparable period in 2006.

•	Acceptance development fees in the three months ended March 31, 2007 increased compared to the same period in 2006 primarily due to increased volumes.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Connectivity revenues in the three months ended March 31, 2007 increased compared to the same period in 2006 due to increased volumes.

•

Consulting and research fees remained constant in the three months ended March 31, 2007 compared to the same period in 2006. Our business agreements with certain customers may include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements was the same in both periods.

•

Other operations fees represent various revenue streams including cardholder services, compliance and penalty fees, holograms, user pay for a variety of transaction enhancement services, and manuals and publications. The change in any individual revenue component was not material.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, impact of restructured pricing, renewals of existing agreements, ongoing consolidation of our customers and competition. Rebates as a percentage of gross operations fees were 9.9% and 9.0% in the three months ended March 31, 2007 and 2006, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percent)
Gross assessments	$460	$411	$49	11.9%
Rebates and incentives	(198)	(167)	(31)	18.6%

Net Assessments	$262	$244	$18	7.4%

GDV growth was 16.4% in the three months ended March 31, 2007 when measured in local currency terms, and 19.1% when measured on a U.S. dollar converted basis. A portion of our GDV growth relates to an increase in online debit transactions which are priced at a lower assessment rate compared to credit and offline debit transactions. Accordingly, gross assessments are increasing at a lower rate than GDV. Rebates and incentives provided to customers and merchants reduce assessments growth. Rebates and incentives as a percentage of gross assessments were 43.0% and 40.6% in the three months ended March 31, 2007 and 2006, respectively. The increase in the percentage of rebates and incentives compared to gross assessments is the result of new or revised pricing arrangements with certain large customers and merchants. Rebates and incentives are primarily based on GDV and may also contain fixed components for the issuance of new cards, launch of new programs or consulting services.

Assessments were also impacted in 2007 by a reclassification of $31 million from assessments to currency conversion and cross-border revenues, offset by $12 million in pricing increases related to our SEPA pricing changes. Our gross assessments would have increased 16.5% for the three months ended March 31, 2007 if these pricing modifications were not made in April 2006.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other legal settlements and depreciation and amortization expenses. In the three months ended March 31, 2007, there was an increase in operating expenses of $45 million or 8.2% compared to the same period in 2006. Also, in the three months ended March 31, 2007 and 2006, we did not have any legal settlements.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. The major components of general and administrative expenses were as follows:

	For the three months ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percent)
Personnel	$254	$227	$27	11.9%
Professional fees	53	32	21	65.6%
Telecommunications	17	17	—	—
Data processing	15	15	—	—
Travel and entertainment	26	22	4	18.2%
Other	34	35	(1)	(2.9)%

General and administrative expenses	$399	$348	$51	14.6%

•	Personnel expense increased in the three months ended March 31, 2007 primarily due to additional staff, increased performance incentives and contractor fees to support our strategic initiatives.

•

Professional fees increased in the three months ended March 31, 2007 primarily due to legal costs to defend our outstanding litigation and consulting services used for implementing our strategic initiatives.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and, accordingly, have increased with the corresponding increase in our business activity.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses decreased $4 million or 2.3% in the three months ended March 31, 2007 versus the comparable period in 2006. In the three months ended March 31, 2007, our initiatives continued to support our customer focused strategy while our initiatives in the three months ended March 31, 2006 also reflected our investment in the 2006 World Cup soccer events.

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

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. Investment income increased $16 million in the three months ended March 31, 2007 due to higher cash and short-term investment balances principally related to the proceeds received from our initial public offering in May 2006, increases in interest rates and cash generated by our business. Interest expense increased $4 million in the three months ended March 31, 2007 because 2006 included a $4 million reduction in interest expense for a refund of interest assessed in an audit of the Company’s federal income tax return, as well as the reduction of interest reserve requirements related to the Company’s tax reserves, resulting from the reassessment of such reserves.

Income Taxes

The effective income tax rate was 36.0% and 34.3% for the three months ended March 31, 2007 and 2006, respectively. The rate for the three months ended March 31, 2007 is higher than the comparable period in 2006 primarily due to an increase in the accrual of state income tax liabilities for uncertain tax positions as required under the recently adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. See Note 9 to the Consolidated Financial Statements included in Item 1.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At March 31, 2007 and December 31, 2006, we had $2.5 billion of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2007. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business. See also Note 10 to the Consolidated Financial Statements included in Item 1.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006	2007 vs. 2006
	(In millions, except percents)
Cash flow data:
Net cash provided by operating activities	$71	$41	74.7%
Net cash used in investing activities	(44)	(98)	55.0%
Net cash used in financing activities	(8)	—	* *

	March 31, 2007	December 31, 2006
Balance sheet data:
Current assets	$3,609	$3,577	0.9%
Current liabilities	1,612	1,812	(11.0)%
Long-term liabilities	989	902	9.6%
Equity	2,601	2,364	10.0%

**	Not Meaningful

Net cash provided by operating activities in the three months ended March 31, 2007 was $71 million compared to $41 million in the three months ended March 31, 2006. The increase in cash from operations was principally due to stronger operating performance and lower payments of accrued expenses in the three months ended March 31, 2007 compared to the same period in 2006, partially offset by greater prepayments for rebates and incentives in the three months ended March 31, 2007 compared to the same period in 2006. The use of cash from investing activities in the three months ended March 31, 2007 was due to investments in fixed assets, internally developed and purchased capital software and purchases of available-for-sale-securities. In the three months ended March 31, 2006, cash used in investing activities related to the purchase of available-for-sale securities. Cash used in financing activities in the three months ended March 31, 2007 primarily relates to the payment of dividends.

On February 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 10, 2007 to holders of record on April 9, 2007 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $21 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

On April 27, 2007, the Company extended its committed unsecured $2.5 billion revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. All remaining terms of the Credit Facility are unchanged. MasterCard was in compliance with the covenants of the Credit Facility as of March 31, 2007. There were no borrowings under the Credit Facility at March 31, 2007 and December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

The Company’s Board of Directors has approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. See Note 13 to the Consolidated Financial Statements included in Item 1. The proposed amendments to the certificate of incorporation are subject to stockholder approval at the Company’s June 7, 2007 annual meeting of stockholders. The Board of Directors approved two additional items, each of which is also subject to stockholder approval of the amendments to the certificate of incorporation at the Company’s upcoming annual meeting of stockholders: (i) the conversion of up to 13.4 million shares of Class B common stock into Class A common stock in “conversion transactions” during 2007 and (ii) the repurchase of up to $500 million of Class A common stock in open market transactions during 2007. If the Company obtains stockholder approval, it intends to utilize our cash, cash equivalents and available-for-sale securities to repurchase our Class A common stock in the second half of 2007.

Future Obligations

The following table summarizes as of March 31, 2007 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2007	2008 – 2009	2010 –2011	2012 and thereafter
	(In millions)
Capital leases[1]	$59	$6	$10	$4	$39
Operating leases[2]	118	28	53	12	25
Sponsorship[3], licensing & other[4]	884	315	328	138	103
Litigation settlements[5]	617	117	200	200	100
Debt[6]	237	5	232	—	—

Total	$1,915	$471	$823	$354	$267

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
[2]

We enter into operating leases in the normal course of business, including the lease on our facility in O’Fallon, Missouri. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

[3]	Includes $180 million as of March 31, 2007 relating to a sponsorship agreement which is in a legal dispute. We may not be obligated to pay this amount.
[4]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $390 million as of March 31, 2007 related to customer and merchant agreements.

[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[6]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at March 31, 2007 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company commencing in 2008. We are in the process of evaluating the impact that SFAS 159 will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Audit Committee, governing our funding, investments, and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at March 31, 2007 as compared to December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of MasterCard Incorporated, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Other Financial Information

With respect to the unaudited consolidated financial statements of MasterCard Incorporated and its subsidiaries for the three months ended March 31, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 2, 2007 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, the consolidated statements of cash flows, and the consolidated condensed statements of comprehensive income for each of the three month periods ended March 31, 2007 and 2006, and the consolidated statement of changes in stockholders’ equity for the three month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 28, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

May 2, 2007

MASTERCARD INCORPORATED

FORM 10-Q

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 10 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2007	MASTERCARD INCORPORATED (Registrant)

Date: May 2, 2007	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2007	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2007	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.