Form 10-Q/A
period 2007-03-31
MASTERCARD INC
filed 2007-05-03
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”). This Form 10-Q/A is being filed solely to add Exhibit 15, which was inadvertently omitted, as an additional exhibit to the Report that was originally filed with the Securities and Exchange Commission on May 2, 2007. This Form 10-Q/A does not alter any part of the content of the Report, except for the addition of Exhibit 15, and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date: May 3, 2007	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2007	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit Number	Exhibit Description
15	Letter from the Company’s Independent Registered Public Accounting Firm

4