Form 10-Q
period 2007-06-30
MASTERCARD INC
filed 2007-08-01
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 26, 2007, there were 79,837,897 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 55,337,407 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,636 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,520,323	$1,185,080
Investment securities, at fair value:
Trading	5,342	12,261
Available-for-sale	1,304,920	1,286,580
Accounts receivable	480,939	451,261
Settlement due from members	276,409	311,953
Restricted security deposits held for members	122,153	109,897
Prepaid expenses	169,200	130,849
Other current assets	109,248	89,348

Total Current Assets	3,988,534	3,577,229
Property, plant and equipment, at cost (less accumulated depreciation of $236,246 and $220,720)	269,985	252,731
Deferred income taxes	278,337	216,782
Goodwill	222,543	217,013
Other intangible assets (less accumulated amortization of $330,269 and $309,110)	286,289	271,373
Municipal bonds held-to-maturity	192,989	193,477
Prepaid expenses	261,849	235,654
Other assets	106,023	118,211

Total Assets	$5,606,549	$5,082,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$236,662	$278,656
Settlement due to members	256,602	286,059
Restricted security deposits held for members	122,153	109,897
Obligations under U.S. merchant lawsuit and other litigation settlements — current (Note 9)	120,675	117,275
Accrued expenses	889,279	936,427
Short-term debt	80,000	—
Other current liabilities	122,245	83,276

Total Current Liabilities	1,827,616	1,811,590
Deferred income taxes	67,029	66,198
Obligations under U.S. merchant lawsuit and other litigation settlements (Note 9)	377,799	359,640
Long-term debt	149,647	229,668
Other liabilities	325,842	246,395

Total Liabilities	2,747,933	2,713,491
Commitments and Contingencies (Notes 12 and 14)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 79,837,897 and 79,631,983 shares issued and outstanding, respectively	8	8
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 55,337,407 shares issued and outstanding, respectively	6	6
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,635 and 1,600 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,268,457	3,289,879
Accumulated deficit	(540,830)	(1,029,196)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	144,514	119,655
Defined benefit pension and other postretirement plans	(9,679)	(11,402)
Investment securities available-for-sale	(5,966)	(3,065)
Derivatives accounted for as hedges	(2,514)	(1,526)

Total accumulated other comprehensive income, net of tax	126,355	103,662

Total Stockholders’ Equity	2,853,996	2,364,359

Total Liabilities and Stockholders’ Equity	$5,606,549	$5,082,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues, net	$996,959	$846,489	$1,912,062	$1,584,942
Operating Expenses
General and administrative	431,463	365,161	829,990	712,998
Advertising and market development	268,253	307,066	446,703	489,749
Litigation settlements	3,400	23,250	3,400	23,250
Charitable contributions to the MasterCard Foundation	—	400,285	—	400,285
Depreciation and amortization	25,027	24,693	49,216	49,913

Total operating expenses	728,143	1,120,455	1,329,309	1,676,195

Operating income (loss)	268,816	(273,966)	582,753	(91,253)

Other Income (Expense)
Investment income, net	36,466	28,999	72,714	49,691
Interest expense	(11,170)	(16,068)	(25,526)	(26,708)
Other income, net	92,187	443	92,147	595

Total other income/(expense)	117,483	13,374	139,335	23,578

Income (loss) before income taxes	386,299	(260,592)	722,088	(67,675)
Income tax expense	134,013	49,868	254,897	116,041

Net Income (Loss)	$252,286	$(310,460)	$467,191	$(183,716)

Basic Net Income (Loss) per Share (Note 2)	$1.86	$(2.30)	$3.44	$(1.36)

Basic Weighted Average Shares Outstanding (Note 2)	135,865	135,252	135,856	135,127

Diluted Net Income (Loss) per Share (Note 2)	$1.85	$(2.30)	$3.42	$(1.36)

Diluted Weighted Average Shares Outstanding (Note 2)	136,687	135,252	136,643	135,127

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating Activities
Net income (loss)	$467,191	$(183,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,216	49,913
Charitable contribution of common stock to the MasterCard Foundation	—	394,785
Share based payments	23,382	6,825
Deferred income taxes	(1,557)	(7,370)
Taxes related to share based payments	(11,193)	—
Excess tax benefit on share based payments	(6,734)	—
Accretion of imputed interest on litigation settlement	18,644	20,974
Other	4,620	4,965
Changes in operating assets and liabilities:
Trading securities	6,919	4,648
Accounts receivable	(23,141)	(57,398)
Settlement due from members	43,000	(16,842)
Prepaid expenses	(36,647)	(14,295)
Other current assets	(5,067)	(5,082)
Prepaid expenses, long-term	(23,392)	3,998
Litigation settlement accruals	2,915	23,140
Accounts payable	(43,314)	15,818
Settlement due to members	(36,166)	20,014
Accrued expenses	6,524	(85,614)
Net change in other assets and liabilities	10,961	8,818

Net cash provided by operating activities	446,161	183,581

Investing Activities
Purchases of property, plant and equipment	(40,942)	(15,670)
Capitalized software	(33,741)	(15,886)
Purchases of investment securities available-for-sale	(1,924,024)	(1,506,806)
Proceeds from sales and maturities of investment securities available-for-sale	1,896,975	1,356,768
Other investing activities	5,005	(1,403)

Net cash used in investing activities	(96,727)	(182,997)

Financing Activities
Cash received from sale of common stock, net of issuance costs	—	2,449,910
Cash payment for redemption of common stock	—	(1,799,937)
Dividends paid	(33,099)	—
Cash proceeds from exercise of stock options	1,083	—
Excess tax benefit on share based payments	6,734	—

Net cash (used in) provided by financing activities	(25,282)	649,973

Effect of exchange rate changes on cash and cash equivalents	11,091	14,026

Net increase in cash and cash equivalents	335,243	664,583
Cash and cash equivalents — beginning of period	1,185,080	545,273

Cash and cash equivalents — end of period	$1,520,323	$1,209,856

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax	Common Shares		Additional Paid-in Capital
				Class A	Class B
	(In thousands)
Balance at January 1, 2007	$2,364,359	$(1,029,196)	$103,662	$8	$6	$3,289,879
Net income	467,191	467,191	—	—	—	—
Other comprehensive income, net of tax	22,693	—	22,693	—	—	—
Adoption of new tax accounting standard (Note 13)	21,175	21,175	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $.30 per share	(41,428)	—	—	—	—	(41,428)
Share based compensation	23,382	—	—	—	—	23,382
Tax withholding net of tax benefit for share based compensation	(4,459)	—	—	—	—	(4,459)
Cash proceeds from exercise of stock options	1,083	—	—	—	—	1,083

Balance at June 30, 2007	$2,853,996	$(540,830)	$126,355	$8	$6	$3,268,457

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income (Loss)	$252,286	$(310,460)	$467,191	$(183,716)
Other comprehensive income:
Foreign currency translation adjustments	11,167	19,548	24,859	36,472
Defined benefit pension and postretirement plans, net of tax	4	—	1,723	—
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	(3,366)	(1,638)	(2,901)	(4,292)
Change in fair value of derivatives accounted for as hedges, net of tax	(447)	(943)	(988)	(3,398)

Other comprehensive income, net of tax	7,358	16,967	22,693	28,782

Comprehensive Income (Loss)	$259,644	$(293,493)	$489,884	$(154,934)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

Organization — MasterCard Incorporated and its consolidated subsidiaries (“MasterCard” or the “Company”), including its principal operating subsidiary, MasterCard International Incorporated (doing business as MasterCard Worldwide) (“MasterCard International”), and MasterCard Europe sprl (“MasterCard Europe”), provide transaction processing and related services to customers principally in support of their credit, debit, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs.

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

The balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements as of December 31, 2006. Amounts previously reported within Accumulated Other Comprehensive Income as of December 31, 2006 have been adjusted to reflect a revision of $22,804 to increase cumulative foreign currency translation adjustments with a corresponding decrease in defined benefit pension and other postretirement plans. The revision had no impact on total accumulated other comprehensive income, net of tax. The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 are unaudited, and, in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company commencing in 2008. The Company is in the process of evaluating the impact that SFAS 159 will have on its financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 2. Earnings (Loss) Per Share (“EPS”)

The components of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$252,286	$(310,460)	$467,191	$(183,716)

Denominator:
Basic EPS weighted-average shares outstanding	135,865	135,252	135,856	135,127
Dilutive stock options and restricted stock units	822	—	787	—

Diluted EPS weighted-average shares outstanding	136,687	135,252	136,643	135,127

Earnings (Loss) per Share:
Basic	$1.86	$(2.30)	$3.44	$(1.36)

Diluted	$1.85	$(2.30)	$3.42	$(1.36)

The calculation of diluted earnings per share excluded approximately 186 and 330 stock options for the three and six months ended June 30, 2007, respectively, because the effect would be antidilutive. The calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2006 excluded 1,200 restricted stock units and 553 stock options because the effect would be antidilutive.

In connection with our ownership and governance transactions in May 2006, we reclassified all of our approximately 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock, par value $.0001 per share (the “Class B common stock”), for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock, par value $.0001 per share. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

Note 3. Non-Cash Financing Activities

	Six Months Ended June 30,
	2007	2006
Shares donated to the MasterCard Foundation	$—	$394,785
Conversion of cash-based to stock-based compensation	—	51,209
Dividend declared but not yet paid	20,713	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 4. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2007	December 31, 2006
Customer and merchant incentives	$342,929	$293,289
Advertising and market development	42,981	33,321
Other	45,139	39,893

Total prepaid expenses	431,049	366,503
Prepaid expenses, current	(169,200)	(130,849)

Prepaid expenses, long-term	$261,849	$235,654

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements in order to encourage loyalty to the MasterCard brand, increase volumes and promote acceptance. These prepayments are recorded as contra-revenue over the term of the business agreement or in the same period that the customer or merchant achieves the performance hurdles specified in the business agreement.

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Customer and merchant incentives	$398,573	$386,582
Personnel costs	160,237	248,262
Advertising and market development	132,727	141,864
Taxes	98,997	83,509
Other	98,745	76,210

	$889,279	$936,427

Note 6. Pension Plans

The Company maintains a noncontributory defined benefit pension plan (the “Pension Plan”) with a cash balance feature covering substantially all of its U.S. employees. In March 2007, the Company announced it was modifying the Pension Plan by maintaining employee pay credit percentages at the 2007 level, eliminating funding for employees to purchase healthcare in retirement and limiting plan participation to employees hired before July 1, 2007. These changes are expected to reduce the benefit obligation of the Pension Plan measured as of December 31, 2006 by approximately $13,300, or 7%. The Company has determined that the reduction in the benefit obligation and the related decrease in net periodic pension cost for 2007 are not significant and do not require an interim measurement of the Pension Plan. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. For both plans, net periodic pension cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$4,715	$4,650	$9,433	$9,300
Interest cost	3,045	2,717	6,095	5,434
Expected return on plan assets	(4,092)	(3,830)	(8,184)	(7,660)
Amortization of prior service credit	(57)	(52)	(114)	(104)
Recognized actuarial loss	—	300	—	600

Net periodic pension cost	$3,611	$3,785	$7,230	$7,570

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

For the three and six months ended June 30, 2007, $57 and $114 of prior service credit was amortized from accumulated other comprehensive income into net periodic pension cost, respectively.

The funded status of the Pension Plan exceeds minimum funding requirements. No voluntary contributions were made during the three and six months ended June 30, 2007 and 2006.

Note 7. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$589	$792	$1,178	$1,584
Interest cost	848	905	1,696	1,810
Amortization of prior service cost	—	17	—	34
Amortization of transition obligation	53	145	106	290
Recognized actuarial loss	—	53	—	106

Net periodic postretirement benefit cost	$1,490	$1,912	$2,980	$3,824

For the three and six months ended June 30, 2007, $53 and $106, respectively, of transition obligation was amortized from accumulated other comprehensive income into net periodic postretirement benefit cost. In addition, the Company amended the life insurance benefits under the Postretirement Plan effective January 1, 2007. The impact, net of taxes, of this amendment was an increase of $1,715 to accumulated other comprehensive income in the six months ended June 30, 2007.

The Company funds its postretirement benefits as payments are required with cash flows from operations.

Note 8. Credit Facility

On April 27, 2007, the Company extended its committed unsecured $2,500,000 revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. Except for the maturity extension, the original terms and conditions in the credit facility remain unchanged. MasterCard was in compliance with the covenants of the Credit Facility as of June 30, 2007. There were no borrowings under the Credit Facility at June 30, 2007 and December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Note 9. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 14 below and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement, however, all have been individually settled. As more fully described in Note 14 below, MasterCard is also a party to a number of currency conversion litigations. In connection with the settlement of certain other litigations disclosed in Note 14, MasterCard recorded reserves of $3,400 and made payments of $485 during the three months ended June 30, 2007. Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed from December 31, 2006 as follows:

Balance as of December 31, 2006	$476,915
Provision for litigation settlements (Note 14)	3,400
Interest accretion on U.S. merchant lawsuit	18,644
Payments	(485)

Balance as of June 30, 2007	$498,474

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 10. Share Based Payment and Other Benefits

On March 1, 2007, the Company granted approximately 314 performance units, 330 stock options and 14 restricted stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the performance units and restricted stock units, based on the closing price on the New York Stock Exchange on the date of grant, was $106.29. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $39.67. The performance units and restricted stock units will primarily vest on or about February 28, 2010. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual award recipient becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income and return on equity goals for the three-year period commencing January 1, 2007. Estimates are adjusted as appropriate.

Note 11. Stockholders’ Equity

At the annual meeting of stockholders of the Company on June 7, 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock, par value $.0001 per share (the “Class A Common Stock”), for subsequent sale. Through “conversion transactions”, in amounts and at times to be designated by the Company, current holders of shares of Class B common stock who elect to participate will be eligible to convert their shares, on a one-for-one basis, into shares of Class A common stock for subsequent sale to public investors, within 30 days. Holders of Class B common stock will not be allowed to participate in any vote of holders of Class A common stock during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions will be determined by the Company and limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A common stock and Class B common stock, based upon the total number of shares outstanding as of December 31 of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction will not be permitted that will cause shares of Class B common stock to represent less than 15% of total outstanding shares of Class A common stock and Class B common stock outstanding.

The Company has announced a program for the conversion of up to 13,400 shares of Class B common stock into Class A common stock and subsequent sale to public investors in an initial conversion window expected to be open from August 4, 2007 to October 5, 2007. In addition, also based upon a previously announced Board decision that was contingent upon the stockholder approvals noted above, the Company expects to repurchase up to $500,000 of Class A common stock in open market transactions during 2007. No common stock had yet been converted or repurchased as of June 30, 2007.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 12. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at June 30, 2007 are as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2007	$266,664	$4,572	$22,486	$239,606
2008	230,716	6,237	32,312	192,167
2009	137,607	4,132	23,156	110,319
2010	67,831	1,822	8,210	57,799
2011	41,380	1,822	5,488	34,070
Thereafter	91,598	38,656	25,270	27,672

Total	$835,796	$57,241	$116,922	$661,633

Included in the table above are capital leases with imputed interest expense of $11,458 and a net present value of minimum lease payments of $45,783. In addition, at June 30, 2007, $65,149 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $8,759 and $7,917 for the three months ended June 30, 2007 and 2006, respectively, and $17,225 and $15,883 for the six months ended June 30, 2007 and 2006, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,627 and $1,991 for the three months ended June 30, 2007 and 2006, respectively, and $3,494 and $4,771 for the six months ended June 30, 2007 and 2006, respectively. In addition, the table above has been adjusted since December 31, 2006 to remove the commitment of $180,000 for the sponsorship of the 2010 and 2014 World Cup soccer events. See Note 17 for additional information.

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

Note 13. Income Taxes

Effective Income Tax Rate

The effective income tax rate was 34.7% and 19.1% for the three months ended June 30, 2007 and 2006, respectively, and 35.3% and 171.5% for the six months ended June 30, 2007 and 2006, respectively. The rate for the six months ended June 30, 2007 differs significantly from that for the six months ended June 30, 2006 primarily due to the charitable contribution of $394,785 of shares of Class A common stock to the MasterCard Foundation (the “Foundation”). Under the terms of the contribution to the Foundation, the donation was not deductible to MasterCard for tax purposes.

Apart from the contribution to the Foundation, the change in the effective income tax rate primarily relates to the effect of a New York state tax law change and a net increase in the accrual of income tax liabilities for uncertain tax positions, as required under the recently adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). The New York tax law change resulted in a reduction in the Company’s state income tax rate. Accordingly, the Company’s deferred tax assets and liabilities at June 30, 2007 were revalued, which resulted in a one-time increase in income tax expense of $6,804.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

FIN 48

On July 13, 2006, the FASB issued FIN 48. The adoption of FIN 48 on January 1, 2007 required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that would not be sustained, or would only partially be sustained, upon examination by the relevant taxing authorities.

At the date of adoption, the Company had unrecognized tax benefits of $109,476. If the unrecognized tax benefits would be recognized, substantially all amounts would impact the Company’s effective income tax rate offset by related tax deductions or tax credits, the tax effects of which amounted to $48,682, resulting in a net tax impact of $60,794. As of December 31, 2006, the Company had recorded $56,870 of tax liabilities under the provisions of the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of certain additional liabilities related to state tax positions recorded pursuant to FIN 48, the Company was required to increase deferred tax assets by $26,194 to reflect the higher anticipated tax rates at which such assets will reverse in future periods. In the event the Company is able to reduce tax liabilities under FIN 48, the deferred tax assets will be correspondingly reduced, resulting in a charge to earnings in that period. Additionally, the Company recorded balance sheet reclassifications to reflect certain liabilities and related assets on a gross basis, as well as additional interest reserves. As a result of these adjustments, the impact of the adoption of FIN 48 was a net overall decrease to opening accumulated deficit of $21,175.

For the three months and six months ended June 30, 2007 increases in unrecognized tax benefits for tax positions were partially offset by the results of a federal income tax audit settlement. The net increase was not significant to the Company’s consolidated financial statements. The Company’s unrecognized tax benefits for uncertain tax positions as of June 30, 2007 are not expected to change significantly over the next twelve months.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. On the date of adoption, the Company had cumulatively recognized $12,466 of interest, and $2,609 of potential penalties. For the six months ended June 30, 2007, there were no significant changes in interest and penalties.

The Company is subject to tax in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2001.

Note 14. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages. Therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations and the West Virginia consumer litigation described below. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it was found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On June 7, 2007, the District Court judge issued an opinion and order agreeing with the special master’s finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On June 13, 2007, MasterCard and Visa entered into an agreement to extend the statute of limitations on the time MasterCard has to file potential claims that MasterCard may have against Visa in connection with the SSF. On June 29, 2007, Visa filed a notice of appeal with the Second Circuit. That same day, Visa filed a motion before the District Court judge requesting a stay of the portion of the District Court’s order that permitted Visa’s largest 100 debit issuers to terminate their debit agreements with Visa in order to enter into an agreement with MasterCard.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s October 24, 2005 ruling. Fact discovery was completed on May 31, 2007. Briefing on dispositive motions, including collateral estoppel, is scheduled to be completed by February 15, 2008, with trial to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Fact discovery was completed on May 31, 2007. Briefing on dispositive motions, including collateral estoppel, is scheduled to be completed by February 15, 2008, with trial to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this matter.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On May 8, 2007, the trial court dismissed the case.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard has paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440, which is expected to be paid in the third quarter of 2007, to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements has been scheduled for November 2, 2007. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On June 6, 2007, the appellate court granted MasterCard’s motion to defer briefing until a final settlement is approved in the MDL action.

With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota and Illinois actions.

Based upon litigation developments, certain of which were favorable to MasterCard, and progress in ongoing settlement discussions in these currency conversion cases, and pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” litigation settlements were previously recorded for the amounts noted above. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico, California and West Virginia. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. Discovery is now proceeding in the California cases as the California appellate court rejected MasterCard’s petition to reverse the lower court’s decision denying MasterCard’s motion to dismiss plaintiffs’ Section 17200 claims. On March 26, 2007, the West Virginia court stayed discovery pending briefing by the parties on the question of whether the state law unfair competition claims should be dismissed in light of the opinions from other states dismissing similar unfair competition claims on standing grounds. Based upon litigation developments and settlement negotiations in that state, and pursuant to Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded legal reserves for the West Virginia consumer litigation during the second quarter of 2007.

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

At this time, it is not possible to determine the outcome of, or, except as indicated above in the West Virginia consumer action, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages. MasterCard has moved to dismiss certain of eFunds’ causes of action and the court heard oral argument on the motion on June 29, 2007. The parties are awaiting a decision on the motion and discovery is now proceeding.

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

United States. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice which plaintiffs have appealed. Oral argument on the appeal was held on June 11, 2007. The parties are awaiting a decision.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. The parties are awaiting a decision. Fact discovery is scheduled to be completed by June 30, 2008, with briefing on case dispositive motions to be completed by June 30, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. The parties are awaiting a decision.

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

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border interchange fees. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. On November 14 and 15, 2006, the European Commission held hearings on MasterCard Europe’s cross-border interchange fees. On March 23, 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the MasterCard initial public offering on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

When the European Commission completes its review of MasterCard Europe’s cross-border interchange fees, which could happen as early as fall 2007, it appears likely that it will issue a prohibition decision ordering MasterCard to change the manner in which it calculates its cross-border interchange fees, with the effect that such fees might have to be significantly reduced. MasterCard Europe would likely appeal such a decision to the European Court of First Instance and seek interim relief to prevent the order from becoming effective before the outcome of the appeal. The European Commission has informed MasterCard that it does not intend to levy a fine against MasterCard even if it determines that MasterCard’s cross-border interchange fees violate European Community competition rules. Because cross-border interchange fees constitute an essential element of MasterCard Europe’s operations, changes to them could significantly impact MasterCard International’s European members and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers seeking substantial damages.

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

Note 15. Settlement and Travelers Cheque Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under MasterCard International’s rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. Settlement Exposure is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2007	December 31, 2006
MasterCard-branded transactions:
Gross Settlement Exposure	$19,772,028	$18,059,691
Collateral held for Settlement Exposure	(1,887,574)	(1,611,537)

Net uncollateralized Settlement Exposure	$17,884,454	$16,448,154

Uncollateralized Settlement Exposure attributable to non-compliant members	$118,369	$89,319

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,956,857	$2,626,998

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 47% and 48% at June 30, 2007 and December 31, 2006, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 10% and 11% at June 30, 2007 and December 31, 2006, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 69% and 60% at June 30, 2007 and December 31, 2006, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $604,215 and $690,527 at June 30, 2007 and December 31, 2006, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded cheques.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $486,118 and $553,925 at June 30, 2007 and December 31, 2006, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $19,022 and $21,709 at June 30, 2007 and December 31, 2006, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to charge its members for settlement and travelers cheque losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced from settlement and travelers cheques, management believes that the probability of future payments for settlement and travelers cheque losses in excess of existing reserves is negligible.

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

U.S. Dollar Functional Currency

	June 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$89,736	$896	$34,680	$86
Commitments to sell foreign currency	60,676	(2,456)	17,268	86

Euro Functional Currency

	June 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$56,742	$(2,495)	$121,351	$(2,312)
Commitments to sell foreign currency	25,302	309	45,123	147

Brazilian Real Functional Currency

	June 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	—	—	$10,954	$(841)

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pound sterling, Brazilian real, Australian dollar, Mexican peso, Canadian dollar and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $2,514 and $1,526 of net losses, after tax, in accumulated other comprehensive income as of June 30, 2007 and December 31, 2006, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at June 30, 2007 and December 31, 2006, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties, which are also members of MasterCard International. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 17. Other Income

On June 21, 2007, the Company signed a settlement agreement to discontinue its relationship with the organization which operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events. The organization which operates the World Cup soccer events agreed to pay the Company $90,000 to resolve all disputes and this was recorded as other income in the three and six months ended June 30, 2007.

Note 18. Subsequent Event

As of June 30, 2007, MasterCard had approximately a 4% investment in an affiliate, Redecard S.A., recorded at $12,856 under the historical cost method of accounting, In July 2007, this affiliate successfully completed an initial public offering in Brazil of its shares. MasterCard elected not to participate as a selling stockholder in the initial public offering. Following the initial public offering, the quoted market value of these shares will be used to determine their fair value and these securities will be classified as available for sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The quoted market value of such shares was approximately $460,000 as of July 31, 2007. In anticipation of such initial public offering, MasterCard entered into a lock-up agreement with the other shareholders of Redecard S.A., who were all selling shareholders in the initial public offering. Under the terms of this lock-up agreement and following the closing of the initial public offering, MasterCard may: (i) sell all of its investment to qualified institutional buyers, (ii) make sales in the market with respect to 25% of its investment, subject to certain pricing and volume restrictions for six-months following the initial public offering, and (iii) make sales in the market with respect to the remaining 75% of its investment, subject to the same pricing and volume restrictions, for an additional six months following the initial six-month holding period. After the elapse of such holding periods, MasterCard may sell these shares in any manner that it deems appropriate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries. In this discussion, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (doing business as MasterCard Worldwide), and MasterCard Europe sprl.

Forward-Looking Statements and Non-GAAP Financial Information

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s strong liquidity and capital position, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, maintaining unsurpassed acceptance and continuing to invest in its brands and increasing its volume of business with key customers over time, pursuing incremental payment processing opportunities and driving and executing marketing programming at regional and local levels. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of these risk factors in Item 1A — Risk Factors.

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP. Specifically, we are presenting information regarding changes in operating expenses in the three and six months ended June 30, 2007 compared to the same periods in 2006 that exclude a non-cash charge associated with the donation of shares of Class A common stock, par value $.0001 per share (the “Class A common stock”) to the MasterCard Foundation (the “Foundation”) and charges associated with litigation settlements (collectively, the “special items”) as well as gross assessments excluding certain pricing modifications principally involving currency conversion, because the Company’s management believes that exclusion of this information facilitates understanding of our results of operations and provides meaningful comparison of results between periods. See “–Operating Expenses” for a table which provides a reconciliation of operating expenses excluding special items to the most directly comparable GAAP measure. Similarly, we present the effective tax rate with and without the impact of the stock donation to the MasterCard Foundation for the three and six months ended June 30, 2006 because the stock donation to the Foundation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership structure implemented during the second quarter of 2006. The effective tax rate without the impact of the stock donation to the Foundation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2007.

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

We achieved revenue growth of 17.8% and 20.6% in the three and six months ended June 30, 2007, of which 2.0% and 2.3%, respectively, is due to the impact of foreign currency fluctuation related to the euro. The growth in revenues was principally due to increased transactions and volumes. Approximately 2% of our revenue growth for the six months ended June 30, 2007 was due to the restructuring of the currency conversion pricing and other less significant pricing modifications in April 2006. Our revenue growth was moderated by a $40 million, or 14.7%, and $94 million, or 19.2%, increase in rebates and incentives to our customers and merchants in the three and six months ended June 30, 2007, respectively.

Operating expenses decreased 35.0% and 20.7% in the three and six months ended June 30, 2007, respectively. Excluding the impact of special items specifically identified in the reconciliation table included in “– Operating Expenses”, operating expenses increased 3.2% and 5.4% in the three and six months ended June 30, 2007, respectively, of which 0.7% and 1.0%, respectively, is due to the impact of foreign currency fluctuation related to the euro. The increase in operating expenses was primarily due to an increase in general and administrative expenses to support our customer-focused strategy, partially offset by a decrease in advertising and marketing expenses due to higher costs in the first half of 2006 relating to the sponsorship of the World Cup soccer events. Excluding the impact of special items, our operating expenses as a percentage of total net revenues were 72.7% and 69.3% in the three and six months ended June 30, 2007, respectively, versus 83.0% and 79.4% in the comparable periods in 2006, respectively.

Our liquidity and capital position are strong, as we had $2.8 billion in cash, cash equivalents and available-for-sale securities, and $2.9 billion in stockholders’ equity as of June 30, 2007.

We believe that the trend within the global payments industry from paper-based forms of payment such as cash and checks toward electronic forms of payment such as cards creates significant opportunities for the continued growth of our business. Our strategy is to continue our growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth opportunities of the global payments industry (such as corporate, premium and debit payments), enhancing our merchant relationships, maintaining unsurpassed acceptance and continuing to invest in our brands. We are committed to providing our key customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, brand marketing, product development, technology, processing and consulting services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with key customers over time. In support of this strategy, we are continuing to hire additional personnel and develop our existing workforce. We intend to expand our role in targeted geographies by, among other things, pursuing incremental payment processing opportunities in Europe, Latin America and Asia/Pacific countries.

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. In most regions, except Europe, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar or euro compared to the foreign currencies of the related local volumes in each period. In the three and six months ended June 30, 2007, the U.S. dollar weakened as evidenced by a 16.4% and 17.7%, respectively, increase in gross dollar volume (“GDV”) on a U.S. dollar converted basis exceeding local currency GDV growth of 13.3% and 14.7%, respectively, compared to the same periods in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts and is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Euro to U.S. dollar average exchange rate	$1.35	$1.26	$1.33	$1.23
Strengthening (devaluation) of U.S. dollar related to the euro from prior year	(7.2)%	0.2%	(8.1)%	4.2%

Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	2.0%	(0.1)%	2.3%	(1.1)%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	0.7%	(0.1)%	1.0%	(1.4)%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 73.1% and 72.3% of our net revenues from net operations fees in the three and six months ended June 30, 2007, respectively, compared to 72.3% and 69.8% in the same periods in 2006, respectively. From net assessments, we earned approximately 26.9% and 27.7% of our net revenues in the three and six months ended June 30, 2007, respectively, compared to 27.7% and 30.2% in the same periods in 2006, respectively. In the six months ended June 30, 2007, 1.6% of the shift to operations fees from assessments was due to the restructuring of the currency conversion pricing in April 2006.

Operations fees are typically transaction-based and are charged for facilitating the processing of payment transactions and information management among our customers. A typical transaction processed through MasterCard’s system involves four participants in addition to us: an issuer (the cardholder’s bank), an acquirer (the merchant’s bank), the merchant and the cardholder. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist them in managing their businesses. The significant components of operations fees are as follows:

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

•

Consulting and research fees as well as outsourcing services fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting, information and outsourcing services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate consulting and research fees becoming a significant percentage of our business.

•

Other operations fees are primarily user-pay services including the sale of manuals, publications, holograms, a variety of account and transaction enhancement services, information and reports, as well as compliance programs and penalties, to assist our customers in administering and managing their businesses. In addition, other operations fees include fees for cardholder services in connection with the benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

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

Gross revenues grew 17.1% and 20.3% in the three and six months ended June 30, 2007, respectively, compared to the same periods last year. A component of our revenue growth in the six months ended June 30, 2007 was the result of restructuring currency conversion pricing in April 2006. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. These pricing arrangements reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our key customers, the growing power of merchants and the impact of restructured pricing. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The United States remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 51.8% and 52.3% of total revenues in the three and six months ended June 30, 2007, respectively, compared to 52.0% and 52.6% in the same periods in 2006, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced more growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a slightly faster rate than U.S. revenues in the three and six months ended June 30, 2007 compared to the same period in 2006. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In particular, a portion of our revenues are dependent on international travel. In the past, our revenues have been impacted by specific events such as the war in Iraq, the SARS outbreak and the September 11, 2001 terrorist attack because these events impact travel patterns and related cross-border transaction volumes. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumers’ confidence in the MasterCard brand.

Results of Operations

	For the three months ended June 30,		Percent Increase (Decrease)	For the six months ended June 30,		Percent Increase (Decrease)
	(In millions, except per share, percentages and GDV amounts)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net operations fees	$729	$612	19.1%	$1,382	$1,107	24.8%
Net assessments	268	234	14.5%	530	478	10.9%

Total revenue	997	846	17.8%	1,912	1,585	20.6%
General and administrative	432	365	18.2%	830	713	16.4%
Advertising and market development	268	307	(12.6)%	447	490	(8.8)%
Litigation settlements	3	23	(85.4)%	3	23	(85.4)%
Charitable contributions to the MasterCard Foundation	—	400	(100.0)%	—	400	(100.0)%
Depreciation and amortization	25	25	—	49	50	(1.4)%

Total operating expenses	728	1,120	(35.0)%	1,329	1,676	(20.7)%

Operating income (loss)	269	(274)	198.1%	583	(91)	738.6%
Total other income (expense), net	117	13	778.4%	139	23	491.0%

Income (loss) before income tax expense	386	(261)	248.2%	722	(68)	1167.0%
Income tax expense	134	50	168.7%	255	116	119.7%

Net income (loss)	$252	$(310)	181.3%	$467	$(184)	354.3%

Net income (loss) per share (basic)[1]	$1.86	$(2.30)	180.9%	$3.44	$(1.36)	352.9%

Weighted average shares outstanding (basic)[1]	136	135	0.5%	136	135	0.5%
Net income (loss) per share (diluted)[1]	$1.85	$(2.30)	180.4%	$3.42	$(1.36)	351.5%
Weighted average shares outstanding (diluted)[1]	137	135	1.1%	137	135	1.1%
Effective income tax rate	34.7%	19.1%[3]	* *	35.3%	171.5%[3]	* *
Gross dollar volume on a U.S. dollar converted basis (in billions)[2]	$555	$476	16.4%	$1,063	$903	17.7%
Processed transactions	4,595	3,989	15.2%	8,800	7,510	17.2%

*	Note that the figures in the preceding table may not sum due to rounding
**	Not meaningful
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

[2]

In the three and six months ended June 30, 2007, GDV excludes commercial funds transfers in China, which are generally transactions that facilitate the transfer of funds between bank branches, but do not involve traditional cash withdrawals or balance transfers. Data for the comparable periods in 2006 has been restated to be consistent with this approach.

[3]

The 2006 effective tax rates include the impact of a $395 million donation of shares of Class A common stock to the MasterCard Foundation, a charitable contribution which is not deductible for tax purposes.

Operations Fees

	For the three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the six months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percentages)
Authorization, settlement and switch	$339	$284	$55	19.4%	$645	$549	$96	17.5%
Currency conversion and cross-border	208	166	42	25.3%	394	244	150	61.5%
Acceptance development fees	66	54	12	22.2%	124	101	23	22.8%
Warning bulletin fees	19	18	1	5.6%	37	35	2	5.7%
Connectivity	24	21	3	14.3%	47	39	8	20.5%
Consulting and research fees	18	19	(1)	(5.3)%	35	36	(1)	(2.8)%
Other operations fees	133	113	20	17.7%	250	215	35	16.3%

Gross operations fees	807	675	132	19.6%	1,532	1,219	313	25.7%
Rebates	(78)	(63)	(15)	23.8%	(150)	(112)	(38)	33.9%

Net operations fees	$729	$612	$117	19.1%	$1,382	$1,107	$275	24.8%

•

Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems, increasing 15.2% and 17.2% in the three and six months ended June 30, 2007 from the comparable periods in 2006. The increase in revenue was also attributable to higher utilization and pricing changes for stand-in authorization services of approximately 3.2% and 1.8% for the three and six months ended June 30, 2007. Stand-in occurs if the issuer’s primary authorization routing options fail and MasterCard approves the requests on behalf of the issuer based on issuer-defined parameters. Offsetting the increase in growth for the six months ended June 30, 2007 was a 1.9% reduction of revenues due to the implementation of price changes in April 2006 to make our pricing compliant with the Single European Payment Area (“SEPA”) initiative. The SEPA price changes are slightly positive on a total gross revenue basis; however, these changes impact individual revenue categories, in particular authorization, settlement and switch, currency conversion and cross-border revenues and assessments.

•

Currency conversion and cross-border revenues increased primarily due to an increase in cross-border transaction volumes of 17.3% and 17.7% in the three and six months ended June 30, 2007, respectively. In April 2006, we restructured our currency conversion pricing by initiating a charge to our issuers, and, in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase in the six months ended June 30, 2007, $31 million was due to the reclassification of certain assessment revenues in Europe to cross-border volume revenue which was recorded in the three months ended March 31, 2007.

•	Acceptance development fees in the three and six months ended June 30, 2007 increased compared to the same periods in 2006 primarily due to increased volumes.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Connectivity revenues in the three and six months ended June 30, 2007 increased compared to the same periods in 2006 due to increased volumes.

•

Consulting and research fees remained relatively constant in the three months ended June 30, 2007 compared to the same period in 2006. Our business agreements with certain customers may include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements remained relatively constant in all periods.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. The change in any individual revenue component was not material.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to agreements with new customers, the impact of restructured pricing, renewals of existing agreements, ongoing consolidation of our customers and competition.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the six months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percentages)
Gross assessments	$503	$444	$59	13.3%	$963	$855	$108	12.6%
Rebates and incentives	(235)	(210)	(25)	11.9%	(433)	(377)	(56)	14.9%

Net assessments	$268	$234	$34	14.5%	$530	$478	$52	10.9%

GDV growth was 13.3% and 14.7% in the three and six months ended June 30, 2007, respectively, when measured in local currency terms, and 16.4% and 17.7%, respectively, when measured on a U.S. dollar converted basis. A portion of our GDV growth relates to an increase in online debit transactions, which are priced at a lower assessment rate compared to credit and offline debit transactions. Accordingly, gross assessments are increasing at a lower rate than GDV. Assessments were also impacted in the six months ended June 30, 2007 by a reclassification of $31 million from assessments to currency conversion and cross-border revenues, offset by $12 million in pricing increases related to our SEPA pricing changes in the three months ended March 31, 2007. Our gross assessments would have increased 14.9% for the six months ended June 30, 2007 if these pricing modifications were not made in April 2006.

Rebates and incentives provided to customers and merchants reduce net assessments growth. Rebates and incentives are primarily based on GDV and may also contain fixed components for the issuance of new cards, launch of new programs or consulting services. The increase in rebates and incentives in the three and six months ended June 30, 2007 is due to the impact of new merchant agreements signed in the fourth quarter of 2006, earlier accrual in 2007 of certain merchant bonuses based on performance than in 2006 and increased customer volumes on which we pay rebates and incentives. These increases were partially offset by the decline in significant card incentives recorded in the three and six months ended June 30, 2006 to support the conversion of a large payment card program to MasterCard.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, litigation settlements, charitable contributions and depreciation and amortization expenses. In the three and six months ended June 30, 2007, there was a decrease in operating expenses of $392 million and $347 million, respectively, or (35.0)% and (20.7)%, respectively, compared to the same periods in 2006. As described above, the following table shows a reconciliation of operating expenses excluding special items and as adjusted to the most directly comparable GAAP measure, which management believes creates a more meaningful comparison of results between periods:

	For the three months ended June 30, 2007			For the three months ended June 30, 2006				Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	Actual	Special Items	As Adjusted	Actual	Special Items		As Adjusted
	(In millions, except percentages)
General and Administrative	$432	$—	$432	$365	—		$365	18.2%	18.2%
Advertising and Marketing	268	—	268	307	—		307	(12.6)%	(12.6)%
Litigation Settlements	3	3	—	23	23		—	(85.4)%	—
Charitable Contributions	—	—	—	400	395	[a]	5	(100.0)%	(100.0)%
Depreciation and Amortization	25	—	25	25	—		25	—	—

Total operating expenses	$728	$3	$725	$1,120	$418		$702	(35.0)%	3.2%

Total operating expenses as a percentage of total net revenues	73.0%		72.7%	132.4%			83.0%

	For the six months ended June 30, 2007			For the six months ended June 30, 2006				Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	Actual	Special Items	As Adjusted	Actual	Special Items		As Adjusted
	(In millions, except percentages)
General and Administrative	$830	$—	$830	$713	$—		$713	16.4%	16.4%
Advertising and Marketing	447	—	447	490	—		490	(8.8)%	(8.8)%
Litigation Settlements	3	3	—	23	23		—	(85.4)%	—
Charitable Contributions	—	—	—	400	395	[a]	5	(100.0)%	(100.0)%
Depreciation and Amortization	49	—	49	50	—		50	(1.4)%	(1.4)%

Total operating expenses	$1,329	$3	$1,326	$1,676	$418		$1,258	(20.7)%	5.4%

Total operating expenses as a percentage of total net revenues	69.5%		69.3%	105.8%			79.4%

[a]	Contribution of 13.5 million shares of our Class A common stock to the MasterCard Foundation, a charitable entity which is controlled by directors who are independent of us and our customers.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. The major components of general and administrative expenses were as follows:

	For the three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the six months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Personnel	$281	$234	$47	20.1%	$534	$461	$73	15.8%
Professional fees	53	44	9	20.5%	106	76	30	39.5%
Telecommunications	17	17	—	—	34	34	—	—
Data processing	16	15	1	6.7%	30	30	—	—
Travel and entertainment	30	27	3	11.1%	56	49	7	14.3%
Other	35	28	7	25.0%	70	63	7	11.1%

General and administrative expenses	$432	$365	$67	18.2%	$830	$713	$117	16.4%

•

Personnel expense increased in the three and six months ended June 30, 2007 primarily due to hiring additional staff and contractors to support our strategic initiatives. In addition, we have increased our accruals for higher performance awards as a result of better than anticipated performance against company objectives. Accordingly, our salaries and benefits costs have increased. Additionally, there were lower costs for severance and lower costs for long-term incentives due to the timing and vesting of equity awards in the three and six months ended June 30, 2007, which partially offset the increases noted above.

•

Professional fees increased in the three and six months ended June 30, 2007 primarily due to legal costs to defend our outstanding litigation and consulting services used for implementing our strategic initiatives.

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

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses decreased $39 million and $43 million or (12.6)% and (8.8)% in the three and six months ended June 30, 2007, respectively, versus the comparable period in 2006. In the three and six months ended June 30, 2007 and 2006 our initiatives continued to support our customer-focused strategy, however, in the three and six months ended June 30, 2006, a significant component of those initiatives were incurred through the sponsorship of 2006 World Cup soccer events. During the six months ended June 30, 2007, we reached an agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. We intend to shift marketing funds originally earmarked for World Cup soccer events to drive and execute marketing programming at the regional and local levels.

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

•

Investment income increased $7 million and $23 million in the three and six months ended June 30, 2007, respectively, due to higher cash and short-term investment balances principally related to the proceeds received from our initial public offering in May 2006, increases in interest rates and cash generated by our business.

•	Interest expense decreased $5 million and $1 million in the three and six months ended June 30, 2007, respectively, primarily relating to reduced interest reserve requirements for our tax reserves.

•

Other income, net increased $92 million in each of the three and six months ended June 30, 2007 from the comparable periods in 2006 primarily due to a settlement agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. The organization which operates the World Cup soccer events agreed to pay us $90 million to resolve all disputes, of which $87.5 million was paid in the second quarter of 2007 and of which $2.5 million is expected to be paid in the third quarter of 2007. In addition, other income includes a $2 million gain on the sale of an investment in an affiliate.

Income Taxes

Our effective income tax rate was 34.7% and 19.1% for the three months ended June 30, 2007 and 2006, respectively, and 35.3% and 171.5% for the six months ended June 30, 2007, and 2006, respectively. For the three and six months ended June 30, 2006, our effective income tax rate included the impact of the $395 million charitable contribution of shares of Class A common stock to the Foundation. This contribution was recorded as an expense in the statement of operations; however it is not deductible for tax purposes. This resulted in a significant impact on our effective tax rate for the three and six months ended June 30, 2006 as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non- GAAP Adjusted	Non- GAAP Effective Tax Rate
Three months ended June 30, 2006:
Income (Loss) before income taxes	$(261)	19.1%	$395	$134	33.6%
Income tax expense[1]	50			45

Net Income (Loss)	$(310)			$89

Six months ended June 30, 2006:
Income (Loss) before income taxes	$(68)	171.5%	$395	$327	34.0%
Income tax expense[1]	116			111

Net Income (Loss)	$(184)			$216

*	Note that the figures in the preceding table may not sum due to rounding
[1]	Income tax expense has been calculated with and without the impact of the Class A common stock donation to the Foundation.

The effective income tax rates for the three and six months ended June 30, 2007 (34.7% and 35.3%, respectively) are higher than the comparable 2006 non-GAAP effective tax rates in the table above (33.6% and 34.0%, respectively) primarily due to an increase in the accrual of state income tax liabilities for uncertain tax positions as required under the recently adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. In addition, there was a one-time increase to state income tax expense attributable to the revaluation of deferred state income taxes resulting from changes in New York tax laws, which was offset by the effect of a federal income tax audit settlement. See Note 13 to the Consolidated Financial Statements included in Item 1.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions, to repurchase our Class A common stock in our $500 million repurchase program discussed below and to service the payments of principal and interest on our outstanding debt and our obligations under the U.S. merchant lawsuit settlement. At June 30, 2007 and December 31, 2006, we had $2.8 billion and $2.5 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2007. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business. See also Note 14 to the Consolidated Financial Statements included in Item 1.

	Six Months Ended June 30,		Percent Increase (Decrease)
	2007	2006	2007 vs. 2006
	(In millions, except percentages)
Cash flow data:
Net cash provided by operating activities	$446	$184	143.0%
Net cash used in investing activities	(97)	(183)	47.1%
Net cash (used in) provided by financing activities	(25)	650	(103.9)%

	June 30, 2007	December 31, 2006	Percent Increase (Decrease)
			2007 vs. 2006
Balance sheet data:
Current assets	$3,989	$3,577	11.5%
Current liabilities	1,828	1,812	0.9%
Long-term liabilities	920	902	2.0%
Equity	2,854	2,364	20.7%

Net cash provided by operating activities in the six months ended June 30, 2007 was $446 million compared to $184 million in the six months ended June 30, 2006. The increase in cash from operations was principally due to our stronger operating performance. In addition, the organization which operates the World Cup soccer events paid us $87.5 million in the second quarter of 2007 and is expected to pay us $2.5 million in the third quarter of 2007 pursuant to a settlement agreement. See “–Other Income (Expense)”.

Net cash used in investing activities in the six months ended June 30, 2007 relates to investments in leasehold and building improvements to support increased workforce, data center equipment and capital software to support increased functionality and net purchases of available-for-sale-securities. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives. In the six months ended June 30, 2006, cash used in investing activities related principally to the net purchases of available-for-sale securities.

As of June 30, 2007, MasterCard had approximately a 4% investment in an affiliate, Redecard S.A. recorded at $12.9 million under the historical cost method of accounting. In July 2007, Redecard S.A. successfully completed an initial public offering in Brazil of its shares. We elected not to participate as a selling stockholder in the initial public offering. Following the initial public offering, the quoted market value of these shares will be used to determine their fair value and these securities will be classified as available for sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The quoted market value of such shares was approximately $460 million as of July 31, 2007. In anticipation of such initial public offering, we entered into a lock-up agreement with the other shareholders of Redecard S.A., who were all selling shareholders in the initial public offering. Under the terms of this lock-up agreement and following the closing of the initial public offering, MasterCard may: (i) sell all of its investment to qualified institutional buyers, (ii) make sales in the market with respect to 25% of its investment, subject to certain pricing and volume restrictions for six-months following the initial public offering, and (iii) make sales in the market with respect to the remaining 75% of its investment, subject to the same pricing and volume restrictions, for an additional six months following the initial six-month holding period. After the elapse of such holding periods, we may sell these shares in any manner that we deem appropriate. We are in the process of evaluating our strategy for this investment.

Cash used in financing activities in the six months ended June 30, 2007 primarily relates to the payment of dividends compared to the net increase in cash provided by financing activities in the comparable period in 2006. In 2006, approximately $2.5 billion in proceeds were received from the sale of Class A common stock to investors in our initial public offering (including the proceeds received pursuant to the underwriters’ option to purchase additional shares), offset by $1.8 billion of cash used for the redemption of Class B common stock.

On June 7, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 10, 2007 to holders of record on July 3, 2007 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20.7 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

On April 27, 2007, the Company extended its committed unsecured $2.5 billion revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. All remaining terms of the Credit Facility are unchanged. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2007. There were no borrowings under the Credit Facility at June 30, 2007 or December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

The Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. See Note 11 to the Consolidated Financial Statements included in Item 1. In addition, the Company has approved (i) the conversion of up to 13.4 million shares of Class B common stock into Class A common stock in “conversion transactions” during 2007 and (ii) the repurchase of up to $500 million of Class A common stock in open market transactions during 2007. We intend to utilize our cash, cash equivalents and available-for-sale securities to repurchase our Class A common stock in the second half of 2007.

Future Obligations

The following table summarizes as of June 30, 2007, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2007	2008 - 2009	2010 - 2011	2012 and thereafter
	(In millions)
Capital leases[1]	$57	$5	$10	$4	$38
Operating leases[2]	117	23	55	14	25
Sponsorship, licensing & other[3]	662	240	302	92	28
Litigation settlements[4]	620	120	200	200	100
Debt[5]	235	3	232	—	—

Total	$1,691	$391	$799	$310	$191

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. The table above has been adjusted since December 31, 2006 to remove the commitment of $180 million for the sponsorship of the World Cup soccer events, (see Item 1, Note 17 for additional information). In addition, these amounts include amounts due in accordance with leases for computer hardware, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $399 million as of June 30, 2007 related to customer and merchant agreements.

[4]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[5]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at June 30, 2007 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company commencing in 2008. We are in the process of evaluating the impact that SFAS 159 will have on our financial statements.

I tem 3.	Quantitative and Qualitative Disclosures About Market Risk

MasterCard has limited exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Audit Committee, governing our funding, investments, and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2007 as compared to December 31, 2006.

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

Other Financial Information

With respect to the unaudited consolidated financial statements of MasterCard Incorporated and its subsidiaries for the three and six months ended June 30, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 1, 2007 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2007, the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and six month periods ended June 30, 2007 and 2006, the consolidated statements of cash flows for each of the six month periods ended June 30, 2007 and 2006, and the consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP
New York, New York
August 1, 2007

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sale of Equity Securities

On July 26, 2007, the Company, in the ordinary course of its business, issued 28 shares of its Class M common stock to new principal members of MasterCard International Incorporated (“MasterCard International”), its principal operating subsidiary, pursuant to the amended and restated Certificate of Incorporation of the Company (the “Charter”). In the aggregate, these issuances were more than one percent of the Class M shares outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International.

The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 4.	Submission of Matters To A Vote of Security Holders

The annual meeting of stockholders (the “Annual Meeting”) of the Company was held on June 7, 2007. Stockholders approved each of the proposals on the agenda for the Annual Meeting, which included the following:

1. Election of two persons to serve on the Board of Directors as Class A Directors, belonging to Class I;

2. Approval of the Amended and Restated MasterCard Incorporated 2006 Long Term Incentive Plan;

3. Approval of an amendment of Section 4.3 of the Company’s amended and restated certificate of incorporation; and

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007.

Each of these proposals is fully described in the Company’s proxy statement, dated April 26, 2007 and filed with the Securities and Exchange Commission.

Pursuant to the Company’s certificate of incorporation and bylaws, only holders of the Company’s Class A common stock were entitled to vote on proposals 1, 2 and 4 above and holders of the Company’s Class A common stock, Class B common stock and Class M common stock were entitled to vote, each separately as a class, on proposal 3 above.

Class A Common Stock Voting Items

A total of 73,685,991 shares of Class A common stock were represented in person or by proxy at the Annual Meeting.

Proposal 1—Election of Class A Directors

Nancy J. Karch and Edward Suning Tian were elected as Class A directors belonging to Class I with a term expiring in 2010. Ms. Karch received 73,470,474 votes “for” and had 215,517 votes “withheld” and Mr. Tian received 70,607,565 votes “for” and had 3,078,426 votes “withheld.” There were no broker non-votes or abstentions on this proposal.

Proposal 2—Approval of the Amended and Restated MasterCard Incorporated 2006 Long Term Incentive Plan.

Proposal 2 received 53,486,588 votes “for,” 5,655,129 votes “against” and 83,538 abstentions and was adopted by the Class A common stockholders. There were 14,460,736 broker non-votes on this proposal.

Proposal 4—Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007.

Proposal 4 received 73,508,571 votes “for,” 153,501 votes “against” and 23,923 abstentions and was adopted by the Class A common stockholders. There were no broker non-votes on this proposal.

Class A, Class B and Cass M Common Stock Voting Item

A total of 41,359,315 shares of Class B common stock and a total of 759.495740 shares of Class M common stock, representing 75.9% of the 1,000 Class M votes outstanding and entitled to be cast, were represented in person or by proxy at the Annual Meeting.

Proposal 3—Approval of an amendment of Section 4.3 of the Company’s amended and restated certificate of incorporation.

Proposal 3 received 59,021,047 votes “for,” 127,160 votes “against” and 77,051 abstentions from the Class A common stockholders; 41,230,445 votes “for”, 10,025 votes “against” and 118,845 abstentions from the Class B common stockholders; and 755.87320 votes “for,” 0.16589 votes “against” and 3.45665 abstentions from the Class M common stockholders. There were 14,460,733 broker non-votes with respect to the Class A common stock on this proposal.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007	MASTERCARD INCORPORATED
(Registrant)

Date: August 1, 2007	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2007	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2007	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of MasterCard Incorporated

10.1	MasterCard Incorporated Deferral Plan, as amended and restated effective for account balances established after December 31, 2004.

10.2	MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2007 (No. 001-32877)).

15	Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.