Form 10-Q
period 2007-09-30
MASTERCARD INC
filed 2007-10-31
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 25, 2007, there were 84,010,865 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 47,731,936 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,664 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,687,423	$1,185,080
Investment securities, at fair value:
Trading	5,036	12,261
Available-for-sale	1,585,332	1,286,580
Accounts receivable	536,401	451,261
Settlement due from members	343,598	311,953
Restricted security deposits held for members	126,694	109,897
Prepaid expenses	167,363	130,849
Other current assets	29,483	89,348

Total Current Assets	4,481,330	3,577,229
Property, plant and equipment, at cost (less accumulated depreciation of $248,948 and $220,720)	280,370	252,731
Deferred income taxes	290,147	216,782
Goodwill	233,076	217,013
Other intangible assets (less accumulated amortization of $340,376 and $309,110)	303,911	271,373
Municipal bonds held-to-maturity	192,488	193,477
Prepaid expenses	264,667	235,654
Other assets	88,991	118,211

Total Assets	$6,134,980	$5,082,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$246,273	$278,656
Settlement due to members	287,929	286,059
Restricted security deposits held for members	126,694	109,897
Obligations under U.S. merchant lawsuit and other litigation settlements — current (Notes 9 and 14)	107,235	117,275
Accrued expenses	968,855	936,427
Short-term debt	80,000	—
Deferred income taxes	60,488	—
Other current liabilities	119,268	83,276

Total Current Liabilities	1,996,742	1,811,590
Deferred income taxes	69,888	66,198
Obligations under U.S. merchant lawsuit and other litigation settlements (Notes 9 and 14)	387,403	359,640
Long-term debt	149,747	229,668
Other liabilities	353,862	246,395

Total Liabilities	2,957,642	2,713,491
Commitments and Contingencies (Notes 12 and 14)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 84,833,813 and 79,631,983 shares issued, respectively	9	8
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 50,341,491 and 55,337,407 shares issued and outstanding, respectively	5	6
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,636 and 1,600 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,261,529	3,289,879
Class A treasury stock, at cost, 2,006,300 shares and no shares, respectively	(277,164)	—
Accumulated deficit	(226,368)	(1,029,196)
Accumulated other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	191,512	119,655
Defined benefit pension and other postretirement plans	(9,675)	(11,402)
Investment securities available-for-sale	234,895	(3,065)
Derivatives accounted for as hedges	(2,025)	(1,526)

Total accumulated other comprehensive income, net of tax	414,707	103,662

Total Stockholders’ Equity	3,172,718	2,364,359

Total Liabilities and Stockholders’ Equity	$6,134,980	$5,082,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues, net	$1,082,850	$901,969	$2,994,912	$2,486,911
Operating Expenses
General and administrative	432,848	392,883	1,262,838	1,105,881
Advertising and market development	264,425	209,187	711,128	698,936
Litigation settlements	—	—	3,400	23,250
Charitable contributions to the MasterCard Foundation	10,000	—	10,000	400,285
Depreciation and amortization	22,274	25,139	71,490	75,052

Total operating expenses	729,547	627,209	2,058,856	2,303,404

Operating income	353,303	274,760	936,056	183,507

Other Income (Expense)
Investment income, net	146,322	34,398	219,036	84,089
Interest expense	(16,439)	(16,757)	(41,964)	(43,465)
Other income (expense), net	(879)	(292)	91,268	303

Total other income (expense)	129,004	17,349	268,340	40,927

Income before income taxes	482,307	292,109	1,204,396	224,434
Income tax expense	167,846	99,105	422,743	215,146

Net Income	$314,461	$193,004	$781,653	$9,288

Basic Net Income per Share (Note 2)	$2.32	$1.42	$5.76	$.07

Basic Weighted Average Shares Outstanding (Note 2)	135,357	135,684	135,687	135,312

Diluted Net Income per Share (Note 2)	$2.31	$1.42	$5.73	$.07

Diluted Weighted Average Shares Outstanding (Note 2)	136,228	136,134	136,502	135,511

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$781,653	$9,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,490	75,052
Gain on sale of Redecard S.A. available-for-sale securities	(107,042)	—
Charitable contribution of common stock to the MasterCard Foundation	—	394,785
Share based payments	35,909	13,372
Deferred income taxes	(8,170)	18,962
Taxes related to share based payments	(11,193)	—
Excess tax benefit on share based payments	(7,598)	—
Accretion of imputed interest on litigation settlement	28,248	31,777
Other	8,855	7,440
Changes in operating assets and liabilities:
Trading securities	7,225	3,814
Accounts receivable	(68,655)	(90,419)
Settlement due from members	(9,499)	(10,589)
Prepaid expenses	(32,657)	18,146
Other current assets	(1,375)	9,503
Prepaid expenses, long-term	(19,352)	(4,253)
Litigation settlement accruals	(10,525)	(72,090)
Accounts payable	(36,109)	5,695
Settlement due to members	(18,038)	13,890
Accrued expenses	72,644	1,026
Net change in other assets and liabilities	41,852	21,384

Net cash provided by operating activities	717,663	446,783

Investing Activities
Purchases of property, plant and equipment	(59,339)	(38,599)
Capitalized software	(52,322)	(24,338)
Purchases of investment securities available-for-sale	(2,749,413)	(2,525,682)
Proceeds from sales and maturities of investment securities available-for-sale	2,928,342	2,349,978
Other investing activities	8,551	(881)

Net cash provided by (used in) investing activities	75,819	(239,522)

Financing Activities
Cash received from sale of common stock, net of issuance costs	—	2,449,910
Cash payment for redemption of common stock	—	(1,799,937)
Dividends paid	(53,805)	—
Cash proceeds from exercise of stock options	1,083	—
Excess tax benefit on share based payments	7,598	—
Purchase of treasury stock	(277,164)	—

Net cash (used in) provided by financing activities	(322,288)	649,973

Effect of exchange rate changes on cash and cash equivalents	31,149	18,632

Net increase in cash and cash equivalents	502,343	875,866
Cash and cash equivalents — beginning of period	1,185,080	545,273

Cash and cash equivalents — end of period	$1,687,423	$1,421,139

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax	Common Shares		Additional Paid-in Capital	Treasury Stock
				Class A	Class B
	(In thousands)
Balance at January 1, 2007	$2,364,359	$(1,029,196)	$103,662	$8	$6	$3,289,879	$—
Net income	781,653	781,653	—	—	—	—	—
Other comprehensive income, net of tax	311,045	—	311,045	—	—	—	—
Adoption of new tax accounting standard (Note 13)	21,175	21,175	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $.45 per share	(61,747)	—	—	—	—	(61,747)	—
Share based compensation	35,909	—	—	—	—	35,909	—
Tax withholding net of tax benefit for share based compensation	(3,595)	—	—	—	—	(3,595)	—
Purchases of treasury stock	(277,164)	—	—	—	—	—	(277,164)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	1,083	—	—	—	—	1,083	—

Balance at September 30, 2007	$3,172,718	$(226,368)	$414,707	$9	$5	$3,261,529	$(277,164)

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$314,461	$193,004	$781,653	$9,288
Other comprehensive income:
Foreign currency translation adjustments	46,998	8,717	71,857	45,189
Defined benefit pension and postretirement plans, net of tax	4	—	1,727	—
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	240,861	4,955	237,960	663
Change in fair value of derivatives accounted for as hedges, net of tax	489	2,106	(499)	(1,292)

Other comprehensive income, net of tax	288,352	15,778	311,045	44,560

Comprehensive Income	$602,813	$208,782	$1,092,698	$53,848

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share and percent data)

Note 1. Summary of Significant Accounting Policies

Organization — MasterCard Incorporated and its consolidated subsidiaries (“MasterCard” or the “Company”), including its principal operating subsidiary, MasterCard International Incorporated (doing business as MasterCard Worldwide) (“MasterCard International”), and MasterCard Europe sprl (“MasterCard Europe”), provide transaction processing and related services to customers principally in support of their credit, debit, electronic cash and Automated Teller Machine (“ATM”) payment card programs and travelers cheque programs.

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

The balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements as of December 31, 2006. Amounts previously reported within Accumulated Other Comprehensive Income as of December 31, 2006 have been adjusted to reflect a revision of $22,804 to increase cumulative foreign currency translation adjustments with a corresponding decrease in defined benefit pension and other postretirement plans. The revision had no impact on total accumulated other comprehensive income, net of tax. The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 are unaudited, and, in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 2. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$314,461	$193,004	$781,653	$9,288
Denominator:
Basic EPS weighted-average shares outstanding	135,357	135,684	135,687	135,312
Dilutive stock options and restricted stock units	871	450	815	199

Diluted EPS weighted-average shares outstanding	136,228	136,134	136,502	135,511

Earnings per Share:
Basic	$2.32	$1.42	$5.76	$.07

Diluted	$2.31	$1.42	$5.73	$.07

The calculation of diluted earnings per share excluded approximately 185 stock options for the nine months ended September 30, 2007 because the effect would be antidilutive. All stock options and restricted stock units were dilutive for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006.

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

Note 3. Non-Cash Financing Activities

	Nine Months Ended September 30,
	2007	2006
Shares donated to the MasterCard Foundation	$—	$394,785
Conversion of cash-based to stock-based compensation	—	51,209
Dividends declared but not yet paid	20,327	12,147

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 4. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2007	December 31, 2006
Customer and merchant incentives	$344,267	$293,289
Advertising and market development	43,285	33,321
Other	44,478	39,893

Total prepaid expenses	432,030	366,503
Prepaid expenses, current	(167,363)	(130,849)

Prepaid expenses, long-term	$264,667	$235,654

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

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Customer and merchant incentives	$425,636	$386,582
Personnel costs	218,193	248,262
Advertising and market development	145,646	141,864
Taxes	102,759	83,509
Other	76,621	76,210

	$968,855	$936,427

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$4,717	$4,649	$14,150	$13,949
Interest cost	3,048	2,718	9,143	8,152
Expected return on plan assets	(4,091)	(3,830)	(12,275)	(11,490)
Amortization of prior service credit	(58)	(51)	(172)	(155)
Recognized actuarial loss	—	299	—	899

Net periodic pension cost	$3,616	$3,785	$10,846	$11,355

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

For the three and nine months ended September 30, 2007, $58 and $172 of prior service credit was amortized from accumulated other comprehensive income into net periodic pension cost, respectively.

The funded status of the Pension Plan exceeds minimum funding requirements. No voluntary contributions were made during the three and nine months ended September 30, 2007 and 2006.

Note 7. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees. Net periodic postretirement benefit cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$588	$791	$1,766	$2,375
Interest cost	848	906	2,544	2,716
Amortization of prior service cost	—	17	—	51
Amortization of transition obligation	54	145	160	435
Recognized actuarial loss	—	53	—	159

Net periodic postretirement benefit cost	$1,490	$1,912	$4,470	$5,736

For the three and nine months ended September 30, 2007, $54 and $160, respectively, of transition obligation was amortized from accumulated other comprehensive income into net periodic postretirement benefit cost. In addition, the Company amended the life insurance benefits under the Postretirement Plan effective January 1, 2007. The impact, net of taxes, of this amendment was an increase of $1,715 to accumulated other comprehensive income in the nine months ended September 30, 2007.

The Company funds its postretirement benefits as payments are required with cash flows from operations.

Note 8. Credit Facility

On April 27, 2007, the Company extended its committed unsecured $2,500,000 revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. Except for the maturity extension, the original terms and conditions in the credit facility remain unchanged. MasterCard was in compliance with the covenants of the Credit Facility as of September 30, 2007. There were no borrowings under the Credit Facility at September 30, 2007 or December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 9. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 14 below and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement and all have been individually settled. As more fully described in Note 14 below, MasterCard is also a party to a number of currency conversion litigations. In connection with the settlement of certain other litigations disclosed in Note 14, MasterCard recorded reserves of $3,400 and made payments of $13,925 during the nine months ended September 30, 2007. Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed from December 31, 2006 as follows:

Balance as of January 1, 2007	$476,915
Provision for litigation settlements (Note 14)	3,400
Interest accretion on U.S. merchant lawsuit	28,248
Payments	(13,925)

Balance as of September 30, 2007	$494,638

Note 10. Share Based Payment and Other Benefits

On March 1, 2007, the Company granted approximately 314 performance units, 330 stock options and 14 restricted stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of each of the performance units and restricted stock units, based on the closing price on the New York Stock Exchange on the date of grant, was $106.29. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $39.67. The performance units and restricted stock units will primarily vest on or about February 28, 2010. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual award recipient becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income and return on equity goals for the three-year period commencing January 1, 2007. Estimates are adjusted as appropriate.

Note 11. Stockholders’ Equity

At the annual meeting of stockholders of the Company on June 7, 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock, par value $.0001 per share (the “Class A Common Stock”), for subsequent sale. Through “conversion transactions,” in amounts and at times designated by the Company, current holders of shares of Class B common stock who elect to participate will be eligible to convert their shares, on a one-for-one basis, into shares of Class A common stock for subsequent sale or transfer to public investors, within a 30 day “transitory” ownership period. Holders of Class B common stock are not allowed to participate in any vote of holders of Class A common stock during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions is limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A common stock and Class B common stock, based upon the total number of shares outstanding as of December 31 of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction will not be permitted that will cause shares of Class B common stock to represent less than 15% of total outstanding shares of Class A common stock and Class B common stock outstanding.

The Company implemented its first conversion program, allowing for conversion transactions of up to 13,400 shares of Class B common stock into Class A common stock and subsequent sale to public investors, in an initial conversion window with elections from August 4, 2007 to October 5, 2007. As of September 30, 2007, approximately 4,996 shares of Class B common stock had been converted into Class A common stock in such program.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Subsequent to September 30, 2007, an additional 2,608 shares of Class B common stock were converted into Class A common stock, for a total of 7,604 shares converted during the initial share conversion program. In October 2007, the Company’s Board of Directors approved a second conversion program for 2007, allowing for the conversion of up to 5,796 shares of Class B common stock into Class A common stock with elections beginning November 17, 2007 and ending no later than December 14, 2007.

In April 2007, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500,000 of its Class A common stock in open market transactions during 2007. As of September 30, 2007, approximately 2,006 shares of Class A common stock had been repurchased at a cost of $277,164. The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

Subsequent to September 30, 2007, the Company repurchased an additional 1,426 shares of its Class A common stock at a cost of $222,836, completing the initial $500,000 repurchase plan. On October 29, 2007, the Company’s Board of Directors amended the share repurchase plan to authorize the Company to repurchase an incremental $750,000 (aggregate for the entire repurchase program of $1,250,000) of its Class A common stock in open market transactions through June 30, 2008.

Note 12. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at September 30, 2007 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2007	$230,148	$3,288	$11,006	$215,854
2008	251,152	7,016	35,930	208,206
2009	152,847	4,558	26,389	121,900
2010	73,195	1,822	10,802	60,571
2011	43,121	1,822	5,826	35,473
Thereafter	91,936	38,656	25,461	27,819

Total	$842,399	$57,162	$115,414	$669,823

Included in the table above are capital leases with imputed interest expense of $11,426 and a net present value of minimum lease payments of $45,736. In addition, at September 30, 2007, $66,927 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $8,974 and $7,901 for the three months ended September 30, 2007 and 2006, respectively, and $26,199 and $23,784 for the nine months ended September 30, 2007 and 2006, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,057 and $1,619 for the three months ended September 30, 2007 and 2006, respectively, and $5,735 and $6,389 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the table above has been adjusted since December 31, 2006 to remove the commitment of $180,000 for the sponsorship of the 2010 and 2014 World Cup soccer events. See Note 17 for additional information.

MasterCard licenses certain software to its customers. The license agreements contain guarantees under which the Company indemnifies licensees from any adverse judgments arising from claims of intellectual property infringement by third parties. The terms of the guarantees are equal to the terms of the license to which they relate. The amount of the guarantees are limited to damages, losses, costs, expenses or other liabilities incurred by the licensee as a result of any intellectual property rights claims. The Company has historically experienced minimal intellectual property rights claims relating to the software it licenses to its customers and therefore management

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

believes the probability of future claims is negligible. In addition, the Company does not generate significant revenues from software licenses. However, if circumstances in the future change, the Company may need to reassess whether it would be necessary to assess the fair value of these guarantees.

Note 13. Income Taxes

Effective Income Tax Rate

The effective income tax rate was 34.8% and 33.9% for the three months ended September 30, 2007 and 2006, respectively, and 35.1% and 95.9% for the nine months ended September 30, 2007 and 2006, respectively. The rate for the nine months ended September 30, 2007 differs significantly from the rate for the nine months ended September 30, 2006 primarily due to the charitable contribution of $394,785 of shares of Class A common stock to the MasterCard Foundation (the “Foundation”). Under the terms of the contribution to the Foundation, the donation was not deductible to MasterCard for tax purposes.

For the three months ended September 30, 2007 compared to the same period in 2006, the change in the effective income tax rate primarily relates to a net increase for the accrual of income tax liabilities for uncertain tax positions, as required under the recently adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). For the nine months ended September 30, 2007 compared to the same period in 2006, apart from the contribution to the Foundation, the change in the effective income tax rate primarily relates to the effect of a New York state tax law change and a net increase in the accrual of income tax liabilities for uncertain tax positions. The New York tax law change resulted in a reduction in the Company’s state income tax rate. Accordingly, the Company’s deferred tax assets and liabilities at June 30, 2007 were revalued, which resulted in a one-time increase in income tax expense of $6,804.

Current Deferred Taxes

The Company has a current deferred tax liability of $60,488 as of September 30, 2007 compared to a current deferred tax asset of $65,241 as of December 31, 2006. Unrealized gains in the three and nine months ended September 30, 2007 for the Company’s investment in Redecard S.A. resulted in a current deferred tax liability that exceeded current deferred tax assets as of September 30, 2007. Additional information regarding the Company’s investment in Redecard S.A. is available in Note 18.

FIN 48

On July 13, 2006, the FASB issued FIN 48. The adoption of FIN 48 on January 1, 2007 required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that would not be sustained, or would only partially be sustained, upon examination by the relevant taxing authorities.

At the date of adoption, the Company had unrecognized tax benefits of $109,476. If the unrecognized tax benefits would be recognized, substantially all amounts would impact the Company’s effective income tax rate offset by related tax deductions or tax credits, the tax effects of which amounted to $48,682, resulting in a net tax impact of $60,794. As of December 31, 2006, the Company had recorded $56,870 of tax liabilities under the provisions of the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As a result of certain additional liabilities related to state tax positions recorded pursuant to FIN 48, the Company was required to increase deferred tax assets by $26,194 to reflect the higher anticipated tax rates at which such assets would reverse in future periods. In the event the Company is able to reduce tax liabilities under FIN 48, the deferred tax assets will be correspondingly reduced, resulting in a charge to earnings in that period. Additionally, the Company recorded balance sheet reclassifications to reflect certain liabilities and related assets on a gross basis, as well as additional interest reserves. As a result of these adjustments, the impact of the adoption of FIN 48 as of January 1, 2007 was a net overall decrease to opening accumulated deficit of $21,175.

For the three months and nine months ended September 30, 2007, increases in unrecognized tax benefits for tax positions were partially offset by the results of a federal income tax audit settlement. The net increase was not significant to the Company’s consolidated financial statements. The Company’s unrecognized tax benefits for uncertain tax positions as of September 30, 2007 are not expected to change significantly over the next twelve months.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. On the date of adoption of FIN 48, the Company had cumulatively recognized $12,466 of interest, and $2,609 of potential penalties. For the three and nine months ended September 30, 2007, there were no significant changes in interest and penalties.

The Company is subject to tax in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2001.

Note 14. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages. Therefore, the probability of loss and an estimation of damages is not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations and the West Virginia consumer litigation described below. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On June 7, 2007, the District Court judge issued an opinion and order agreeing with the special master’s finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On June 13, 2007, MasterCard and Visa entered into an agreement to extend the statute of limitations on the time MasterCard has to file potential claims that MasterCard may have against Visa in connection with the SSF. On June 29, 2007, Visa filed a notice of appeal with the Second Circuit. Briefing on Visa’s appeal is scheduled be completed by November 21, 2007. Visa filed a motion before the District Court judge requesting a stay of the portion of the District Court’s order that permitted Visa’s largest 100 debit issuers to terminate their debit agreements with Visa in order to enter into an agreement with MasterCard. The District Court denied Visa’s request for a stay.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. On October 24, 2005, the District Court granted MasterCard’s motion to dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s October 24, 2005 ruling. Fact discovery was completed on May 31, 2007. The parties have agreed, subject to court approval, to a schedule whereby briefing on dispositive motions, including collateral estoppel, will be completed by April 14, 2008. The trial is scheduled to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Fact discovery was completed on May 31, 2007. The parties have agreed, subject to court approval, to a schedule whereby briefing on dispositive motions, including collateral estoppel, will be completed by April 14, 2008. The trial is scheduled to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this matter.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately nine months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On May 8, 2007, the trial court dismissed the case.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard has paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440, to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements has been scheduled for March 31, 2008. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On June 6, 2007, the appellate court granted MasterCard’s motion to defer briefing until a final settlement is approved in the MDL action.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico, California and West Virginia. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. Limited discovery is proceeding in the California cases. In addition, the parties in the California cases are briefing the narrow issue of whether as a legal matter the summary judgment ruling in the U.S. merchant lawsuit could constitute a final judgment on the merits to which collateral estoppel could potentially apply. Oral argument on this issue was heard on October 31, 2007. On March 26, 2007, the West Virginia court stayed discovery pending briefing by the parties on the question of whether the state law unfair competition claims should be dismissed in light of the opinions from other states dismissing similar unfair competition claims on standing grounds. Based upon litigation developments and settlement negotiations in that state, and pursuant to Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded legal reserves for the West Virginia consumer litigation during the second quarter of 2007.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigations.” MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery.

At this time, it is not possible to determine the outcome of, or, except as indicated above in the West Virginia consumer action, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages. MasterCard moved to dismiss certain of eFunds’ causes of action and the court heard oral argument on the motion on June 29, 2007. On August 16, 2007, the court granted parts of MasterCard’s motion to dismiss although eFunds’ claim for damages for breach of contract and related causes of action remain. On September 4, 2007, MasterCard answered the complaint and filed counterclaims against eFunds. eFunds has not served a response to MasterCard’s counterclaims.

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

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. The time in which plaintiffs can file objections to this report is currently running. The parties are awaiting a decision on MasterCard’s motion to dismiss the Section 2 claims. Fact discovery is scheduled to be completed by June 30, 2008, with briefing on case dispositive motions to be completed by June 30, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. The parties are awaiting a decision.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

European Union. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border default interchange fees under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt the Visa interchange fees from these rules through the end of 2007 based on certain changes proposed by Visa to its interchange fees. Among other things, in connection with the exemption order, Visa agreed to adopt a cost-based methodology for calculating its interchange fees similar to the methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its interchange rates for debit and credit transactions to amounts at or below certain specified levels.

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. On November 14 and 15, 2006, the European Commission held hearings on MasterCard Europe’s cross-border default interchange fees. On March 23, 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the MasterCard initial public offering on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

When the European Commission completes its review of MasterCard Europe’s cross-border default interchange fees, which could happen before the end of 2007, it appears likely that it will issue a prohibition decision ordering MasterCard to change the manner in which it calculates or cease collecting cross-border default interchange fees. MasterCard Europe would likely appeal such a decision to the European Court of First Instance and might seek interim relief to prevent the order from becoming effective before the outcome of the appeal. The European Commission has informed MasterCard that it does not intend to levy a fine against MasterCard even if it determines that MasterCard’s cross-border default interchange fees violate European Community competition rules. Because a balancing mechanism like cross-border default interchange fees constitute an essential element of MasterCard Europe’s operations, changes to them could significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. In addition, a negative decision by the European Commission could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers seeking substantial damages.

United Kingdom Office of Fair Trading. On September 25, 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard default interchange fees and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the interchange fees and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd.) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. default interchange fees and MSF infringed U.K. competition law and did not qualify for an exemption in their present forms. On February 11, 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. interchange fees (but not the MSF) under the Competition Act. On November 10, 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the interchange fees infringed U.K. and European Union competition law.

On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard interchange fees and MSFs and conferring such authority exclusively on MasterCard’s President and Chief Executive Officer.

On September 6, 2005, the OFT issued its decision, concluding that MasterCard’s U.K. interchange fees that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. MMF and MasterCard appealed the OFT’s decision to the U.K. Competition Appeals Tribunal. On June 19, 2006, the U.K. Competition Appeals Tribunal set aside the OFT’s decision, following the OFT’s request to the Tribunal to withdraw the decision and end its case against MasterCard’s U.K. default interchange fees in place prior to November 18, 2004.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The OFT has commenced a new investigation of MasterCard’s current U.K. default interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. If the OFT determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. MasterCard and the financial institutions have appealed the decision. If the appeals are unsuccessful and the PCA’s decision is allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

New Zealand. In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s member financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees do not comply with New Zealand competition law and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand customers and on MasterCard’s overall business in New Zealand.

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic default interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.” MasterCard understands that the Federal Cartel Office is continuing to review the complaint. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, South Africa, Singapore, Hungary, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of letters of credit and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

not contractually obligated under MasterCard International’s rules to effect such payments, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	September 30, 2007	December 31, 2006
MasterCard-branded transactions:
Gross Settlement Exposure	$20,619,708	$18,059,691
Collateral held for Settlement Exposure	(2,050,231)	(1,611,537)

Net uncollateralized Settlement Exposure	$18,569,477	$16,448,154

Uncollateralized Settlement Exposure attributable to non-compliant members	$58,983	$89,319

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,296,364	$2,626,998

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 45% and 48% at September 30, 2007 and December 31, 2006, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom at approximately 10% and 11% at September 30, 2007 and December 31, 2006, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 70% and 60% at September 30, 2007 and December 31, 2006, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $582,410 and $690,527 at September 30, 2007 and December 31, 2006, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded cheques.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $468,928 and $553,925 at September 30, 2007 and December 31, 2006, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to that issuer. In addition, MasterCard has obtained guarantees estimated at $18,332 and $21,709 at September 30, 2007 and December 31, 2006, respectively, from financial institutions that are members in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

U.S. Dollar Functional Currency

	September 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$54,468	$1,532	$34,680	$86
Commitments to sell foreign currency	40,735	(1,828)	17,268	86

Euro Functional Currency

	September 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$30,190	$(2,439)	$121,351	$(2,312)
Commitments to sell foreign currency	51,237	1,186	45,123	147

Brazilian Real Functional Currency

	September 30, 2007		December 31, 2006
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	—	—	$10,954	$(841)

The currencies underlying the foreign currency forward contracts consist primarily of euro, U.K. pound sterling, Brazilian real, Australian dollar, Mexican peso, Canadian dollar and Japanese yen. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company has deferred $2,025 and $1,526 of net losses, after tax, in accumulated other comprehensive income as of September 30, 2007 and December 31, 2006, respectively, all of which is expected to be reclassified to earnings as the contracts mature to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2007 and December 31, 2006, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties, which are also members of MasterCard International. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 17. Other Income

On June 21, 2007, the Company signed a settlement agreement to discontinue its relationship with the organization that operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events. The organization that operates the World Cup soccer events agreed to pay the Company $90,000 to resolve all disputes and this was recorded as other income in the nine months ended September 30, 2007.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 18. Investment in Redecard S.A.

As of June 30, 2007, MasterCard had approximately a 4% investment in an affiliate, Redecard S.A., recorded at $12,856 under the historical cost method of accounting. In July 2007, Redecard S.A. successfully completed an initial public offering in Brazil of its shares. MasterCard elected not to participate as a selling stockholder in the initial public offering. Following the initial public offering, the quoted market value of these shares was used to determine their fair value and these securities are classified as available-for-sale equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In anticipation of such initial public offering, MasterCard entered into a lock-up agreement, dated as of June 20, 2007, with the other shareholders of Redecard S.A., who were all selling shareholders in the initial public offering. Under the terms of this lock-up agreement and following the closing of the initial public offering, MasterCard could: (i) sell all of its investment to qualified institutional buyers, (ii) make sales in the market with respect to 25% of its investment, subject to certain pricing and volume restrictions for six months following the initial public offering, and (iii) make sales in the market with respect to the remaining 75% of its investment, subject to the same pricing and volume restrictions, for an additional six months following the initial six month holding period. After the elapse of such holding periods, MasterCard may sell these shares in any manner that it deems appropriate.

As of September 30, 2007, MasterCard had sold approximately 6,900 shares, or 25% of its investment in Redecard S.A. MasterCard recognized a gain of $107,042 on such sales. This has been included in investment income within the consolidated statements of operations. The quoted market value of MasterCard’s remaining shares in Redecard S.A. was approximately $380,707 as of September 30, 2007. Unrealized holding gains, net of tax, of $240,079 have been included in other comprehensive income for the three and nine months ended September 30, 2007.

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

Forward-Looking Statements and Non-GAAP Financial Information

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s strong liquidity and capital position, increased regulatory scrutiny of interchange fees and other aspects of the payments industry that could have an adverse effect on the Company’s business, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, maintaining unsurpassed acceptance and continuing to invest in its brands and increasing its volume of business with key customers over time, hiring additional personnel and developing its existing workforce, pursuing incremental payment processing opportunities and investing in marketing programs at regional and local levels. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of these risk factors in Item 1A — Risk Factors.

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP. Specifically, we are presenting information regarding changes in operating expenses in the nine months ended September 30, 2007 compared to the same periods in 2006 that exclude a non-cash charge associated with the donation of shares of Class A common stock, par value $.0001 per share (the “Class A common stock”) to the MasterCard Foundation (the “Foundation”) and charges associated with litigation settlements (collectively, the “special items”) as well as gross assessments excluding certain pricing modifications principally involving currency conversion, because the Company’s management believes that exclusion of this information facilitates understanding of our results of operations and provides meaningful comparison of results between periods. See “–Operating Expenses” for a table which provides a reconciliation of operating expenses excluding special items to the most directly comparable GAAP measure. Similarly, we present the effective tax rate with and without the impact of the stock donation to the MasterCard Foundation for the nine months ended September 30, 2006 because the stock donation to the Foundation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership structure implemented during the second quarter of 2006. The effective tax rate without the impact of the stock donation to the Foundation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2007.

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

We achieved revenue growth of 20.1% and 20.4% in the three and nine months ended September 30, 2007, of which 2.3% in each of these periods was due to the impact of foreign currency fluctuation related to the euro. The growth in revenues was principally due to increased transactions and volumes. Approximately 2% of our revenue growth for the three months ended

September 30, 2007 was due to pricing adjustments. In the nine months ended September 30, 2007 approximately 2% of our revenue growth was due to the impact of the restructuring of currency conversion pricing in April 2006, in addition to the pricing adjustments in 2007. Our net revenue growth was moderated by a $39 million, or 13.8%, and $133 million, or 17.3%, increase in rebates and incentives to our customers and merchants in the three and nine months ended September 30, 2007, respectively.

Operating expenses increased 16.3% in the three months ended September 30, 2007 and decreased 10.6% in the nine months ended September 30, 2007, respectively, of which 1.6% and 1.2%, respectively, was due to the impact of foreign currency fluctuation related to the euro. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses increased 9.1% in the nine months ended September 30, 2007. The increase in operating expenses was primarily due to an increase in general and administrative expenses to support our customer-focused strategy. Excluding the impact of special items, our operating expenses as a percentage of total net revenues was 68.6% in the nine months ended September 30, 2007 versus 75.8% in the comparable period in 2006.

Other income in the three and nine months ended September 30, 2007 includes gains of approximately $107 million relating to the partial sale of our Redecard S.A. available-for-sale securities. The nine months ended September 30, 2007 also includes $90 million received from the organization that operates the World Cup soccer events in resolution of all outstanding disputes pertaining to our sponsorship of the 2010 and 2014 World Cup soccer events. See “—Other Income (Expense)”.

Our liquidity and capital position remain strong, as we had $3.3 billion in cash, cash equivalents and available-for-sale securities, and $3.2 billion in stockholders’ equity as of September 30, 2007.

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

There is increased regulatory scrutiny of interchange fees and other aspects of the payments industry which could have an adverse impact on our business. In addition, we face exposure to antitrust and other types of litigation. Competition and pricing pressure within the global payments industry is increasing, due in part to consolidation within the banking sector and the growing power of merchants. Regulatory actions, litigation and pricing pressure may lead us to change our pricing arrangements and could reduce our overall revenues. See Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. In most regions, except Europe, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the non-euro volumes are converted to the euro. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar or euro compared to the foreign currencies of the related local volumes in each period. In the three and nine months ended September 30, 2007, the U.S. dollar weakened as evidenced by a 16.6% and 17.4%, respectively, increase in gross dollar volume (“GDV”) on a U.S. dollar converted basis exceeding local currency GDV growth of 12.8% and 14.1%, respectively, compared to the same periods in the prior year.

We are especially impacted by the movements of the euro relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro. The strengthening or devaluation of the U.S. dollar against the euro impacts the translation of MasterCard Europe’s operating results into U.S. dollar amounts and is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Euro to U.S. dollar average exchange rate	$1.38	$1.28	$1.35	$1.25
Strengthening (devaluation) of U.S. dollar related to the euro from prior year	(7.7)%	(4.3)%	(7.9)%	1.5%
Revenue change attributable to translation of MasterCard Europe revenues to U.S. dollars	2.3%	1.2%	2.3%	(0.4)%
Operating expense change attributable to translation of MasterCard Europe expenses to U.S. dollars	1.6%	0.6%	1.2%	(0.4)%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 73.1% and 72.6% of our net revenues from net operations fees in the three and nine months ended September 30, 2007, respectively, compared to 73.3% and 71.1% in the same periods in 2006, respectively. From net assessments, we earned approximately 26.9% and 27.4% of our net revenues in the three and nine months ended September 30, 2007, respectively, compared to 26.7% and 28.9% in the same periods in 2006, respectively. In the nine months ended September 30, 2007, 1.2% of the shift to operations fees from assessments was due to the restructuring of our currency conversion pricing in April 2006.

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

•

Currency conversion and cross-border are volume-based revenues. Cross-border volumes are generated by transactions in which the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. In April 2006, we restructured our currency conversion revenues by initiating a charge to our issuers and acquirers for all cross-border volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge issuers for performing currency conversion.

•

Acceptance development fees are charged to issuers based on components of GDV and support our focus on developing merchant relationships and promoting acceptance at the point of sale. These fees are primarily U.S.-based.

•	Warning bulletin fees are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•	Connectivity fees are charged to issuers and acquirers for network access, equipment and the transmission of authorization and settlement messages.

•

Consulting and research fees are primarily generated by MasterCard Advisors, our professional advisory services group. We provide a wide range of consulting and research services associated with our customers’ payment activities and programs. Research includes revenues from subscription-based services, access to research inquiry, and peer networking services generated by our independent financial and payments industry research group. We do not anticipate consulting and research fees becoming a significant percentage of our business.

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

Gross revenues grew 18.6% and 19.7% in the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants which are primarily based on GDV and may also contain fixed components for the issuance of new cards, launch of new programs or consulting services. These pricing arrangements reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our key customers, the growing power of merchants and the impact of restructured pricing. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

The United States remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 50.5% and 51.7% of total revenues in the three and nine months ended September 30, 2007, respectively, compared to 52.5% and 52.6% in the same periods in 2006, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced more growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a faster rate than U.S. revenues in the three and nine months ended September 30, 2007 compared to the same periods in 2006. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In particular, a significant portion of our revenues are dependent on international travel patterns which can vary with the strengthening/weakening of foreign currencies or the impact of specific events such as terrorist attacks. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumers’ confidence in the MasterCard brand.

Results of Operations*

	For the three months ended September 30,		Percent Increase (Decrease)	For the nine months ended September 30,		Percent Increase (Decrease)
	(In millions, except per share, percentages and GDV amounts)
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net operations fees	$792	$661	19.8%	$2,174	$1,768	23.0%
Net assessments	291	241	20.7%	821	719	14.2%

Total revenue, net	1,083	902	20.1%	2,995	2,487	20.4%
General and administrative	433	393	10.2%	1,263	1,106	14.2%
Advertising and market development	264	209	26.4%	711	699	1.7%
Litigation settlements	—	—	—	3	23	(85.4)%
Charitable contributions to the MasterCard Foundation	10	—	* *	10	400	(97.5)%
Depreciation and amortization	22	25	(11.4)%	71	75	(4.7)%

Total operating expenses	730	627	16.3%	2,059	2,303	(10.6)%

Operating income	353	275	28.6%	936	184	410.1%
Total other income (expense), net	129	17	643.6%	268	41	555.7%

Income before income tax expense	482	292	65.1%	1,204	224	436.6%
Income tax expense	168	99	69.4%	423	215	96.5%

Net income	$314	$193	62.9%	$782	$9	* *

Net income per share (basic)[1]	$2.32	$1.42	63.4%	$5.76	$.07	* *
Weighted average shares outstanding (basic)[1]	135	136	(0.2)%	136	135	* *
Net income per share (diluted)[1]	$2.31	$1.42	62.7%	$5.73	$.07	* *
Weighted average shares outstanding (diluted)[1]	136	136	—	137	136	* *
Effective income tax rate	34.8%	33.9%	* *	35.1%	95.9%[2]	* *
Gross dollar volume on a U.S. dollar converted basis (in billions)[3]	$577	$495	16.6%	$1,642	$1,398	17.4%
Processed transactions	4,759	4,200	13.3%	13,559	11,710	15.8%

*	Note that the figures in this table may not sum due to rounding
**	Not meaningful
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

[2]	The 2006 effective tax rates include the impact of a $395 donation of shares of Class A common stock to the MasterCard Foundation, a charitable contribution which is not deductible for tax purposes.
[3]

In the three and nine months ended September 30, 2007, GDV excludes commercial funds transfers in China, which are generally transactions that facilitate the transfer of funds between bank branches, but do not involve traditional cash withdrawals or balance transfers. Data for the comparable period in 2006 has been restated to be consistent with this approach.

Operations Fees

	For the three months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the nine months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percentages)
Authorization, settlement and switch	$356	$304	$52	17.1%	$1,000	$853	$147	17.2%
Currency conversion and cross-border	241	198	43	21.7%	634	442	192	43.4%
Acceptance development fees	70	57	13	22.8%	195	158	37	23.4%
Warning bulletin fees	19	17	2	11.8%	56	52	4	7.7%
Connectivity	26	22	4	18.2%	73	61	12	19.7%
Consulting and research fees	23	18	5	27.8%	59	54	5	9.3%
Other operations fees	144	113	31	27.4%	394	328	66	20.1%

Gross operations fees	879	729	150	20.6%	2,411	1,948	463	23.8%
Rebates	(87)	(68)	(19)	27.9%	(237)	(180)	(57)	31.7%

Net operations fees	$792	$661	$131	19.8%	$2,174	$1,768	$406	23.0%

•

Authorization, settlement and switch revenues primarily increased due to the number of transactions processed through our systems, increasing 13.3% and 15.8% in the three and nine months ended September 30, 2007 from the comparable periods in 2006. The increase in revenue was also attributable to higher utilization and pricing increases for stand-in authorization services of approximately 2.7% and 2.1% for the three and nine months ended September 30, 2007. Stand-in occurs when the issuer’s primary authorization routing options fail and MasterCard approves the requests on behalf of the issuer based on pre-defined issuer parameters. Offsetting the increase in growth for the nine months ended September 30, 2007 was a 1.2% reduction of revenues due to the implementation of price changes in April 2006 to make our pricing compliant with the Single European Payment Area (“SEPA”) initiative. The SEPA price changes are slightly positive on a total gross revenue basis; however, these changes impact individual revenue categories, in particular authorization, settlement and switch, currency conversion and cross-border revenues and assessments.

•

Currency conversion and cross-border revenues increased primarily due to an increase in cross-border volumes of 20.6% and 18.7% in the three and nine months ended September 30, 2007, respectively. In April 2006, we restructured our currency conversion pricing by initiating a charge to our issuers, and, in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increase in the nine months ended September 30, 2007, $31 million was due to the reclassification of certain assessment revenues in Europe to cross-border volume revenue which was recorded in the three months ended March 31, 2007.

•

Acceptance development fees in the three and nine months ended September 30, 2007 increased compared to the same periods in 2006 primarily due to increased volumes. In addition, a new acceptance development fee was implemented in June 2007 which resulted in an increase of 10.5% and 5.7% in the three and nine months ended September 30, 2007 compared to the same periods in 2006.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid account information.

•	Connectivity revenues in the three and nine months ended September 30, 2007 increased compared to the same periods in 2006 due to increased volumes.

•

Consulting and research fees increased in the three and nine months ended September 30, 2007 compared to the same period in 2006. Our business agreements with certain customers may include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements increased slightly in all periods.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. Implementation of a new account enhancement program resulted in an increase in other operations fees of 9.7% and 3.7% for the three and nine months ended September 30, 2007 versus the comparable periods in 2006. In addition, transactions accepted by U.S. acquirers from cardholders with non-U.S. issuers have increased. Therefore the related fee income for the processing of these transactions has also increased. No increase in any other individual revenue component was material.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to new and renewed agreements with our customers and ongoing consolidation of our customers.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the three months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the nine months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
	(In millions, except percentages)
Gross assessments	$525	$455	$70	15.4%	$1,488	$1,310	$178	13.6%
Rebates and incentives	(234)	(214)	(20)	9.3%	(667)	(591)	(76)	12.9%

Net assessments	$291	$241	$50	20.7%	$821	$719	$102	14.2%

GDV growth was 16.6% and 17.4% in the three and nine months ended September 30, 2007, respectively, when measured in on a U.S. dollar converted basis, and 12.8% and 14.1%, respectively, when measured in local currency terms. Assessments were impacted in the nine months ended September 30, 2007 by a reclassification of $31 million from assessments to currency conversion and cross-border revenues, offset by $12 million in pricing increases related to our SEPA pricing changes in the three months ended March 31, 2007. Our gross assessments would have increased 15.0% for the nine months ended September 30, 2007 if these pricing modifications were not made in April 2006.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or consulting services. The components of the business agreements are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives in the three and nine months ended September 30, 2007 increased primarily due to higher GDV and certain other performance metrics achieved by customers and merchants. Non-GDV performance-based incentives vary depending on the agreement terms and the timing of our customer’s performance. Accordingly, our incentives for non-GDV performance metrics, such as the issuance of new cards, the launch of new programs or the execution of marketing programs, impact the relationship between gross assessments and net assessments.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, litigation settlements, charitable contributions and depreciation and amortization expenses. The table below reconciles operating expenses excluding special items to the most directly comparable GAAP measure for the nine months ended September 30, 2007 and 2006, which management believes creates a more meaningful comparison of results between periods. In the three months ended September 30, 2007 and 2006, there were not any non-GAAP adjustments made to operating expenses.

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Actual	Special Items	As Adjusted	Actual	Special Items		As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percentages)
General and Administrative	$1,263	$—	$1,263	$1,106	$—		$1,106	14.2%	14.2%
Advertising and Marketing	711	—	711	699	—		699	1.7%	1.7%
Litigation Settlements	3	3	—	23	23		—	(85.4)%	—
Charitable Contributions	10	—	10	400	395	[a]	5	(97.5)%	100.0%
Depreciation and Amortization	71	—	71	75	—		75	(4.7)%	(4.7)%

Total operating expenses	$2,059	$3	$2,056	$2,303	$418		$1,885	(10.6)%	9.1%

Total operating expenses as a percentage of total net revenues	68.7%		68.6%	92.6%			75.8%

*	Note that the figures in the table above may not sum due to rounding
[a]	Contribution of 13.5 million shares of our Class A common stock to the MasterCard Foundation, a charitable entity which is controlled by directors who are independent of us and our customers.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. Our general and administrative expenses would have been higher by approximately 3.1% and 1.4% in the three and nine months ended September 30, 2007, respectively, if not for lower severance costs than the same periods in 2006 noted below. The major components of general and administrative expenses were as follows:

	For the three months ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the nine months ended September 30,		Dollar Increase	Percent Increase
	2007	2006	2007 vs. 2006	2007 vs. 2006	2007	2006	2007 vs. 2006	2007 vs. 2006
Personnel	$289	$253	$36	14.2%	$823	$714	$109	15.3%
Professional fees	52	52	—	—	158	128	30	23.4%
Telecommunications	19	18	1	5.6%	53	52	1	1.9%
Data processing	16	14	2	14.3%	46	44	2	4.5%
Travel and entertainment	25	22	3	13.6%	81	71	10	14.1%
Other	32	34	(2)	(5.9)%	102	97	5	5.2%

General and administrative expenses	$433	$393	$40	10.2%	$1,263	$1,106	$157	14.2%

•

Personnel expense increased in the three and nine months ended September 30, 2007 primarily due to hiring additional staff and contractors to support our strategic initiatives. In addition, we have increased our accruals for higher performance awards primarily as a result of better than anticipated performance against company objectives. Accordingly, our salaries and benefits costs have increased. Our personnel expense would have been higher by approximately 4.7% and 2.1% in the three and nine months ended September 30, 2007, respectively, if not for lower severance costs than the same periods in 2006. Severance costs in the three and nine months ended September 30, 2006 increased due to an adjustment for updating the assumptions for our actuarial determined severance plan accrual.

•

Professional fees increased in the nine months ended September 30, 2007 primarily due to legal costs to defend our outstanding litigation and outside third party services used for implementing our strategic initiatives.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and, accordingly, have increased with the greater activity in our business and because of the hiring of additional staff noted above.

•	Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses.

Advertising and Market Development

Advertising and market development consists of expenses associated with advertising, marketing, promotions and sponsorships, which promote our brand and assist our customers in achieving their goals by raising consumer awareness and usage of cards carrying our brands. Advertising and market development expenses increased $55 million and $12 million or 26.4% and 1.7% in the three and nine months ended September 30, 2007, respectively, versus the comparable periods in 2006. Our marketing initiatives continue to support our customer-focused strategy. Our approach to marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated package designed to increase MasterCard brand awareness/preference and usage of MasterCard cards.

The increase in advertising and market development costs during the three months ended September 30, 2007 was due to the timing of initiatives compared to the same period in 2006. The timing of certain advertising and market development expenses can vary due to their relationship to specific sponsorships or promotions. In 2007, advertising and marketing costs increased from the first quarter to second quarter and remained relatively constant in the third quarter. However, in the first half of 2006, a significant amount of resources were allocated to support the sponsorship of the 2006 World Cup soccer events, resulting in less spending in the third quarter of 2006. During the nine months ended September 30, 2007, we reached an agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. We will continue to invest in marketing programs at the regional and local levels.

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

•

Investment income increased $112 million and $135 million in the three and nine months ended September 30, 2007. These increases are primarily due to gains realized in the sale of 25% of our investment in Redecard S.A. in the Brazilian market during the three months ended September 30, 2007. See Note 18 to the Consolidated Financial Statements included in Item 1.

•

Interest expense remained the same in the three months ended September 30, 2007 and decreased $2 million in the nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in the nine months ended September 30, 2007 primarily relates to reduced interest reserve requirements for our tax reserves.

•

Other income, net decreased $1 million in the three months ended September 30, 2007 and increased $91 million in the nine months ended September 30, 2007 from the comparable periods in 2006. The increase in the nine months ended September 30, 2007 is primarily due to a settlement agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. The organization which operates the World Cup soccer events agreed to pay us $90 million to resolve all disputes, of which $87.5 million was paid in the second quarter of 2007 and $2.5 million was paid in the third quarter of 2007. See Note 17 to the Consolidated Financial Statements included in Item 1.

Income Taxes

Our effective income tax rate was 34.8% and 33.9% for the three months ended September 30, 2007 and 2006, respectively, and 35.1% and 95.9% for the nine months ended September 30, 2007, and 2006, respectively. For the nine months ended September 30, 2006, our effective income tax rate included the impact of the $395 million charitable contribution of shares of Class A common stock to the Foundation. This contribution was recorded as an expense in the consolidated statement of operations; however it is not deductible for tax purposes. This resulted in a significant impact on our effective tax rate for the nine months ended September 30, 2006 as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
Nine months ended September 30, 2006:
Income before income taxes	$224	95.9%	$395	$619	34.6%
Income tax expense[1]	215			214

Net Income	$9			$405

[1]	Income tax expense has been calculated with and without the impact of the stock donation to the Foundation.

For the three months ended September 30, 2007 and 2006, the change in the effective income tax rate primarily relates to a net increase for the accrual of income tax liabilities for uncertain tax positions, as required under the recently adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board (“FASB”) Statement 109” (“FIN 48”). For the nine months ended September 30, 2007 and 2006, apart from the contribution of Class A common stock to the Foundation, the change in the effective income tax rate primarily relates to the effect of a New York state tax law change and a net increase in the accrual of income tax liabilities for uncertain tax positions. The New York state tax law change resulted in a reduction in the Company’s state income tax rate. See Note 13 to the Consolidated Financial Statements included in Item 1.

Liquidity

We use our capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions, to repurchase our Class A common stock and to service the payments of principal and interest on our outstanding debt and our obligations under the U.S. merchant lawsuit settlement. At September 30, 2007 and December 31, 2006, we had $3.3 billion and $2.5 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. Available-for-sale securities increased primarily due to transferring our investment in Redecard S.A. from a cost investment to available-for-sale security in the third quarter of 2007. See Note 18 to the Consolidated Financial Statements included in Item 1. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs through 2008. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for these and other risks facing our business. See also Note 14 to the Consolidated Financial Statements included in Item 1.

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006	2007 vs. 2006
	(In millions, except percentages)
Cash flow data:
Net cash provided by operating activities	$718	$447	60.6%
Net cash provided by (used in) investing activities	76	(240)	131.7%
Net cash (used in) provided by financing activities	(322)	650	(149.6)%

	September 30, 2007	December 31, 2006	Percent Increase (Decrease) 2007 vs. 2006
Balance sheet data:
Current assets	$4,481	$3,577	25.3%
Current liabilities	1,997	1,812	10.2%
Long-term liabilities	961	902	6.5%
Equity	3,173	2,364	34.2%

Net cash provided by operating activities in the nine months ended September 30, 2007 was $718 million compared to $447 million in the nine months ended September 30, 2006. The increase in cash from operations was principally due to our stronger operating performance and $90 million paid by the organization that operates the World Cup soccer events pursuant to a settlement agreement. See “–Other Income (Expense)”.

Net cash provided by investing activities in the nine months ended September 30, 2007 primarily relates to net sales of available-for-sale-securities, including the sale of 25% of our Redecard S.A. shares. We are in the process of evaluating our investment strategy for the remaining 75% of our shares in Redecard S.A. Cash provided by investing activities was offset by cash used for investments in leasehold and building improvements to support increased workforce, data center equipment and capitalized software to support increased functionality. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives.

Cash used in financing activities in the nine months ended September 30, 2007 primarily relates to the repurchase of $277 million of our Class A common stock through a repurchase plan. In addition, we paid $54 million in dividends to our shareholders during the nine months ended September 30, 2007. See Note 11 to the Consolidated Financial Statements included in Item 1. In 2006, approximately $2.5 billion in proceeds were received from the sale of Class A common stock to investors in our initial public offering (including the proceeds received pursuant to the underwriters’ option to purchase additional shares), offset by $1.8 billion of cash used for the redemption of Class B common stock.

Subsequent to September 30, 2007, the Company repurchased an additional $223 million of our Class A common stock through a repurchase plan, completing the initial $500 million repurchase plan. In October, our Board of Directors amended the share repurchase plan to authorize the Company to repurchase an incremental $750 million (aggregate for the entire repurchase program of $1.25 billion) of its Class A common stock in open market transactions through June 30, 2008.

On April 27, 2007, the Company extended its committed unsecured $2.5 billion revolving credit facility (the “Credit Facility”) for one year. The new expiration date of the Credit Facility is April 27, 2010. All remaining terms of the Credit Facility are unchanged. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2007. There were no borrowings under the Credit Facility at September 30, 2007 or December 31, 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

On September 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on November 9, 2007 to holders of record on October 19, 2007 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend is $20 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Future Obligations

The following table summarizes as of September 30, 2007, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2007	2008 - 2009	2010 - 2011	2012 and thereafter
	(In millions)
Capital leases[1]	$57	$3	$12	$4	$39
Operating leases[2]	115	11	62	17	25
Sponsorship, licensing & other[3]	670	216	330	96	28
Litigation settlements[4]	607	107	200	200	100
Debt[5]	235	3	232	—	—

Total	$1,684	$340	$836	$317	$192

*	Note that the figures in the table above may not sum due to rounding
[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. The table above has been adjusted since December 31, 2006 to remove the commitment of $180 million for the sponsorship of the World Cup soccer events (see Item 1, Note 17 to the Consolidated Financial Statements for additional information). In addition, amounts in accordance with leases for computer hardware, software licenses and other service agreements have been included. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $426 million as of September 30, 2007 related to customer and merchant incentive agreements.

[4]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[5]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at September 30, 2007 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

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

MasterCard has exposure to market risk or the potential for economic losses on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Audit Committee, governing our funding, investments, and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There has been an increase in foreign currency exchange rate and equity price risk associated with our investment in Redecard S.A. at September 30, 2007 as compared to December 31, 2006. See Note 18 to the Consolidated Financial Statements included in Item 1.

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

Other Financial Information

With respect to the unaudited consolidated financial statements of MasterCard Incorporated and its subsidiaries for the three and nine months ended September 30, 2007 and 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 31, 2007 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial statements because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and nine month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for each of the nine month periods ended September 30, 2007 and 2006, and the consolidated statement of changes in stockholders’ equity for the nine month period ended September 30, 2007. These consolidated interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

New York, New York

October 31, 2007

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Class M common stock

On October 25, 2007, the Company, in the ordinary course of its business, issued 41 shares of its Class M common stock to new principal members of MasterCard International Incorporated (“MasterCard International”), its principal operating subsidiary, pursuant to the amended and restated Certificate of Incorporation of the Company (the “Charter”). In the aggregate, these issuances were more than one percent of the Class M shares outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International.

The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Share Repurchase

On April 10, 2007, the Board of Directors authorized the repurchase of up to $500 million of Class A common stock in 2007 (the “Repurchase Program”). During the third quarter of 2007, MasterCard repurchased a total of approximately 2 million shares for an aggregate of $277 million at an average price of $138.15 per share of Class A common stock. The Company’s activity consisted of open market share repurchases during the third quarter of 2007 and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31	—	—	—	$500,000,000
August 1 – 31	932,100	$134.10	932,100	$375,006,215
September 1 – 30	1,074,200	$141.66	1,074,200	$222,835,607

Total	2,006,300	$138.15	2,006,300

Subsequent to September 30, 2007, the Company repurchased an additional 1.4 million shares of its Class A common stock at a cost of $223 million, completing the initial $500 million repurchase plan. On October 29, 2007, the Company’s Board of Directors amended the share repurchase plan to authorize the Company to repurchase an incremental $750 million (an aggregate for the entire repurchase program of $1.25 billion) of its Class A common stock in open market transactions through June 30, 2008.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2007	MASTERCARD INCORPORATED
(Registrant)

Date: October 31, 2007	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2007	By:	/s/ CHRIS A. MCWILTON
Chris A. McWilton
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2007	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	MasterCard International Senior Executive Annual Incentive Compensation Plan, Amended and Restated Effective October 3, 2007

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chris A. McWilton, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.