Form 10-K
period 2007-12-31
MASTERCARD INC
filed 2008-02-21
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32877

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Purchase Street, Purchase, New York	10577
(Address of Registrant’s principal executive offices)	(zip code)

Registrant’s telephone number, including area code (914) 249-2000

Securities registered pursuant to Section 12(b):

Title of each Class	Name of each exchange on which registered
Class A common stock, par value $.0001 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer   ☑                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13.2 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share, or the registrant’s Class M common stock, par value $.0001 per share.

As of February 19, 2008, there were 87,180,453 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 43,948,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,682 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2008 are incorporated herein by reference to Part III hereof.

MASTERCARD INCORPORATED

FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment opportunities throughout the world, increasing its volume of business with customers over time, seeking to enhance its position in online debit transaction processing through a series of initiatives and maintaining a strong business presence in Europe as well as effectively positioning the business as the SEPA initiative creates a more integrated payment market in Europe. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors in Item 1A—Risk Factors of this report.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Item 1.    Business

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of over 25,000 financial institutions that are our customers. Through our three-tiered business model as franchisor, processor and advisor, we develop and market payment solutions, process payment transactions, and provide consulting and information services to our customers and merchants. We manage a family of well-known, widely accepted payment card brands, including MasterCard® , MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card system. We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by assessing our customers based primarily on the dollar volume of activity on the cards that carry our brands (assessments).

A typical transaction processed over our system involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder’s bank) and the acquirer (the merchant’s bank). Consequently, the payment system we operate is often referred to as a “four-party” payment system. Our customers are the financial institutions that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient, quick and secure payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customer financial institutions to ensure the integrity of our payment system. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has experienced significant growth. Gross dollar volume (“GDV”) on cards carrying the MasterCard brand as reported by our customers was approximately $2.3 trillion in 2007, an 18.4% increase in U.S. dollar terms and a 14.4% increase in local currency terms over the GDV reported in 2006. In 2007, we processed 18.7 billion transactions, a 16.2% increase over the number of transactions processed in 2006.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as cards, creates significant opportunities for the continued growth of our business. Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments, and debit), enhancing our merchant relationships, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with customers over time, and in support of this strategy, we continue to ensure our resources are appropriately aligned with our corporate strategy and we continue to develop additional sales and other support personnel.

We operate in a dynamic and rapidly evolving legal and regulatory environment. In recent years, we have faced heightened regulatory scrutiny, particularly with respect to interchange fees and other legal challenges. Interchange fees, which represent a sharing of payment system costs among acquirers and issuers, have been the subject of increased regulatory scrutiny and litigation as card-based forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers entitled to receive them, we do not earn revenues for interchange fees. However, if issuers were unable to collect interchange fees or were to receive reduced interchange fees, we may experience a reduction in the number of financial institutions willing to participate in a four-party payment card system such as ours and/or a reduction in the rate of number of cards issued, as well as lower overall transaction volumes. Proprietary end-to-end networks or other forms of payment may also become more attractive. Issuers might also decide to charge higher fees to cardholders, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. In addition to those challenges relating to interchange fees, we are also exposed to a variety of significant lawsuits and regulatory actions, including federal antitrust claims, and claims under state unfair competition statutes. See “Risk Factors—Legal and Regulatory Risks” in Item 1A of this Report.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation that was formed in November 1966. Our financial institution customers are generally principal members of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated, which we refer to as the “ownership and governance transactions”, and which included the appointment of a new Board of Directors comprised of a majority of directors who are independent from our financial institution customers and the establishment of a charitable foundation incorporated in Canada, The MasterCard Foundation (the “Foundation”). Part of the ownership and governance transactions included an initial public offering of a new class of common stock (the “IPO”) in May 2006. Prior to our change in governance and ownership structure, the common stock of MasterCard Incorporated was owned by principal members of MasterCard International. For more information about our capital structure, voting rights of our common stock, repurchases of our Class A common stock and conversions of shares of our Class B common stock into shares of our voting Class A common stock, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Report.

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

The primary general purpose card brands include MasterCard, Maestro, Visa®, American Express®, JCB®, Diners Club® and Discover®. Historically, these brands—including MasterCard—were principally associated with “pay later” (credit or charge) cards in the United States and other major international markets. Today, MasterCard (and Visa) cards may be issued in any of the “pay later,” “pay now” or “pay before” categories.

“Pay Now” cards may be further categorized into several sub-segments:

•

Signature-based debit cards are cards where the primary means of cardholder validation at the point of sale (“POS”) is for the cardholder to sign a sales receipt. MasterCard and Visa-branded cards constitute the majority of signature-based debit cards.

•

PIN-based debit cards are cards in connection with which cardholders generally enter a personal identification number (“PIN”) at a POS terminal for validation. PIN-based debit card brands include our Maestro brand and Visa’s Electron® and Interlink® brands. The MasterCard brand also functions as a PIN-based debit brand in the United States.

•

Cash access cards, such as our Cirrus-branded cards, are cards which permit cardholders to obtain cash principally at ATMs by entering a PIN. In addition to Cirrus, the primary global cash access card brand is Visa’s Plus® brand.

Regional and domestic/local PIN-based debit brands are the primary brands in many countries. In these markets, issuers have historically relied on the Maestro and Cirrus brands (and other brands) to enable cross-border transactions, which typically constitute a small portion of the overall number of transactions.

In addition to general purpose cards, private label cards comprise a significant portion of all card-based forms of payment. Typically, private label cards are issued by a merchant (such as a department store or gasoline retailer) and can be used only at the issuing merchant’s locations.

Payment Services

We provide transaction processing and other payment-related services to our customers. In connection with these services, we deploy dedicated customer relationship management teams to our customers to provide them with customized solutions built upon our expertise in payment programs, marketing, product development, technology, processing and consulting and information services.

We generate revenues from the fees we charge our customers for providing transaction processing and other payment-related services. These fees are typically transaction-based and include fees for authorization, clearing and settlement. We also earn revenues by charging our customers assessments based on the GDV of activity on the cards that carry our brands. Accordingly, our revenues are impacted by the number of transactions that we process and by the use of cards carrying our brands. The table below provides some information regarding GDV, which is one of the key drivers of our revenues.

Gross Dollar Volume ( GDV)

The MasterCard-branded GDV table below provides information regarding the GDV for all MasterCard-branded cards (excluding Cirrus and Maestro) and for both MasterCard credit and charge card programs and MasterCard debit programs in the United States and in all of our regions other than the United States for the years ended December 31, 2007 and 2006. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

MasterCard Branded GDV(1)

($ in billions)

		Year-over-Year Growth
	Year Ended December 31, 2007	U.S. $	Local Currency(2)	Year Ended December 31, 2006
All MasterCard Branded Programs
Asia/Pacific	$308	22.0%	17.1%	$252
Canada	91	22.3	15.0	75
Europe	659	26.7	16.2	520
Latin America	158	25.4	21.8	126
South Asia/Middle East Africa	43	40.1	39.2	31
United States	1,017	10.7	10.7	919
Worldwide	2,276	18.4	14.4	1,922

All MasterCard Credit and Charge Programs
United States	$645	5.8%	5.8%	$610
Worldwide less United States	1,003	25.3	17.3	800
Worldwide	1,648	16.9	12.5	1,410

All MasterCard Debit Programs
United States	$372	20.3%	20.3%	$309
Worldwide less United States	256	25.9	18.8	203
Worldwide	628	22.5	19.7	512

(1)	GDV generated by Maestro and Cirrus cards are not included. The data set forth for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard’s customers subsequent to the date of its release, which revisions and amendments may be material.
(2)	Local currency growth eliminates the impact of currency fluctuations and represents local market performance.

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

In a typical transaction, a cardholder (A) purchases goods or services from a merchant (B) using a card. After the transaction is authorized by the issuer (D) using our network, the acquirer (C) pays the amount of the purchase, net of a discount, to the merchant. This discount, which we refer to as the merchant discount, takes into consideration the amount of the interchange fee described below. The issuer pays the acquirer an amount equal to the value of the transaction minus any interchange fee and posts the transaction to the cardholder’s account. Our rules generally guarantee the payment of transactions using MasterCard-branded cards and certain transactions using Cirrus- and Maestro-branded cards between issuers and acquirers.

In this four-party payment system, the economics of a card transaction to MasterCard vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash withdrawal, and whether the transaction is processed over our network or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

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

Interchange fees represent a sharing of a portion of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are collected from acquirers and passed to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers. We establish default interchange fees that apply when there are no other interchange fee arrangements in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process; however, we do not earn revenues from them. As noted above, interchange fees are a significant component of the costs that merchants pay to accept payment cards and are currently subject to regulatory or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Item 1A of this Report.

MasterCard Revenue Sources.    MasterCard generates revenues by charging transaction processing and related fees and GDV-based and card-based assessments to both issuers and acquirers. The allocation of our revenues between operations fees and assessments and among issuers and acquirers varies across our regions. Issuers typically pay operations fees and assessments. Acquirers principally pay assessments on GDV, as well as certain operations fees. On an aggregate basis, we earned approximately 73.8% of our net revenues in connection with operations fees and approximately 26.2% of our net revenues in connection with assessments in 2007. In 2006, on an aggregate basis, we earned approximately 73.1% of our net revenues in connection with operations fees and approximately 26.9% of our net revenues in connection with assessments. Operations fees are typically transaction-based and include authorization, settlement and switch fees, cross-border and currency conversion fees, and other operations fees, such as acceptance development fees, cardholder services, compliance and penalty fees, holograms, and user-pay fees for a variety of account and transaction enhancement services and manuals and publications. Rebates and incentives, which are paid to customers and merchants to encourage issuance and acceptance of our cards, are recorded as contra-revenues in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in Item 7 of this Report.

Generally, we process the majority of MasterCard-branded domestic transactions in the United States, the United Kingdom, Canada, Brazil and Australia. We process substantially all cross-border transactions with MasterCard, Maestro and Cirrus-branded cards. We charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions and earn cross-border revenues as well as currency conversion revenues if the transactions require conversion between two different currencies. Operations fees for offline debit transactions, which are generally signature-based debit transactions, are priced similar to credit transactions. Operations fees for processing domestic online debit transactions are priced in a similar manner as domestic offline debit and credit transactions, while cross-border offline debit and credit transactions are priced higher than cross-border online debit transactions.

Assessments are primarily based on a customer’s GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV and by region. Most of our assessment rates for issuers are tiered and rates decrease when a customer meets incremental volume hurdles. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit transactions are assessed at higher rates than online debit transactions. In addition, we may from time to time introduce assessments for specific purposes such as market development programs.

We generate a significant amount of revenue from processing cross-border transactions and from currency conversion. On a global scale, we have the ability to process transactions denominated in more than 160 currencies. For example, we may process a transaction in a merchant’s local currency; however the charge for the transaction would appear on the cardholder’s statement in the cardholder’s home currency. MasterCard generally uses a wholesale rate increased by a certain percentage, or a government-mandated rate, to convert transactions in other currencies into U.S. dollars. Revenues from processing cross-border and currency conversion transactions fluctuate with cross-border travel. See “Risk Factors—Business Risks— A significant portion of the revenue we earn outside the United States is generated from cross-border transactions, and a decline in cross-border business and leisure travel could adversely affect our revenues and profitability” in Item 1A of this Report.

Authorization, Clearing and Settlement.    We facilitate the authorization, clearing and settlement of the transactions described above and similar transactions through our proprietary, worldwide computer and telecommunications network.

Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. MasterCard’s network provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. Our authorization network provides an intelligent system architecture that combines both centralized and peer-to-peer distributed transaction processing. This infrastructure is designed to automatically adapt to the individual needs of each transaction, blending the speed and redundancy of peer-to-peer networking with the real-time availability of value-added services provided from a central site. We believe our system is unique, providing distinct advantages over networks deployed by our competitors and enabling us to provide our customers around the world with quality scalable processing that is consistently reliable, secure and available. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. MasterCard clears transactions among customers through our central and regional processing systems.

Once transactions have been authorized and cleared, MasterCard provides services in connection with the settlement of the transactions—that is, the exchange of funds along with associated fees. Settlement is provided through our Settlement Account Management system. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank chosen by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in a limited number of other currencies in accordance with our established rules.

Credit and Offline Debit Transaction Processing.    Our transaction processing services are managed principally through our Global Technology and Operations center in O’Fallon, Missouri, a state-of-the-art worldwide network control facility with more than 52,000 square feet of white computer room environment. Our core processing systems are large and highly scalable. We typically operate at about 80% capacity during peak periods, and we can substantially scale this capacity upon demand. MasterCard processes transactions in more than 160 currencies from approximately 210 countries and territories.

Credit and offline debit transactions using MasterCard-branded cards are generally cleared through our centralized processing system, known as the Global Clearing Management System (“GCMS”), and the related information is typically routed among customers via our data transport network, which we refer to as Banknet®. Both GCMS and Banknet have benefited from significant investments made during a five-year, $160 million system enhancement strategy, completed in 2003, as well as from ongoing investments. Since 1997, our virtual private network has significantly reduced transaction processing times and enhanced data security for our customers. In our systems, transactions benefit from our ability to combine both centralized and peer-to-peer distributed transaction processing. This infrastructure is designed to automatically adapt to the individual needs of each transaction, blending the speed and redundancy of peer-to-peer networking with the real-time availability of value-added services provided from a central site. This system enables us to provide our customers around the world with quality scalable processing that is consistently reliable, secure and available.

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

Our transaction processing services are available 24 hours per day, every day of the year. In the event that our main processing facility in O’Fallon, Missouri, becomes disabled, we have a co-processing facility in Kansas

City, Missouri. Our transaction processing systems have redundant power supplies and back-up processes to ensure continued operation in the event of a service disruption. We have consistently maintained core systems availability for our global processing systems in excess of 99%.

Online Debit Transaction Processing.    We also operate the MasterCard Debit Switch (the “MDS”), which principally supports the processing of online debit transactions. The MDS switches financial messages, provides transaction and statistical reporting, and performs clearing and settlement between customers and other debit transaction processing networks. In addition to continued investment in the MDS, MasterCard seeks to enhance its position in online debit transaction processing through a series of initiatives. Since 2004, MasterCard has worked with issuers and acquirers to increase the routing priority of our systems for the processing of PIN point-of-sale transactions, and has begun to establish direct processing connections to major U.S. merchants. We continue to develop opportunities to further enhance our debit processing capabilities.

Regional Transaction Processing.    We provide transaction processing (authorization, clearing and settlement) services for customers in our Europe region through our subsidiary, MasterCard Europe sprl (“MasterCard Europe”). These services allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe. Recently, we substantially completed a multi-year technical convergence project to integrate our European systems into our global processing systems. In Australia, we operate for the Asia/Pacific region a processing facility that manages a majority of MasterCard-branded transaction volumes for Australia and New Zealand.

Outside of the United States and a select number of other jurisdictions, most intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of our central processing systems. We do not earn transaction processing fees for such activity. Accordingly, we derive a significant portion of our non-U.S. revenues from processing cross-border transactions. As part of our strategy, we are developing and promoting for our customers domestic processing solutions that are designed to capitalize on our significant investments in our global and regional processing systems.

Customer Relationship Management

We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to take advantage of our expertise in payment programs, marketing, product development, technology, processing and consulting and information services. We have implemented an internal process to manage our relationships with our customers on a global and regional basis to ensure that their priorities are consistently identified and incorporated into our project, brand, processing, technology and related strategies. To achieve this, we undertake an on-going integrated customer planning process with customers. Through this process we provide strategic insights based on customer needs and, by effectively creating tailored solutions, we seek to capture incremental business opportunities with our customers.

We also seek to enter into business agreements pursuant to which we offer to customers financial incentives and other support benefits to issue and promote our cards. Such support may consist of a reduction in volume-based fees for certain customers based on the achievement of GDV targets or other performance metrics. We believe that our business agreements with customers have contributed to our strong volume and revenue growth in recent years.

The pricing terms and duration of the agreements with our customers vary significantly. Most of our customer relationships are not exclusive, and may be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” and “—Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a material adverse impact on our business” in Item 1A of this Report. In addition to our customer agreements, we have standard licensing arrangements with all of our customers that permit them to use our trademarks and subject them to the rules governing our payment programs. Those customers with which we do not have customized agreements are generally subject to our standard pricing arrangements.

MasterCard Programs

MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers, the cardholders. Our principal payment programs, which are facilitated through our brands, include consumer credit and debit programs, commercial payment solutions and stored value programs. Our issuer customers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and marketing strategy—in order to ensure consistency in connection with these programs.

Consumer Programs—Credit and Charge

Overview.    MasterCard offers a number of consumer credit and charge (“pay later”) programs that are designed to meet the needs of our customers. For the year ended December 31, 2007, our consumer credit and charge programs generated approximately $1.4 trillion in GDV globally, representing 63.5% of our total GDV for the year ended December 31, 2007. As of December 31, 2007, the MasterCard brand mark appeared on approximately 703 million consumer credit and charge cards worldwide, representing 12.4% growth from December 31, 2006.

United States.    We offer customized programs to address specific consumer segments. Our consumer credit programs include Standard, Gold, Platinum, World and World Elite MasterCard™ cards. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard cards are offered with still higher credit lines or spending limits and also provide a full range of card enhancement services, such as loyalty reward programs. World MasterCard® cards are offered to affluent consumers and have no preset spending limit and the option to revolve a designated portion of the charges made. In 2006, MasterCard launched the World Elite MasterCard card, a card platform for high-income, high net worth consumers that offers a mix of travel benefits, rewards and global acceptance, including personalized travel agency benefits.

International.    In addition to programs offered in the United States, MasterCard offers a variety of consumer card programs in selected markets throughout the world. For example, MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. The MasterCard Unembossed program encourages merchants to submit transactions electronically for authorization while providing cardholders with a global acceptance network. MasterCard offers affluent consumers outside of the United States cards, such as the MasterCard Black™ card in Latin America, World and World Signia MasterCard® in Europe and World and Titanium MasterCard™ in Asia/Pacific, Middle East and Africa. MasterCard has created innovative, alternate card forms to help our customers differentiate their programs.

General Services.    The services provided in connection with all MasterCard credit cards and for which we charge issuers include lost/stolen card reporting, emergency card replacement and emergency cash advance. Optional services, such as emergency travel assistance, are also available to holders of many MasterCard cards. These services are generally arranged by MasterCard and are provided through third-party service providers, including licensed insurance companies retained by MasterCard to provide insurance services.

Consumer Programs—Deposit Access

Overview.    MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in checking, demand deposit and other accounts. Our deposit access (“pay now”) programs may be branded with the MasterCard, Maestro and/or Cirrus logo types, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard- and Maestro-branded debit cards may be used to make purchases at the point of sale. As with our consumer credit programs, we support debit Gold MasterCard® programs and debit Platinum MasterCard® programs that issuers can offer as premium services to cardholders. Issuers may also provide enhancement services and loyalty rewards programs in connection with debit cards carrying our brands.

MasterCard-branded Debit Card Programs.    We offer MasterCard-branded debit card programs in the United States and other countries and we continue to explore opportunities to further enhance our debit processing capabilities.

As a result of the settlement agreement in the U.S. merchant lawsuit in 2003, MasterCard has taken a number of actions to modify its MasterCard-branded debit card programs in the United States. Among other actions, MasterCard has adopted rules that allow merchants to reject MasterCard-branded debit cards issued in the United States, while still accepting other MasterCard-branded cards, and vice versa. However, U.S. merchants who choose to accept MasterCard-branded debit cards must accept all MasterCard-branded debit cards.

Maestro.    Maestro is our global online debit program. Based on information from our customers, we estimate that, at December 31, 2007, the Maestro brand mark appeared on approximately 653 million cards worldwide, representing 5.1% growth from December 31, 2006. Based on the same information, we also believe that Maestro was accepted for purchases at more than 10 million merchant locations globally as of December 31, 2007. We believe that our Maestro brand has a leading position among online debit brands in many markets throughout the world, particularly in Europe. We believe that the strong presence of Maestro in Europe will position us well as the Single European Payment Area (“SEPA”) initiative creates a more integrated payment market in Europe. We believe that the global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers. Maestro cards are issued, and transactions on those cards are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to transactions on MasterCard credit and offline debit cards.

MasterCard Global ATM Network.    Any debit, credit or ATM accessible prepaid card bearing the MasterCard, Maestro or Cirrus logos had access to cash and account information at approximately 1.3 million participating ATMs around the world as of December 31, 2007, making the MasterCard Global ATM Network one of the largest ATM networks in the world. The MasterCard Global ATM Network provides domestic (in-country) and international (global cross-border) access to cards allowing for varied types of transactions including cash withdrawal (deposit accounts), cash advance (credit accounts), cash drawdown (prepaid accounts), balance inquiries, account transfers, deposits and purchases from ATMs in the network. The MasterCard ATM locator can be utilized to find any MasterCard Global ATM Network location globally through multiple channels including on-line at MasterCard.com, mobile phones, as well as automated call centers.

Commercial Payment Solutions

MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2007, our commercial credit and charge programs generated approximately $203 billion in GDV globally, representing approximately 9% of our total GDV for this period. GDV from commercial credit and charge programs grew globally by 25.5%, on a U.S. dollar basis and 22.0% on a local currency basis, for the year ended December 31, 2007, compared to the same period in 2006.

We offer various corporate payment products, including corporate cards, corporate premium cards, corporate purchasing cards and fleet cards that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. The MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs—travel, purchasing and fleet—into a single card or account, thereby reducing the costs of managing multiple card programs. Our Multinational Corporate Program allows issuers to manage and consolidate these corporate card programs for multinational organizations that require commercial cards in more than one country. We also offer public sector entities a variety of payment programs that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard®, the Debit MasterCard BusinessCard®, the World MasterCard™ for Business and the World Elite™ for Business are targeted at the small-business segment, offering business owners the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses.

MasterCard also has developed programs that offer benefits to organizations ranging from small businesses to large corporations by integrating payment transaction data into financial systems. Such programs, which aim to facilitate paperless end-to-end corporate purchasing for businesses, include the MasterCard Payment Gateway™ (processing payments between buyers, sellers and financial institutions), MasterCard ExpenSys® (expense reporting) and MasterCard Smart Data (management reporting), as well as tools to facilitate integration into enterprise planning systems (ERPs).

Prepaid Programs

Prepaid (“pay before”) programs involve a balance account that is funded with monetary value prior to use. Holders access funds in the account via a traditional magnetic stripe or chip-enabled payment card.

MasterCard customers may implement prepaid payment programs using any of the MasterCard family of brands (MasterCard, MasterCard Electronic, Maestro or Cirrus). MasterCard provides processing services, including authorization, clearing and settlement, in support of either magnetic stripe or chip-enabled prepaid card programs. Prepaid card programs can be customized to meet the needs of unique corporate and consumer segments and can be issued in connection with various programs such as gift, employee benefit, general purpose, payroll, travel, incentive and government disbursement programs.

Contactless Payment Solutions

MasterCard PayPass® is a “contactless” payment solution that enables consumers simply to tap or wave their payment card or other payment device, such as a phone, key fob or wristband, on a specially equipped terminal. PayPass utilizes radio frequency technology to securely transmit payment details wirelessly to the payment card terminals for processing through our network. Our PayPass program targets purchases of $25 and under and is designed to help our customers further expand their businesses by capturing a portion of transactions that were previously cash-based, resulting in increased card activity. PayPass also reduces transaction times, which appeals to merchants in fast through-put businesses and allows us to expand the number of locations that accept our cards. PayPass programs included customers and merchants in 22 countries as of December 31, 2007, including, but not limited to, Australia, Canada, China, Japan, Malaysia, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and the United States.

As of December 31, 2007, more than 23 million PayPass cards and devices were issued globally with acceptance at more than 95,000 merchant locations worldwide.

MasterCard Advisors

Our MasterCard Advisors group serves to help differentiate ourselves from our competitors by providing our customers and other clients with a wide range of consulting, payments outsourcing and information services designed to improve the performance of their payments businesses. Services include strategic planning, information and analytics, marketing management, and risk and operations management advice. In 2007, MasterCard Advisors initiated a series of research reports covering topics such as cardholder satisfaction and loyalty based on analysis of surveys of 50,000 U.S. consumers. In addition, MasterCard Advisors produces SpendingPulse®, a subscription-based consumer spending report based on aggregate sales activity in the MasterCard payments network coupled with estimates for all other payment forms such as cash and checks. In 2007, SpendingPulse was expanded to include reporting of U.S. gasoline demand and U.K. retail spending. MasterCard Advisors charges our customers and other entities fees for its professional services or may offer these services as an incentive under business agreements with certain customers.

Emerging Technologies

MasterCard contributes to innovation in the payments industry through several initiatives, including developments in the areas of electronic commerce, smart cards, mobile commerce, wireless and emerging technologies. MasterCard encourages new initiatives in the area of electronic commerce by researching and developing a range of technologies designed to offer business opportunities to MasterCard and our customers. MasterCard manages smart card development by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to provide value-added services to the cardholder. As of December 31, 2007, approximately 310 million chip-enabled payment cards bearing our brands had been issued worldwide. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including a smart cards standards organization with other participants in the industry that maintains standards and specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard also encourages new initiatives in the area of mobile commerce and wireless payment development such as contactless payment solutions by working with customers and leading technology companies. Finally, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point-of-interaction devices.

Marketing

We manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs and sponsorship initiatives. In 2006, we adopted a new corporate brand to reflect our three-tiered business model as franchisor, processor and advisor and a new corporate vision statement, The Heart of Commerce™, to represent our strategic vision of advancing commerce globally. Our marketing activities combine advertising, sponsorships, promotions, customer marketing, interactive media and public relations as part of an integrated program designed to increase consumer awareness of MasterCard and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our initiatives are designed to build the value of the MasterCard brand.

Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign has run in 51 languages in 110 countries. The “Priceless” campaign promotes MasterCard acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. In order to promote usage of our cards, we sponsor frequent promotions on a regional and national basis, often in conjunction with merchants or our customers. To engage consumers directly and advance our presence in new digital media, we launched Priceless.com in the United States in 2006, and are in the process of rolling out the website in key markets. Priceless.com allows consumers to participate in brand programs, promotions and merchant offers, and provides relevant content on MasterCard cards and services.

We also seek to drive business for our customers by sponsoring a variety of sporting and entertainment properties. In particular, MasterCard has a significant presence in sports, which we believe has broad appeal among consumers. We have worldwide partnerships with well-regarded golf events such as the Senior British Open, Arnold Palmer Invitational and both the PGA TOUR and European Tour, which are intended to help create business building opportunities among a more affluent demographic. We have a long-standing relationship with international soccer and have continued this relationship by sponsoring leading events, including the Union of European Football Associations (“UEFA”) European Championship and the UEFA Champions League in Europe, as well as the South American Qualifiers. MasterCard is also the exclusive payments sponsor to Major League Baseball and the majority of its professional teams. We also sponsor the majority of individual National Football League teams. In professional tennis, MasterCard made its debut in 2008 as a sponsor of the Australian Open, one of the four Grand Slam tournaments.

We seek to sponsor diverse events aimed at multiple target audiences, including a relatively new sponsorship platform in fashion, originally launched in our Asia Pacific region, with the intention of raising our brand awareness with affluent consumers. We also target a broad audience by providing access to music artists and live performances through well-known entertainment properties such as Jazz at Lincoln Center in New York, Soundstage and the Brit Awards.

Acceptance Initiatives

We estimate that, as of December 31, 2007, cards carrying the MasterCard brand were accepted at more than 25 million acceptance locations, including 1.8 million ATMs and other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent market analysts in Canada and the United States. Cards bearing the Maestro brand mark are accepted at many of these same locations.

Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. Large merchants are supporting many of the legal and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk Factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Item 1A of this Report. We may be required to increase the amount and scope of incentives that we provide to merchants to encourage the acceptance and usage of our cards, which may adversely affect our business. Nevertheless, we believe many opportunities exist to enhance our relationships with merchants and to continue to expand acceptance of our cards. For example, in 2004 we made available directly to merchants our rules that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. In 2006, we published the interchange rates applicable to merchants in the United States and in 2007 we introduced a cap on interchange fees on fuel purchases at petroleum retailers. As an additional example, we have an advisory group which brings together merchants, acquirers, issuers and processors twice a year to examine the evolution of payments and innovation, and to seek to enhance the experience for merchants and consumers, at the point of interaction for a retail sales transaction. Furthermore, we also hold meetings with merchant advisory groups that have been established in key global markets including the United States, Canada and Australia, and we continue to strengthen our acquirer and merchant sales teams around the world.

We seek to maintain unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the categories of merchants that accept cards carrying our brands. We are focused on expanding acceptance in electronic and mobile commerce environments, in fast throughput businesses, such as fast food restaurants, in transportation and in public sector payments, such as those involving taxes, fees, fines and tolls, among other categories. Second, we seek to increase the number of payment channels in which MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with bill payment applications. We are working with customers to encourage consumers to make bill payments in a variety of categories—including rent, utilities and insurance—with their MasterCard-branded cards. Third, we seek to increase usage of our programs at selected merchants by sponsoring a wide range of promotional programs on a global basis. We also enter into arrangements with selected merchants under which these merchants receive performance incentives for the increased use of MasterCard-branded programs or indicate a preference for MasterCard-branded programs when accepting payments from consumers.

We also support technical initiatives designed to make MasterCard card acceptance more attractive for specific merchants, such as our Quick Payment Service for fast food restaurants and other merchants where rapid transactions are required. In addition, MasterCard PayPass appeals to merchants in fast throughput businesses because it reduces transaction times.

In addition, we provide research, marketing support and financial assistance to our customers and their marketing partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charity, educational or other non-profit organization.

Membership Standards

We establish and enforce rules and standards surrounding membership in MasterCard International and the use and acceptance of cards carrying our brands.

Rulemaking and Enforcement

Membership in MasterCard International and its affiliates is generally open only to banks and other regulated and supervised financial institutions. Applicants for membership must meet specified membership eligibility requirements.

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses provide members with certain rights, including access to the network and usage of our brands. Risk management reviews and anti-money laundering due diligence reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program. As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations (the “Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement and member failures. To help ensure that members conform to the Standards, we review card programs proposed by members.

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,300 principal members of MasterCard, Maestro and Cirrus, and approximately 3,300 affiliate debit licensees. Our estimated gross legal settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $23 billion as of December 31, 2007. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 22,400).

To minimize the contingent risk to MasterCard of a failure, we monitor principal members’ and affiliate debit licensees’ financial health, economic and political operating environments and compliance with our rules and standards. If the financial condition of a member or the state of a national economy in which it operates indicates that it may not be able to satisfy its obligations to us or other MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of letters of credit and bank guarantees. As of December 31, 2007, we have members who have posted approximately $2 billion in collateral held for legal settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. However, MasterCard has never terminated a member due to the member’s risk profile. In addition to these measures, we have also established a $2.5 billion committed credit facility, for liquidity protection in the event of member settlement failure. See “Risk Factors—Business Risks—As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations” in Item 1A of this Report.

Payment System Integrity

The integrity of our payment system is affected by fraudulent activity and other illegal uses of our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of systems that inappropriately store cardholder account data. See “Risk Factors—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Item 1A of this Report. Fraud is also more likely to occur in transactions where the card is not present, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is unavailable.

We monitor areas of risk exposure and enforce our rules and standards to combat fraudulent activity. We also operate several compliance programs to ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audits (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our Site Data Protection Program, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises using the Payment Card Industry (PCI) data security standards). Our members are also required to report instances of fraud to us in a timely manner so we can monitor trends and initiate action where appropriate.

Our customers are responsible for fraud losses associated with the cards they issue or for their merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of cards carrying our brands. We provide education programs and various risk management tools to help detect fraud including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and Site Data Protection. In addition, we offer several fraud detection programs, including our RiskFinder® and Expert Monitoring products. Generally, we charge our customers fees for these antifraud programs and services.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business. For a description of material risks, see “Risk Factors” in Part 1, Item 1A of this Report. Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability.

We have an Enterprise Risk Management (“ERM”) program created to ensure appropriate and comprehensive oversight and management of risk. Our ERM program aims to: proactively manage and monitor key risks; improve corporate governance by providing an independent view of our risk profile; enhance decision-making processes and business performance through an understanding of our risk tolerance; and strengthen business operations by integrating ERM principles and creating a more risk aware culture within MasterCard.

Intellectual Property

We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ card issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, some of which may be important to our business operations.

Competition

MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based payment systems. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express and JCB, among others. Within the global general purpose card industry, Visa has significantly greater volume than we do.

Outside of the United States, some of our competitors such as JCB in Japan and China Union Pay® have leading positions. Regulation can also play a role in determining competitive market conditions. For example, China Union Pay is the sole domestic processor designated by the Chinese government and operates the sole national cross-bank bankcard information switch network in China due to local regulation. Private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or another merchant, also serve as another form of competition.

In the debit card sector, we also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Visa, Interlink, Star® (owned by First Data Corporation), NYCE® (owned by Metavante Corporation), and Pulse™ (owned by Discover), in the United States, Interac in Canada and EFTPOS in Australia. In addition, in many countries outside the United States, local debit brands serve as the main brands while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume. In addition, our financial institution customers could also start their own networks and payment card brands to compete with us.

Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business” in Item 1A of this Report. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have generally avoided the same regulatory scrutiny and litigation challenges we face and, accordingly, may enjoy a competitive advantage over four-party payments systems.

Among other companies in our industry, Visa and Discover recently changed their ownership structures, which could result in their becoming stronger and more efficient companies within the global payments industry. In October 2007, Visa completed its plan to restructure its organization through the creation of a new stock corporation owned by its current member financial institutions, and in November 2007 filed an initial registration statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with a planned initial public offering. In July 2007, Discover began trading on the New York Stock Exchange as a publicly-traded company following its spin-off from Morgan Stanley. As publicly-owned companies, Visa and Discover, among other changes, would have enhanced access to the capital markets, would have to operate their respective businesses more transparently and with a greater focus on profitability, and are likely to be subject to more public scrutiny and requirements to provide additional disclosures.

In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. For example, under the settlement agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our U.S. Competitive Programs Policy, our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Money have announced that they have begun to issue or will issue American Express or Discover-branded cards. See “Risk Factors—Business Risks—We have repealed our Competitive Programs Policy (“CPP”) in the United States as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result” in Item 1A in this Report. Finally, suits against us have been filed in several state and federal courts because of our currency conversion practices. Although we have settled these matters, if the settlements do not receive final approval, the outcome of these lawsuits could potentially have a material adverse effect on our business. We cannot predict what the final outcome will be of our various litigations and other regulatory proceedings. For a description of these and other matters, see Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

We compete intensely with other bankcard associations, principally Visa, for the loyalty of our customers. In most countries, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality,” we compete with Visa for business on the basis of individual card portfolios or programs. In some countries, particularly Canada, card issuers are “non-dual,” meaning that they issue either MasterCard or Visa payment cards, but not both. Issuance of MasterCard and Visa debit cards is generally non-dual in the United States as well, due to Visa’s historical debit exclusivity rule. As a result of the litigation with the U.S. Department of Justice, Visa’s debit exclusivity rule is no longer enforceable. However, Visa enacted a bylaw that imposes a fee on its 100 largest issuers of debit cards in the United States if they reduce their Visa debit volume by more than 10%. As a result of a district court decision, Visa repealed this bylaw. The decision is on appeal, and if the decision were overturned and the bylaw were reinstated, this bylaw may prevent us from acquiring business from current Visa customers. In non-dual countries, we compete with Visa for a customer’s entire business.

We face increasingly intense competitive pressure on the prices we charge our customers. In order to stay competitive, we may have to increase the amount of rebates and incentives we provide to our customers and merchants as we have in the last several years. We seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. However, our customers can terminate their business agreements with us in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report.

During the last several years, the banking industry has undergone rapid consolidation, and we expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business and pricing strategy is intended to enable MasterCard to achieve targeted financial performance by providing incentives to customers for incremental business. Furthermore, it contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Significant ongoing consolidation in the banking industry may result in a financial institution with a substantial MasterCard portfolio being acquired by an institution that has a strong relationship with a competitor, which may result in a loss of business for MasterCard. The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report.

We face competition with respect to particular segments of the payment card industry. In the United States, for example, offline transactions on MasterCard-branded cards account for a smaller share of all offline, signature-based debit transactions than the share of all credit or charge transactions represented by MasterCard credit or charge cards. Some of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do. See “Risk Factors—Business Risks—If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Item 1A of this Report. In addition, our business and revenues could be impacted adversely by the tendency among U.S. consumers and merchants to migrate from offline, signature-based debit transactions to online, PIN-based debit transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks rather than by us.

We also face competition from transaction processors, such as First Data Corporation and Total Systems, some of which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors could potentially displace MasterCard as the provider of these payment processing services.

We also compete against new entrants that have developed alternative payment systems and payments in electronic commerce and across mobile devices. Among other services, these competitors provide Internet currencies that can be used to buy and sell goods online, “virtual checking” programs that permit the direct debit of consumer checking accounts for online payments, and services that support payments to and from deposit accounts or proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet to support their services, and may enjoy lower costs than we do. In mobile commerce, we also face competition from established network operators. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill.

We believe that the principal factors affecting our competitive position in the global payments industry are:

•	pricing;

•	customer relationships;

•	the impact of existing litigation, legislation and government regulation;

•	the impact of globalization and consolidation of financial institutions and merchants;

•	the acceptance base, reputation and brand recognition of payment cards;

•	the quality, security and integrity of transaction processing;

•	the relative value of services and products offered;

•	regulation and local laws;

•	the success and scope of marketing and promotional campaigns;

•	new market entrants; and

•	the ability to develop and implement competitive new card programs, systems and technologies in both

•	physical and virtual environments.

Government Regulation

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. Regulation of the payments industry has increased significantly in the last several years. In particular, interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions, including the European Union. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

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

In addition, aspects of our operations or business are subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities, and the sensitivity of any customer information at issue. Our customers in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

In the United States, a number of bills were considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. While no legislation was passed in 2007, Congress continues to consider these issues, which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council passed the European Directive 95/46/EC (the “Directive”) on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data.

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

We are also subject to regulations imposed by OFAC. OFAC regulations impose restrictions on financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included in the OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Also Cuba, Iran, North Korea, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List, however, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to our financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies have issued a number of regulations implementing the Fair and Accurate Credit Transactions Act, and other regulations are expected to be issued in 2008. These regulations could have a material impact on our customers’ businesses by increasing costs of issuance and/or a decreasing the ability of card issuers to set the price of credit. The Federal Reserve Board also proposed a regulation in 2007 to amend Regulation Z, which implements the Truth in Lending Act. This regulation will have a significant impact on the disclosures made by our customers and could affect their account terms and business practices.

Regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues. There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to scrutiny of interchange fees, the Senate Permanent Subcommittee on Investigations and other Senate and House Committees and Subcommittees are considering a variety of our customers’ practices, including the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit or overdraft fees are determined, imposed, and disclosed. The U.S. Congress may also continue to examine possible changes to the Bankruptcy Code. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented. Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenues.

In the U.S. Congress, there has been increasing scrutiny of interchange fees. For example, in July 2007, the House Judiciary Committee’s Antitrust Task Force held a hearing on interchange fees. Similar hearings were held by the Senate Judiciary Committee in July 2006 and the House Energy and Commerce Committee in February 2006, and additional hearings and proposed legislation are expected in 2008. In addition, the U.S. Senate Permanent Subcommittee on Investigations recently initiated an investigation of credit card practices that will include consideration of interchange fees. The topic of interchange fees has also been raised in other congressional hearings and in other forums, including conferences held by a number of Federal Reserve Banks. Additionally, several state legislatures in the United States have considered or proposed interchange legislation.

In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is being implemented through a federal rulemaking process that is underway. Final rules will be forthcoming at an unspecified date. These federal rules, once finalized and effective, will require us and our customers to implement compliance programs that could increase our costs and/or decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenue and revenue growth.

Outside of the United States, regulators in several other countries have become increasingly interested in payment industry issues, some of which have launched official proceedings into payment industry issues. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Item 7 of this Report for a discussion of the impact of seasonality on our business.

Financial Information About Geographic Areas

See Note 23 to the Consolidated Financial Statements included in this Report for certain geographic financial information.

Employees

As of December 31, 2007, we employed approximately 5,000 persons, of which approximately 1,600 were employed outside of the United States. We consider our relationship with employees to be good.

Website and SEC Reports

The Company’s internet address is www.mastercard.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, for review on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Report.

Item 1A.     Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant bank (the acquirer) to the cardholder bank (the issuer) in connection with transactions initiated with our payment system’s cards. Interchange fees, including our default interchange fees, are subject to increasingly intense regulatory scrutiny worldwide as card-based forms of payment have become relatively more important to local economies. Certain regulators are seeking to reduce these fees through regulatory action. For example:

•

In the European Union, the European Commission recently announced a decision with respect to our cross-border interchange fees for credit and debit cards under European Union competition rules. The decision requires MasterCard to cease applying its default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (the “EEA”), to refrain from repeating the infringement, and not to apply its recently adopted (but not yet implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit payment transactions within the Eurozone. The decision gives MasterCard until June 21, 2008 to comply, with the possibility that the Commission may extend this time at its discretion. The decision also requires MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year in the event that MasterCard fails to comply. MasterCard intends to appeal the European Commission’s decision to the EU Court of First Instance. Because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the European Commision’s decision could significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. Furthermore, the European Commission decision could lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report for more details regarding the European Commission’s decision.

•

In the United Kingdom, the Office of Fair Trading (OFT) issued a decision in September 2005 concluding that MasterCard’s U.K. interchange fees contravene U.K. and European Union competition laws. This decision was set aside by the U.K. Competition Appeals Tribunal in June 2006. However, the OFT has commenced a new investigation of our current U.K. interchange fees and announced on February 9, 2007 that the investigation also covers so-called “immediate debit” cards. If the OFT determines that any of our U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. This new investigation will examine whether the new methodology for setting U.K. interchange fees adopted by MasterCard in November 2004—in connection with which MasterCard withdrew the authority of the U.K. members to set domestic interchange fees and conferred such authority exclusively on our President and Chief Executive Officer or his designee—contravenes applicable law. MasterCard understands that the OFT intends to commence a formal proceeding through the issuance of a Statement of Objections in the near future. A negative decision could have a significant adverse impact on the revenues of MasterCard’s U.K. members and on our competitive position and overall business in the United Kingdom.

•

In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of our (and Visa’s) domestic credit and debit card interchange fees. In January 2007, the PCA issued a decision that our (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on our (and Visa’s) licensed financial institutions. MasterCard and the financial institutions have appealed the decision. If the appeals are unsuccessful and the PCA’s decision is allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish members and on our overall business in Poland.

•

In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of our domestic interchange fees. In November 2006, the NZCC filed a lawsuit alleging that our (and Visa’s) domestic interchange fees do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages. A negative decision in these lawsuits could subject MasterCard to fines and/or damages and could have a significant adverse impact on the revenues of our New Zealand members and on our overall business in New Zealand.

•	On January 31, 2008, the Hungarian Competition Authority commenced a formal investigation of MasterCard Europe’s domestic interchange fees in Hungary.

•

In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning our (and Visa’s) domestic interchange fees. The complaint alleges that our (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.”

•

In Australia, the Reserve Bank of Australia has enacted regulations controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours, that do not regulate the merchant discount charged by proprietary end-to-end networks (such as those offered by American Express or Discover), which have already benefited from these regulations.

Interchange fees are also being reviewed in a number of other jurisdictions, including Brazil, Colombia, Mexico, South Africa, Singapore and Switzerland. We believe that regulators are increasingly adopting a coordinated approach to interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions. In the United States, interchange fees have also been the topic of increased congressional and regulatory interest. In July 2007, the Antitrust Task Force of the Judiciary Committee of the U.S. House of Representatives held a hearing on interchange fees. Similar hearings were held by the U.S. Senate Judiciary Committee in July 2006 and the U.S. House Energy and Commerce Committee in February 2006, and additional hearings and proposed legislation are expected in 2008. In addition, the U.S. Senate Permanent Subcommittee on Investigations recently initiated an investigation of credit card practices that will include consideration of interchange fees. Also, the general topic of interchange fees has been raised in other congressional hearings and other forums, including conferences held by a number of Federal Reserve banks. Additionally, several state legislatures in the United States have considered or proposed interchange legislation.

In addition, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately fifty class-action or individual suits alleging that our interchange fees violate federal antitrust laws. These suits allege, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages in an unspecified amount, attorney’s fees and injunctive relief. See Note 20 to the Consolidated Financial Statements included in this Report for more details regarding the allegations contained in these complaints and the status of these proceedings. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face.

If issuers cannot collect, or we are forced to reduce, interchange fees, they may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. If we are less successful than Visa in defending interchange fees, we could also be competitively disadvantaged against Visa. If we are ultimately unsuccessful in our defense of interchange fees, such regulation may have a material adverse impact on our revenue, our prospects for future growth and our overall business. In addition, this could result in MasterCard being fined and/or having to pay civil damages.

If we are found liable in any of the cases brought by American Express or Discover, we may be forced to pay substantial damages.

In 1998, the U.S. Department of Justice filed suit against MasterCard International, Visa U.S.A. Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that certain aspects of the governance of MasterCard and Visa were unlawful, and that our CPP and a similar Visa bylaw provision that prohibited financial institutions participating in the respective systems from issuing competing proprietary payment cards (such as American Express or Discover) acted to restrain competition. Although we were successful in defending the relevant aspects of our governance structure at trial, the Second Circuit Court of Appeals affirmed the trial court judge’s ruling that our CPP and Visa’s bylaw constituted unlawful restraints of trade under U.S. federal antitrust laws. Based on the final judgment in this matter, our CPP became unenforceable in October 2004 and was subsequently repealed. Thereafter, Discover and American Express each filed suit against us, Visa U.S.A. Inc. and Visa International Services Association alleging that the CPP and Visa’s bylaw provision caused each injury by unlawfully restraining trade under U.S. federal antitrust laws. The American Express complaint named a number of member banks as co-defendants. In connection with their respective claims, American Express and Discover each requested that the district court give collateral estoppel effect to its findings in its judgment in the Department of Justice litigation. Although the district court has denied that request early in the litigation, the court indicated that American Express and Discover may refile a motion for collateral estoppel after further proceedings. Those motions were filed on February 15, 2008 and briefing is scheduled to be completed by April 21, 2008. If the court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiffs’ claims would be established, thereby making it more likely that we would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining at trial will be whether a damage award is appropriate and, if so, what the amount of damages should be.

In November 2007, Visa and the remaining bank defendants reached an agreement with American Express to settle the claims brought against them by American Express. As a result, MasterCard is the sole remaining defendant in the American Express action.

At this time, it is not possible to ascertain the amount of any potential liability related to these matters. American Express and Discover have each submitted confidential expert reports purporting to demonstrate that they have incurred damages in the billions of dollars (although MasterCard has submitted confidential expert reports countering the damages arguments made in American Express’ and Discover’s reports and concluding that damages are negative). Moreover, because these actions have been brought under U.S. federal antitrust laws, any actual damages would be trebled and we may be subject to joint and several liability, or liability for the acts of all named defendants, if liability is established, which could significantly increase the adverse effect upon us of any adverse judgment. American Express has publicly stated that it intends to seek full recovery from MasterCard for all of the damages it alleges it sustained. If American Express is able to prove a conspiracy between MasterCard and Visa or is able to establish that all damages are attributable to MasterCard’s conduct, it would be entitled to recover the full measure of its damages from MasterCard. If we are unsuccessful in defending against either or both of these lawsuits, the ultimate liability for MasterCard could have a material adverse effect on our results of operations, financial position and cash flows in the quarterly and annual period when such losses are recognized. Such liability could also have a material adverse effect on our overall financial position and, in certain circumstances, even cause us to become insolvent. Similarly, if we decide to settle either or both lawsuits or if we establish provisions in connection with them (which will depend on our continuing reconsideration of the progress of the litigation), such a settlement or the establishment of such provisions could also have a material adverse effect. See “Risk Factors—Legal and Regulatory Risks—If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected” and see Note 20 to the Consolidated Financial Statements included in Item 8 of this Report for additional information.

If the settlements of our currency conversion cases are not ultimately approved and we are unsuccessful in any of our various lawsuits relating to our currency conversion practices, our business may be materially and adversely affected.

We generate significant revenue from processing cross-border currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In particular, a trial judge in California found that our currency conversion practice is deceptive under California state law, and ordered us to mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The decision was reversed on appeal on grounds that plaintiff lacked standing to pursue his claims. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to MasterCard cardholders outside of California. We have succeeded in having several of these cases dismissed or transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions. The class actions allege that our currency conversion practices violate federal antitrust laws. On July 20, 2006, MasterCard and the other defendants in the federal class actions entered into agreements settling those cases and related matters, as well as the California state case. Pursuant to the settlement agreements, MasterCard has paid $72 million to be used for defendants’ settlement fund to settle the federal actions and $13 million to settle the California case. The settlement agreements are subject to final approval by the court and resolution of all appeals. If final approval of the settlement agreements is not granted and we are unsuccessful in defending against these lawsuits or the state currency conversion cases, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

If we are found liable in any of the other litigations that have been brought against us or in any other litigation to which we may be subject in the future, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability.

There are currently actions against MasterCard International in California, West Virginia and New Mexico state courts. The complaints are brought under state unfair competition statutes on behalf of putative classes of consumers. The claims in these actions mirror the allegations made in the U.S. merchant lawsuit, which was brought on behalf of a class of U.S. merchants against MasterCard International and Visa and alleged, among other things, that our “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. The plaintiffs also asserted that we and Visa conspired to monopolize what they characterized as the point-of-sale debit card market. In June 2003, MasterCard International entered into a settlement agreement that resolved the U.S. merchant lawsuit. The settlement agreement required, among other things, that we pay $125 million in 2003 and $100 million annually each December from 2004 through 2012. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report for a description of the settlement agreement. The putative consumer class actions are not covered by the terms of the June 2003 settlement agreement. These actions assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. None of these actions specify the amount of damages sought, although MasterCard has entered into a settlement agreement for the action in West Virginia that is subject to court approval. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Except with respect to currency conversion litigations and the West Virginia consumer state action, we have not established reserves for any of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. A plaintiff in one of our antitrust litigations has asserted in a written communication that the damages it believes it is likely to recover in its lawsuit will exceed our capital and ability to pay and that the damages in such lawsuit and in our other pending litigations are likely to be in the billions of dollars before trebling. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

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

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, our customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA Patriot Act, which has required our customers and us to create and implement comprehensive anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used and the types of cardholders and merchants who can obtain or accept our cards.

We are also subject to regulations imposed by OFAC. OFAC regulations impose restrictions on financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included on the SDN List. Also Cuba, Iran, North Korea, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List. However, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to some of our financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies have issued a number of regulations implementing the Fair and Accurate Credit Transactions Act, and other regulations are expected to be issued in 2008. These regulations could have a material impact on our customers’ businesses by increasing costs of issuance and/or decreasing the ability of card issuers to set the price of credit. The Federal Reserve Board also proposed a regulation in 2007 to amend Regulation Z, which implements the Truth in Lending Act. This regulation will have a significant impact on the disclosures made by our customers and could affect their account terms and business practices. Regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues.

There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to scrutiny of interchange fees, the Senate Permanent Subcommittee on Investigations and other Senate and House Committees and Subcommittees are considering a variety of our customers’ practices, including the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit or overdraft fees are determined, imposed, and disclosed. The U.S. Congress may also continue to examine possible changes to the Bankruptcy Code. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented. Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenues.

In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is being implemented through a federal rulemaking process that is underway. Final rules will be forthcoming at an unspecified date. These federal rules, once finalized and effective, will require us and our customers to implement compliance programs that could increase our costs and/or decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security, and marketing that would impact our customers directly. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

Increased regulatory focus on us, such as in connection with the matters discussed above, may increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause them to reduce the volume of transactions processed through our systems, which would reduce our revenues materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Our ability to compete effectively against providers of domestic payments services in certain countries could be curtailed by government actions, which could adversely affect our ability to maintain or increase our revenues.

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card providers or national payment processing providers to support domestic competitors or to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. Our efforts to effect change in countries where our access to the domestic payments segment is limited may not be successful, which could adversely affect our ability to maintain or increase our revenues and extend our global brand.

Existing and proposed regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards issued and could increase our costs.

We and our customers are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. For example, in the United States, we and our customers are respectively subject to the Federal Trade Commission’s and the banking agency information safeguard requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguards rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In the United States, a number of bills were considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. While no legislation was passed in 2007, Congress continues to consider these issues which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

In Europe, the European Parliament and Council have passed the European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. This Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject.

Regulation of privacy and data use and security in these and other jurisdictions may increase the costs of our customers to issue payment cards, which may decrease the number of our cards that they issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Business Risks

We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability.

We generate revenue from the fees that we charge our customers for providing transaction processing and other payment-related services and from assessments on the dollar volume of activity on cards carrying our brands. In order to increase transaction volumes, enter new segments and expand our card base, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we have experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our revenue and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.

Our strategy is to grow our business by, among other things, focusing on our customers and entering into customized business agreements with customers around the globe. In the future, we may not be able to enter into such agreements on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger and have greater financial resources than we do and accordingly, may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit, and we may not be successful in doing so. Furthermore, a number of customers from which we earn substantial revenue are principally aligned with one of our competitors. A significant loss of revenue or transaction volumes from these customers could have a material adverse impact on our business.

Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability.

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

The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which could increase the bargaining power of our customers. This consolidation could lead to lower prices and/or more favorable terms for our customers. Any such lower prices and/or more favorable terms could materially and adversely affect our revenue and profitability.

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

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2007, the net revenues from these customers represented an aggregate of approximately $1.2 billion, or 31%, of total revenue. None of our customers generate 10% of total revenue. Loss of business from any of our large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. For instance, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Notes 18 and 20 to the Consolidated Financial Statements included in this Report. In addition, some large merchants are supporting many of the legal and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings. Large merchants are also able to negotiate pricing discounts and other incentives from us and our customers as a condition to accepting our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House payments and other electronic forms of payment, including card-based and non-card-based payment systems. See “Business—Competition” in Item 1 of this Report. Some of our traditional competitors, as well as alternative payment service providers, have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against these threats. Our competitors may also more effectively introduce innovative programs and services that adversely impact our growth. As a result, our revenue or profitability could decline. We also compete against new entrants that have developed alternative payment systems and payments in electronic commerce and for mobile devices. A number of these new entrants rely principally on the Internet to support their services and may enjoy lower costs than we do, which could put us at a competitive disadvantage.

A significant portion of the revenue we earn outside the United States is generated from cross-border transactions, and a decline in cross-border business and leisure travel could adversely affect our revenues and profitability.

We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from fees for processing cross-border and currency conversion transactions. In addition, we charge relatively higher operations fees for settlement, authorization and switch fees on cross-border transactions. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross border travel and our customers’ need for transactions to be converted into their base currency. In particular, international geopolitical, economic and other conditions, including the threat of terrorism and outbreak of diseases could cause a decline in cross-border business and leisure travel, which could adversely affect our revenues and profitability.

We have repealed our CPP in the United States as a result of a final judgment in our litigation with the U.S. Department of Justice, and our business may suffer as a result.

Based on a final judgment of our litigation with the U.S. Department of Justice, in October 2004, our CPP in the United States, which prohibited financial institutions participating in our system from issuing competing proprietary payment cards, became unenforceable and was subsequently repealed. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report. As a result, our issuers are now permitted to issue general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). This may cause our customers to issue fewer cards with our brand and to enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process and decreasing our revenues. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Money, have begun to issue or have announced that they will issue American Express or Discover-branded cards. Accordingly, the repeal of the CPP may have a material adverse affect on our business, revenue and profitability.

Certain financial institutions have exclusive, or near exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.

Certain financial institutions have exclusive, or near exclusive, relationships with our competitors to issue payment cards, and these relationships may make it difficult or cost-prohibitive for us to do significant amounts of business with them to increase our revenues. In addition, these financial institutions may be more successful and may grow faster than the financial institutions that primarily issue our cards, which could put us at a competitive disadvantage.

We depend significantly on our relationships with our customers to manage our payment system. If we are unable to maintain those relationships, or if our customers are unable to maintain their relationships with cardholders or merchants that accept our cards for payment, our business may be materially and adversely affected.

We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not establish the discount rate that merchants are charged for card acceptance, which is the responsibility of our acquirers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

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

In addition, our competitors may process a greater percentage of domestic transactions in jurisdictions outside the United States than we do. As a result, our inability to control the end-to-end processing on cards carrying our brands in many markets may put us at a competitive disadvantage by limiting our ability to maintain transaction integrity, introduce value-added programs and services that are dependent upon us processing the underlying transactions.

We rely on the continuing expansion of merchant acceptance of our brands and programs. Although our business strategy is to invest in strengthening our brands and expanding our acceptance network, there can be no guarantee that our efforts in these areas will continue to be successful. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

Our business may be materially and adversely affected by the marketplace’s perception of our brands and reputation.

Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to MasterCard-branded products is highly dependent upon the external perception of our company and industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. Such perception and damage to our reputation could have a material and adverse effect to our business.

If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth.

In recent years, we believe that industry-wide offline and online debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, transactions involving our brands account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions. We may also be impacted adversely by the tendency among U.S. consumers and merchants to migrate from offline, signature-based debit transactions to online, PIN-based transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other ATM/debit point-of-sale networks rather than by us.

Furthermore, in June 2003, following the settlement of the U.S. merchant lawsuit, Visa enacted a bylaw requiring its 100 largest issuers of debit cards in the United States to pay a so-called “settlement service fee” if these issuers reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Report for a description of our response to this bylaw provision. As a result of a district court decision, Visa repealed this bylaw. The decision is on appeal. If the decision were overturned and the bylaw were reinstated, and Visa were therefore permitted to impose this settlement service fee on issuers of debit cards according to this bylaw, it would penalize Visa members seeking to do debit business with MasterCard and would effectively prohibit them from converting their debit card programs to our programs, which may prevent us from acquiring business from current Visa customers.

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

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfall, insolvency or other reasons. If a principal member or affiliate debit licensee of MasterCard International is unable to fulfill its settlement obligations to other customers, we may bear the loss even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Our estimated gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $23 billion as of December 31, 2007. We have a revolving credit facility in the amount of $2.5 billion which could be used to provide liquidity in the event of one or more settlement failures by our customers. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. For more information on our settlement exposure as of December 31, 2007, see Note 21 to the Consolidated Financial Statements included in Item 8 of this Report.

Following our ownership and governance change in May 2006, we no longer have the right to impose special assessments for extraordinary events upon the members of MasterCard International, which could leave us exposed to significant losses that could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent.

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

Our transaction processing systems may experience service interruptions as a result of fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Additionally, we rely on third-party service providers, such as AT&T, BT and Orange, for the timely transmission of information across our global data transportation network. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, and other third parties store cardholder account information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, damage the reputation of our brands and lead to claims against us. In 2005 and 2006, there were several high-profile account data compromise events potentially affecting millions of cardholders. In addition, in 2007, TJX Companies Inc., which owns several retailers in the United States, Canada and the U.K., including T.J. Maxx, Marshalls, HomeGoods and A.J.Wright stores, announced that it suffered an unauthorized intrusion into its computer systems that process and store information related to credit and debit card transactions, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result, we may be subject to lawsuits in connection with data security breaches involving payment cards carrying our brands. If we are unsuccessful in defending lawsuits involving such data security breaches, we may be forced to pay damages, which could materially and adversely affect our profitability. In addition, any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which could have a material adverse impact on our transaction volumes, revenue and future growth prospects, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeit, or other fraud. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards could lead to regulatory intervention, such as mandatory card re-issuance, adoption of new technologies or enhanced security requirements, and damage to our reputation and financial damage to our brands, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

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

We may face increased competition resulting from a change in ownership of our competitors, which could have an adverse impact on our revenue.

Among other companies in our industry, Visa and Discover recently changed their ownership structures, which could result in them becoming stronger and more efficient companies within the global payments industry. In October 2007, Visa completed its plan to restructure its organization through the creation of a new stock corporation owned by its current member financial institutions, and in November 2007 filed an initial registration statement with the SEC in connection with a planned initial public offering. In July 2007, Discover began trading on the New York Stock Exchange as a publicly-traded company following its spin-off from Morgan Stanley. As publicly-owned companies, Visa and Discover, among other changes, would have enhanced access to the capital markets and may improve operating results, which could be used to enhance their competitive position. If we are unable to compete effectively with these companies, then use of our programs and products could decline, which would have an adverse impact on our revenues.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2007, approximately 50.3% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. As of February 19, 2008, we had 87,180,453 outstanding shares of Class A common stock of which 13,496,933 shares were owned by the Foundation. Under the terms of the donation, the Foundation may sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. However, the Foundation has obtained permission from the Canadian tax authorities to defer its annual disbursement requirement for up to ten years and meet its total deferred disbursement obligations at the end of the ten-year period. Despite this permission to defer annual disbursements, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. In addition, the Foundation will be permitted to sell all of the remaining shares held by it starting twenty years and eleven months after the consummation of the IPO.

In addition, our amended and restated certificate of incorporation provides that holders of our Class B common stock would be eligible, through “conversion transactions” in amounts and times to be designated by the Company, to convert their shares of Class B common stock into shares of our Class A common stock on a one-for-one basis for subsequent transfer or sale to an eligible holder, subject to annual aggregate and other limits. The Company completed two such voluntary conversion programs during 2007. After May 31, 2010, holders of our Class B common stock will have the option to convert all of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis for subsequent sale to the public, without aggregate amounts or similar limitations. All of the shares of Class A common stock issuable upon conversion of such shares will be freely tradable without restriction or registration under the Securities Act by persons other than our affiliates. These future sales, or the perception that such sales may occur, could depress the market price of our Class A common stock.

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

The Foundation owns 13,496,933 shares of Class A common stock, representing, as of February 19, 2008, approximately 15% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements starting on the fourth anniversary of the IPO. The directors of the Foundation are required to be independent of us and our members. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.

The holders of our Class M common stock have the right to elect up to three of our directors and to approve significant corporate transactions, and their interests in our business may be different from those of our other shareholders.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of December 31, 2007, MasterCard and its subsidiaries owned or leased 71 commercial properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on August 31, 1999. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Report. Our leased properties in the United States are located in 12 states, Puerto Rico and in the District of Columbia. We also lease and own properties in 43 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.     Legal Proceedings

Refer to Notes 18 and 20 to the Consolidated Financial Statements included in Item 8 of this Report.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock commenced trading on the New York Stock Exchange under the symbol “MA” on May 25, 2006. The following table sets forth the intra-day high and low sale prices for our Class A common stock from May 25, 2006 (the date of the Company’s IPO) and for the two full quarterly periods in 2006 following the Company’s IPO, and for the four quarterly periods in 2007, as reported by the New York Stock Exchange. At February 19, 2008, the Company had 38 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers.

2007	High	Low
First Quarter	$118.07	$95.30
Second Quarter	169.40	105.93
Third Quarter	174.60	120.00
Fourth Quarter	227.18	143.15

2006	High	Low
Second Quarter (from May 25, 2006)	$50.63	$40.20
Third Quarter	70.45	43.67
Fourth Quarter	108.60	68.28

There is currently no established public trading market for our Class B common stock or Class M common stock. There were approximately 923 holders of record of our Class B common stock as of February 19, 2008. There were approximately 1,682 holders of record of our Class M common stock as of February 19, 2008

Dividend Declaration and Policy

During the years ended December 31, 2007 and 2006, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

2007	Dividend per Share
First Quarter	$0.09
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

2006	Dividend per Share
Second Quarter (from May 25, 2006)	—
Third Quarter	—
Fourth Quarter	$0.09

In addition, on February 11, 2008, we paid quarterly cash dividends of $0.15 per share on our Class A common stock and Class B common stock for the first quarter of the year ending December 31, 2008. Also, on February 5, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 9, 2008 to holders of record on April 9, 2008 of our Class A common stock and Class B common stock for the second quarter of the year ending December 31, 2008.

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

Repurchase of Equity Securities

On April 10, 2007, our Board of Directors authorized the repurchase of up to $500 million of Class A common stock in 2007 (the “Repurchase Program”), which was completed on October 23, 2007. On October 29, 2007, our Board of Directors amended the Repurchase Program to authorize the Company to repurchase an incremental $750 million (an aggregate for the entire Repurchase Program of $1.25 billion) of Class A common stock in open market transactions through June 30, 2008. During the fourth quarter of 2007, MasterCard repurchased a total of approximately 1.9 million shares, for an aggregate of $323.4 million and at an average price of $168.81 per share of Class A common stock. The Company’s activity during the fourth quarter of 2007 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)
October 1 – 31	1,425,373	$156.33	1,425,373	$750,000,000
November 1 –30	34,000	$183.94	34,000	$743,746,023
December 1 – 31	456,219	$206.65	456,219	$649,467,895

Total	1,915,592	$168.81	1,915,592

(1)	Dollar Value is as of the end of the period.

Item 6.     Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Item 8 in this Report. The statement of operations data presented below for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003, were derived from the audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in Item 8 in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$4,067,599	$3,326,074	$2,937,628	$2,593,330	$2,230,851
Operating Income (Loss)	1,108,112	229,495	393,184	346,672	(601,862)
Income (Loss) before cumulative effect of accounting change	1,085,886	50,190	266,719	238,060	(390,742)
Net Income (Loss)	1,085,886	50,190	266,719	238,060	(385,793)
Net Income (Loss) Per Share before cumulative effect of accounting change (Basic)[1]	8.05	.37	1.98	1.76	(2.90)
Net Income (Loss) Per Share before cumulative effect of accounting change (Diluted)[1]	8.00	.37	1.98	1.76	(2.90)
Net Income (Loss) Per Share (Basic)[1]	8.05	.37	1.98	1.76	(2.86)
Net Income (Loss) Per Share (Diluted)[1]	8.00	.37	1.98	1.76	(2.86)
Balance Sheet Data:
Total Assets	$6,260,041	$5,082,470	$3,700,544	$3,264,670	$2,900,905
Long-Term Debt	149,824	229,668	229,489	229,569	229,574
Obligations under U.S. Merchant Lawsuit, Long-term	297,201	359,640	415,620	468,547	516,686
Stockholders’ Equity	3,027,307	2,364,359	1,169,148	974,952	698,721
Cash dividends declared per share	.60	.18	—	—	—

[1]

As more fully described in Note 14 to the Consolidated Financial Statements included in Item 8, in connection with the ownership and governance transactions, we reclassified all of our 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

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

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP. The Company’s management believes that the non-GAAP financial measures discussed below facilitate an understanding of our results of operations and provide a more meaningful comparison of our results between periods. Specifically, we are presenting operating expenses excluding:

•	Litigation settlements in 2007;

•	Non-cash charge associated with the donation of shares of Class A common stock to the MasterCard Foundation and litigation settlements in 2006; and

•	Catch-up adjustment relating to cash award executive incentive plans and litigation settlements in 2005.

See “—Operating Expenses” for a reconciliation of operating expenses excluding the special items above to the most directly comparable GAAP measure.

Similarly, we present the effective tax rate with and without the impact of the stock donation to The MasterCard Foundation (the “Foundation”) for the year ended December 31, 2006 because the stock donation to the Foundation is a non-cash and non-recurring item that was completed in conjunction with our change in governance and ownership structure implemented during the second quarter of 2006. We believe the effective tax rate without the impact of the stock donation to the Foundation is more meaningful to investors in understanding our financial results, including comparability to the same periods in 2007 and 2005.

Finally, we are presenting in 2007 and 2006 gross assessments growth excluding a reclassification from assessments to currency conversion and cross-border revenues and SEPA pricing increases. We believe the gross assessments growth rate excluding these items is representative of the core growth in these revenues.

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

We recorded net income of $1.1 billion, or $8.00 per diluted share, for the year ended December 31, 2007 versus $50 million, or $0.37 per diluted share, in 2006. Our liquidity and capital position remain strong, with $3.0 billion in cash, cash equivalents and available-for-sale securities and $3.0 billion in stockholders’ equity as of December 31, 2007.

Net revenue growth of 22.3% in 2007 was primarily due to increased transactions and volumes. The foreign currency fluctuation of the euro and the Brazilian real against the dollar accounted for 3.1% of the growth while approximately 2% of our 2007 net revenue growth was due to the impact of pricing adjustments.

Operating expenses decreased 4.4% in 2007. This decrease in operating expenses includes a 1.8% favorable impact for the foreign currency fluctuation of the euro and the Brazilian real against the U.S. dollar. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses increased 10.4% in the year ended December 31, 2007. In 2007, the increase in operating expenses, excluding the impact of special items, was primarily due to an increase in general and administrative expenses to support our customer focused strategy. Our operating expenses as a percentage of total revenues were 72.8% in 2007 versus 93.1% in 2006. Excluding the impact of special items, our operating expenses as a percentage of total net revenues in 2007 declined to 72.7% from 80.5% in 2006.

Other income in 2007 includes realized gains of approximately $391 million for the partial sale of an available-for-sale security, Redecard S.A. and $90 million from the organization that operates the World Cup soccer events in resolution of all outstanding disputes pertaining to our sponsorship of the 2010 and 2014 World Cup soccer events. See “—Other Income (Expense)”.

Regulatory actions, litigation, consolidation within the banking industry and the growing power of merchants may lead us to change our pricing arrangements, reducing our overall revenues and having an adverse impact on our business. See “Item 1A—Risk Factors” of this Report for these and other risks facing our business.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as cards, creates significant opportunities for the continued growth of our business. Our strategy is to continue our growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments and debit), enhancing our merchant relationships, growing acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing, consulting and information services. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with customers over time.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign exchange rates. In most regions except Europe, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar or euro compared to the foreign currencies of the related local volumes in each period. In 2007 and 2006, gross dollar volume (“GDV”) on a U.S. dollar converted basis increased 18.4% and 16.1%, respectively, exceeding local currency GDV growth of 14.4% and 15.4%, compared to the same periods in the prior year, indicating the weakening of the U.S. dollar.

We are especially impacted by the movements of the euro and the Brazilian real relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro and the functional currency of our Brazilian subsidiary is the Brazilian real. The strengthening or devaluation of the

U.S. dollar against the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. The impact on operating results for each of the years stated is summarized as follows:

	2007	2006	2005
Revenue growth attributable to translation of euro and real revenues to U.S. dollars	3.1%	0.5%	0.5%
Operating expense growth attributable to translation of euro and real expenses to U.S. dollars	1.8%	0.5%	0.4%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement changes on an ongoing basis. In addition, standard pricing varies by region and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 73.8%, 73.1% and 66.1% of our net revenues from net operations fees and approximately 26.2%, 26.9% and 33.9% of our net revenues from net assessments in 2007, 2006 and 2005, respectively. Approximately 3.3% of the shift to operation fees from assessments in 2006 was due to the restructuring of our currency conversion pricing in April 2006.

Operations fees are typically transaction-based but may also be volume based and are charged for facilitating the processing and acceptance of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

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

•

Switch fees are charges for the use of the MasterCard Debit Switch (the “MDS”), our debit processing system. The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between customers and other debit transaction processing networks. These fees are primarily paid by issuers.

•

Currency conversion and cross-border are volume-based revenues. Cross-border volumes are generated by transactions in which the cardholder and merchant geography are different. We have the ability to process transactions denominated in more than 160 currencies through our global system, providing cardholders the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. In April 2006, we restructured our currency conversion by initiating a charge to our issuers and acquirers for all cross-border transaction volumes regardless of whether we perform the currency conversion or it is performed by a third party at the point-of-sale. We also generally decreased the price we charge our issuers for performing currency conversion.

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

•

Other operations fees represent various revenue streams, including cardholder services, a variety of account and transaction enhancement services, fees for U.S. acquirers accepting transactions from cardholders with non-U.S. issuers, compliance and penalty fees, holograms and publications. Cardholder services are benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

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

Assessments are primarily based on a customer’s GDV for a specific time period and the rates vary depending on the region and nature of the transactions that generate GDV. Most of our assessment rates are tiered and rates decrease when customers meet incremental volume hurdles. These assessment rates also vary by the type of transaction. We generally assess at higher rates for cross-border volumes compared to domestic volumes. We also assess at higher rates for retail purchases versus cash withdrawals. Credit and offline debit transactions are assessed at higher rates than online debit transactions. In addition, from time to time we may introduce assessments for specific purposes such as market development programs. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance.

In 2007 and 2006, gross revenues grew 20.4% and 19.5%, respectively. A component of our revenue growth in each year is attributable to pricing changes. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-

based support incentives. Rebates and incentives as a percentage of gross revenues were approximately 24.6%, 25.7% and 21.6% in 2007, 2006 and 2005, respectively. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives increased $173 million, or 15.0%, and $341 million, or 42.1%, in 2007 and 2006, respectively. These increases reflect enhanced competition in the global payments industry, the continued consolidation and globalization of our customers, the growing power of merchants and the impact of pricing changes.

The United States remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 49.7%, 52.3% and 54.8% of total revenues in 2007, 2006 and 2005, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced stronger growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a faster rate than U.S. revenues in 2007 and 2006. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In particular, a significant portion of our revenues are dependent on international travel patterns; which can vary with the strengthening or weakening of foreign currencies or the impact of specific events, such as terrorist attacks. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumer confidence in the MasterCard brand.

Results of Operations*

	For the Years Ended December 31,			Percent Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions, except per share, percent and GDV amounts)
Net operations fees	$3,003	$2,430	$1,941	23.6%	25.2%
Net assessments	1,064	896	997	18.8%	(10.1)%

Total revenue	4,068	3,326	2,938	22.3%	13.2%
General and administrative	1,758	1,505	1,352	16.8%	11.4%
Advertising and marketing	1,080	1,052	1,008	2.7%	4.3%
Litigation settlements	3	25	75	(86.4)%	(66.8)%
Charitable contributions to the MasterCard Foundation	20	415	—	(95.2)%	**
Depreciation and amortization	98	100	110	(2.1)%	(9.2)%

Total operating expenses	2,959	3,097	2,545	(4.4)%	21.7%
Operating income	1,108	229	393	382.8%	(41.6)%
Total other income (loss)	563	65	14	771.0%	357.0%

Income before income tax expense	1,671	294	407	468.2%	(27.8)%
Income tax expense	586	244	140	140.0%	73.5%

Net income	$1,086	$50	$267	2063.6%	(81.2)%

Net income per share (basic)[1]	$8.05	$.37	$1.98	2075.7%	(81.3)%
Weighted average shares outstanding (basic)[1]	135	135	135	—	—
Net income per share (diluted)[1]	$8.00	$.37	$1.98	2062.2%	(81.3)%
Weighted average shares outstanding (diluted)[1]	136	136	135	—	—
Effective income tax rate	35.0%	82.9%[2]	34.5%	**	**
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)[3]	2,276	1,922	1,655	18.4%	16.1%
Processed transactions[4]	18,748	16,137	13,733	16.2%	17.5%

*	Note that the figures in this table may not sum due to rounding
**	Not Meaningful, See “ —Operating Expenses” and “—Income Taxes” for more information.

[1]

In connection with our ownership and governance transactions in 2006, we reclassified all of our approximately 100 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

[2]

The 2006 effective tax rate includes the impact of a $395 million donation of shares of Class A common stock to the Foundation, a charitable contribution which is not deductible for tax purposes. See “—Income Taxes” for more information.

[3]

In 2007, we updated GDV to exclude commercial funds transfers in China, which are generally transactions that facilitate the transfer of funds between bank branches but do not involve traditional cash withdrawals or balance transfers. Data for 2006 and 2005 have been restated to be consistent with this approach.

[4]

The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions. In 2006, we updated our transaction detail to remove certain online debit transactions which did not result in a flow of funds, for example balance inquiry or failed transactions. Management determined that it would be more appropriate to exclude such transactions from the processed transactions calculation. The processed transactions in 2005 have been restated to be consistent with the calculation of processed transactions in 2006. Revenue has not been impacted by this change.

Operations Fees

The significant components in operations fees are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2007	2006	2005	2007	2006	2007	2006
	(In millions, except percents)
Authorization, settlement and switch	$1,382	$1,169	$1,055	$213	$114	18.2%	10.8%
Currency conversion and cross border	868	622	317	246	305	39.5%	96.2%
Acceptance development fees	271	217	171	54	46	24.9%	26.9%
Warning bulletin fees	74	70	70	4	—	5.7%	—
Connectivity	101	84	63	17	21	20.2%	33.3%
Consulting and research fees	88	76	63	12	13	15.8%	20.6%
Other operations fees	551	449	378	102	71	22.7%	18.8%

Gross operations fees	3,335	2,687	2,117	648	570	24.1%	26.9%
Rebates	(332)	(257)	(176)	(75)	(81)	29.2%	46.0%

Net operations fees	$3,003	$2,430	$1,941	$573	$489	23.6%	25.2%

•

Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems, increasing 16.2% and 17.5% in 2007 and 2006, respectively. In 2007, approximately 2% of this increase in revenue was attributable to higher utilization and pricing increases for stand-in authorization services. Stand-in occurs when the issuer’s primary authorization routing options fail and MasterCard approves the requests on behalf of the issuer based on pre-defined issuer parameters. These increases in revenues were partially offset in 2007 and 2006 by 0.9% and 3.0%, respectively, due to the implementation of price changes in April 2006 to make our pricing compliant with the Single European Payment Area (“SEPA”) initiative. The SEPA price changes were slightly positive on a total gross revenue basis; however, these changes impact individual revenue categories, in particular authorization, settlement and switch, currency conversion and cross-border revenues and assessments. In addition, settlement revenue increased $3 million in 2007 and declined $15 million in 2006 relating to foreign exchange gains due to exchange rate volatility on settlement activities.

•

Currency conversion and cross-border revenues increased due to an increase in cross-border volumes of 21.1% and 14.7% in 2007 and 2006, respectively, and due to the restructuring of currency conversion pricing in April 2006. We restructured our currency conversion pricing by initiating a charge to our issuers, and, in most regions, acquirers for all cross-border transactions regardless of whether we perform the currency conversion or it is performed by a third party at the point of sale. We also generally decreased the price we charge our issuers for currency conversion. Of the increases, $31 million and $108 million in 2007 and 2006, respectively, were due to the reclassification of certain assessment revenues in Europe to cross-border volume revenue.

•

Acceptance development fees increased in 2007 and 2006 primarily due to increased volumes and the introduction of a new fee. The new fee was implemented in June 2007 which resulted in a 7.5% increase in acceptance development fees in 2007 compared to 2006. In addition, we began an exclusivity relationship with one merchant in the fourth quarter of 2006 that increased transaction volumes and accordingly, acceptance development fees by 3.1% in 2007.

•	Warning bulletin fees fluctuate with our customer requests for distribution of invalid or fraudulent account information.

•	Connectivity revenues increased due to increased volumes.

•

Consulting and research fees increased, primarily due to new engagements with our customers in 2007 and 2006. Our business agreements with certain customers may include consulting services as an incentive. Approximately 38.2% of consulting and research fees in 2007, as compared to 36.9% in 2006, were generated by new engagements which were provided to customers as a component of incentive agreements. This type of incentive increases consulting fees and reduces assessments.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. No increase in any component of other operations fees was material, other than the following:

Implementation of a new account enhancement program which resulted in an increase of $24 million in 2007.
Transactions from U.S. acquirers with non-U.S. issuers increased, accordingly, revenue from these transactions increased by $16 million and $8 million in 2007 and 2006, respectively.
Cardholder services increased $7 million and $13 million in 2007 and 2006, respectively, due to an increase in account growth.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to renewals of customer agreements, ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 10.0%, 9.6% and 8.3% in 2007, 2006 and 2005, respectively.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2007	2006	2005	2007	2006	2007	2006
	(In millions, except percents)
Gross assessments	$2,056	$1,790	$1,631	$266	$159	14.9%	9.7%
Rebates and incentives	(992)	(894)	(634)	(98)	(260)	11.0%	41.0%

Net assessments	$1,064	$896	$997	$168	$(101)	18.8%	(10.1)%

GDV growth was 14.4% and 15.4% in 2007 and 2006, respectively, when measured in local currency terms, and 18.4% and 16.1% when measured on a U.S. dollar converted basis. In 2007, gross assessments also grew due to an increase in assessable volumes for market development programs in specific countries within Europe. In 2006, a portion of our GDV growth related to an increase in online debit transactions which are priced at a lower assessment rate compared to credit and offline debit transactions. Accordingly, gross assessments in 2006 increased at a lower rate than GDV. In addition, revenue growth rates in 2007 and 2006 were impacted by a reclassification of $31 million and $108 million, respectively, from assessments to currency conversion and cross-border revenues, offset by $12 million and $33 million, respectively, in pricing increases related to our SEPA pricing changes. The increase in 2007 and 2006 gross assessments, excluding the net impact of the reclassifications and increase from the April 2006 pricing modifications from each period, would have been 11.3% and 14.3%, respectively.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or the execution of marketing programs. The rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives as a percentage of gross assessments were 48.2%, 49.9% and 38.9% in 2007, 2006 and 2005, respectively. As gross assessments increase at a faster rate than rebates and incentives, the ratio of rebates and incentives to gross assessments will decline. Non-GDV performance-based incentives vary depending on the agreement terms and the timing of our customer’s performance. Accordingly, our incentives for non-GDV performance metrics, such as the issuance of new cards, the launch of new programs or the execution of marketing programs, impact the relationship between gross assessments and net assessments. In 2007, 2006 and 2005, rebates and incentives compared to gross assessments fluctuated with the timing and structure of pricing arrangements with certain large customers and merchants.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and market development, U.S. merchant lawsuit and other litigation settlements, contributions to the Foundation and depreciation and amortization expenses. In 2007, there was a decrease in operating expenses of $137 million, or 4.4% compared to 2006. As described above, the following table shows a reconciliation of operating expenses excluding special items and as adjusted to the most directly comparable GAAP measure, which management believes creates a more meaningful comparison of results between periods:

	For the twelve months ended December 31, 2007			For the twelve months ended December 31, 2006
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percents)
General and Administrative	$1,758	$—	$1,758	$1,505	$—	$1,505	16.8%	16.8%
Advertising and Marketing	1,080	—	1,080	1,052	—	1,052	2.7%	2.7%
Litigation Settlements	3	(3)	—	25	(25)	—	(86.4)%	—
Charitable Contributions	20	—	20	415	(395)[1]	20	(95.2)%	—
Depreciation and Amortization	98	—	98	100	—	100	(2.1)%	(2.1)%

Total operating expenses	$2,959	$(3)	$2,956	$3,097	$(420)	$2,677	(4.4)%	10.4%

Total operating expenses as a percentage of total revenues	72.8%		72.7%	93.1%		80.5%

[1]	Contribution of stock to the MasterCard Foundation

In 2006, there was an increase in operating expenses of $552 million, or 21.7% compared to 2005. During 2005, operating expenses as a percentage of total revenues was 86.6%, including two special items of litigation settlements for $75 million and $19 million for an adjustment to reflect our accounting methodology change for cash-based executive incentive plans. Excluding the two special items in 2005, operating expenses as a percentage of total revenues was 83.4% and the as adjusted increase in operating expenses was $227 million, or 9.2%, in 2006 compared to 2005.

General and Administrative

The major components of general and administrative expenses are as follows:

	For the years ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2007	2006	2005	2007	2006	2007	2006
	(In millions, except percents)
Personnel	$1,156	$966	$890	$190	$76	19.7%	8.5%
Professional fees	220	180	135	40	45	22.2%	33.3%
Travel and entertainment	106	97	84	9	13	9.3%	15.5%
Telecommunications	71	70	71	1	(1)	1.4%	(1.4)%
Data processing	63	59	62	4	(3)	6.8%	(4.8)%
Other	142	133	110	9	23	6.8%	20.9%

General and administrative expenses	$1,758	$1,505	$1,352	$253	$153	16.8%	11.3%

•

Personnel consists of employee compensation, benefits, training, recruiting and severance costs, as well as contractor and temporary personnel costs. Personnel increased in 2007 and 2006 for additional staff to support customer-facing, technology and product areas. In addition, we increased personnel performance incentive accruals, as a result of better performance against company objectives. Partially offsetting the increase in 2006 were the following activities in 2005:

-	Changing our methodology of recognizing the cost of executive incentive cash award plans, which resulted in a catch-up adjustment of $19 million.
-	Updating the assumptions for our actuarial determined severance plan accrual which resulted in higher severance costs of $20 million.

•

Professional fees consist of expenses for consulting, legal, accounting and tax services. Professional fees increased in 2007 and 2006 primarily due to consulting services used to execute our strategy and legal costs to defend our outstanding litigation.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings and accordingly have increased with the corresponding increase in our business activity. In 2006, there also was increased travel for 2006 World Cup soccer related activities.

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

Advertising and Marketing

Our approach to advertising and marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated program designed to increase MasterCard brand awareness/preference and usage of MasterCard cards. Advertising and market development expenses increased

$28 million, or 2.7%, in 2007 and increased $44 million, or 4.3%, in 2006. The growth in 2007 primarily related to the impact of foreign currency fluctuation of the euro to the U.S. dollar. In addition, in 2007 and 2006 the timing of certain advertising and market development expenses varied due to their relationship to specific sponsorships or promotions. We intend to continue to sponsor diverse events aimed at multiple target audiences.

In 2007, our advertising and marketing activities supported multiple sponsorships. In 2006, however we allocated a significant amount of resources to support the sponsorship of the 2006 World Cup soccer events. During 2007, we reached an agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. Costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs are included within advertising and marketing. In 2007, these costs increased due to new program benefits and an increase in account growth.

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets. Our marketing initiatives continue to support our customer-focused strategy. We are committed to maintaining and enhancing our brands and image through advertising and marketing efforts on a global scale. We will continue to invest in marketing programs at the regional and local levels.

Merchant Lawsuit and Other Litigation Settlements

In the first quarter of 2003, we recorded a pre-tax charge of $721 million ($469 million after-tax) consisting of (i) the monetary amount of the U.S. merchant lawsuit settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. merchant lawsuit settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. merchant lawsuit settlement agreement by the court and other factors. We are also a party to a number of other litigations. Based upon litigation developments and/or settlement negotiations in these other litigations and pursuant to Statement of Financial Standards No. 5, “Accounting for Contingencies”, we recorded reserves for certain of these other litigations in 2006 and 2007. See Notes 18 and 20 to the Consolidated Financial Statements included in Item 8. Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows (in millions):

Balance as of December 31, 2005	$605
Reserve for litigation settlements	25
Interest accretion on U.S. merchant lawsuit	43
Payments	(196)

Balance as of December 31, 2006	477
Reserve for litigation settlements	3
Interest accretion on U.S. merchant lawsuit	38
Payments	(114)

Balance as of December 31, 2007	$404

Contribution Expense—Foundation

In May 2006, in conjunction with our initial public offering (“IPO”), we issued 13,496,933 shares of our Class A common stock as a donation to the Foundation, which is incorporated in Canada and controlled by directors who are independent of us and our customers. The Foundation builds on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology, and develop the skills necessary to succeed in a diverse and global work force. In addition, the Foundation supports organizations that provide microfinance programs and services to financially disadvantaged persons and communities to enhance local economies and develop entrepreneurs. In connection with the donation of the Class A common stock, we recorded an expense of $395 million which was equal to the aggregate value of the shares we donated. In both 2007 and 2006, we recorded expenses of $20 million for cash donations we made to the Foundation, completing our intention at the time of the IPO to donate approximately $40 million in cash to the Foundation in support of its operating expenses and charitable disbursements for the first four years of its operations. We may make additional cash contributions to the Foundation in the future. The cash and stock donations to the Foundation are generally not deductible by MasterCard for tax purposes. As a result of this difference between the financial statement and tax treatments of the donations, there was a significant increase in our effective income tax rate for the year ended December 31, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2 million and $10 million in 2007 and 2006, respectively. These decreases were primarily related to certain assets becoming fully depreciated. Depreciation and amortization will increase as we continue to invest in leasehold and building improvements, data center equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

•

Investment income increased $405 million in 2007 and $64 million in 2006. The increase in 2007 was primarily due to gains realized on the sale of a significant portion of our investment in Redecard S.A. in Brazil, partially offset by a $9 million impairment of a short-term bond fund and $7 million of realized losses. See Note 4 to the Consolidated Financial Statements included in Item 8 of this Report, for more information about Redecard S.A. The increase in 2006 compared to 2005 was primarily driven by interest income from higher cash and short-term investment balances principally relating to the proceeds received from our IPO, increases in interest rates and dividends received.

•

Interest expense decreased $4 million in 2007 and $9 million in 2006. The decrease in both years relates to lower interest accretion relating to the U.S. merchant lawsuit. In addition, in 2006, interest expense decreased due to a refund of interest assessed in an audit of the Company’s federal income tax return, as well as reduced interest reserve requirements for our tax reserves.

•

Other income, net increased $89 million in 2007 and decreased $23 million in 2006. The increase in 2007 was primarily due to a settlement agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. The organization which operates the World Cup soccer events agreed to pay us $90 million to resolve all disputes. See Note 24 to the Consolidated Financial Statements included in Item 8 of this Report. The decrease in 2006 compared to 2005 primarily related to a $18 million settlement the Company received in resolution of a dispute of a customer agreement and $9 million in gains relating to the sale of two affiliated investments which were realized in 2005.

Income Taxes

The effective income tax rates for the years ended December 31, 2007, 2006 and 2005 were 35.0%, 82.9% and 34.5%, respectively. The changes in the effective income tax rate in 2007 compared to 2006 and 2006 compared to 2005 primarily related to a non-deductible charitable contribution of shares of MasterCard Class A common stock to the Foundation in 2006. The components impacting the effective income tax rates as compared to the U.S. federal statutory tax rate of 35.0% are as follows:

	For the years ended December 31,
	2007		2006		2005
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
Income before income tax expense	$1,671		$294		$407
Federal statutory tax	$585	35.0%	$103	35.0%	$143	35.0%
State tax effect, net of federal benefit	28	1.6	6	1.8	4	0.9
Non-deductible charitable stock contribution	—	—	138	47.0	—	—
Foreign tax effect, net of federal benefit	(12)	(0.7)	(6)	(1.9)	5	1.1
Non-deductible expenses and other differences	(3)	(0.2)	13	4.4	(3)	(0.5)
Tax exempt income	(12)	(0.7)	(10)	(3.4)	(8)	(2.0)

Income tax expense	$586	35.0%	$244	82.9%	$141	34.5%

Our effective income tax rate for the year ended December 31, 2006 included the impact of the $395 charitable contribution of MasterCard Class A common stock to the Foundation. MasterCard recorded a significant expense equal to the value of the Class A common stock we donated to the Foundation. Under the terms of the contribution to the Foundation, this contribution is generally not deductible by MasterCard for tax purposes. Accordingly, as a result of the significant difference between the financial statement and tax treatments of the donation, the calculation of an effective tax rate for the 2006 period is not meaningful. The significant impact on our effective tax rate was as follows:

	GAAP Actual	GAAP Effective Tax Rate	Stock Donation	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
	(In millions, except percents)
Twelve months ended December 31, 2006:

Income before income taxes	$294	82.9%	$395	$689	35.4%
Income tax expense[1]	244			244

Net Income	$50			$445

[1]	Income tax expense has been calculated with and without the impact of the stock contribution to the Foundation.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At December 31, 2007 and 2006, we had $3.0 billion and $2.5 billion, respectively, of cash, cash equivalents and available-for-sale securities with which to manage operations. In addition, we expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs for the next twelve months. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors—Legal and Regulatory Risks” in Item 1A of this Report. See also Note 20 to the Consolidated Financial Statements included in Item 8 of this Report.

				Percent Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions, except percents)
Cash Flow Data:
Net cash provided by operating activities	$770	$650	$273	18.4%	138.3%
Net cash provided by (used in) investing activities	315	(676)	(34)	146.6%	(1,909.3)%
Net cash (used in) provided by financing activities	(658)	638	—	(203.1)%	—

Balance Sheet Data:
Current assets	$4,592	$3,577	$2,228	28.4%	60.6%
Current liabilities	2,363	1,812	1,557	30.5%	16.4%
Long-term liabilities	865	902	970	(4.1)%	(7.0)%
Stockholders’ equity	3,027	2,364	1,169	28.0%	102.2%

Net cash provided by operating activities for the year ended December 31, 2007 was $770 million compared to $650 million in 2006 and $273 million in 2005. In 2007, the increase in cash from operations was due to higher net income less the realized pre-tax gain on RedeCard S.A. which is classified as an investing activity. Offsetting the increase in cash from operations was higher income tax payments, including approximately $137 million for taxes relating to the realized gain on RedeCard S.A. In 2006, the increase in cash from operations was primarily due to stronger operating performance, higher accounts payable and customer and merchant incentive accruals, partially offset by higher payments for litigation.

Net cash provided by investing activities in 2007 primarily relates to net sales of available-for-sale securities, including the sale of a significant portion of our Redecard S.A. shares. We sold all of our remaining investment Redecard S.A. in the first quarter of 2008. Cash provided by investing activities in 2007 was partially offset by cash used for investments in leasehold and building improvements to support increased workforce, data center equipment and capitalized software to expand our core functionality, including development of a new processing platform. In conjunction with this development project, we capitalized approximately $32 million of costs during 2007.

Net cash used for investing activities in 2006 was primarily due to net purchases of available-for-sale-securities as a result of the additional funds from the IPO proceeds and our investment in capitalized software to support our growing business and strategic initiatives. In 2005, cash used in investing activities was not significant.

Cash used for financing activities in 2007 primarily relates to the repurchase of approximately $601 million of shares of our Class A common stock through a repurchase plan and payment of $74 million in dividends to our shareholders. The net cash provided by financing activities increased in 2006 as a result of the proceeds received from the sale of Class A common stock to investors in the IPO (including the proceeds received pursuant to the underwriters’ option to purchase additional shares) of approximately $2.5 billion, which was offset by $1.8 billion for the redemption of Class B common stock and a $12 million dividend payment.

Under the terms of the U.S. merchant lawsuit settlement agreement, we are required to pay $100 million annually each December through the year 2012. In addition, for the years ended December 31, 2007, 2006 and 2005, we made payments of $14 million, $96 million and $15 million, respectively, for certain other litigation settlements.

On December 6, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 11, 2008 to holders of record on January 11, 2008 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20 million as of December 31, 2007.

On February 5, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 9, 2008 to holders of record on April 9, 2008 of our Class A common stock and Class B common stock. The aggregate amount needed for this dividend is estimated to be $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On April 27, 2007, we extended our committed 3-year unsecured $2.5 billion revolving credit facility (the “Credit Facility”) with certain financial institutions for one year. The new expiration date of the Credit Facility is April 27, 2010. Borrowings under the Credit Facility are available to provide liquidity in the event of one or more settlement failures by our customers and, subject to a limit of $500 million, for general corporate purposes. The facility fee and borrowing cost are contingent upon our credit rating. At our current rating, we pay a facility fee of 8 basis points on the total commitment, or $2 million annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points (the LIBOR margin) or an alternative base rate. A utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. We were in compliance with the covenants of the Credit Facility as of December 31, 2007. There were no borrowings under the Credit Facility at December 31, 2007 or 2006. The majority of the Credit Facility lenders are customers or affiliates of customers of MasterCard International.

MasterCard Europe has an additional uncommitted credit agreement totaling 100 million euros. The interest rate under this facility is Euro LIBOR plus 50 basis points per annum for amounts below 100 million euros and Euro LIBOR plus 250 basis points for amounts over the 100 million euro limit. For drawings in currencies other than the euro, interest will be charged at the above margins over the relevant currency base rate. There were no material borrowings under this agreement at December 31, 2007 or 2006. HSBC Bank plc is the lender of this facility and is a customer and member of MasterCard International.

Our Standard & Poor’s counterparty credit rating is BBB+ and our subordinated debt rating is BBB, with a stable outlook. Our access to capital and liquidity has been sufficient with these ratings.

Future Obligations

The following table summarizes our obligations as of December 31, 2007 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(In millions)
Capital leases[1]	$56	$9	$6	$4	$37
Operating leases[2]	116	42	40	13	21
Sponsorship, licensing & other agreements3 4	616	362	188	58	8
Litigation settlements[5]	507	107	200	200	—
Debt[6]	232	83	149	—	—

Total	$1,527	$603	$583	$275	$66

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $497 million as of December 31, 2007 related to customer and merchant agreements.

[4]

We have included our current liability of $11 million relating to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[6]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at December 31, 2007 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Related Parties

A significant portion of our revenue is concentrated among our five largest customers. In 2007, the net revenues from these customers were approximately $1.2 billion, or 30.7% of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report.

Seasonality

During the fourth quarter, a combination of factors may cause our quarter profitability to decline. While gross revenues can be positively impacted by increases in purchase volume relating to the holiday shopping period, rebates and incentives may also increase. Operating expenses may also be higher than other quarters due to additional advertising and promotions relating to the holiday period plus increases in personnel incentives for exceeding the Company’s objectives.

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

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Revenue Recognition
Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Total net assessment revenues included an estimate as of the end of the period for 26%, 26% and 15% of those net assessment revenues, representing 7%, 7% and 5% of total net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Our revenue recognition policies are fully described in our Consolidated Financial Statements in Item 8.	Our assessment revenues that are based on quarterly GDV are recorded utilizing an estimate of our customers’ performance. Such estimates are subsequently validated against performance reported by our customers. Differences are adjusted in the period the customer reports. Customers’ performance is estimated by using historical performance, member reported information, transactional information accumulated from our systems and discussions with our customers.	If our customers’ actual performance is not consistent with our estimates of their performance, revenues may be materially different than initially recorded. Historically, our estimates have differed from the actual performance by less than 5% of the estimates on a quarterly basis.

Rebates and incentives are estimated.	Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements.	If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially recorded.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 and 20 to the Consolidated Financial Statements in Item 8, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Discount Rate for Merchant Lawsuit Settlement

We have entered into a settlement agreement in connection with the U.S. merchant lawsuit. This settlement was discounted over the ten year payment term of the settlement.	We estimated the discount rate we used to calculate the present value of our obligations under the Settlement Agreement in 2003 to be 8%. The discount rate used was a matter of management judgment at the time of the settlement, which considered our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.	A one percent increase in the discount rate would increase annual interest expense by approximately $4 million in 2007, and declining amounts thereafter. The reverse impact would be experienced for a one percent decrease in the discount rate.

Goodwill and Intangible Assets (except Capitalized Software)

We perform analyses of goodwill and intangible assets on an annual basis or sooner if indicators of impairment exist. This evaluation utilizes a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of the carrying amount over fair value.	The test methods employed in performing the analyses involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data. We utilize independent valuation experts, if needed.	If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with goodwill and/or intangible assets. The carrying value of goodwill and intangible assets, excluding capitalized software, was $457 million, including $214 million of unamortizable customer relationships, as of December 31, 2007.

We determined customer relationships, an intangible asset, have an indefinite life. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.	We completed our annual impairment testing for all other goodwill and intangibles using the methodology described herein, and no significant impairment charges were recorded for the year ended December 31, 2007.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Income Taxes

In calculating our effective tax rate, we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions, establishment of reserves for credits and audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset subject to a valuation allowance in excess of the deferred tax asset net of that valuation allowance or if we were unable to realize such a net deferred tax asset; an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.

We record tax liabilities for uncertain tax positions taken or to be taken on tax returns that may not be sustained or would only partially be sustained, upon examination by the relevant taxing authorities.	We considered all relevant facts and current authorities in the tax law in assessing whether an uncertain tax position was more likely than not to be sustained.	If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained this would decrease or increase earnings, in the period. In certain situations, the Company will have offsetting tax deductions or tax credits.

We do not record US income tax expense for foreign earnings which we plan to reinvest to expand our international operations.	We considered business plans, planning opportunities, and expected future outcomes in assessing the needs for future expansion and support of our international operations.	If our business plans change or our future outcomes differ from our expectations, additional US income tax expense would have to be recorded which would increase our effective tax rate in that period.

Capitalized Software

Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets.	We are required to make judgments to determine if each project will satisfy its intended use. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project.	If actual results are not consistent with our judgments, we may be exposed to an impairment charge. The net carrying value of capitalized software as of December 31, 2007 was $104 million.

On a quarterly basis, we perform impairment analyses on various technologies. During the year ended December 31, 2007, no significant impairment charges were recorded.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Pensions and Postretirement Benefit Plans

The Company maintains a noncontributory defined benefit pension plan with a cash balance feature covering most of its U.S. employees. This pension plan credits participants annually with an amount equal to a fixed percentage of eligible pay based on age and service, as well as providing earnings credits based on each participant’s account balance. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Company also maintains a postretirement plan providing health coverage and life insurance benefits for most of its U.S. employees and retirees.	The discount rates for the Company’s pension and postretirement plans are subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate for each plan, we performed an analysis which matched the plans expected cash flows (determined on PBO basis) with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. For the pension plan, our discount rate of 6.00% as of December 31, 2007 is 25 basis points greater than the 5.75% rate used in calculating the projected benefit obligation for 2006. For the postretirement plan, our discount rate of 6.25% as of December 31, 2007 is 50 basis points greater than the 5.75% rate used in calculating the projected benefit obligation for 2006.	A quarter of a percentage point decrease in our discount rate would increase our pension projected benefit obligation by $1.4 million, and increase our postretirement projected benefit obligation by $1.7 million. These decreases would have a negligible effect on our annual pension and postretirement expense. An approximately equal, but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate.

Certain assumptions are used in the determination of the annual costs for our pension and postretirement plans and the disclosure of the funded position of our plans. Key assumptions include the discount rate used to measure each of the plans’ projected benefit obligation for pension and postretirement, the expected rate of return on pension plan assets and the health care cost trend rate for our postretirement plan.

Net actuarial gains and/or losses in our benefit plans are amortized on straight-line basis over the expected average remaining service of active participants expected to benefit under the plans.

We determine the expected return on plan assets primarily based on long-term historical returns in equity and fixed income markets. The expected rate of our pension plan assets is 8.5% for the years ended December 31, 2007, 2006 and 2005.

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
Postemployment Benefit Plan
We have a formal severance plan which sets forth the guidelines with respect to severance payments to salaried employees whose normal assignment is within the United States. Approximately 3,400 of our employees are covered by the Plan. Severance benefits are determined primarily by years of service and career level in accordance with either a standard or enhanced payment schedule, which is determined by the cause of the severance action. Certain assumptions are used in the determination of the liability for expected future severance obligations. Key assumptions include the number of severed participants, number of severed individuals by career level, benefit package and discount rate.

The assumption for the number of severed participants used in the calculation was 100, 120 and 100 for 2007, 2006 and 2005, respectively. The career levels for these individuals was estimated using historical experience as a base, adjusted for a number of strategic and human resource initiatives implemented during these years. We review historical trends and future expectations when determining the type of benefits to be offered to the severed participants.

The discount rate for our postemployment plan is subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate, we performed an analysis which matched the plans expected cash flows with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. Our discount rate of 5.50% as of December 31, 2007 is the same as the rate used in calculating the severance obligations for 2006.

A 5% increase in the number of severed participants would increase our severance obligations by $1.5 million. An equal but opposite effect would be experienced for a 5% decrease in the number of participants.

A quarter of a percentage point decrease or increase in our discount rate would have an impact of approximately $0.4 million on our severance obligations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements required or permitted under other accounting pronouncements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB agreed to defer the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Company on January 1, 2008 for financial assets and liabilities. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115. SFAS 159 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated results of operations or financial position.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on certain equity shares and options as an increase to additional paid-in capital. The benefit should be included in the pool of excess tax benefits available to absorb potential future tax liabilities on share-based payment awards. EITF 06-11 should be applied prospectively for share-based awards declared beginning January 1, 2008. The company does not believe the adoption of EITF 06-11 will have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces FAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any; that the adoption of this Statement will have on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in process of evaluating the impact, if any; that the adoption of this Statement will have on the Company’s consolidated results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the board of directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at December 31, 2007 as compared to December 31, 2006.

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

At December 31, 2007 and 2006, forward currency contracts against the U.S. dollar were both purchased (with notional amounts of $40 million and $35 million, respectively) and sold (with notional amounts of $22 million and $17 million, respectively). Based on the year end 2007 and 2006 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the U.S. dollar is estimated to create a fair value loss valued at $2 million at both December 31, 2007 and 2006.

At December 31, 2007, there were no forward currency contracts purchased against the euro. At December 31, 2006, forward currency contracts against the euro were purchased (with notional amounts of $121 million). At December 31, 2007 and 2006, forward currency contracts against the euro were sold (with notional amounts of $50 million and $45 million, respectively). Based on the year end 2007 and 2006 foreign exchange positions, the effect of a hypothetical 10 percent weakening and strengthening of the euro, respectively, is estimated to create a fair value loss valued at $6 million and $7 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, there were no forward currency contracts purchased against the Brazilian real. At December 31, 2006, forward currency contracts against the Brazilian real were purchased (with notional amounts of $11 million). Based on the year end 2006 foreign exchange positions, the effect of a hypothetical 10 percent strengthening of the Brazilian real is estimated to create a fair value loss valued at $1 million.

At December 31, 2007, MasterCard’s investment in Redecard S.A. was subject to foreign exchange risk. Based on the year end 2007 foreign exchange positions, the effect of a hypothetical 10 percent weakening of the Brazilian real is estimated to create a loss valued at $9 million.

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the extent that the timeframe between setting the foreign exchange rates and clearing the financial transactions is typically one business day and by limiting the supported settlement currencies to the U.S. dollar or one of nineteen other transaction currencies. The remaining 145 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our debt instruments, which we hold as available-for-sale investments. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. Based on the net present value of expected future cash flows, a 100 basis point increase in interest rates, assuming a parallel shift of the yield curve, would result in fair value changes and an unrealized loss recorded in other comprehensive income of $23 million and $25 million for 2007 and 2006, respectively. Our held-to-maturity investments are not subject to interest rate movements.

Our interest rate sensitive liabilities consist of $80 million of subordinated debt securities. A 100 basis point decrease in rates, assuming a parallel shift of the yield curve, would result in a fair value loss of $1 million and $2 million for December 31, 2007 and 2006, respectively. See Note 4 to the Consolidated Financial Statements in Item 8.

At December 31, 2007 and 2006, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. At December 31, 2007 and 2006, we had no material borrowings. See Note 13 to the Consolidated Financial Statements in Item 8.

Equity Price Risk

We own trading securities, which are comprised of equity securities selected to offset obligations in connection with an executive compensation plan. At December 31, 2007, the effect of a hypothetical 10 percent decline in market value would be immaterial. At December 31, 2006, the effect of a hypothetical 10 percent decline in market value was $1 million. To the extent the executive compensation plan remains in a net appreciation position, an offsetting gain would be recorded in general and administrative expense.

At December 31, 2007, MasterCard’s investment in Redecard S.A., which is classified as an available-for-sale security was subject to equity price risk. At December 31, 2007, the effect of a hypothetical 10 percent decline in market value would be $10 million. Subsequent to December 31, 2007, we sold all of our remaining investment in Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $86 million.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 19 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”.

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 20, 2008

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,659,295	$1,185,080
Investment securities, at fair value:
Trading	2,561	12,261
Available-for-sale	1,308,126	1,286,580
Accounts receivable	532,633	451,261
Settlement due from members	712,558	311,953
Restricted security deposits held for members	142,052	109,897
Prepaid expenses	156,258	130,849
Other current assets	78,258	89,348

Total Current Assets	4,591,741	3,577,229
Property, plant and equipment, at cost (less accumulated depreciation of $250,888 and $220,720)	290,200	252,731
Deferred income taxes	263,143	216,782
Goodwill	239,626	217,013
Other intangible assets (less accumulated amortization of $347,977 and $309,110)	320,758	271,373
Municipal bonds held-to-maturity	192,489	193,477
Prepaid expenses	274,962	235,654
Other assets	87,122	118,211

Total Assets	$6,260,041	$5,082,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$252,391	$278,656
Settlement due to members	604,212	286,059
Restricted security deposits held for members	142,052	109,897
Obligations under U.S. merchant lawsuit and other litigation settlements—current (Notes 18 and 20)	107,235	117,275
Accrued expenses	1,071,557	936,427
Short-term debt	80,000	—
Other current liabilities	105,895	83,276

Total Current Liabilities	2,363,342	1,811,590
Deferred income taxes	71,278	66,198
Obligations under U.S. merchant lawsuit and other litigation settlements (Notes 18 and 20)	297,201	359,640
Long-term debt	149,824	229,668
Other liabilities	346,469	246,395

Total Liabilities	3,228,114	2,713,491
Commitments and Contingencies (Notes 17 and 20)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 91,243,433 and 79,631,983 shares issued and 87,321,541 and 79,631,983 outstanding, respectively	9	8
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 43,948,778 and 55,337,407 shares issued and outstanding, respectively	5	6
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,664 and 1,600 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,312,380	3,289,879
Class A treasury stock, at cost, 3,921,892 and no shares, respectively	(600,532)	—
Retained earnings (accumulated deficit)	37,699	(1,029,196)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	216,651	119,655
Defined benefit pension and other postretirement plans, net of tax	(3,555)	(11,402)
Investment securities available-for-sale, net of tax	64,650	(3,065)
Derivatives accounted for as hedges, net of tax	—	(1,526)

Total accumulated other comprehensive income	277,746	103,662

Total Stockholders’ Equity	3,027,307	2,364,359

Total Liabilities and Stockholders’ Equity	$6,260,041	$5,082,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenues, net	$4,067,599	$3,326,074	$2,937,628
Operating Expenses
General and administrative	1,758,388	1,505,185	1,351,082
Advertising and marketing	1,080,057	1,051,870	1,008,268
Litigation settlements	3,400	24,957	75,158
Charitable contributions to the MasterCard Foundation	20,000	414,785	—
Depreciation and amortization	97,642	99,782	109,936

Total operating expenses	2,959,487	3,096,579	2,544,444

Operating income	1,108,112	229,495	393,184
Other Income (Expense)
Investment income, net	530,400	124,994	60,867
Interest expense	(57,277)	(61,151)	(70,158)
Other income (expense), net	90,197	834	23,445

Total other income (expense)	563,320	64,677	14,154

Income before income taxes	1,671,432	294,172	407,338
Income tax expense	585,546	243,982	140,619

Net Income	$1,085,886	$50,190	$266,719

Basic Net Income per Share (Note 2)	$8.05	$.37	$1.98

Basic Weighted average shares outstanding (Note 2)	134,887	135,411	134,969

Diluted Net Income per Share (Note 2)	$8.00	$.37	$1.98

Diluted Weighted average shares outstanding (Note 2)	135,695	135,779	134,969

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Activities
Net income	$1,085,886	$50,190	$266,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,642	99,782	109,936
Gain on sale of Redecard S.A. available-for-sale securities	(390,968)	—	—
Charitable contribution of common stock to the MasterCard Foundation	—	394,785	—
Share based payments (Note 16)	58,213	19,181	—
Stock units settled in cash for taxes	(11,334)	—	—
Tax benefit for share based compensation	(15,430)	—	—
Impairment of available-for-sale securities	8,719	—	—
Accretion of imputed interest on litigation settlement	38,046	42,798	47,183
Deferred income taxes	(5,492)	32,267	(54,036)
Other	15,121	9,746	12,182
Changes in operating assets and liabilities:
Trading securities	9,700	10,211	4,935
Accounts receivable	(60,984)	(93,428)	(64,189)
Settlement due from members	(356,305)	(75,553)	(15,496)
Prepaid expenses	(19,859)	42,623	(52,170)
Other current assets	(7,538)	7,813	(17,123)
Prepaid expenses, non-current	(28,398)	(30,555)	(123,692)
Accounts payable	(30,650)	89,382	4,111
Settlement due to members	276,144	89,739	11,471
Litigation settlement accruals	(110,525)	(170,883)	(39,777)
Accrued expenses	176,716	86,859	220,789
Net change in other assets and liabilities	41,157	45,204	(37,995)

Net cash provided by operating activities	769,861	650,161	272,848

Investing Activities
Purchases of property, plant and equipment	(81,587)	(61,204)	(43,866)
Capitalized software	(74,835)	(33,264)	(38,137)
Purchases of investment securities available-for-sale	(3,578,357)	(3,815,115)	(2,834,321)
Proceeds from sales and maturities of investment securities available-for-sale	4,042,011	3,233,725	2,883,709
Other investing activities	7,909	(368)	(1,040)

Net cash provided by (used in) investing activities	315,141	(676,226)	(33,655)

Financing Activities
Cash received from sale of common stock, net of issuance costs	—	2,449,910	—
Cash payment for redemption of common stock	—	(1,799,937)	—
Dividends paid	(74,002)	(12,373)	—
Cash proceeds from exercise of stock options	1,597	—	—
Tax benefit for share based compensation	15,430	—	—
Purchase of treasury stock	(600,532)	—	—

Net cash (used in) provided by financing activities	(657,507)	637,600	—

Effect of exchange rate changes on cash and cash equivalents	46,720	28,272	(22,916)

Net increase in cash and cash equivalents	474,215	639,807	216,277
Cash and cash equivalents—beginning of year	1,185,080	545,273	328,996

Cash and cash equivalents—end of year	$1,659,295	$1,185,080	$545,273

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock
				Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2004	$974,952	$(121,204)	$127,788	$—	$14	$968,354	$—
Net income	266,719	266,719	—	—	—	—	—
Other comprehensive loss, net of tax	(78,774)	—	(78,774)	—	—	—	—
Purchase price adjustment for the acquisition of MasterCard Europe	6,251	—	—	—	—	6,251	—

Balance at December 31, 2005	1,169,148	145,515	49,014	—	14	974,605	—
Net income	50,190	50,190	—	—	—	—	—
Other comprehensive income, net of tax	66,050	—	66,050	—	—	—	—
Adoption of new pension and postretirement standard, net of tax	(11,402)	—	(11,402)	—	—	—	—
Proceeds from issuance of common stock (net of offering expenses of $129,354)	2,449,910	—	—	7	—	2,449,903	—
Redemption of stock Class B shares	(1,799,937)	(1,224,901)	—	—	(8)	(575,028)	—
Charitable stock contribution to the MasterCard Foundation	394,785	—	—	1	—	394,784	—
Reclassification of cash-based performance awards to stock-based compensation	51,209	—	—	—	—	51,209	—
Cash dividends declared on Class A and Class B common stock, $.18 per share	(24,775)	—	—	—	—	(24,775)	—
Share based payments	19,181	—	—	—	—	19,181	—

Balance at December 31, 2006	2,364,359	(1,029,196)	103,662	8	6	3,289,879	—
Net income	1,085,886	1,085,886	—	—	—	—	—
Other comprehensive income, net of tax	174,084	—	174,084	—	—	—	—
Adoption of new tax accounting standard (Note 19)	21,175	21,175	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $.60 per share	(81,571)	(40,166)	—	—	—	(41,405)	—
Share based payments	58,213	—	—	—	—	58,213	—
Stock units settled in cash for taxes	(11,334)	—	—	—	—	(11,334)	—
Tax benefit for share based compensation.	15,430	—	—	—	—	15,430	—
Purchases of treasury stock	(600,532)	—	—	—	—	—	(600,532)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	1,597	—	—	—	—	1,597	—

Balance at December 31, 2007	$3,027,307	$37,699	$277,746	$9	$5	$3,312,380	$(600,532)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2007	2006	2005
	(In thousands)
Net Income	$1,085,886	$50,190	$266,719
Other comprehensive income (loss):
Foreign currency translation adjustments	96,996	68,837	(76,663)

Defined benefit pension and postretirement plans	12,429	—	—
Income tax effect	(4,582)	—	—

	7,847	—	—
Investment securities available-for-sale	478,716	(1,786)	(10,522)
Income tax effect	(167,885)	526	3,777

	310,831	(1,260)	(6,745)
Reclassification adjustment for investment securities available-for-sale	(374,427)	1,046	621
Income tax effect	131,311	(308)	(223)

	(243,116)	738	398
Derivatives accounted for as hedges	(6,472)	(10,562)	5,592
Income tax effect	2,200	3,606	(1,839)

	(4,272)	(6,956)	3,753

Reclassification adjustment for derivatives accounted for as hedges	8,784	7,123	719
Income tax effect	(2,986)	(2,432)	(236)

	5,798	4,691	483

Other comprehensive income (loss)	174,084	66,050	(78,774)

Comprehensive Income	$1,259,970	$116,240	$187,945

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except percent and per share data)

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

The Company consolidates majority-owned and controlled entities, including specific consideration of variable interest entities which are required to be consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). Minority interest represents the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interest.

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

Certain prior period amounts have been reclassified to conform to 2007 classifications. Amounts previously reported within Accumulated Other Comprehensive Income as of December 31, 2006 have been adjusted to reflect a revision of $22,804 to increase cumulative foreign currency translation adjustments with a corresponding decrease in defined benefit pension and other postretirement plans. The revision had no impact on total accumulated other comprehensive income, net of tax. In addition, prior to the Company’s initial public offering (the “IPO”) in May 2006, the Company reclassified all of its approximately 100,000 outstanding shares of existing Class A redeemable common stock so that the Company’s existing stockholders received 1.35 shares of the Company’s new Class B common stock for each share of Class A redeemable common stock that they held and a single share of new Class M common stock. Shares and per share data have been retroactively restated in the financial statements subsequent to the common stock reclassification to reflect the reclassification as if it was effective at the start of the first period being presented in the financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

Investment securities—The Company classifies debt securities as held-to-maturity or available-for-sale and classifies equity securities as trading or available-for-sale. Available-for-sale securities are available to meet the Company’s current operational needs and accordingly are classified as short-term.

Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the debt securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities that are not held-to-maturity are classified as available-for-sale.

Available-for-sale debt and equity securities are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income. Net realized gains and losses on debt and equity securities are recognized in investment income on the consolidated statements of operations. Quoted market values, when available, are used to determine the fair value of debt and equity securities. The specific identification method is used to determine gains and losses.

Equity securities bought and held primarily for sale in the near term are classified as trading and are reported at fair value. Quoted market values are used to determine the fair value of trading securities. The Company’s trading securities are publicly traded and relate to an executive compensation plan. Net realized and unrealized gains and losses on trading securities are recognized in investment income on the consolidated statements of operations. The specific identification method is used to determine realized gains and losses. To the extent these securities appreciate over their original cost, a corresponding offset would be recorded in general and administrative expense in connection with the executive compensation plan.

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

Restricted security deposits held for MasterCard International members—MasterCard requires and holds cash deposits and certificates of deposits from certain members of MasterCard International as collateral for

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. However, the majority of collateral for settlement is typically in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet.

Property, plant and equipment—Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is generally computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases are included in depreciation expense.

The Company evaluates the recoverability of all long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value, an impairment is recorded.

Leases—The Company accounts for operating and capital leases in accordance with SFAS No. 13, “Accounting for Leases”.

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment annually as of October 1. No impairment charges were recorded in 2007, 2006 or 2005.

Intangible assets—Intangible assets consist of capitalized software costs, trademarks, tradenames and other intangible assets, which have finite lives, and customer relationships, which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives, which range from 3 to 5 years, under the straight-line method. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. During 2007, 2006 and 2005, the Company recorded impairment charges for finite lived intangible assets; see Note 9 herein. Intangible assets with indefinite lives, customer relationships, are tested for impairment annually as of October 1. No impairment charges were recorded in 2007, 2006 or 2005.

Litigation accrual—The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 and 20, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments. Legal costs are accrued as incurred and recorded in general and administrative expenses.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

For hedging relationships designated for hedge accounting, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions for all derivatives that qualify for hedge accounting under SFAS 133. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If and when it is determined that a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

Income taxes—The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). SFAS 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities computed pursuant to FIN 48. Valuation allowances are provided against assets which are not likely to be realized. The Company recognizes all material tax positions, including all significant uncertain tax positions, in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company records interest expense related to income tax matters as interest expense in its statement of operations. The company includes penalties related to income tax matters in the income tax provision.

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

Operations fees represent fees for authorization, clearing, settlement and other products and services that facilitate transaction and information management among the Company’s customers on a global basis. These fees are recognized as revenue in the same period as the related transactions occur or services are rendered. Other revenues included within operations fees include currency conversion and cross border revenues, acceptance development fees, fees for transactions accepted by U.S. acquirers from cardholders with non-U.S. issuers, warning bulletins, connectivity revenues, consulting and research fees, cardholder services, fees for compliance programs, holograms, user pay for a variety of transaction enhancement services, and manuals and publications.

Assessments are based principally upon daily, monthly or quarterly gross dollar volumes (“GDV”) and the rates vary depending on the nature of the transactions that generate GDV. Assessments are recorded as revenue in the period they are earned, which is when the related GDV is generated on the cards. Quarterly assessments are based on management’s estimate of the customers’ performance in a given period, and actual results may differ from these estimates.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”). SFAS 158

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit plan or postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 was effective for fiscal years ending after December 15, 2006.

Share based payments—In May 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) upon the granting of equity awards. SFAS 123R requires the fair value of all share-based payments to employees to be recognized in the financial statements.

Advertising expense—Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs.

Foreign currency translation—The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro and MasterCard’s operations in Brazil for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are re-measured at historical exchange rates; and revenue and expense accounts are re-measured at a weighted average exchange rate for the period. Resulting exchange gains and losses are not material therefore they are included in general and administrative expenses in the statement of operations. Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

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

Recent accounting pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies only to fair value measurements required or permitted under other accounting pronouncements. The Statement does not require any new fair value measurements. In February 2008, the FASB agreed to defer the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 is still effective for the Company on January 1, 2008 for financial assets and liabilities. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement, an entity is permitted to elect the fair value

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115. SFAS 159 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated results of operations or financial position.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on certain equity shares and options as an increase to additional paid-in capital. The benefit should be included in the pool of excess tax benefits available to absorb potential future tax liabilities on share based payment awards. EITF 06-11 should be applied prospectively for share-based awards declared beginning January 1, 2008. The company does not believe the adoption of EITF 06-11 will have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in process of evaluating the impact, if any; the adoption of this Statement will have on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in process of evaluating the impact, if any; that the adoption of this Statement will have on the Company’s consolidated results of operations or financial position.

Note 2. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows:

	2007	2006	2005
Numerator:
Net income	$1,085,886	$50,190	$266,719

Denominator:
Basic EPS weighted-average shares outstanding	134,887	135,411	134,969
Dilutive stock options and restricted stock units	808	368	—

Diluted EPS weighted-average shares outstanding	135,695	135,779	134,969

Earnings per Share:
Basic	$8.05	$.37	$1.98

Diluted	$8.00	$.37	$1.98

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The calculation of diluted earnings per share excluded approximately 10 stock options for the year ended December 31, 2007 because the effect would be antidilutive. All stock options and restricted stock units were dilutive for the year ended December 31, 2006. No stock options or restricted stock units were outstanding during the year ended December 31, 2005.

In connection with our ownership and governance transactions in May 2006, we reclassified all of our approximately 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock, par value $.0001 per share (the “Class B common stock”), for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock, par value $.0001 per share, see Note 14 for more information. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

Note 3. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for the years ended December 31:

	2007	2006	2005
Cash paid for income taxes	$561,860	$186,961	$203,390
Cash paid for interest	17,094	17,034	16,805
Cash paid for settlement of U.S. merchant lawsuit and other legal settlements (Note 18 and 20)	113,925	195,840	114,935
Non-cash investing and financing activities:
Shares donated to the MasterCard Foundation (Note 14)	—	394,785	—
Conversion of cash-based to stock-based compensation (Note 16)	—	51,209	—
Dividend declared but not yet paid	19,969	12,402	—
Purchase price adjustment for the acquisition of MasterCard Europe	—	—	6,251

Note 4. Investment Securities

Available-for-sale investment securities consist of the following:

	Cost at December 31, 2007	Gross Unrealized Gain	Gross Unrealized Loss	Other than Temporary Impairment	Fair Value at December 31, 2007
Municipal bonds	$550,855	$5,865	$(1,271)	$—	$555,449
Taxable short-term bond fund	315,393	—	(1,040)	(8,719)	305,634
Auction rate Securities	348,000	—	—	—	348,000
Foreign equity securities	2,948	96,095	—	—	99,043

Total	$1,217,196	$101,960	$(2,311)	$(8,719)	$1,308,126

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

	Cost at December 31, 2006	Gross Unrealized Gain	Gross Unrealized Loss	Other than Temporary Impairment	Fair Value at December 31, 2006
Municipal bonds	$545,800	$1,162	$(5,197)	$—	$541,765
Taxable short-term bond fund	400,000	—	(560)	—	399,440
Auction rate securities	345,350	—	—	—	345,350
Foreign equity securities	25	—	—	—	25

Total	$1,291,175	$1,162	$(5,757)	$—	$1,286,580

On December 31, 2006, MasterCard had approximately a 4% investment in an affiliate, Redecard S.A., recorded at $12,856 under the historical cost method of accounting. In July 2007, Redecard S.A. successfully completed an initial public offering in Brazil of its shares. MasterCard elected not to participate as a selling stockholder in the initial public offering. Following the initial public offering, the quoted market value of these shares was used to determine their fair value and these securities were classified as available-for-sale equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In anticipation of such initial public offering, MasterCard entered into a lock-up agreement, dated as of June 20, 2007, with the other shareholders of Redecard S.A., who were all selling shareholders in the initial public offering. Under the terms of this lock-up agreement and following the closing of the initial public offering, MasterCard could: (i) sell all or a portion of its investment to qualified institutional buyers, (ii) make sales in the market with respect to 25% of its investment, subject to certain pricing and volume restrictions for six months following the initial public offering, and (iii) make sales in the market with respect to the remaining 75% of its investment, subject to the same pricing and volume restrictions, for an additional six months following the initial six month holding period. After the elapse of such holding periods, MasterCard may sell these shares in any manner that it deems appropriate.

As of December 31, 2007, MasterCard had sold 21,274 shares, or 78% of its investment in Redecard S.A. MasterCard recognized a gain of approximately $391,000, net of commission on such sales. This has been included in investment income within the consolidated statements of operations. Unrealized holding gains, net of tax, of $62,366 have been included in other comprehensive income for the year ended December 31, 2007 relating to the remaining ownership of this investment. As of February 19, 2008, the Company sold all of its remaining 6,141 shares of Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $86,000 which will be recorded in other income in the first quarter of 2008. The net of tax impact will be approximately $56,000.

The held-to-maturity investment securities primarily consist of three municipal bonds, one for $154,000 at 7.4% per annum and two totaling $38,476 at approximately 5.0% per annum. These bonds relate to two of the Company’s U.S. locations; see Note 13 and Note 15 for additional information. The carrying value, gross unrecorded gains and fair value of held-to-maturity securities are as follows:

	December 31, 2007	December 31, 2006
Carrying value	$192,489	$193,477
Gross unrecorded gains	9,576	8,747

Fair value	$202,065	$202,224

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The maturity distribution based on the contractual terms of our investment securities at December 31, 2007 is as follows:

	Available-for-Sale		Held-to-Maturity
	Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$14,118	$14,097	$—	$—
Due after 1 year through 5 years	418,385	420,993	156,107	163,321
Due after 5 years through 10 years	121,267	123,254	36,382	38,744
Due after 10 years	345,085	345,105	—	—
No contractual maturity	318,341	404,677	—	—

Total	$1,217,196	$1,308,126	$192,489	$202,065

Interest on our auction rate securities is exempt from U.S. federal income tax and the interest rate on the securities resets every 35 days. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the United States government. The majority of securities beyond ten years are auction rate securities. Taxable short-term bond funds and foreign equity securities have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The Company sold approximately $100,000 in auction rate securities subsequent to December 31, 2007, however starting on February 11, 2008, the Company experienced difficulty in selling additional securities due to the failure of the auction mechanism which provides liquidity to these securities. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and the Company may own long-term securities. As of February 15, 2008, the Company had approximately $252,000 of auction rate securities and at this time it does not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity.

Components of net investment income are as follows for each of the years ended December 31:

	2007	2006	2005
Interest income	$140,851	$100,106	$50,409
Dividend income	15,386	22,867	7,872
Investment securities available-for-sale:
Gross realized gains	391,444	187	504
Gross realized losses	(8,298)	(1,233)	(1,125)
Other than temporary impairment on short-term bond fund	(8,719)	—	—
Trading securities:
Unrealized gains (losses), net	(2,116)	477	1,403
Realized gains, net	1,852	2,590	1,804

Total investment income, net	$530,400	$124,994	$60,867

Interest income is generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income primarily consists of a dividend from certain of the Company’s cost and equity investments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

At December 31, 2007, one of the Company’s short-term bond funds, with underlying holdings in mortgage backed securities, was deemed to be other-than-temporarily impaired and an impairment loss of $8,719 was recorded as of December 31, 2007. Due to the high credit quality of the Company’s other investment securities, no other investment securities were considered to be other-than-temporarily impaired as of December 31, 2007.

Note 5. Prepaid Expenses

Prepaid expenses consist of the following at December 31:

	2007	2006
Customer and merchant incentives	$357,761	$293,289
Advertising	33,603	33,321
Other	39,856	39,893

Total prepaid expenses	431,220	366,503
Prepaid expenses, current	(156,258)	(130,849)

Prepaid expenses, long-term	$274,962	$235,654

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 6. Other Assets

Other assets consist of the following at December 31:

	2007	2006
Customer and merchant business agreements	$70,043	$76,351
Deferred taxes	44,525	65,241
Cash surrender value of keyman life insurance	23,957	25,860
Cost and equity method investments	8,286	26,828
Other	18,569	13,279

Total other assets	165,830	207,559
Other assets, current	(78,258)	(89,348)

Other assets, long-term	$87,122	$118,211

Certain customer and merchant business agreements provide a bonus for agreeing to enter into the agreement. As of December 31, 2007 and 2006, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified as a prepaid expense.

The decrease in cost and equity method investments primarily relates to the Company’s investment in Redecard S.A. See Note 4, Investment Securities, for more information. The change in deferred tax other assets are discussed in Note 19, Income Taxes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2007	2006
Equipment	$232,800	$198,793
Building and land	207,110	195,207
Furniture and fixtures	45,577	41,197
Leasehold improvements	55,601	38,254

	541,088	473,451
Less accumulated depreciation and amortization	(250,888)	(220,720)

	$290,200	$252,731

As of December 31, 2007 and 2006, capital leases of $45,900 and $44,000, respectively, were included in equipment. Accumulated amortization of capital leases was $33,488 and $25,892 as of December 31, 2007 and 2006, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $49,311, $43,445 and $46,304 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance as of December 31, 2005	$196,701
Foreign currency translation	20,312

Balance as of December 31, 2006	217,013
Foreign currency translation	22,613

Balance as of December 31, 2007	$239,626

Note 9. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$422,739	$(319,067)	$103,672	$358,337	$(283,755)	$74,582
Trademarks and tradenames	25,259	(22,609)	2,650	23,593	(19,860)	3,733
Other	6,304	(6,301)	3	6,304	(5,495)	809

Total	454,302	(347,977)	106,325	388,234	(309,110)	79,124
Unamortized intangible assets:
Customer relationships	214,433	—	214,433	192,249	—	192,249

Total	$668,735	$(347,977)	$320,758	$580,483	$(309,110)	$271,373

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency.

Amortizable trademarks and tradenames and unamortizable customer relationships include assets which are denominated in a foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, customer relationships increased $22,184 and $19,925 in 2007 and 2006, respectively, for the portion of these assets assumed in the acquisition of Europay International S.A. on June 28, 2002.

Amortization and impairment expense on the assets above amounted to the following:

	For the Years Ended December 31,
	2007	2006	2005
Amortization	$48,331	$56,337	$63,632
Impairment	$298	$614	$1,978

During the years 2007, 2006 and 2005, impairment charges of $298, $614 and $1,786, respectively, were recorded primarily in connection with decisions to discontinue the use of various technologies included in capitalized software. The Company performed an impairment analysis on the related technology and concluded that fair value was estimated as zero due to discontinued future use of the underlying technology. Additionally, during the year 2005, an impairment charge of $192 was recorded for customer lists. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations.

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

2008	$49,131
2009	34,043
2010	21,848
2011	546
2012 and thereafter	757

Note 10. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2006
Customer and merchant incentives	$497,281	$386,582
Personnel costs	296,031	248,262
Advertising	160,232	141,864
Taxes	10,028	83,509
Other	107,985	76,210

	$1,071,557	$936,427

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 11. Pension, Savings Plan and Other Benefits

The Company maintains a noncontributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering most of its U.S. employees. In March 2007, the Company announced it was modifying the Qualified Plan by maintaining employee pay credit percentages at the 2007 level, eliminating funding for employees to purchase healthcare in retirement and limiting plan participation to employees hired before July 1, 2007. These changes reduced the benefit obligation of the Qualified Plan measured as of December 31, 2007 by approximately $16,794. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan (the “Nonqualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” includes both the Qualified Plan and the Nonqualified Plan.

The following table sets forth the Pension Plans’ funded status, key assumptions and amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006. The Company uses a December 31 measurement date for its Pension Plans.

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$201,370	$187,412
Service cost	18,866	18,599
Interest cost	12,191	10,869
Voluntary plan participants’ contributions	83	—
Actuarial (gain)/loss	8,634	(5,728)
Benefits paid	(9,545)	(9,782)
Plan amendments	(16,794)	—

Benefit obligation at end of year	$214,805	$201,370

Change in plan assets
Fair value of plan assets at beginning of year	$198,133	$185,986
Actual return on plan assets	7,295	21,929
Voluntary plan participants’ contributions	83	—
Benefits paid	(9,545)	(9,782)

Fair value of plan assets at end of year	$195,966	$198,133

Funded status
Fair value of plan assets	$195,966	$198,133
Benefit obligations	214,805	201,370

Funded status at end of year	$(18,839)	$(3,237)

Amounts recognized on the consolidated balance sheets consist of:
Prepaid expenses, long-term	$—	$8,363
Accrued expenses	(4,288)	(5,100)
Other liabilities, long-term	(14,551)	(6,500)

	$(18,839)	$(3,237)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$32,624	$14,919
Prior service credit	(17,267)	(703)

	$15,357	$14,216

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	6.00%	5.75%
Rate of compensation increase – Qualified Plan/Nonqualified Plan	5.37%/5.00%	5.37%/5.00%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The accumulated benefit obligation for the Pension Plans was $193,421 and $169,736 at December 31, 2007 and 2006, respectively.

The projected benefit obligation and fair value of plan assets with a projected benefit obligation in excess of plan assets were as follows:

	December 31,
	2007	2006
Projected benefit obligation	$214,805	$11,600
Accumulated benefit obligation	193,421	10,531
Fair value of plan assets	195,966	—

The December 31, 2007 amounts include the Pension Plans and the December 31, 2006 amounts include only the Nonqualified Plan.

Components of net periodic pension costs for each of the years ended December 31:

	2007	2006	2005
Service cost	$18,866	$18,599	$18,318
Interest cost	12,191	10,869	10,335
Expected return on plan assets	(16,366)	(15,321)	(12,768)
Amortization:
Actuarial loss	—	1,199	1,330
Prior service credit	(229)	(206)	(254)

Net periodic pension cost	$14,462	$15,140	$16,961

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for the year ended December 31, 2007:

Current year actuarial loss	$17,705
Current year prior service credit	(16,793)
Amortization of prior service credit	229

Total recognized in other comprehensive income	$1,141

Total recognized in net periodic benefit cost and other comprehensive income	$15,603

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

Actuarial loss	$1,675
Prior service credit	(2,329)

Total	$(654)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase—Qualified Plan/Nonqualified Plan	5.37%/5.00%	5.37%/5.00%	5.37%/5.00%

The expected return on Qualified Plan assets is based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 10 percent on equity investments and 6 percent on fixed income investments and the portfolio’s targeted asset allocation range, the weighted average expected return of the Qualified Plan assets is 8.5 percent.

The Company’s Qualified Plan’s asset allocation at December 31, 2007 and 2006 by asset category was as follows:

Asset Class	Target Asset Allocation	Plan Assets At December 31,
		2007	2006
U.S. equity securities
Large/medium cap	35-45%	39%	39%
Small cap	10-20	15	15
Non-U.S. equity	10-20	15	16
Fixed income	25-40	30	29
Other	—	1	1

Total		100%	100%

Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the Qualified Plan. The Company periodically conducts asset-liability studies to establish the preferred target asset allocation. Plan assets are managed within the asset allocation ranges above, toward targets of 40% large/medium cap U.S. equity, 15% small cap U.S. equity, 15% non-U.S. equity and 30% fixed income, with periodic rebalancing to maintain plan assets within the target asset allocation ranges. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three- and five-year periods. An independent consultant assists management with investment manager selections and performance evaluations. The “Other” category includes cash that is available to pay expected benefit payments and expenses.

At December 31, 2007 and 2006, the funded status of the Qualified Plan exceeded minimum funding requirements and the Company was not required to make contributions. In 2007 and 2006, the Company elected not to make voluntary contributions to its Qualified Plan. In 2008, the Company will evaluate whether to make any voluntary contributions to its Qualified Plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table summarizes expected benefit payments through 2017 including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefits payments.

2008	$19,346
2009	19,810
2010	22,034
2011	20,012
2012	19,719
2013 – 2017	109,262

Substantially all of the Company’s U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees’ contributions up to certain limits. In 2007 and prior years, the Company could also contribute to the Savings Plan a discretionary profit sharing component linked to Company performance during the prior year. Beginning in 2008, the discretionary profit sharing amount related to 2007 Company performance will be paid directly to employees as a short-term cash incentive bonus and not a contribution to the Savings Plan. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its defined contribution plans was $26,996, $43,594 and $39,145 for 2007, 2006 and 2005, respectively.

The Company has a Value Appreciation Program (“VAP”), which is a frozen incentive compensation plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of members of MasterCard International. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”) and the Senior Executive Incentive Plan (“SEIP”) (together the “EIP Plans”) (See Note 16). Although contributions to the VAP have been discontinued, assets remain and participants are entitled to the net appreciation on the portfolio of securities in accordance with plan provisions. The Company’s liability related to the VAP at December 31, 2007 and 2006 was $986 and $6,033 respectively, and the expense (benefit) was $(267), $3,406 and $3,037 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 12. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits covering most of its U.S. employees and retirees (the “Postretirement Plan”).

The Company amended the life insurance benefits under the Postretirement Plan effective January 1, 2007. The impact, net of taxes, of this amendment was an increase of $1,715 to accumulated other comprehensive income in 2007. In addition, the Company has limited participation in the Postretirement Plan for employees hired before July 1, 2007.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table presents the status of the Company’s Postretirement Plan recognized in the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006. The Company uses a December 31 measurement date for its Postretirement Plan.

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$60,346	$63,518
Service cost	2,354	3,166
Interest cost	3,392	3,622
Actuarial gain	(10,663)	(9,025)
Plan participants’ contribution	73	85
Gross benefits paid	(1,282)	(1,080)
Less federal subsidy on benefits paid	71	60
Plan amendments	(2,693)	—

Benefit obligation at end of year	$51,598	$60,346

Change in plan assets
Employer contributions	$1,138	$935
Plan participants’ contribution	73	85
Benefits paid	(1,211)	(1,020)

Fair value of plan assets at end of year	$—	$—

Funded status
Benefit obligation	$(51,598)	$(60,346)

Funded status at end of year	$(51,598)	$(60,346)

Amounts recognized on the consolidated balance sheets
Accrued expenses	$(1,927)	$(2,042)
Other liabilities, long-term	(49,671)	(58,304)

	$(51,598)	$(60,346)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(10,956)	$(293)
Prior service cost	—	499
Transition obligation	1,070	3,478

	$(9,886)	$3,684

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	6.25%	5.75%
Rate of compensation increase	5.37%	5.37%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2007	2006
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2011	2011

Components of net periodic benefit costs for the years ended December 31 for the Postretirement Plan are:

	2007	2006	2005
Service cost	$2,354	$3,166	$3,189
Interest cost	3,392	3,622	3,431
Amortization:
Actuarial loss	—	212	259
Prior service cost	—	68	68
Transition obligation	214	580	580

Net periodic postretirement benefit cost	$5,960	$7,648	$7,527

Other changes in plan assets and benefit obligations for the Postretirement Plan that was recognized in other comprehensive income for the year ended December 31, 2007:

Current year actuarial gain	$(10,663)
Current year prior service credit	(2,693)
Amortization of transition obligation	(214)

Total recognized in other comprehensive income	$(13,570)

Total recognized in net periodic benefit cost and other comprehensive income	$(7,610)

The estimated amounts that are expected to be amortized for the Postretirement Plan from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

Actuarial gain	$(518)
Transition obligation	214

Total	$(304)

The weighted-average assumptions for the Postretirement Plan which were used to determine net periodic postretirement benefit cost for the years ended December 31 were:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Rate of compensation increase	5.37%	5.37%	5.37%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2007 would have the following effects:

	1% increase	1% decrease
Effect on postretirement obligation	$6,312	$(5,531)
Effect on total service and interest cost components	651	(565)

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments. The following table summarizes expected net benefit payments from the Company’s general assets through 2017:

Year	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
2008	$2,022	$94	$1,928
2009	2,420	116	2,304
2010	2,841	138	2,703
2011	3,228	172	3,056
2012	3,586	208	3,378
2013 – 2017	22,386	1,689	20,697

The Company provides limited postemployment benefits to eligible former U.S. employees, primarily severance under a formal severance plan (the “Severance Plan”). The Company accounts for severance expense in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded (benefit) severance expense related to the Severance Plan of $(3,418), $8,400 and $20,500, respectively, during the years 2007, 2006 and 2005. The Company has an accrued liability related to the Severance Plan and other severance obligations in the amount of $56,172 and $47,855 at December 31, 2007 and 2006, respectively.

Note 13. Debt

On April 28, 2006, the Company entered into a committed 3-year unsecured $2,500,000 revolving credit facility (the “Credit Facility”) with certain financial institutions to replace the Company’s prior $2,250,000 credit facility which was to expire on June 16, 2006. On April 27, 2007, the expiration date of the Credit Facility was extended one additional year, to April 27, 2010. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. MasterCard has agreed to pay a facility fee of 8 basis points on the total commitment, or approximately $2,030 annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. The facility fee and borrowing cost are contingent upon the Company’s credit rating. The Company also agreed to pay upfront fees of $1,250 and administrative fees of $325 for the Credit Facility which are being amortized straight-line over three years. Facility and other fees associated with the Credit Facility or prior facilities totaled $2,477, $2,717 and $2,611 for each of the years ended December 31,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

2007, 2006 and 2005, respectively. MasterCard was in compliance with the covenants of the Credit Facility as of December 31, 2007. There were no borrowings under the Credit Facility as of December 31, 2007 and 2006. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. The terms of the Notes require MasterCard to repay the principal amount on June 30, 2008. The Company has the option to prepay the principal amount of the Notes at any time prior to the repayment date; however, an additional “make-whole” amount would also be calculated and paid to investors at that time. The “make-whole” amount represents the discounted value of the remaining principal and interest on the Notes. The interest on the Notes was $5,336 for each of the years ended December 31, 2007, 2006 and 2005. During 2004, MasterCard Incorporated amended certain covenant compliance obligations included in the Notes. The amendment aligns MasterCard’s financial reporting and net worth covenant obligations with similar obligations under its other debt instruments. MasterCard entered into the amendment to better reflect its corporate structure and to reduce the costs and administrative burden of complying with different debt covenants. The Company was in compliance with the covenants of the Notes as of December 31, 2007 and 2006. The principal amount of the Notes outstanding at each of December 31, 2007 and 2006 was $80,000. The fair value of the Notes was estimated at $80,612 and $80,986 at December 31, 2007 and 2006, respectively.

The Company’s consolidated balance sheets include $149,380 in long-term debt (fair value estimated to be $156,311 and $156,042 at December 31, 2007 and 2006, respectively) relating to the Company’s Variable Interest Entity, see Note 15 for more information.

MasterCard Europe has one additional uncommitted credit agreement totaling 100,000 euros. There were 136 euros and 1,758 euros outstanding under this agreement at December 31, 2007 and 2006, respectively.

Note 14. Stockholders’ Equity

Initial Public Offering

On May 31, 2006; MasterCard transitioned to a new ownership and governance structure upon the closing of its IPO and issuance of a new class of the Company’s common stock. Prior to the IPO, the Company’s capital stock was privately held by certain of its customers that were principal members of MasterCard International. All stockholders held shares of Class A redeemable common stock.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

The MasterCard Foundation

In connection and simultaneous with the IPO, the Company issued and donated 13,497 newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal members. In connection with the donation, the Company recorded an expense of $394,785 in the second quarter of 2006, which was determined based on the IPO price per share, less a marketability discount of 25%. Under the terms of the donation, the Foundation can only resell the donated shares beginning on the fourth anniversary of the IPO to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO. Additionally, during each of the years ended December 31, 2007 and 2006, the Company donated $20,000 in cash to the Foundation for an aggregate of $40,000.

Redemption of Shares

On June 30, 2006, in accordance with the certificate of incorporation, the Company used all but $650,000 of the net proceeds from the IPO, or $1,799,910, to redeem 79,632 shares of Class B common stock from the Class B stockholders, the customers and principal members of MasterCard International. This number of redeemed shares equaled the aggregate number of shares of Class A common stock issued to investors in the IPO and donated to the Foundation. The redemption amount paid to Class B stockholders was allocated primarily between additional paid-in capital and retained earnings. Since 59% of the shares of Class B common stock were redeemed, 59% of the additional paid-in capital balance which existed prior to the IPO and was associated with shares of Class B common stock, or $575,001, was reduced against additional paid-in capital. The remaining $1,224,901 was charged to retained earnings since this amount was in excess of the original additional paid-in capital attributed to the shares of Class B common stock.

Class B Common Stock Conversions

At the annual meeting of stockholders of the Company on June 7, 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. Through “conversion

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

transactions,” in amounts and at times designated by the Company, current holders of shares of Class B common stock who elect to participate will be eligible to convert their shares, on a one-for-one basis, into shares of Class A common stock for subsequent sale or transfer to public investors, within a 30 day “transitory” ownership period. Holders of Class B common stock are not allowed to participate in any vote of holders of Class A common stock during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions is limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A common stock and Class B common stock, based upon the total number of shares outstanding as of December 31 of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction will not be permitted that will cause the number of shares of Class B common stock to represent less than 15% of the total number of outstanding shares of Class A common stock and Class B common stock outstanding.

During 2007, the Company implemented and completed two separate conversion programs in which 11,387 shares, of an eligible 13,400 shares, of Class B common stock were converted into an equal number of Class A common stock and subsequently sold or transferred to public investors.

In February 2008, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 13.1 million shares of Class B common stock into Class A common stock in one or more conversion programs during 2008. The first 2008 conversion program is expected to allow for conversion elections during a program window from May 17 through June 13, 2008.

Commencing on the fourth anniversary of the IPO, each share of Class B common stock will be convertible, at the holder’s option, into a share of Class A common stock on a one-for-one basis. Additionally, if at any time, the number of shares of Class B common stock outstanding is less than 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, Class B stockholders will in certain circumstances be permitted to acquire an aggregate number of shares of Class A common stock in the open market or otherwise, with acquired shares thereupon converting into an equal number of shares of Class B common stock so that holders of Class B common stock could own up to 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding at such time. Shares of Class B common stock are non-registered securities that may be bought and sold among eligible holders of Class B common stock subject to certain limitations.

Stock Repurchase Program

In April 2007, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500,000 of its Class A common stock in open market transactions during 2007. On October 29, 2007, the Company’s Board of Directors amended the share repurchase plan to authorize the Company to repurchase an incremental $750,000 (aggregate for the entire repurchase program of $1,250,000) of its Class A common stock in open market transactions through June 30, 2008. As of December 31, 2007, approximately 3,922 shares of Class A common stock had been repurchased at a cost of $600,532. The Company records the repurchase of shares of Class A common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

As of February 19, 2008, the Company had repurchased an additional 744 shares of its Class A common stock at an approximate cost of $143,000.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Ownership and Governance Structure

Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2007		2006
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	57%	85%	49%	83%
Principal or Affiliate Members (Class B stockholders)	33%	—	41%	—
Foundation (Class A stockholder)	10%	15%	10%	17%

Note 15. Consolidation of Variable Interest Entity

On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust, which is a variable interest entity was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 are due September 1, 2009.

Annual rent for Winghaven of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $22,781 and are included in the future commitment schedule in Note 17. In conjunction with the Winghaven lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. The amendment to the guarantee aligns the Company’s financial reporting and net worth covenant obligations under the guarantee with similar obligations under MasterCard’s other debt instruments. The Company entered into the amendment to the guarantee to better reflect the Company’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants.

The Winghaven lease agreement permits MasterCard International to purchase the facility after August 31, 2006, upon 180 days notice. The purchase price is equal to the termination value defined in the lease and includes amounts due to the holders of the Secured Notes and the investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement. The amount due to the holder of the Secured Notes would include the aggregate outstanding principal amount of the Secured Notes, as well as a “make-whole” amount and any accrued and unpaid interest. The “make-whole” amount represents the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance.

The Company’s consolidated balance sheets include $154,000 in municipal bonds held by the Trust, $149,380 in long-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon maturity of the Secured Notes. Leasehold improvements for Winghaven are amortized over the economic life of the improvements. For the years ended December 31, 2007, 2006 and 2005,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

the consolidation had no impact on net income. However, interest income and interest expense were each increased by $11,390 in each of the years ended December 31, 2007, 2006 and 2005.

Note 16. Share Based Payment and Other Benefits

Prior to May 2006, the Company had never granted stock-based compensation awards to employees. In contemplation of the Company’s IPO and to better align Company management with a new ownership and governance structure (see Note 14), the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees. In May 2006, the Company adopted SFAS 123R, upon granting of awards under the LTIP.

Historically, the Company provided cash compensation to certain employees under its EIP Plans. The EIP Plans were cash-based performance unit plans, in which participants received grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of units under the EIP Plans, are calculated based on the Company’s performance over a three-year period. The performance goals are not, in whole or in part, based upon the Company’s stock price as there was no trading of the Company’s stock at the time the goals were set. Upon completion of the three-year performance period, participants receive a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award is paid upon completion of two additional years of service. The performance units vest over three and five year periods.

During 2006, in connection with the IPO, the Company offered employees who had outstanding awards under the EIP Plans the choice of converting certain of those awards to restricted stock units (“RSUs”). Certain other awards under the EIP Plans were mandatorily converted to RSUs. In each case, a 20 percent premium was applied in the conversion. Approximately three hundred participants converted their existing awards under the EIP Plans to RSUs in conjunction with the Company’s IPO in May 2006. The RSUs resulting from this conversion retained the same vesting schedule as the original EIP Plan awards.

The Company has granted RSUs, non-qualified stock options (“options”) and Performance Stock Units (“PSUs”) under the LTIP. The RSUs generally vest after three to four years. The options, which expire ten years from the date of grant, vest ratably over four years from the date of grant. The PSUs generally vest after three years. Additionally, the Company made a one-time grant to all non-executive management employees upon the IPO for a total of approximately 440 RSUs (the “Founders’ Grant”). The Founders’ Grant RSUs will vest three years from the date of grant. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Upon termination of employment, excluding retirement, all of a participant’s unvested awards are forfeited. However, when a participant terminates employment due to retirement, the participant generally retains all of their awards without providing additional service to the Company. Eligible retirement is dependent upon age and years of service, as follows: age 55 with ten years of service, age 60 with five years of service and age 65 with two years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the EIP Plans and the LTIP, or the date the individual becomes eligible to retire.

There are 11,550 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been reserved for issuance. Shares issued as a result of stock option exercises and the conversions of RSUs are expected to be funded with the issuance of new shares of Class A common stock.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted:

For the Year ended December 31:	2007	2006
Risk-free rate of return	4.4%	5.0%
Expected term (in years)	6.25	6.25
Expected volatility	30.9%	32.1%
Expected dividend yield	0.6%	1.0%
Weighted-average fair value per option granted	$41.03	$14.64

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The Company utilizes the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. As the Company did not have publicly traded stock historically, the expected volatility was primarily based on the average of the historical and implied volatility of a group of companies that management believes is generally comparable to MasterCard. The expected dividends were based on the Company’s expected annual dividend rate on the date of grant.

The following table summarizes the Company’s option activity for the year ended December 31, 2007:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	553	$39
Granted	340	$109
Exercised	(41)	$39
Forfeited/expired	(7)	$73

Outstanding at December 31, 2007	845	$67	8.7	$125,290

Exercisable at December 31, 2007	97	$39	8.4	$17,091

Options vested at December 31, 2007[1]	454	$59	8.6	$71,149

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $4,877. There were no options exercised in the years ended December 31, 2006 or 2005. As of December 31, 2007, there was $7,626 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 2.0 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2007:

	Units	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,861	$39
Granted	35	$154
Converted	(289)	$39
Forfeited/expired	(65)	$39

Outstanding at December 31, 2007	2,542	$41	1.2	$547,038

RSUs vested at December 31, 2007[1]	1,340	$43	0.6	$288,368

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. In the case of RSUs granted upon the IPO, the fair value was the Company’s $39.00 IPO price. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2006 was $39.02. There were no RSUs granted prior to this period. The portion of the RSU award related to the minimum statutory withholding taxes will be settled in cash upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. The total intrinsic value of RSUs converted into shares of Class A common stock during the year ended December 31, 2007 was $31,389. There were no RSUs converted into shares of Class A common stock during the year ended December 31, 2006. As of December 31, 2007, there was $26,057 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the year ended December 31, 2007:

	Units	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	—
Granted	621	$106
Converted	—	—
Forfeited/expired	(7)	$106

Outstanding at December 31, 2007	614	$106	2.2	$132,133

PSUs vested at December 31, 2007[1]	136	$106	2.2	$29,267

[1]	Includes PSUs for participants which are eligible to retire and thus have fully earned their awards.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The fair value of each PSU is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income and return on equity goals for the three-year period commencing January 1, 2007. There were no PSUs converted into shares of Class A common stock during the year ended December 31, 2007. As of December 31, 2007, there was $32,822 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted average period of 2.1 years.

For the year ended December 31, 2007, the Company recorded compensation expense for the equity awards of $57,162. The total income tax benefit recognized in the income statement for the equity awards was $19,828 for the year ended December 31, 2007. For the year ended December 31, 2006, the Company recorded compensation expense for the equity awards of $18,131, of which $4,109 was incremental compensation cost primarily related to adjustments for performance premiums upon the conversion of awards, partially offset by assumed forfeitures of equity awards. Additionally, upon conversion of the awards, the Company reclassified $51,209 of liabilities related to awards issued under the EIP Plans to additional paid-in capital for the equity awards. The accumulated tax benefit related to the employee equity awards was $20,451 as of December 31, 2006. The additional paid-in capital balance attributed to the equity awards was $114,637 and $69,340 as of December 31, 2007 and 2006, respectively.

In September 2005, MasterCard adjusted its method of recognizing the cost of the EIP Plans to an approach which requires that the cost be recognized over the shorter of the vesting periods stated in the EIP Plans or the date the individual employee becomes eligible to retire. In the event the employee is eligible for retirement on the date the award is made, or becomes so within six months of the award date, the cost is recognized over six months. Previously the Company recognized the expense for the EIP Plans using an approach where expense was recognized over the stated vesting periods and in the event an employee actually retired, any unrecognized cost was immediately accelerated. The Company believes this methodology more appropriately reflects that once reaching retirement eligibility, an employee is not required to provide additional services beyond six months of service in the performance period to vest in the award. Since the impact to prior quarterly and annual financial statements was not material, the Company recorded a catch-up adjustment of $19,063 ($12,146 after-tax) in 2005 to reflect the change in methodology. This adjustment is included in accrued expenses and general and administrative expenses. The Company’s liability related to the EIP Plans at December 31, 2007 and 2006 was $611 and $36,203, respectively, and the expense was $372, $28,024 and $67,353 for the years ending December 31, 2007, 2006 and 2005, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. During the years ended December 31, 2007 and 2006, the Company granted 8 and 23 DSUs, respectively. The fair value of the DSUs was based on the average of the high and low stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted average grant-date fair value of DSUs granted during the years ended December 31, 2007 and 2006 was $139.27 and $45.79, respectively. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1,051 and $1,050 for the DSUs for the years ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for DSUs was $413 and $381 for the years ended December 31, 2007 and 2006, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 17. Commitments and Contingent Liabilities

At December 31, 2007, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
2008	$400,830	$8,691	$41,587	$350,552
2009	155,461	4,549	28,239	122,673
2010	79,458	1,822	12,076	65,560
2011	45,308	1,822	6,892	36,594
2012	28,921	1,819	6,075	21,027
Thereafter	66,230	36,837	20,803	8,590

Total	$776,208	$55,540	$115,672	$604,996

Included in the table above are capital leases with imputed interest expense of $11,371 and a net present value of minimum lease payments of $44,169. In addition, at December 31, 2007, $93,212 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $35,614, $31,467 and $31,096 for the years ended December 31, 2007, 2006 and 2005, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $7,679, $8,419 and $9,441 for the years ended December 31, 2007, 2006 and 2005, respectively.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced a back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $47,600 and are included in the table above. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2007, the future minimum sublease rental income is $984.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 18. U.S. Merchant Lawsuit and Other Litigation Settlements

In 2003, MasterCard settled the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 20 below and contract disputes with certain customers. On June 4, 2003, MasterCard International and plaintiffs in the U.S. merchant lawsuit signed a settlement agreement (the “Settlement Agreement”) which required the Company to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the Settlement Agreement and all have been individually settled. As more fully described in Note 20 below, MasterCard is also a party to a number of currency conversion litigations. Total liabilities for the U.S. merchant lawsuit and other litigation settlements changed as follows:

Balance as of December 31, 2005	$605,000
Reserve for litigation settlements (Note 20)	24,957
Interest accretion on U.S. merchant lawsuit	42,798
Payments	(195,840)

Balance as of December 31, 2006	476,915
Reserve for litigation settlements (Note 20)	3,400
Interest accretion on U.S. merchant lawsuit	38,046
Payments	(113,925)

Balance as of December 31, 2007	$404,436

Note 19. Income Tax

The total income tax provision for the years ended December 31 is comprised of the following components:

	2007	2006	2005
Current
Federal	$371,250	$140,548	$124,883
State and local	36,661	5,803	13,035
Foreign	183,127	54,200	50,837

	591,038	200,551	188,755
Deferred
Federal	(8,666)	41,291	(38,329)
State and local	5,429	2,575	(7,340)
Foreign	(2,255)	(435)	(2,467)

	(5,492)	43,431	(48,136)

Total income tax expense	$585,546	$243,982	$140,619

The domestic and foreign components of earnings before income taxes for the years ended December 31 are as follows:

	2007	2006	2005
United States	$959,977	$146,575	$318,438
Foreign	711,455	147,597	88,900

	$1,671,432	$294,172	$407,338

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $383,375 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2007 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability, however, the amount of the tax and credits is not practically determinable.

The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income for the years ended December 31, as a result of the following:

	For the years ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax expense	$1,671,432		$294,172		$407,338
Federal statutory tax	$585,001	35.0%	$102,960	35.0%	$142,568	35.0%
State tax effect, net of federal benefit	27,359	1.6	5,444	1.8	3,702	0.9
Non-deductible charitable stock contribution	—	—	138,175	47.0	—	—
Foreign tax effect, net of federal benefit	(12,069)	(0.7)	(5,699)	(1.9)	4,505	1.1
Non-deductible expenses and other differences	(2,918)	(0.2)	13,086	4.4	(1,825)	(0.5)
Tax exempt income	(11,827)	(0.7)	(9,984)	(3.4)	(8,331)	(2.0)

Income tax expense	$585,546	35.0%	$243,982	82.9%	$140,619	34.5%

Effective Income Tax Rate

The effective income tax rate for the years ended December 31, 2007, 2006 and 2005 was 35.0%, 82.9% and 34.5%, respectively. The change in the effective income tax rate in 2007 compared to 2006 and 2006 compared to 2005 primarily relates to a non-deductible charitable contribution of shares of MasterCard Class A common stock to the Foundation during 2006. MasterCard recorded a significant expense equal to the value of the Class A common stock we donated to the Foundation. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes. This transaction is discussed in more detail in Note 14.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Deferred Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 is comprised of the following:

	Assets (Liabilities)
	2007		2006
	Current	Non-current	Current	Non-current
Accrued liabilities (including U.S. merchant lawsuit)	$61,996	$111,271	$53,925	$136,479
Deferred compensation and benefits	4,250	52,003	3,786	65,942
Stock based compensation	—	39,287	—	23,546
Intangible assets	—	(43,897)	—	(45,015)
Property, plant and equipment	—	(13,941)	—	(29,427)
State taxes and other credits	21,513	40,197	67	3,083
Other items	(9,505)	16,277	7,463	3,607
Redecard unrealized gain	(33,729)	—	—	—
Valuation allowance	—	(9,332)	—	(7,631)

	$44,525	$191,865	$65,241	$150,584

The valuation allowance relates to the Company’s ability to recognize tax benefits associated with stock-based compensation and state net operating losses. If not utilized, approximately $22,900 of state carryforward net operating losses will expire commencing in 2009.

The Company is subject to tax in the United States, Belgium and various state and other foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2001.

FIN 48

On July 13, 2006, the FASB issued FIN 48. The adoption of FIN 48 on January 1, 2007 required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that would not be sustained, or would only partially be sustained, upon examination by the relevant taxing authorities.

At the date of adoption, the Company had unrecognized tax benefits of $109,476. If the unrecognized tax benefits would be recognized, substantially all amounts would impact the Company’s effective income tax rate offset by related tax deductions or tax credits, the tax effects of which amounted to $48,682, resulting in a net tax impact of $60,794. As of December 31, 2006, the Company had recorded $56,870 of tax liabilities under the provisions of the SFAS No. 5, “Accounting for Contingencies”. As a result of certain additional liabilities related to state tax positions recorded pursuant to FIN 48, the Company was required to increase deferred tax assets by $26,194 to reflect the higher anticipated tax rates at which such assets would reverse in future periods. In the event the Company is able to reduce tax liabilities under FIN 48, the deferred tax assets will be correspondingly reduced, resulting in a charge to earnings in that period. As a result of these adjustments, the impact of the adoption of FIN 48 as of January 1, 2007 was a net overall decrease to opening accumulated deficit of $21,175.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

A reconciliation of beginning and ending tax benefits is as follows:

Balance as of January 1, 2007	$109,476
Additions:
Current year tax positions	40,288
Prior year tax positions	4,544
Reductions:
Prior year tax positions due to changes in judgments	(4,886)
Settlements with taxing authorities	(11,990)
Expired statute of limitations	(2,606)

Balance as of December 31, 2007	$134,826

It is reasonably possible that the total amounts of unrecognized tax benefits for the following positions will decrease significantly over the next twelve months.

The South Korean tax authorities have issued assessments of withholding tax on certain of the Company’s revenues for the years 2002 through 2006. The Company believes these revenues are not subject to taxation in Korea under the tax treaty in force. The Company anticipates that this matter will be resolved by the end of 2008. It is reasonably possible that an additional payment in the range of $6,000 to $8,000 could be made by the end of 2008, however, this payment would be eligible for a foreign tax credit so the Company does not anticipate a material change to its financial position.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. On the date of adoption of FIN 48, the Company had cumulatively recognized $12,466 of interest, and $2,609 of potential penalties. For the year ended December 31, 2007, there were no significant changes in interest and penalties. Interest increased by $800 and penalties remained unchanged.

Note 20. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations and the West Virginia consumer litigation described below. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

On October 9, 2001, District Court judge Barbara Jones issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard’s CPP and the Visa bylaw constituted unlawful restraints of trade under the federal antitrust laws.

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

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa, pending completion of the appellate process, from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On June 7, 2007, the District Court judge issued an opinion and order agreeing with the special master’s finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On June 13, 2007, MasterCard and Visa entered into an agreement to extend the statute of limitations on the time MasterCard has to file potential claims that MasterCard may have against Visa in connection with the SSF. On June 29, 2007, Visa filed a notice of appeal with the Second Circuit. Briefing on Visa’s appeal was completed on November 21, 2007. The Second Circuit has not yet scheduled an oral arguments date for the appeal.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to Judge Barbara Jones, the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. In a series of rulings, the District Court denied most aspects of MasterCard’s motion to dismiss although it did dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s prior dismissal of those claims. Fact discovery was completed on May 31, 2007. Discover has submitted confidential expert reports purporting to demonstrate that it had incurred billions of dollars of damages. MasterCard has submitted confidential expert reports countering the damages arguments made in Discover’s reports and concluding that damages are negative. On February 15, 2008, MasterCard moved for summary judgment with respect to all of Discover’s claims. Also on February 15, 2008, Discover filed a motion for summary judgment seeking collateral estoppel with respect to its Section 1 claims against MasterCard, as well as an order precluding MasterCard from litigating certain issues Discover contends were tried in the underlying DOJ litigation. Briefing on these motions is scheduled to be completed by April 21, 2008. The trial is scheduled to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Subsequently, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and have been dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to Judge Jones. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. In a series of rulings, the Court denied all aspects of MasterCard’s motion to dismiss. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at this stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express may refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Fact discovery was completed on May 31, 2007. American Express has submitted confidential expert reports purporting to demonstrate that it had incurred billions of dollars of damages. MasterCard has submitted confidential expert reports countering the damages arguments made in American Express’ reports and concluding that damages are negative. In November 2007, Visa and the remaining bank defendants reached a settlement with American Express and have been dismissed from the case. As a result, MasterCard is the sole remaining defendant in the American Express action. On February 15, 2008, MasterCard moved for summary judgment with respect to all of American Express’ claims. Also on February 15, 2008, American Express moved for summary judgment, based on collateral estoppel and allegedly undisputed facts, with respect to the majority of its Section 1 and Section 2 claims against MasterCard. American Express also seeks to preclude MasterCard from litigating certain issues American Express contends were tried in the underlying DOJ litigation. Briefing on these motions is scheduled to be completed by April 21, 2008. The trial is scheduled to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this matter.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440 to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements has been scheduled for March 31, 2008. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On June 6, 2007, the appellate court granted MasterCard’s motion to defer briefing until a final settlement is approved in the MDL action.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico, California and West Virginia. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. The parties in the California cases briefed and argued the narrow issue of whether as a legal matter the summary judgment ruling in the U.S. merchant lawsuit could constitute a final judgment on the merits to which collateral estoppel could potentially apply. On October 31, 2007, the California state court ruled in MasterCard and Visa’s favor and found that the Wal-Mart summary judgment ruling would have no collateral estoppel effect in this proceeding. Limited discovery is proceeding in the California cases. Based upon litigation developments and settlement negotiations in that state, and pursuant to Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded legal reserves for the West Virginia consumer litigation during the second quarter of 2007. On January 7, 2008, MasterCard executed a settlement agreement, in which it agreed to resolve the West Virginia consumer action for a payment by MasterCard of $3,400, which is within the reserve that MasterCard had established for the case. The court granted preliminary approval of the settlement on January 14, 2008.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. On January 8, 2008, the district court adopted the magistrate judge’s report and recommendation and dismissed the plaintiffs’ pre-2004 damage claims. On January 11, 2008, the magistrate judge issued a report and recommendation that MasterCard’s motion to dismiss the individual merchant defendants’ Section 2 claims should be denied. On February 15, 2008, MasterCard filed objections to the magistrate judge’s report and recommendation. Fact discovery has been proceeding and is currently scheduled to be completed by June 30, 2008, with briefing on case dispositive motions to be completed by June 30, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that the IPO and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On February 13, 2008, Magistrate Judge Orenstein issued a report and recommendation that granted in part and denied in part MasterCard’s motion

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

to dismiss. Specifically, Magistrate Orenstein recommended that MasterCard’s motion to dismiss plaintiffs’ fraudulent conveyance claims be granted but he allowed plaintiffs leave to replead those claims. Magistrate Orenstein otherwise recommended the denial of all other aspects of MasterCard’s motion to dismiss plaintiffs’ Section 7 and Section 1 claims described above. The time in which plaintiffs could replead their fraudulent conveyance claims and MasterCard could file objections to the Magistrate’s denial of other aspects of its motion to dismiss is currently running.

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (the “EEA”) (the Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the Commission stated publicly that as it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border card payments and to domestic card transactions that default to MasterCard’s MIF.

The decision requires MasterCard to cease applying the MasterCard MIF, to refrain from repeating the infringement, and not to apply its recently adopted (but not yet implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit payment transactions within the Eurozone. The decision gives MasterCard until June 21, 2008 to comply, with the possibility that the Commission may extend this time at its discretion. The decision also requires MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year in the event that MasterCard fails to comply.

MasterCard intends to appeal the European Commission’s decision to the EU Court of First Instance. Its appeal application is due by March 3, 2008. MasterCard also has the right to seek interim relief to prevent the decision from becoming effective before the outcome of its appeal or with respect to other aspects of the decision, although it is uncertain whether MasterCard would receive any such relief.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The decision permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. MasterCard intends to seek discussions with the Commission about the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the Commission’s position.

Because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. Furthermore, the European Commission decision could lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages.

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

The OFT has commenced a new investigation of MasterCard’s current U.K. default interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT intends to commence a formal proceeding through the issuance of a Statement of Objections in the near future. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

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

New Zealand.    In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of MasterCard’s practices including its “honor all cards” rule do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand customers and on MasterCard’s overall business in New Zealand.

Other Jurisdictions.    In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic default interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs.” MasterCard understands that the Federal Cartel Office is continuing to review the complaint. In January 2008, the Hungarian Competition Authority notified MasterCard that it has commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This follows an informal investigation that the Authority had been conducting since the middle of 2007. MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, South Africa, Singapore, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	December 31, 2007	December 31, 2006
MasterCard-branded transactions:
Gross Settlement Exposure	$22,783,200	$18,059,691
Collateral held for Settlement Exposure	(2,161,754)	(1,611,537)

Net uncollateralized Settlement Exposure	$20,621,446	$16,448,154

Uncollateralized Settlement Exposure attributable to non-compliant members	$108,141	$89,319

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,347,853	$2,626,998

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 43% and 48% at December 31, 2007 and December 31, 2006, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 11% at each of December 31, 2007 and December 31, 2006. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 64% and 60% at December 31, 2007 and December 31, 2006, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

guarantee as $563,087 and $690,527 at December 31, 2007 and 2006, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded travelers cheques.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $452,134 and $553,925 at December 31, 2007 and 2006, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $18,004 and $21,709 at December 31, 2007 and 2006, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Based on the Company’s ability to charge its members for settlement and travelers cheques losses, the effectiveness of the Company’s global risk management policies and procedures, and the historically low level of losses that the Company has experienced from settlement and travelers cheques, management believes that the probability of future payments for settlement and travelers cheques losses in excess of existing reserves is negligible.

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

U.S. Dollar Functional Currency

Forward Contracts	December 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$39,933	$(286)	$34,680	$86
Commitments to sell foreign currency	22,088	388	17,268	86

Euro Functional Currency

Forward Contracts	December 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$—	$—	$121,351	$(2,312)
Commitments to sell foreign currency	49,698	(275)	45,123	147

Brazilian Real Functional Currency

Forward Contracts	December 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$—	$—	$10,954	$(841)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Brazilian real and Australian dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of December 31, 2007 as there were no derivative contracts accounted for under hedge accounting as of December 31, 2007. At December 31, 2006, the Company deferred $1,526 of net losses, after tax, in accumulated other comprehensive income which were reclassified to earnings during 2007 as the contracts matured.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2007 and 2006, respectively.

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

Revenue by geographic market is based on the location of our customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 49.7%, 52.3% and 54.8% of net revenues in 2007, 2006 and 2005, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard does not have any one customer that generated greater than 10% of net revenues in 2007. MasterCard had one customer that generated greater than 10% of net revenues for the years ended December 31, 2006 and 2005. This customer generated approximately $359,319 and $319,018 of net revenues for the years ended December 31, 2006 and 2005, respectively. In addition, the Company incurred costs of $3,847 for treasury and other services provided by this customer for the year ended December 31, 2005.

Note 24. Other Income

In the year ended December 31, 2007, the Company signed a settlement agreement to discontinue its relationship with the organization that operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events. The organization that operates the World Cup soccer events agreed to pay the Company $90,000 to resolve all disputes and this was recorded as other income in the year ended December 31, 2007.

In the year ended December 31, 2005, MasterCard recognized $26,500 in other income relating to a $17,500 settlement of a dispute of a customer business agreement and $9,000 for gains on the sales of two investments in affiliates.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA (Unaudited)

(In thousands, except per share data)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2007 Total
Revenue	$915,103	$996,959	$1,082,850	$1,072,687	$4,067,599
Operating income	313,938	268,816	353,303	172,055	1,108,112
Net income	214,906	252,286	314,461	304,233	1,085,886
Net income per share (basic)[2]	$1.58	$1.86	$2.32	$2.28	$8.05
Weighted average shares outstanding (basic)[2]	135,847	135,865	135,357	133,548	134,887
Net income per share (diluted)[2]	$1.57	$1.85	$2.31	$2.26	$8.00
Weighted average shares outstanding (diluted)[2]	136,594	136,687	136,228	134,448	135,695

	2006 Quarter Ended
	March 31	June 30	September 30	December 31[2]	2006 Total
Revenue	$738,453	$846,489	$901,969	$839,163	$3,326,074
Operating income (loss)	182,713	(273,966)	274,760	45,988	229,495
Net income (loss)	126,744	(310,460)	193,004	40,902	50,190
Net income (loss) per share (basic)[2]	$.94	$(2.30)	$1.42	$.30	$.37
Weighted average shares outstanding (basic)[2]	134,969	135,252	135,684	135,700	135,411
Net income (loss) per share (diluted)[2]	$.94	$(2.30)	$1.42	$.30	$.37
Weighted average shares outstanding (diluted)[2]	134,969	135,252	136,134	136,461	135,779

[1]

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

[2]

As more fully described in Note 14 to the Consolidated Financial Statements included herein, in connection with the ownership and governance transactions, we reclassified all of our approximately 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

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

Changes in Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2007. In a report included in Item 8 of this Report, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2007. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Item 8 of this Report.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

On February 19, 2008, the Company, in the ordinary course of business, issued 45 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 27 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than 2.6 percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee and audit committee financial experts appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 2008 (the “Proxy Statement”).

The information regarding compliance with Section 16(a) of the Exchange Act also appears in the Proxy Statement.

The aforementioned information in the Proxy Statement is incorporated by reference into this Report.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

MASTERCARD INCORPORATED
(Registrant)

Date: February 20, 2008	By:	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 20, 2008	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer; Director
(Principal Executive Officer)
Date: February 20, 2008	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)
Date: February 20, 2008	/S/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)
Date: February 20, 2008	/S/ SILVIO BARZI
Silvio Barzi
Director
Date: February 20, 2008	/S/ DAVID R. CARLUCCI
David R. Carlucci
Director
Date: February 20, 2008	/S/ STEVEN FREIBERG
Steven Freiberg
Director
Date: February 20, 2008	/S/ BERNARD S.Y. FUNG
Bernard S.Y. Fung
Director
Date: February 20, 2008	/S/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date: February 20, 2008	/S/ NANCY J. KARCH
Nancy J. Karch
Director
Date: February 20, 2008	/S/ MARC OLIVIÉ
Marc Olivié
Director
Date: February 20, 2008	/S/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director
Date: February 20, 2008	/S/ MARK SCHWARTZ
Mark Schwartz
Director
Date: February 20, 2008	/S/ TAN TEONG HEAN
Tan Teong Hean
Director
Date: February 20, 2008	/S/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2007 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 (b) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (File No. 333-128337)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

4.1	Form of MasterCard International Incorporated Note Purchase Agreement, dated as of June 30, 1998, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

4.2	Amendment to MasterCard International Incorporated Note Purchase Agreement, dated August 4, 2004, regarding $80,000,000 of 6.67% Subordinated Notes due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q filed November 9, 2004 (File No. 000-50250)).

10.1	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.2	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.3	Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

10.4	Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

Exhibit Number	Exhibit Description
10.4.1	First Amendment To Guarantee, dated as of November 23, 2004, between MasterCard International Incorporated, MasterCard Incorporated and UMB Bank & Trust, N.A. (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.5	Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.6	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.7*	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (File No. 000-50250)).

10.7.1*	MasterCard International—Citibank, N.A Agreement, dated December 31, 2004, between MasterCard International Incorporated and Citibank, N.A. (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.8*	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (File No. 000-50250)).

10.9+	Employment Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

10.9.1+	Addendum to the Employment Agreement between MasterCard International Incorporated and Robert W. Selander, dated February 28, 2005 (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.10 +	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (File No. 333-67544)).

10.10.1+	Letter from MasterCard International Incorporated to Alan J. Heuer, dated March 22, 2004 (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.11+	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 4, 2004 (File No. 000-50250)).

10.12+	MasterCard International Incorporated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

Exhibit Number	Exhibit Description
10.12.1+	Amendment to the MasterCard International Incorporated Supplemental Executive Retirement Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed March 16, 2006 (File No. 000-50250)).

10.13+	MasterCard International Incorporated Value Appreciation Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2004 (File No. 000-50250)).

10.14+	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.15+	MasterCard International Incorporated Annuity Bonus Program: Statement of Company Payroll and Procedures, as amended and restated January 1, 2005 with amendments through December 1, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 16, 2006 (File No. 000-50250)).

10.16+	MasterCard Incorporated Deferral Plan, as amended and restated effective for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2007 (File No. 001-32877).

10.17+	Schedule of Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

10.18+	Change-in-Control Agreement between MasterCard International Incorporated and Robert W. Selander (incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

10.19+	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (File No. 333-67544)).

10.20	Euro 100,000,000 Multi-Currency Overdraft Facility Agreement, dated as of September 30, 2002, between MasterCard Europe sprl and HSBC Bank plc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 333-67544)).

10.21+	MasterCard International Senior Executive Annual Incentive Compensation Plan, amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2007 (File No. 001-32877).

10.22+	MasterCard International Incorporated Senior Executive Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2005 (File No. 000-50250)).

10.23+	MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated effective June 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2007 (File No. 001-32877).

Exhibit Number	Exhibit Description

10.24*	Consumer Cards Incentive Agreement, dated April 14, 2005, between MasterCard International Incorporated and MBNA America Bank, N.A. (incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 14, 2005 (File No. 333-128337)).

10.25*	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed May 23, 2006 (File No. 333-128337)).

10.26*	Amendment to Member Business Agreement by and between MasterCard International Incorporated and HSBC Bank USA and Household Bank (SB), N.A. dated December 27, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.27	Form of Indemnification Agreement between MasterCard Incorporated and certain of its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.28	Form of Indemnification Agreement between MasterCard Incorporated and certain of its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.29*	Amended and Restated Customer Business Agreement, dated December 27, 2006, between MasterCard International Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.30	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.31+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.32+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.33+	2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

10.34	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.35+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

Exhibit Number	Exhibit Description

10.36+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.37+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877).

10.38+	Description of Employment Arrangement with Martina Hund-Mejean.

10.39+	Annual Base Salary for Certain Named Executive Officers of MasterCard Incorporated, as of March 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2008 (File No. 001-32877)).

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (File No. 000-50250)).

21	List of Subsidiaries of MasterCard Incorporated.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.