Form 10-Q
period 2008-03-31
MASTERCARD INC
filed 2008-04-29
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of April 24, 2008, there were 86,060,835 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 43,948,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,703 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,872,550	$1,659,295
Investment securities, at fair value:
Trading	—	2,561
Available-for-sale	790,199	1,308,126
Accounts receivable	527,065	532,633
Settlement due from customers	772,032	712,558
Restricted security deposits held for customers	134,241	142,052
Prepaid expenses	188,345	156,258
Other current assets	139,997	78,258

Total Current Assets	4,424,429	4,591,741
Property, plant and equipment, at cost (less accumulated depreciation of $267,888 and $250,888)	292,748	290,200
Deferred income taxes	285,503	263,143
Goodwill	255,996	239,626
Other intangible assets (less accumulated amortization of $363,712 and $347,977)	345,364	320,758
Investment securities available-for-sale, at fair value	236,693	—
Municipal bonds held-to-maturity	191,975	192,489
Prepaid expenses	282,110	274,962
Other assets	110,789	87,122

Total Assets	$6,425,607	$6,260,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$266,448	$252,391
Settlement due to customers	593,989	604,212
Restricted security deposits held for customers	134,241	142,052
Obligations under U.S. merchant lawsuit and other litigation settlements — (Note 12)	107,235	107,235
Accrued expenses	1,046,136	1,071,557
Short-term debt	80,000	80,000
Other current liabilities	137,184	105,895

Total Current Liabilities	2,365,233	2,363,342
Deferred income taxes	76,356	71,278
Obligations under U.S. merchant lawsuit and other litigation settlements (Note 12)	305,183	297,201
Long-term debt	149,974	149,824
Other liabilities	366,302	346,469

Total Liabilities	3,263,048	3,228,114
Commitments and Contingencies (Notes 10 and 12)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 91,864,938 and 91,243,433 shares issued and 86,441,214 and 87,321,541 outstanding, respectively	9	9
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 43,948,778 shares issued and outstanding, respectively	5	5
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,682 and 1,664 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,300,003	3,312,380
Class A treasury stock, at cost, 5,423,724 and 3,921,892, respectively	(894,644)	(600,532)
Retained earnings	464,585	37,699
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	293,285	216,651
Defined benefit pension and other postretirement plans, net of tax	(3,414)	(3,555)
Investment securities available-for-sale, net of tax	(1,890)	64,650

Total accumulated other comprehensive income	287,981	277,746

Total Stockholders’ Equity	3,157,939	3,027,307

Total Liabilities and Stockholders’ Equity	$6,425,607	$6,260,041

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Revenues, net	$1,182,084	$915,103
Operating Expenses
General and administrative	442,000	398,526
Advertising and marketing	199,213	178,451
Depreciation and amortization	25,264	24,188

Total operating expenses	666,477	601,165

Operating income	515,607	313,938
Other Income (Expense)
Investment income, net	114,770	36,248
Interest expense	(15,318)	(14,356)
Other income (expense), net	73,522	(40)

Total other income (expense)	172,974	21,852

Income before income taxes	688,581	335,790
Income tax expense	241,703	120,884

Net Income	$446,878	$214,906

Basic Net Income per Share (Note 2)	$3.40	$1.58

Basic Weighted average shares outstanding (Note 2)	131,426	135,847

Diluted Net Income per Share (Note 2)	$3.38	$1.57

Diluted Weighted average shares outstanding (Note 2)	132,220	136,594

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating Activities
Net income	$446,878	$214,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,264	24,188
Gain on sale of Redecard S.A. available-for-sale securities	(85,903)	—
Share based payments (Note 9)	11,051	8,425
Stock units settled in cash for taxes	(65,760)	(6,000)
Tax benefit for share based compensation	(40,661)	(3,761)
Impairment of investments	7,309	—
Accretion of imputed interest on litigation settlements	7,982	9,229
Deferred income taxes	(31,982)	19,444
Other	2,550	2,396
Changes in operating assets and liabilities:
Trading securities	2,561	7,211
Accounts receivable	16,369	4,037
Settlement due from customers	(20,861)	40,211
Prepaid expenses	(28,280)	(31,694)
Other current assets	(12,122)	(11,496)
Prepaid expenses, non-current	1,679	(25,971)
Accounts payable	10,046	(48,082)
Settlement due to customers	(46,381)	(65,616)
Accrued expenses	(5,994)	(78,428)
Net change in other assets and liabilities	30,167	11,975

Net cash provided by operating activities	223,912	70,974

Investing Activities
Purchases of property, plant and equipment	(12,447)	(16,855)
Capitalized software	(19,279)	(19,248)
Purchases of investment securities available-for-sale	(385,048)	(1,022,330)
Proceeds from sales and maturities of investment securities available-for-sale	640,920	1,013,249
Other investing activities	(2,110)	1,077

Net cash provided by (used in) investing activities	222,036	(44,107)

Financing Activities
Dividends paid	(20,038)	(12,157)
Cash proceeds from exercise of stock options	1,671	—
Tax benefit for share based compensation	40,661	3,761
Purchase of treasury stock	(294,112)	—

Net cash used in financing activities	(271,818)	(8,396)

Effect of exchange rate changes on cash and cash equivalents	39,125	6,268

Net increase in cash and cash equivalents	213,255	24,739
Cash and cash equivalents — beginning of period	1,659,295	1,185,080

Cash and cash equivalents — end of period	$1,872,550	$1,209,819

Non-cash financing activities:
Dividends declaration	$19,992	$20,715

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock
				Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2007	$3,027,307	$37,699	$277,746	$9	$5	$3,312,380	$(600,532)
Net income	446,878	446,878	—	—	—	—	—
Other comprehensive income, net of tax	10,235	—	10,235	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.15 per share	(19,992)	(19,992)	—	—	—	—	—
Share based payments	11,051	—	—	—	—	11,051	—
Stock units settled in cash for taxes	(65,760)	—	—	—	—	(65,760)	—
Tax benefit for share based compensation.	40,661	—	—	—	—	40,661	—
Purchases of treasury stock	(294,112)	—	—	—	—	—	(294,112)
Cash proceeds from exercise of stock options	1,671	—	—	—	—	1,671	—

Balance at March 31, 2008	$3,157,939	$464,585	$287,981	$9	$5	$3,300,003	$(894,644)

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Income	$446,878	$214,906
Other comprehensive income:
Foreign currency translation adjustments	76,634	13,692
Defined benefit pension and postretirement plans, net of tax	141	1,719
Unrealized gain (loss) and reclassification adjustment for realized (gain) on investment securities available-for-sale, net of tax	(66,540)	465
Derivatives accounted for as hedges and reclassification adjustment, net of tax	—	(541)

Other comprehensive income, net of tax	10,235	15,335

Comprehensive Income	$457,113	$230,241

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

The balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements as of December 31, 2007. The consolidated financial statements for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 are unaudited, and in the opinion of management include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures, including a summary of the Company’s significant accounting policies.

Note 2. Earnings Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$446,878	$214,906
Denominator:
Basic EPS weighted-average shares outstanding	131,426	135,847
Dilutive stock options and restricted stock units	794	747

Diluted EPS weighted-average shares outstanding	132,220	136,594

Earnings per Share:
Basic	$3.40	$1.58

Diluted	$3.38	$1.57

The calculation of diluted earnings per share excluded approximately 141 and 114 stock options for the three months ended March 31, 2008 and 2007, respectively, because the effect would be antidilutive.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 3. Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The fair values of the Company’s short-term bond funds are based on quoted prices and therefore classified as level 1.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The fair values of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and therefore classified as level 2. Also included in level 2 is the estimated fair value of the Company’s foreign exchange forward contracts, which are based on broker quotes for the same or similar instruments. See Note 14, Foreign Exchange Risk Management, for more information.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. See below for further discussion of the Company’s level 3 fair value measurements.

The Company’s assets carried at fair value on a recurring basis are as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2008
Municipal bonds[1]	$—	$562,095	$—	$562,095
Taxable short-term bond funds	228,056	—	—	228,056
Auction rate securities	—	—	236,693	236,693
Other	48	4,046	—	4,094

Total	$228,104	$566,141	$236,693	$1,030,938

1	Available-for-sale municipal bonds are carried at fair value and included in this table, however, held-to-maturity municipal bonds are carried at amortized cost and excluded from the table.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The Company holds investments in auction rate securities (“ARS”). Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the U.S. government. Starting on February 11, 2008, the Company experienced difficulty in selling ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. The estimated fair value of the ARS no longer approximates par value due to the lack of liquidity. The Company assigned a 5% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during the first quarter of 2008 after considering various factors, including the strong credit quality of the ARS, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS, limited input from broker-dealers, and ARS market conditions. The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve.

The table below includes a roll forward of the Company’s investments in ARS from January 1, 2008 to March 31, 2008, and a reclassification of these investments from level 2 to level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$348,000	$—
Purchases	321,550	—
Sales	(420,400)	—
Transfers (out) in	(249,150)	249,150
Unrealized (losses)[1]	—	(12,457)

Fair value March 31, 2008	$—	$236,693

[1]	Unrealized gains and losses on available for sale securities are recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant, and equipment, goodwill and intangible assets. The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations or financial position.

Also effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 4. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2008	December 31, 2007
Customer and merchant incentives	$374,131	$357,761
Advertising	54,463	33,603
Other	41,861	39,856

Total prepaid expenses	470,455	431,220
Prepaid expenses, current	(188,345)	(156,258)

Prepaid expenses, long-term	$282,110	$274,962

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 5. Other Assets

Other assets consisted of the following:

	March 31, 2008	December 31, 2007
Customer and merchant business agreements	$103,086	$70,043
Deferred taxes	92,546	44,525
Cash surrender value of keyman life insurance	26,071	23,957
Cost and equity method investments	9,585	8,286
Other	19,498	18,569

Total other assets	250,786	165,380
Other assets, current	(139,997)	(78,258)

Other assets, long-term	$110,789	$87,122

Certain customer and merchant business agreements provide a bonus for entering into the agreement. As of March 31, 2008 and December 31, 2007, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense. The increase in customer and merchant business agreements at March 31, 2008 is primarily related to the signing of new business agreements. The increase in deferred taxes is primarily related to the reduction of the deferred tax liability which was netted against deferred tax assets relating to the Company’s sale of its remaining investment in Redecard S.A.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 6. Pension Plans

The Company maintains a noncontributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. Additionally, the Company has an unfunded nonqualified supplemental executive retirement plan that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. For both plans, net periodic pension cost was as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$4,995	$4,718
Interest cost	3,409	3,050
Expected return on plan assets	(4,008)	(4,092)
Amortization:
Actuarial loss	419	—
Prior service credit	(582)	(57)

Net periodic pension cost	$4,233	$3,619

The funded status of the Qualified Plan exceeds minimum funding requirements. No voluntary contributions were made during the three months ended March 31, 2008 and 2007. The Company continues to evaluate whether to make any voluntary contributions to the Qualified Plan in 2008.

Note 7. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$488	$589
Interest cost	822	848
Amortization:
Actuarial gain	(129)	—
Transition obligation	53	53

Net periodic postretirement benefit cost	$1,234	$1,490

The Company does not make any contributions to its Postretirement Plan other than funding benefit payments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
Customer and merchant incentives	$497,972	$497,281
Personnel costs	147,529	296,031
Advertising	109,381	160,232
Taxes	196,626	10,028
Other	94,628	107,985

	$1,046,136	$1,071,557

Note 9. Share Based Payments and Other Benefits

On March 1, 2008, the Company granted approximately 234 performance units, 131 stock options and 2 restricted stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the performance units and restricted stock units, based on the closing price of the Class A common stock, par value $.0001, on the New York Stock Exchange on the date of grant, was $190.00. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $78.54. The performance units and restricted stock units will primarily vest on or about February 28, 2011. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008. Estimates are adjusted as appropriate.

Note 10. Commitments and Contingent Liabilities

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at March 31, 2008 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2008	$295,389	$6,052	$31,624	$257,713
2009	188,893	5,480	32,073	151,340
2010	106,137	2,758	13,814	89,565
2011	64,967	1,978	7,574	55,415
2012	46,694	1,819	6,452	38,423
Thereafter	66,249	36,837	20,821	8,591

Total	$768,329	$54,924	$112,358	$601,047

Included in the table above are capital leases with imputed interest expense of $9,601 and a net present value of minimum lease payments of $45,323. In addition, at March 31, 2008, $33,927 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $9,967 and $8,466 for the three months ended March 31, 2008 and 2007, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,487 and $1,867 for the three months ended March 31, 2008 and 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 11. Income Taxes

The effective income tax rate was 35.1% and 36.0% for the three months ended March 31, 2008 and 2007, respectively. The rate for the three months ended March 31, 2008 was lower than the same period in 2007 due to the effect of higher pre-tax income in 2008 on the relative impact of the permanent differences between book and taxable income. The overall benefit is driven primarily by lower proportional tax expense for uncertain tax positions, and certain higher foreign statutory tax benefits, offset by the lower proportional benefit from tax exempt income. In addition, the effective tax rate in 2007 included the impact of non-deductible charitable contributions.

Note 12. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the currency conversion litigations and the West Virginia consumer litigation described below. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it was jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On June 7, 2007, the District Court judge issued an opinion and order agreeing with the special master’s finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On June 13, 2007, MasterCard and Visa entered into an agreement to extend the statute of limitations on the time MasterCard has to file potential claims that MasterCard may have against Visa in connection with the SSF. On June 29, 2007, Visa filed a notice of appeal with the Second Circuit. Briefing on Visa’s appeal was completed on November 21, 2007. The Second Circuit has scheduled oral argument for the appeal on June 25, 2008.

On February 25, 2008, the Antitrust Division of the DOJ issued a Civil Investigative Demand (“CID”) to MasterCard seeking information regarding a potential violation of the final judgment in the DOJ litigation discussed in the preceding paragraphs. The CID seeks documents, data and narrative responses to several interrogatory and document requests which focus on whether early termination and waiver provisions in agreements between MasterCard and issuers violate the DOJ final judgment. MasterCard is cooperating with the DOJ in connection with the CID.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to Judge Barbara Jones, the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if: (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. In a series of rulings, the District Court denied most aspects of MasterCard’s motion to dismiss although it did dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On April 14, 2005, the District Court denied, at that stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover could refile a motion for collateral estoppel after discovery. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s prior dismissal of those claims. Fact discovery was completed on May 31, 2007. Discover has submitted confidential expert reports purporting to demonstrate that it had incurred billions of dollars of damages. MasterCard has submitted confidential expert reports countering the damages arguments made in Discover’s reports and concluding that damages are negative. On February 15, 2008, MasterCard moved for summary judgment with respect to all of Discover’s claims. Also on February 15, 2008, Discover filed a motion for summary judgment seeking collateral estoppel with respect to its Section 1 claims against MasterCard, as well as an order precluding MasterCard from litigating certain issues Discover contends were tried in the underlying DOJ litigation. Briefing on these motions was completed on April 25, 2008. The trial is scheduled to commence on September 9, 2008. In response to MasterCard and Visa’s requests, on April 18, 2008, the District Court ordered Discover, MasterCard and Visa to confer and stipulate to a process that would govern a non-binding mediation of the litigation, which is expected to be completed by June 30, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Between June 2005 and December 2005, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and were dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to Judge Jones. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On January 14, 2005, MasterCard filed a motion to dismiss the complaint for failure to state a claim. In a series of rulings, the Court denied all aspects of MasterCard’s motion to dismiss. American Express also requested that the Court apply collateral estoppel with respect to its final judgment in the DOJ litigation. On April 14, 2005, the District Court denied, at that stage in the litigation, American Express’ request to give collateral estoppel effect to the findings in the DOJ litigation. However, the Court indicated that American Express could refile a motion for collateral estoppel after discovery. As with the lawsuit brought by Discover that is described in the preceding paragraph, if the Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Fact discovery was completed on May 31, 2007. American Express has submitted confidential expert reports purporting to demonstrate that it had incurred billions of dollars of damages. MasterCard has submitted confidential expert reports countering the damages arguments made in American Express’ reports and concluding that damages are negative. In November 2007, Visa and the remaining bank defendants reached a settlement with American Express and were dismissed from the case. As a result, MasterCard is the sole remaining defendant in the American Express action. On February 15, 2008, MasterCard moved for summary judgment with respect to all of American Express’ claims. Also on February 15, 2008, American Express moved for summary judgement, based on collateral estoppel and allegedly undisputed facts, with respect to the majority of its Section 1 and Section 2 claims against MasterCard. American Express also seeks to preclude MasterCard from litigating certain issues American Express contends were tried in the underlying DOJ litigation. Briefing on these motions was completed on April 25, 2008. The trial is scheduled to commence on September 9, 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this matter.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately nine months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process have been stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totalling $14,112. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believes that it is likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On May 8, 2007, the trial court dismissed the case.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440 to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements was held on March 31, 2008 and Judge Pauley reserved decision on final approval. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On June 6, 2007, the appellate court granted MasterCard’s motion to defer briefing until a final settlement is approved in the MDL action.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota and Illinois actions, but such an agreement has not been executed with plaintiffs in the Missouri action.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

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

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages. MasterCard moved to dismiss certain of eFunds’ causes of action and the court heard oral argument on the motion on June 29, 2007. On August 16, 2007, the court granted parts of MasterCard’s motion to dismiss although eFunds’ claim for damages for breach of contract and related causes of action remain. On September 4, 2007, MasterCard answered the complaint and filed counterclaims against eFunds. eFunds has not served a response to MasterCard’s counterclaims. In addition, on April 18, 2008, MasterCard filed an amended answer and counterclaims and eFunds’ time to respond is currently running.

At this time, it is not possible to determine the outcome of, or estimate the liability related to, the eFunds litigation and no provision for losses has been provided in connection with it.

Global Interchange Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish a default interchange fee in certain circumstances that applies when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard or its members’ interchange fees are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. No provision for losses has been provided in connection with them.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

United States. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. MasterCard moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice which plaintiffs have appealed. Oral argument on the appeal was held on June 11, 2007. On March 7, 2008, the Court of Appeals affirmed the district court’s dismissal of the complaint. The time in which plaintiffs can file a petition for certiorari with the Supreme Court is currently running.

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

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. On January 8, 2008, the district court adopted the magistrate judge’s report and recommendation and dismissed the plaintiffs’ pre-2004 damage claims. On January 11, 2008, the magistrate judge issued a report and recommendation that MasterCard’s motion to dismiss the individual merchant defendants’ Section 2 claims should be denied. On February 15, 2008, MasterCard filed objections to the magistrate judge’s report and recommendation. Fact discovery has been proceeding and is currently scheduled to be completed by October 15, 2008, with briefing on class certification to be completed by November 24, 2008 and briefing on case dispositive motions to be completed by November 25, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On February 12, 2008, Magistrate Judge Orenstein issued a report and recommendation that granted in part and denied in part MasterCard’s motion to dismiss. Specifically, Magistrate Orenstein recommended that MasterCard’s motion to dismiss plaintiffs’ fraudulent conveyance claims be granted but he allowed plaintiffs leave to replead those claims. Magistrate Orenstein otherwise recommended the denial of all other aspects of MasterCard’s motion to dismiss plaintiffs’ Section 7 and Section 1 claims described above. The time in which plaintiffs could replead their fraudulent conveyance claims is currently running. On April 4, 2008, MasterCard filed objections to Magistrate Orenstein’s report and recommendation. The parties have also entered into court-recommended mediation.

European Union. In September 2000, the European Commission issued a “Statement of Objections” challenging Visa International’s cross-border default interchange fees under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt the Visa interchange fees from these rules through the end of 2007 based on certain changes proposed by Visa to its interchange fees. Among other things, in connection with the exemption order, Visa agreed to adopt a cost-based methodology for calculating its interchange fees similar to the methodology employed by MasterCard, which considers the costs of certain specified services provided by issuers, and to reduce its interchange rates for debit and credit transactions to amounts at or below certain specified levels. On March 26, 2008, the European Commission announced that it has opened formal antitrust proceedings against Visa Europe Limited, under Article 81 of the EC Treaty, in relation to Visa’s multilateral interchange fees for cross-border consumer payment card transactions within the European Economic Area (the “EEA”) and Visa’s ‘honor all cards’ rule as it applies to these transactions.

On September 25, 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees. On June 23, 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. On November 14 and 15, 2006, the European Commission held hearings on MasterCard Europe’s cross-border default interchange fees. On March 23, 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the IPO on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none.

The decision requires MasterCard to cease applying the MasterCard MIF, to refrain from repeating the infringement, and not to apply its recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit payment transactions within the Eurozone. MasterCard understands that the decision gives MasterCard until June 21, 2008 to comply, with the possibility that the European Commission may extend this time at its discretion. The decision also requires MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $400 U.S. per day) in the event that MasterCard fails to comply.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

On March 1, 2008, MasterCard filed an application of annulment of the European Commission’s decision to the EU Court of First Instance. MasterCard also has the right to seek interim relief to prevent the decision from becoming effective before the outcome of its appeal or with respect to other aspects of the decision, although it is uncertain whether MasterCard would receive any such relief.

The decision permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. MasterCard has entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, on April 26, 2008, the European Commission informed MasterCard that it had rejected such request. Although MasterCard believes that any business practices it would implement would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

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

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Australia, Brazil, Colombia, Mexico, South Africa, Singapore, Norway, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 13. Settlement and Travelers Cheque Risk Management

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

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Further, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	March 31, 2008	December 31, 2007
MasterCard-branded transactions:
Gross Settlement Exposure	$21,565,233	$22,783,200
Collateral held for Settlement Exposure	(2,344,208)	(2,161,754)

Net uncollateralized Settlement Exposure	$19,221,025	$20,621,446

Uncollateralized Settlement Exposure attributable to non-compliant members	$65,332	$108,141

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,297,046	$3,347,853

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 43% at both March 31, 2008 and December 31, 2007. The United Kingdom accounted for 10% and 11% at March 31, 2008 and December 31, 2007, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 78% and 64% at March 31, 2008 and December 31, 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The exposure estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $531,661 and $563,087 at March 31, 2008 and December 31, 2007, respectively. The reduction in travelers cheques exposure is attributable to the continued wind-down of the MasterCard travelers cheques program.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $427,082 and $452,134 at March 31, 2008 and December 31, 2007, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $17,085 and $18,004 at March 31, 2008 and December 31, 2007, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 14. Foreign Exchange Risk Management

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

U.S. Dollar Functional Currency

	March 31, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$46,130	$723	$39,933	$(286)
Commitments to sell foreign currency	115,506	348	22,088	388

Euro Functional Currency

	March 31, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$1,195	$(4)	$—	$—
Commitments to sell foreign currency	81,931	2,979	49,698	(275)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Brazilian real, Canadian dollar, Mexican peso, Thai baht, Japanese yen and Australian dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of March 31, 2008 and December 31, 2007 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at March 31, 2008 and December 31, 2007, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 15. Other Income (Expense)

During the three months ended March 31, 2008, MasterCard sold all of its remaining 6,141 shares of Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $86,000 in investment income during the period. The Company also recognized $75,000, pre-tax in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business.

Note 16. Subsequent Events

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2,500,000 through April 27, 2010 and then decrease to $2,000,000 during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at March 31, 2008 and December 31, 2007, respectively. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

As of April 29, 2008, the Company had repurchased and settled approximately 557 additional shares of its Class A common stock at an approximate cost of $128,567.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, growing acceptance and continuing to invest in its brands, pursuing incremental payment opportunities throughout the world and increasing its volume of business with customers over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of these risk factors in Item 1A — Risk Factors.

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

We recorded net income of $447 million, or $3.38 per diluted share, for the three months ended March 31, 2008 compared to $215 million, or $1.57 per diluted share, in the same period in 2007. Our liquidity and capital positions remain strong with $2.7 billion in cash, cash equivalents and current available-for-sale securities, and $3.2 billion in stockholders’ equity as of March 31, 2008.

We achieved net revenue growth of 29.2% in the first three months of 2008, compared to the first three months of 2007, principally due to increased transactions and volumes. Foreign currency fluctuation of the euro and the Brazilian real against the U.S. dollar accounted for 5.1% and pricing increases accounted for approximately 6% of the net revenue growth, respectively.

Operating expenses increased 10.9% in the first three months of 2008, compared to the first three months of 2007, of which 3.3% was due to the impact of foreign currency fluctuation related to the euro and the real. The increase in operating expenses was primarily due to an increase in general and administrative expenses to support our customer focused strategy. Our operating expenses as a percentage of total revenues were 56.4% in the first three months of 2008 versus 65.7% in the comparable period a year ago.

Other income in the three months ended March 31, 2008 includes realized gains of approximately $86 million for the sale of the remaining shares of our available-for-sale security, Redecard S.A., and $75 million related to the termination of a customer business agreement. See “—Other Income (Expense)”.

Regulatory actions, litigation, the economic environment and any resulting impact on credit risk and/or consumer spending, competition, consolidation within the banking industry and the growing influence of customers and merchants may lead us to change our pricing arrangements, reducing our overall revenues and having an adverse impact on our business. See Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for these and other risks facing our business.

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

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. In most regions except Europe and Brazil, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. In Brazil, the local currency is the real. Assessment revenues are calculated in Europe and Brazil based on the euro and real, respectively. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar, euro, or real compared to the foreign currencies of the related local volumes in each period. In the first quarter of 2008, the U.S. dollar weakened as evidenced by a 20.0% increase in gross dollar volume (“GDV”) on a U.S. dollar converted basis exceeding local currency GDV growth of 14.1%, compared to the same period in the prior year.

We are especially impacted by the movements of the euro and the Brazilian real relative to the U.S. dollar since the functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. The strengthening or devaluation of the U.S. dollar against the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. The impact on operating results for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Revenue change attributable to translation of euro and real revenues to U.S. dollars	5.1%	2.7%
Operating expense change attributable to euro and real expenses to U.S. dollars	3.3%	2.0%

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 72.6% and 71.4% of our net revenues from net operations fees and approximately 27.4% and 28.6% of our net revenues from net assessments in the three months ended March 31, 2008 and 2007, respectively. The shift of 1.2% to operations fees from assessments was primarily due to new and increased pricing implemented for operations fees.

Operations fees are transaction-based and are also volume-based and are charged for facilitating the processing and acceptance of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

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

•

Currency conversion and cross-border are volume-based revenues. Cross-border volumes are generated by transactions in which the cardholder and merchant geography are different. We process transactions denominated in more than 160 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We charge issuers and acquirers for all cross-border volumes. In January 2008, we increased the charge to acquirers for cross-border volumes. We can also perform currency conversion services by processing transactions in a merchant’s local currency and converting the amount to the currency of the issuer, who in turn may add foreign exchange charges and post the transaction on the cardholder’s statement in their own home currency. We charge issuers for performing currency conversion.

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

•

Connectivity fees are charged to issuers and acquirers for network access, equipment, and the transmission of authorization and settlement messages. These fees are based on the volume of information being transmitted through and the number of connections to our systems.

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

Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance. From time to time, the Company may introduce assessments for specific purposes such as market development programs.

Our gross revenues from operations fees and assessments vary and are dependent on the nature of the transactions and GDV generated from those transactions. The combination of the following transaction characteristics for operations fees determines the pricing:

•	Domestic or cross-border

•	Credit, online debit (PIN based), offline Debit (signature-based)

•	Tiered pricing with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

In addition to the factors above, assessment fee pricing also considers retail purchases or cash withdrawals.

We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia. Cross-border transactions generate greater revenue than domestic transactions due to higher operations fees for settlement, authorization, switch and, if requested, fees for conversion between two different currencies. In addition, higher operations fees are charged on signature transactions than online transactions.

Gross revenues grew 26.4% in the three months ended March 31, 2008 compared to the same period last year. Revenue growth was the result of increased transactions and GDV, as well as price increases and currency fluctuation. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs.

Rebates and incentives as a percentage of gross revenues were approximately 21.1% and 22.8% in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, MasterCard reduced an estimate of rebates due to a customer which did not achieve performance hurdles included in a customer business agreement, which impacted rebates and incentives as a percentage of gross revenues. The continued consolidation of our key customers and the growing influence of merchants have led to enhanced competition in the global payments industry and demand for better pricing arrangements.

The U.S. remains our largest geographic market based on revenues. Revenues generated in the U.S. were approximately 50.1% and 52.9% of total revenues in the three months ended March 31, 2008 and 2007, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in any period. Certain non-U.S. economies have experienced more growth than the U.S. economy. Accordingly, some non-U.S. revenues grew at a faster rate than U.S. revenues in the three months ended March 31, 2008 compared to the same period in 2007. The growth was not specifically related to any one region in which we do business.

Our business is dependent on certain world economies and consumer behaviors. In particular, a significant portion of our revenues are dependent on international travel patterns, which can vary with the strengthening or weakening of foreign currencies or the impact of specific events, such as terrorist attacks. Our revenues can also be impacted by a number of factors related to consumer behavior, including consumer spending and confidence in the MasterCard brand.

Results of Operations

	Three Months Ended March 31,		Percent Increase (Decrease)
	2008	2007	2008 vs. 2007
	(In millions, except per share, percent and GDV amounts)
Net operations fees	$858	$653	31.4%
Net assessments	324	262	23.7%

Total revenue	1,182	915	29.2%
General and administrative	442	399	10.9%
Advertising and marketing	199	178	11.6%
Depreciation and amortization	25	24	4.5%

Total operating expenses	666	601	10.9%

Operating income	516	314	64.2%
Total other income (expense), net	173	22	691.6%

Income before income tax expense	689	336	105.1%
Income tax expense	242	121	100.0%

Net income	$447	$215	107.9%

Net income per share (basic)	$3.40	$1.58	115.2%
Weighted average shares outstanding (basic)	131	136	(3.3)%
Net income per share (diluted)	$3.38	$1.57	115.3%
Weighted average shares outstanding (diluted)	132	137	(3.2)%
Effective income tax rate	35.1%	36.0%	* *
Gross dollar volume on a U.S. dollar converted basis (in billions)	611	509	20.0%
Processed transactions	4,863	4,205	15.7%

**	Not meaningful

Operations Fees

			Dollar	Percent
	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2008	2007	2008	2007
	(In millions, except percent)
Authorization, settlement and switch	$379	$305	$74	24.3%
Currency conversion and cross-border	268	186	82	44.1%
Acceptance development fees	72	58	14	24.1%
Warning bulletin fees	18	18	—	—
Connectivity	27	22	5	22.7%
Consulting and research fees	17	17	—	—
Other operations fees	163	119	44	37.0%

Gross operations fees	$944	$725	$219	30.2%
Rebates	(86)	(72)	(14)	19.4%

Net operations fees	$858	$653	$205	31.4%

•

Authorization, settlement and switch revenues increased due to an increase in the number of transactions processed through our systems of 15.7% in the three months ended March 31, 2008 from the comparable period in 2007. During the three months ended March 31, 2008, approximately 2% of this increase in revenue was attributable to higher utilization and pricing increases for stand-in authorization services. Stand-in occurs when the issuer’s primary authorization routing options fail and MasterCard approves the requests on behalf of the issuer based on pre-defined issuer parameters. In addition, $9 million of the increase was due to net foreign exchange gains relating to exchange rate volatility on settlement activities.

•

Currency conversion and cross-border revenues increased due to increases in cross-border volumes of 23.6% in the three months ended March 31, 2008. In addition, a price increase on acquiring cross-border volumes implemented in January 2008 accounted for almost half of the percentage increase in currency conversion and cross-border fees from the same period last year.

•

Acceptance development fees increased primarily due to increased volumes and the implementation of a new fee in April 2007. The new fee accounted for almost half of the percentage increase in acceptance fees compared to the three months ended March 31, 2007.

•	Warning bulletin fees are primarily based on customer requests for distribution of invalid account information.

•	Connectivity revenues in the three months ended March 31, 2008 increased compared to the same period in 2007 due primarily to the increased data volumes.

•

Consulting and research fees remained constant in the three months ended March 31, 2008 compared to the same period in 2007. Our business agreements with certain customers may include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements was 49.2% of consulting and research fees in the three months ended March 31, 2008, as compared to 35.1% in the same period last year.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. In the three months ended March 31, 2008 compared to the same period last year, no increase in any component of other operations fees was material, other than the following :

•

Implementation of a new account enhancement program in June 2007 resulted in an increase of $13 million. The program enables issuers to more closely align the economics of reward programs with cardholder value, including card customization and features.

•

Pricing for retail purchases in the U.S. by non-U.S. cardholders increased in January 2008. This price increase, coupled with an increase in retail purchase volumes, resulted in a revenue increase of $12 million.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates as a percentage of gross operations fees were 9.1% and 9.9% in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, MasterCard adjusted an estimate of rebates to a customer which did not achieve performance hurdles included in a customer business agreement.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments were as follows:

			Dollar	Percent
	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions, except percent)
Gross assessments	$554	$460	$94	20.4%
Rebates and incentives	(230)	(198)	(32)	16.2%

Net assessments	$324	$262	$62	23.7%

GDV growth was 14.1% in the three months ended March 31, 2008 when measured in local currency terms, and 20.0% when measured on a U.S. dollar converted basis. Gross assessments also grew due to an increase in assessable volumes for market development programs in specific countries within Europe.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or the execution of marketing programs. The rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives as a percentage of gross assessments were 41.5% and 43.0% in the three months ended March 31, 2008 and 2007, respectively, due primarily to the Company’s adjustment of an estimate of rebates and incentives to a customer which did not achieve performance hurdles included in a customer business agreement. Non-GDV performance-based incentives vary depending on the agreement terms and the timing of our customers’ performance. Accordingly, our incentives for non-GDV performance metrics, such as the issuance of new cards, the launch of new programs or the execution of marketing programs, impact the relationship between gross assessments and net assessments.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, and depreciation and amortization expenses. In the three months ended March 31, 2008, there was an increase in operating expenses of $65 million or 10.9% compared to the same period in 2007.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, data processing, telecommunications and travel. The major components of general and administrative expenses were as follows:

	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions. except percent)
Personnel	$303	$254	$49	19.3%
Professional fees	52	53	(1)	(1.9)%
Telecommunications	19	17	2	11.8%
Data processing	17	15	2	13.3%
Travel and entertainment	25	26	(1)	(3.8)%
Other	26	34	(8)	(23.5)%

General and administrative expenses	$442	$399	$43	10.9%

•

Personnel expense increased in the three months ended March 31, 2008 primarily due to additional staff, increased performance incentives, merit increases, and contractor fees to support our strategic initiatives.

•	Professional fees consist primarily of legal costs to defend our outstanding litigation and third party consulting services related to strategic initiatives.

•	Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings.

•

Other includes rental expense for our facilities, foreign exchange transaction gains and losses and other miscellaneous administrative expenses. The decrease for the three months ended March 31, 2008 is primarily driven by favorable fluctuations in foreign exchange rates.

Advertising and Marketing

Our approach to advertising and marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated program designed to increase MasterCard brand awareness/preference and usage of MasterCard cards. Also included within advertising and marketing are costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs. Advertising and marketing expenses increased $21 million, or 11.6%, in the three months ended March 31, 2008 versus the comparable period in 2007. Approximately 4.4% of the growth was related to the impact of foreign currency fluctuation of the euro and real to the U.S. dollar. In addition, in 2008 the timing of certain advertising and marketing expenses varied due to their relationship to specific sponsorships or promotions. We intend to continue to sponsor diverse events aimed at multiple target audiences.

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

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other income (expense). Investment income increased $79 million in the three months ended March 31, 2008 primarily due to the sale of the remaining shares of our available-for-sale security, Redecard S.A., for $86 million, partially offset by a $6 million impairment on short-term bond fund investments.

Other income (expense) increased $74 million in the three months ended March 31, 2008, primarily due to the termination of a customer business agreement for a customer exiting a specific line of business.

Income Taxes

The effective income tax rate was 35.1% and 36.0% for the three months ended March 31, 2008 and 2007, respectively. The rate for the three months ended March 31, 2008 is lower than the comparable period in 2007 due to the effect of higher pre-tax income in 2008 on the relative impact of the permanent differences between book and taxable income. The overall benefit is driven primarily by lower proportional tax expense for uncertain tax positions, and certain higher foreign statutory tax benefits, offset by the lower proportional benefit from tax exempt income. In addition, the effective tax rate in 2007 included the impact of non-deductible charitable contributions.

During the three months ended March 31, 2008 the company’s unrecognized tax benefits related to tax positions taken in the current period increased by $13 million, all of which would affect the effective tax rate if recognized.

Liquidity

We need capital resources and liquidity to fund our global development, to provide for credit and settlement risk, to finance capital expenditures and any future acquisitions and to service the payments of principal and interest on our outstanding debt and the settlement of the U.S. merchant lawsuit. At March 31, 2008 and December 31, 2007, we had $2.7 billion and $3.0 billion of cash, cash equivalents and current available-for-sale securities to use for our operations. The decrease at March 31, 2008 was primarily related to the reclassification of $237 million of auction rate securities (“ARS”) to long-term available-for-sale securities due to failure of the auction mechanism and a lack of liquidity for these investments. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the U.S. government. The Company assigned a 5% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income after considering various factors, including the strong credit quality of the securities, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS securities, limited input from broker-dealers, and ARS market conditions. See Note 3 to the Consolidated Financial Statements included in Item 1 for more information.

We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our operating, working capital and capital needs in 2008. Additionally, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for these and other risks facing our business. See Note 12 to the Consolidated Financial Statements included in Item 1 for more information.

	Three Months Ended March 31,
	2008	2007
Cash flow data:
Net cash provided by operating activities	$224	$71
Net cash provided by (used in) investing activities	222	(44)
Net cash used in financing activities	(272)	(8)

	March 31, 2008	December 31, 2007
Balance sheet data:
Current assets	$4,424	$4,592
Current liabilities	2,365	2,363
Long-term liabilities	898	865
Equity	3,158	3,027

Net cash provided by operating activities for the three months ended March 31, 2008 was $224 million compared to $71 million in 2007. The increase in cash from operations was primarily due to higher net income partially offset by certain transactions, including the pre-tax gain from the sale of the remaining shares of Redecard S.A., which is classified as an investing activity, and the corresponding impact on deferred taxes. The timing of settlement activity with our customers, stock units settled for cash and the tax benefit for share based compensation also partially mitigated the higher net income impact.

Net cash provided by investing activities for the three months ended March 31, 2008 primarily relates to net sales of available-for-sale securities, including the sale of the remaining portion of our Redecard S.A. shares, ARS and short-term bond fund investments. Cash provided by (used in) investing activities in 2008 and 2007 was partially offset by cash used for investments as MasterCard continued to invest in leasehold and building improvements to support increased workforce, data center equipment and capitalized software to expand our core functionality, including development of a new debit processing platform. In conjunction with the development of the debit processing platform, we capitalized approximately $6 million of costs during the three months ended March 31, 2008.

Cash used in financing activities for the three months ended March 31, 2008 primarily related to the repurchase of approximately $294 million in shares of our Class A common stock through a repurchase plan and the payment of approximately $20 million in dividends to our stockholders.

As of April 29, 2008, the Company had repurchased and settled approximately 557,000 additional shares of its Class A common stock at an approximate cost of $129 million.

On February 5, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 9, 2008 to holders of record on April 9, 2008 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2.5 billion through April 27, 2010 and then decrease to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at March 31, 2008 and December 31, 2007, respectively. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Future Obligations

The following table summarizes as of March 31, 2008 our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2008	2009 - 2010	2011 - 2012	2013 and thereafter
	(In millions)
Capital leases[1]	$55	$6	$8	$4	$37
Operating leases[2]	112	32	46	14	20
Sponsorship, licensing & other[3,4]	615	272	241	94	8
Litigation settlements[5]	507	107	200	200	—
Debt[6]	231	81	150	—	—

Total	$1,520	$498	$645	$312	$65

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $498 million as of March 31, 2008 related to customer and merchant agreements.

[4]

We have included our current liability of $14 million relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the settlement agreement in the U.S. merchant lawsuit and other litigation settlements.
[6]

Debt primarily represents principal and interest owed on our subordinated notes due June 2008 and the principal owed on our Series A Senior Secured Notes due September 2009. We also have various credit facilities for which there were no outstanding balances at March 31, 2008 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign currency exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Company’s Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at March 31, 2008 as compared to December 31, 2007.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three month periods ended March 31, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2008 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, the consolidated statements of cash flows, and the consolidated condensed statements of comprehensive income for each of the three month periods ended March 31, 2008 and 2007, and the consolidated statements of changes in stockholders’ equity for the three month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December, 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

April 29, 2008

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On April 10, 2007, our Board of Directors authorized the repurchase of up to $500 million of Class A common stock in 2007 (the “Repurchase Program”), which was completed on October 23, 2007. On October 29, 2007, our Board of Directors amended the Repurchase Program to authorize the Company to repurchase an incremental $750 million (an aggregate for the entire Repurchase Program of $1.25 billion) of Class A common stock in open market transactions through June 30, 2008. During the first quarter of 2008, MasterCard repurchased a total of approximately 1.5 million shares, for an aggregate of $294 million and at an average price of $195.84 per share of Class A common stock. The Company’s activity during the first quarter of 2008 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (1)
January 1 – 31	656,512	$189.59	656,512	$525,000,183
February 1 –29	314,800	$203.18	314,800	$461,039,863
March 1 – 31	530,520	$199.21	530,520	$355,355,895

Total	1,501,832	$195.84	1,501,832

(1)	Dollar value for shares that may yet be purchased under the Repurchase Program is as of the end of the period.

Item 5.	Other Information.

On April 24, 2008, the Company, in the ordinary course of business, issued 27 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 6 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008	MASTERCARD INCORPORATED
(Registrant)

Date: April 29, 2008	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2008	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2008	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	First Amendment to Amended and Restated Customer Business Agreement, dated January 8, 2008, between MasterCard International Incorporated and Bank of America, N.A.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.