Form 10-Q
period 2008-06-30
MASTERCARD INC
filed 2008-08-01
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 25, 2008, there were 98,325,486 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 30,848,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,713 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,769,211	$1,659,295
Investment securities, at fair value:
Trading	—	2,561
Available-for-sale	719,023	1,308,126
Accounts receivable	575,493	532,633
Settlement due from customers	758,740	712,558
Restricted security deposits held for customers	143,197	142,052
Prepaid expenses	203,663	156,258
Deferred income taxes	195,798	44,525
Other current assets	34,512	33,733

Total Current Assets	4,399,637	4,591,741
Property, plant and equipment, at cost (less accumulated depreciation of $278,146 and $250,888)	297,178	290,200
Deferred income taxes	732,620	263,143
Goodwill	259,647	239,626
Other intangible assets (less accumulated amortization of $371,739 and $347,977)	374,891	320,758
Investment securities available-for-sale, at fair value	224,190	—
Municipal bonds held-to-maturity	191,975	192,489
Prepaid expenses	319,271	274,962
Other assets	60,766	87,122

Total Assets	$6,860,175	$6,260,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$260,702	$252,391
Settlement due to customers	662,274	604,212
Restricted security deposits held for customers	143,197	142,052
Obligations under litigation settlements (Note 12)	706,860	107,235
Accrued expenses	904,019	1,071,557
Short-term debt	—	80,000
Other current liabilities	123,527	105,895

Total Current Liabilities	2,800,579	2,363,342
Deferred income taxes	83,935	71,278
Obligations under litigation settlements (Note 12)	1,362,559	297,201
Long-term debt	170,637	149,824
Other liabilities	389,758	346,469

Total Liabilities	4,807,468	3,228,114
Commitments and Contingencies (Notes 15 and 17)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 105,010,327 and 91,243,433 shares issued and 98,269,737 and 87,321,541 outstanding, respectively	10	9
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 30,848,778 and 43,948,778 shares issued and outstanding, respectively	4	5
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,703 and 1,664 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,304,080	3,312,380
Class A treasury stock, at cost, 6,740,590 and 3,921,892, respectively	(1,250,000)	(600,532)
Retained earnings (accumulated deficit)	(282,020)	37,699
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	293,501	216,651
Defined benefit pension and other postretirement plans, net of tax	(3,273)	(3,555)
Investment securities available-for-sale, net of tax	(14,215)	64,650

Total accumulated other comprehensive income	276,013	277,746

Total Stockholders’ Equity	2,048,087	3,027,307

Total Liabilities and Stockholders’ Equity	$6,860,175	$6,260,041

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues, net	$1,246,504	$996,959	$2,428,588	$1,912,062
Operating Expenses
General and administrative	499,349	431,463	941,349	829,990
Advertising and marketing	303,064	268,253	502,277	446,703
Litigation settlements	1,649,345	3,400	1,649,345	3,400
Depreciation and amortization	27,950	25,027	53,214	49,216

Total operating expenses	2,479,708	728,143	3,146,185	1,329,309

Operating income (loss)	(1,233,204)	268,816	(717,597)	582,753
Other Income (Expense)
Investment income, net	25,685	36,466	140,455	72,714
Interest expense	(15,438)	(11,170)	(30,756)	(25,526)
Other income (expense), net	(225)	92,187	73,297	92,147

Total other income (expense)	10,022	117,483	182,996	139,335

Income (loss) before income taxes	(1,223,182)	386,299	(534,601)	722,088
Income tax expense (benefit)	(476,529)	134,013	(234,826)	254,897

Net Income (Loss)	$(746,653)	$252,286	$(299,775)	$467,191

Basic Net Income (Loss) per Share (Note 2)	$(5.74)	$1.86	$(2.29)	$3.44

Basic Weighted Average Shares Outstanding (Note 2)	130,073	135,865	130,750	135,856

Diluted Net Income (Loss) per Share (Note 2)	$(5.74)	$1.85	$(2.29)	$3.42

Diluted Weighted Average Shares Outstanding (Note 2)	130,073	136,687	130,750	136,643

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating Activities
Net income (loss)	$(299,775)	$467,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,214	49,216
Gain on sale of Redecard S.A. available-for-sale securities	(85,903)	—
Share based payments (Note 13)	28,989	23,382
Stock units settled in cash for taxes	(66,090)	(11,193)
Tax benefit for share based compensation	(43,829)	(6,734)
Impairment of investments	8,900	—
Accretion of imputed interest on litigation settlements	16,124	18,644
Deferred income taxes	(573,927)	(1,557)
Other	5,208	4,620
Changes in operating assets and liabilities:
Trading securities	2,561	6,919
Accounts receivable	(15,809)	(23,141)
Settlement due from customers	(8,172)	43,000
Prepaid expenses	(41,548)	(36,647)
Other current assets	(1,723)	(5,067)
Prepaid expenses, non-current	(34,110)	(23,392)
Litigation settlement accruals	1,648,859	2,915
Accounts payable	(272)	(43,314)
Settlement due to customers	21,577	(36,166)
Accrued expenses	(155,076)	6,524
Net change in other assets and liabilities	83,601	10,961

Net cash provided by operating activities	542,799	446,161

Investing Activities
Purchases of property, plant and equipment	(28,961)	(40,942)
Capitalized software	(38,784)	(33,741)
Purchases of investment securities available-for-sale	(422,739)	(1,924,024)
Proceeds from sales and maturities of investment securities available-for-sale	737,616	1,896,975
Other investing activities	709	5,005

Net cash provided by (used in) investing activities	247,841	(96,727)

Financing Activities
Dividends paid	(39,878)	(33,099)
Cash proceeds from exercise of stock options	4,656	1,083
Tax benefit for share based compensation	43,829	6,734
Payment of debt	(80,000)	—
Purchase of treasury stock	(649,468)	—

Net cash used in financing activities	(720,861)	(25,282)

Effect of exchange rate changes on cash and cash equivalents	40,137	11,091

Net increase in cash and cash equivalents	109,916	335,243
Cash and cash equivalents — beginning of period	1,659,295	1,185,080

Cash and cash equivalents — end of period	$1,769,211	$1,520,323

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Retained Earnings	Accumulated Other Comprehensive	Common Shares		Additional
	Total	(Accumulated Deficit)	Income, net of tax	Class A	Class B	Paid-In Capital	Treasury Stock
	(In thousands, except per share data)
Balance at December 31, 2007	$3,027,307	$37,699	$277,746	$9	$5	$3,312,380	$(600,532)
Net loss	(299,775)	(299,775)	—	—	—	—	—
Other comprehensive (loss), net of tax	(1,733)	—	(1,733)	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.30 per share	(39,628)	(19,944)	—	—	—	(19,684)	—
Share based payments	28,989	—	—	—	—	28,989	—
Stock units settled in cash for taxes	(66,090)	—	—	—	—	(66,090)	—
Tax benefit for share based compensation	43,829	—	—	—	—	43,829	—
Purchases of treasury stock	(649,468)	—	—	—	—	—	(649,468)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	4,656	—	—	—	—	4,656	—

Balance at June 30, 2008	$2,048,087	$(282,020)	$276,013	$10	$4	$3,304,080	$(1,250,000)

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Income (Loss)	$(746,653)	$252,286	$(299,775)	$467,191
Other comprehensive income (loss):
Foreign currency translation adjustments	216	11,167	76,850	24,859
Defined benefit pension and postretirement plans, net of tax	141	4	282	1,723
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	(12,325)	(3,366)	(78,865)	(2,901)
Derivatives accounted for as hedges and reclassification adjustment, net of tax	—	(447)	—	(988)

Other comprehensive income (loss), net of tax	(11,968)	7,358	(1,733)	22,693

Comprehensive Income (Loss)	$(758,621)	$259,644	$(301,508)	$489,884

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

The balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements as of December 31, 2007. Certain prior period amounts have been reclassified to conform to the 2008 presentation. The consolidated financial statements for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 are unaudited, and in the opinion of management include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 2. Earnings (Loss) Per Share (“EPS”)

The components of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(746,653)	$252,286	$(299,775)	$467,191

Denominator:
Basic EPS weighted-average shares outstanding	130,073	135,865	130,750	135,856
Dilutive stock options and restricted stock units	—	822	—	787

Diluted EPS weighted-average shares outstanding	130,073	136,687	130,750	136,643

Earnings (Loss) per Share:
Basic	$(5.74)	$1.86	$(2.29)	$3.44

Diluted	$(5.74)	$1.85	$(2.29)	$3.42

The calculation of diluted loss per share for each of the three and six month periods ended June 30, 2008 excluded approximately 1,080 restricted stock units and 835 stock options because the effect would be antidilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excluded approximately 186 and 330 stock options, respectively, because the effect would be antidilutive.

Note 3. Non-Cash Financing Activities

	Six Months Ended June 30,
	2008	2007
Dividends declared but not yet paid	$19,684	$20,713
MasterCard France Acquisition	20,432	—

On April 1, 2008, the Company and Europay France integrated their operating structures in France by forming a new entity, MasterCard France (“MCF”). The Company accounted for this transaction as a 100% acquisition, in accordance with the terms of the acquisition agreement, by recording a liability for the present value of the fixed purchase price of 15,000 euros to be paid in three years.

On June 3, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on August 11, 2008 to holders of record of Class A common stock, par value $.0001 per share (the “Class A common stock”), and Class B common stock, par value $.0001 per share (the “Class B common stock”), on July 11, 2008. The aggregate amount payable for this dividend was $19,684. The declaration and payment of any future dividends will be at the sole discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

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

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The fair values of the Company’s short-term bond funds are based on quoted prices and are therefore classified as level 1.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The fair values of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and are therefore classified as level 2. Also included in level 2 is the estimated fair value of the Company’s foreign exchange forward contracts, which are based on broker quotes for the same or similar instruments. See Note 19, Foreign Exchange Risk Management, for more information.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. See below for further discussion of the Company’s level 3 fair value measurements, including auction rate securities (“ARS”).

The Company’s assets carried at fair value on a recurring basis are as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2008
Municipal bonds[1]	$—	$566,674	$—	$566,674
Taxable short-term bond funds	152,317	—	—	152,317
Auction rate securities	—	—	224,190	224,190
Other	32	1,285	—	1,317

Total	$152,349	$567,959	$224,190	$944,498

[1]	Available-for-sale municipal bonds are carried at fair value and are included in this table. However, held-to-maturity municipal bonds are carried at amortized cost and are excluded from the table.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government, via the Department of Education. The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of June 30, 2008:

Par Amount	% of Total	Maturity (years)
$4,000	2%	0-10
43,100	17%	11-20
138,350	55%	21-30
63,650	26%	> 30

$249,100	100%

Beginning on February 11, 2008, the auction mechanism that provide liquidity to the ARS investments began to fail. Since mid-February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. Prior to February 11, 2008, $420,400 of ARS were sold at par value. During the three months ended June 30, 2008, $50 of ARS were sold at par value. No ARS were sold or called by the issuer at less than par value during the three or six months ended June 30, 2008. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities. Subsequent to June 30, 2008, the Company received notification that ARS investments, with a par value of $5,750, will be called at par value during the third quarter.

As of June 30, 2008, the ARS market remained illiquid but there had been some call and redemption activity in the ARS student loan sector. Due to the lack of liquidity, the Company determined that the fair value of the ARS still did not approximate par value. Accordingly, the Company assigned a 10% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income. The 10% discount on the ARS par value reflects the Company’s assessment of fair value based on the income approach, as set forth in SFAS 157. The income approach included a discounted cash flow analysis of the estimated future cash flows for the ARS portfolio as of June 30, 2008.

In determining whether the decline in value of the ARS investments was other-than-temporary, the Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) MasterCard’s ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity as a result of normal market mechanisms or issuer calls of the securities, and the effects of changes in interest rates. The Company has the intent and ability to hold its ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore does not consider these unrealized losses to be other-than-temporary.

The ARS investments have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2008 to June 30, 2008, and a reclassification of these investments from level 2 to level 3 in the Valuation Hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$348,000	$—
Purchases	321,550	—
Sales, January 1 – March 31, 2008	(420,400)	—
Transfers (out) in	(249,150)	249,150
Sales, April 1 – June 30, 2008	—	(50)
Unrealized losses	—	(24,910)[1]

Fair value June 30, 2008	$—	$224,190

[1]	Unrealized losses on available for sale securities are recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets. The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to the Company’s non-financial assets will have on the Company’s consolidated results of operations or financial position.

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

Note 5. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2008	December 31, 2007
Customer and merchant incentives	$422,434	$357,761
Advertising	50,929	33,603
Other	49,571	39,856

Total prepaid expenses	522,934	431,220
Prepaid expenses, current	(203,663)	(156,258)

Prepaid expenses, long-term	$319,271	$274,962

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 6. Other Assets

Other assets consisted of the following:

	June 30, 2008	December 31, 2007
Customer and merchant business agreements	$43,972	$70,043
Cash surrender value of keyman life insurance	25,049	23,957
Cost and equity method investments	8,587	8,286
Other	17,670	18,569

Total other assets	95,278	120,855
Other assets, current	(34,512)	(33,733)

Other assets, long-term	$60,766	$87,122

Certain customer and merchant business agreements provide a bonus for entering into the agreement. As of June 30, 2008 and December 31, 2007, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 7. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$464,845	$(341,067)	$123,778	$422,739	$(319,067)	$103,672
Trademarks and tradenames	26,589	(24,979)	1,610	25,259	(22,609)	2,650
Customer relationships	18,443	(231)	18,212	—	—	—
Other	6,304	(5,462)	842	6,304	(6,301)	3

Total	516,181	(371,739)	144,442	454,302	(347,977)	106,325
Unamortized intangible assets:
Customer relationships	230,449	—	230,449	214,433	—	214,433

Total	$746,630	$(371,739)	$374,891	$668,735	$(347,977)	$320,758

Additions to capitalized software primarily include internal projects associated with system enhancements or infrastructure improvements adjusted for the translation of capitalized software denominated in foreign currency. Amortizable trademarks and tradenames, amortizable customer relationships and unamortizable customer relationships include assets which are denominated in a foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, unamortizable customer relationships increased $16,016 as of June 30, 2008 from December 31, 2007, since these assets relate to the acquisition of Europay International S.A. on June 28, 2002 and therefore are denominated in euros.

On April 1, 2008, the Company and Europay France integrated their operating structures by forming a new entity, MCF, which resulted in the Company recording $18,443 of amortizable customer relationships. Amortizable customer relationships are being amortized on a straight line basis over 20 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Amortization and impairment expense on the assets above amounted to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Amortization	$13,227	$12,315	$24,606	$24,450
Impairment	498	217	498	217

During the three and six months ended June 30, 2008, impairment charges of $498 were recorded primarily in connection with decisions to discontinue the use of various technologies included in capitalized software. The Company performed an impairment analysis on the related technology and estimated the fair value at zero based on expectations that use of the underlying technology will be discontinued. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations.

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

The remainder of 2008	$30,374
2009	45,840
2010	33,757
2011	12,513
2012 and thereafter	21,958

Note 8. Pension Plans

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$4,995	$4,715	$9,990	$9,433
Interest cost	3,410	3,045	6,819	6,095
Expected return on plan assets	(4,007)	(4,092)	(8,015)	(8,184)
Amortization:
Actuarial loss	418	—	837	—
Prior service credit	(582)	(57)	(1,164)	(114)

Net periodic pension cost	$4,234	$3,611	$8,467	$7,230

The funded status of the Qualified Plan exceeds minimum funding requirements. No voluntary contributions were made during the three and six months ended June 30, 2008 and 2007, respectively. The Company continues to evaluate whether to make any voluntary contributions to the Qualified Plan in 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 9. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$488	$589	$976	$1,178
Interest cost	822	848	1,644	1,696
Amortization:
Actuarial gain	(130)	—	(259)	—
Transition obligation	54	53	107	106

Net periodic postretirement benefit cost	$1,234	$1,490	$2,468	$2,980

The Company does not make any contributions to its Postretirement Plan other than funding benefit payments.

Note 10. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
Customer and merchant incentives	$444,586	$497,281
Personnel costs	202,433	296,031
Advertising	146,845	160,232
Taxes	10,983	10,028
Other	99,172	107,985

	$904,019	$1,071,557

Note 11. Debt

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2,500,000 through April 27, 2010 and then decrease to $2,000,000 during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at June 30, 2008 or December 31, 2007. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 1998, the Company issued $80,000 of ten-year unsecured, subordinated notes paying a fixed interest rate of 6.67% per annum. The Company repaid the principal amount of $80,000 plus accrued interest of $2,668 on June 30, 2008 pursuant to the terms of such notes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 12. Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 during the three and six months ended June 30, 2008.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 17 and contract disputes with certain customers. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company is required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled. Total liabilities for litigation settlements changed as follows:

Balance as of December 31, 2007	$404,436
Provision for American Express Settlement (Note 17)	1,649,345
Interest accretion on U.S. Merchant Lawsuit Settlement	16,124
Payments	(486)

Balance as of June 30, 2008	$2,069,419

See Note 17 for additional discussion regarding the Company’s legal proceedings.

Note 13. Share Based Payment and Other Benefits

On March 1, 2008, the Company granted approximately 234 performance units, 131 stock options and 2 restricted stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the performance units and restricted stock units, based on the closing price of the Class A common stock, par value $.0001, on the New York Stock Exchange on the date of grant, was $190.00. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $78.54. The performance units and restricted stock units will primarily vest on February 28, 2011. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008. Estimates are adjusted as appropriate. No significant grants under the LTIP were made subsequent to March 1, 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 14. Stockholders’ Equity

Class B Common Stock Conversion

In February 2008, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 13,100 shares of Class B common stock into shares of Class A common stock. In May 2008, the Company implemented and completed a conversion program in which all of the 13,100 authorized shares of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred by participating holders of Class B common stock to public investors.

Stock Repurchase Program

During 2008, the Company repurchased approximately 2,819 shares of Class A common stock at a cost of $649,468, completing its aggregate authorized share repurchase program of $1,250,000. The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Note 15. Commitments

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at June 30, 2008 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2008	$254,046	$5,042	$24,681	$224,323
2009	205,138	5,988	36,006	163,144
2010	128,987	2,757	16,977	109,253
2011	77,030	1,978	10,297	64,755
2012	58,106	1,819	8,790	47,497
Thereafter	73,143	36,837	27,552	8,754

Total	$796,450	$54,421	$124,303	$617,726

Included in the table above are capital leases with imputed interest expense of $9,563 and a net present value of minimum lease payments of $44,858. In addition, at June 30, 2008, $49,429 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $10,369 and $8,759 for the three months ended June 30, 2008 and 2007, respectively, and $20,335 and $17,225 for the six months ended June 30, 2008 and 2007, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,660 and $1,627 for the three months ended June 30, 2008 and 2007, respectively, and $5,148 and $3,494 for the six months ended June 30, 2008 and 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 16. Income Taxes

Effective Income Tax Rate

The effective income tax rate was 39.0% and 34.7% for the three months ended June 30, 2008 and 2007, respectively, and 43.9% and 35.3% for the six months ended June 30, 2008 and 2007, respectively. The increase in the absolute effective tax rate in both periods was primarily due to the tax benefit related to the charge for the American Express Settlement (see Notes 12 and 17). The effect of the charge significantly changed the geographic distribution of pre-tax income (loss) from jurisdictions with lower tax rates to those with higher tax rates.

In addition, the charge for the American Express Settlement, recognized for book purposes in this period, will be deductible for tax purposes in the periods that payments are made. Accordingly, a deferred tax asset was recorded to account for the difference in timing between the book and tax realization of the tax benefit. This deferred tax asset was the primary reason for the increase in deferred tax assets in the second quarter of 2008.

Note 17. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings other than for the American Express litigation, currency conversion litigations and the West Virginia consumer litigation described below. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. MasterCard believes that this bylaw is punitive and violates the final judgment in the DOJ litigation, which enjoins Visa and MasterCard from enacting, maintaining, or enforcing any bylaw or policy that prohibits issuers from issuing general purpose cards or debit cards in the United States on any other general purpose card network. On July 7, 2006, a special master appointed by the District Court to conduct an evidentiary hearing issued a report and recommendation to the District Court finding that the continuation of Visa’s settlement service fee after the effective date of the final judgment on October 15, 2004 violated the final judgment. On June 7, 2007, the District Court judge issued an opinion and order agreeing with the special master’s finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On June 13, 2007, MasterCard and Visa entered into an agreement to extend the statute of limitations on the time MasterCard has to file potential claims that MasterCard may have against Visa in connection with the SSF. On June 29, 2007, Visa filed a notice of appeal with the Second Circuit. Briefing on Visa’s appeal was completed on November 21, 2007. On July 29, 2008, in connection with the execution of the judgment sharing agreement in the Discover litigation described below, and as separate consideration to MasterCard reflected in the allocation provisions of that agreement, Visa agreed to dismiss its appeal and MasterCard released any potential claims that it may have against Visa in connection with the SSF.

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

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to Judge Barbara Jones, the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if: (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover seeks treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. In a series of rulings, the District Court denied most aspects of MasterCard’s motion to dismiss although it did dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On April 14, 2005, the District Court denied, at that stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover could refile a motion for collateral estoppel after discovery. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s prior dismissal of those claims. Fact discovery was completed on May 31, 2007. Discover has submitted expert reports purporting to demonstrate that it had incurred damages in excess of $6,000,000 before trebling. MasterCard has submitted expert reports countering the damages arguments made in Discover’s reports and concluding that damages are negative. On February 15, 2008, MasterCard moved for summary judgment with respect to all of Discover’s claims. Also on February 15, 2008, Discover filed a motion for summary judgment seeking collateral estoppel with respect to its Section 1 claims against MasterCard, as well as an order precluding MasterCard from litigating certain issues Discover contends were tried in the underlying DOJ litigation. Briefing on these motions was completed on April 25, 2008. The District Court has indicated that it expects to issue decisions on these motions on or before August 18, 2008. The Court has scheduled trial to commence on October 14, 2008. In response to MasterCard and Visa’s requests, on April 18, 2008, the District Court ordered Discover, MasterCard and Visa to confer and stipulate to a process that would govern a non-binding mediation of the litigation. The parties participated in mediation which failed to produce a settlement. On July 29, 2008, MasterCard and Visa entered into a judgment sharing agreement that provides for the apportionment of certain costs and liabilities which MasterCard and Visa may incur, jointly and/or severally, in the event of an adverse judgment or settlement in the Discover litigation. The judgment sharing agreement provides that Visa would be responsible for the substantial majority of any judgment or settlement in the litigation, based primarily on relevant volumes. At this time it is not possible to determine the ultimate resolution of, or estimate the liability, if any, related to the Discover litigation. No provision for losses has been provided in connection with this matter.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Between June 2005 and December 2005, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and were dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to Judge Jones. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express sought treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. In November 2007, Visa and the remaining bank defendants reached a settlement with American Express and were dismissed from the case. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard, following which Judge Jones dismissed the case without prejudice, pending full payment. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’ U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. Total future payments discounted at 5.75% over the payment term, or $1,649,345, are reflected on MasterCard’s Statement of Operations as a litigation settlement.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico, California and West Virginia. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. The parties in the California cases briefed and argued the narrow issue of whether as a legal matter the summary judgment ruling in the U.S. merchant lawsuit could constitute a final judgment on the merits to which collateral estoppel could potentially apply. On October 31, 2007, the California state court ruled in MasterCard and Visa’s favor and found that the Wal-Mart summary judgment ruling would have no collateral estoppel effect in this proceeding. Limited discovery is proceeding in the California cases. Based upon litigation developments and settlement negotiations in that state, and pursuant to Financial Accounting Standards No. 5, “Accounting for Contingencies,” MasterCard recorded legal reserves for the West Virginia consumer litigation during the second quarter of 2007. On January 7, 2008, MasterCard executed a settlement agreement, in which it agreed to resolve the West Virginia consumer action for a payment by MasterCard of $3,400, which is within the reserve that MasterCard had established for the case. The court granted preliminary approval of the settlement on January 14, 2008. The hearing on the final approval of the settlement is scheduled for August 20, 2008.

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

eFunds Litigation

In December 2003, MasterCard and eFunds Corporation (“eFunds”) entered into a Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. After analysis of the needs of its customers and its business, on December 13, 2006, MasterCard notified eFunds that, pursuant to one of the provisions in the Agreement, it was terminating the Agreement. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. The complaint asserts several causes of action including declaratory judgment, breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent inducement. eFunds seeks a declaratory judgment that the Agreement remains in full force and effect, or, in the alternative, monetary damages. MasterCard moved to dismiss certain of eFunds’ causes of action and the court heard oral argument on the motion on June 29, 2007. On August 16, 2007, the court granted parts of MasterCard’s motion to dismiss although eFunds’ claim for damages for breach of contract and related causes of action remain. On September 4, 2007, MasterCard answered the complaint and filed counterclaims against eFunds. In addition, on April 18, 2008, MasterCard filed an amended answer and counterclaims. On May 8, 2008, eFunds answered MasterCard’s counterclaims and added additional claims in an amended complaint. On July 1, 2008, MasterCard moved to dismiss certain of eFunds’ claims. The parties are briefing MasterCard’s motion and are proceeding with discovery.

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

United States. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against MasterCard International, Visa U.S.A., Inc., Visa International Corp. and several member banks in California alleging, among other things, that MasterCard’s and Visa’s interchange fees contravene the Sherman Act and the Clayton Act. The plaintiffs seek damages and an injunction against MasterCard (and Visa) setting interchange and engaging in “joint marketing activities,” which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

moved to dismiss the claims in the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting MasterCard’s motion to dismiss and dismissed the complaint with prejudice which plaintiffs have appealed. Oral argument on the appeal was held on June 11, 2007. On March 7, 2008, the Court of Appeals affirmed the district court’s dismissal of the complaint. The time in which plaintiffs could file a petition for certiorari with the Supreme Court has expired.

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

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. On January 8, 2008, the district court adopted the magistrate judge’s report and recommendation and dismissed the plaintiffs’ pre-2004 damage claims. On January 11, 2008, the magistrate judge issued a report and recommendation that MasterCard’s motion to dismiss the individual merchant defendants’ Section 2 claims should be denied. On February 15, 2008, MasterCard filed objections to the magistrate judge’s report and recommendation. On May 14, 2008, the court issued an order rejecting MasterCard’s objections and adopted the magistrate’s recommendation denying MasterCard’s motion to dismiss. Fact discovery has been proceeding and is currently scheduled to be completed by October 15, 2008, with briefing on class certification to be completed by November 24, 2008 and briefing on case dispositive motions to be completed by November 25, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On February 12, 2008, Magistrate Judge Orenstein issued a report and recommendation that granted in

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

part and denied in part MasterCard’s motion to dismiss. Specifically, Magistrate Orenstein recommended that MasterCard’s motion to dismiss plaintiffs’ fraudulent conveyance claims be granted but he allowed plaintiffs leave to replead those claims. Magistrate Orenstein otherwise recommended the denial of all other aspects of MasterCard’s motion to dismiss plaintiffs’ Section 7 and Section 1 claims described above. On April 4, 2008, MasterCard filed objections to Magistrate Orenstein’s report and recommendation. The court has not yet ruled on MasterCard’s objections. The parties have also entered into court-recommended mediation.

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

The decision required MasterCard to cease applying the MasterCard MIF, to refrain from repeating the infringement, and not to apply its recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $400 U.S. per day) in the event that MasterCard fails to comply.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The decision permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission’s satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. MasterCard has entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, on April 26, 2008, the European Commission informed MasterCard that it had rejected such request.

On June 12, 2008 MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. Discussions are continuing between MasterCard and the European Commission concerning what interchange fee setting methodology MasterCard might employ in compliance with the decision.

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

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, on April 21, 2008, the RBA released its preliminary conclusions. These indicate that the RBA is considering imposing additional regulations that could further reduce the domestic interchange fees of four-party credit card systems in Australia. The effect of any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems, which could have a significant adverse impact on MasterCard’s business in Australia.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, South Africa, Singapore, Norway, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2008	December 31, 2007
MasterCard-branded transactions:
Gross Settlement Exposure	$23,918,778	$22,783,200
Collateral held for Settlement Exposure	(2,057,839)	(2,161,754)

Net uncollateralized Settlement Exposure	$21,860,939	$20,621,446

Uncollateralized Settlement Exposure attributable to non-compliant members	$99,537	$108,141

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,510,726	$3,347,853

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 41% and 43% at June 30, 2008 and December 31, 2007, respectively. The United Kingdom accounted for approximately 11% at both June 30, 2008 and December 31, 2007. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 86% and 64% at June 30, 2008 and December 31, 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The exposure estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $516,653 and $563,087 at June 30, 2008 and December 31, 2007, respectively. The reduction in travelers cheques exposure is attributable to the continued wind-down of the MasterCard travelers cheques program.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $414,292 and $452,134 at June 30, 2008 and December 31, 2007, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $16,729 and $18,004 at June 30, 2008 and December 31, 2007, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 19. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. At June 30, 2008, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	June 30, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$44,619	$446	$39,933	$(286)
Commitments to sell foreign currency	92,577	(621)	22,088	388

Euro Functional Currency
	June 30, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to sell foreign currency	$77,492	$1,460	$49,698	$(275)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Brazilian real, Canadian dollar, Mexican peso, Thai baht, Japanese yen and Australian dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of June 30, 2008 and December 31, 2007 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at June 30, 2008 and December 31, 2007, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 20. Other Income

During the six months ended June 30, 2008, MasterCard sold all of its remaining 6,141 shares of Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $86,000 in investment income during the period. The Company also recognized $75,000, pre-tax, in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business.

In June 2007, the Company signed a settlement agreement to discontinue its relationship with the organization which operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events. The organization which operates the World Cup soccer events agreed to pay the Company $90,000 to resolve all disputes and this was recorded as other income in the three and six months ended June 30, 2007.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries. In this discussion, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (doing business as MasterCard Worldwide), and MasterCard Europe sprl (“MasterCard Europe”).

Forward-Looking Statements and Non-GAAP Financial Information

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s strong liquidity and capital position, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, growing acceptance and continuing to invest in its brands, pursuing incremental payment processing opportunities throughout the world, increasing its volume of business with customers over time, maintaining and enhancing its brands and images through advertising and marketing efforts on a global scale and continuing to invest in marketing programs at regional and local levels. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Item 1A in Part II of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these risk factors in Item 1A — Risk Factors.

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the requirements of Regulation S-K, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

MasterCard has presented non-GAAP financial measures for operating expenses in the three and six months ended June 30, 2008 and 2007 and the effective income tax rate for the three and six months ended June 30, 2008 as supplements to GAAP measures, to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to aid in forecasting future periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. More specifically, with respect to the non-GAAP financial measures presented in this discussion:

•

Operating expenses – Litigation settlements have been excluded since MasterCard monitors litigation settlements separately from ongoing operations and evaluates ongoing operating performance without these settlements. See “—Operating Expenses” for a table which provides a reconciliation of operating expenses excluding litigation settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

•

Effective income tax rate – The income tax benefits associated with litigation settlements have been excluded to provide a comparison of the effective income tax rate associated with ongoing operations of the business. See “—Income Taxes” for a table which provides a reconciliation of the effective income tax rate excluding litigation settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

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

Our financial results during the three and six months ended June 30, 2008 were significantly impacted by the legal environment in which we operate our business. During the second quarter, we settled a lawsuit (the “American Express Settlement”) with American Express Company (“American Express”) which resulted in a pre-tax charge of $1.649 billion. Accordingly, we recorded a net loss of $747 million, or $5.74 per diluted share, and $300 million, or $2.29 per diluted share, for the three and six months ended June 30, 2008, respectively, versus net income of $252 million, or $1.85 per diluted share, and $467 million, or $3.42 per diluted share, in the comparable periods in 2007. As of June 30, 2008, our liquidity and capital positions remained strong with $2.5 billion in cash, cash equivalents and current available-for-sale securities, and $2.0 billion in stockholders’ equity.

We achieved net revenue growth of 25.0% and 27.0% for the three and six months ended June 30, 2008, respectively, primarily due to increased transactions and volumes. Foreign currency fluctuation of the euro and Brazilian real against the U.S. dollar accounted for 5.4 and 5.2 percentage points of our net revenue growth for the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. Pricing increases accounted for approximately 5 percentage points of our net revenue growth in each of the three and six month periods ended June 30, 2008, respectively, versus the comparable periods in 2007.

Our operating expenses increased 240.6% and 136.7% for the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. Excluding the impact of litigation settlements identified in the table included in “—Operating Expenses”, our operating expenses increased 14.6% and 12.9% in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007, of which 4.5 and 3.9 percentage points, respectively, were due to the foreign currency fluctuation of the euro and Brazilian real against the U.S. dollar. See “—Impact of Foreign Currency Rates”.

Other income in the six months ended June 30, 2008 included realized gains of approximately $86 million for the sale of the remaining shares of our available-for-sale security, Redecard S.A., and $75 million related to the termination of a customer business agreement. See “—Other Income (Expense)”.

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

Financial Results

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	(In millions, except per share, percent and GDV amounts)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net operations fees	$938	$729	28.7%	$1,796	$1,382	30.0%
Net assessments	308	268	14.9%	632	530	19.2%

Total revenues, net	1,247	997	25.0%	2,429	1,912	27.0%
General and administrative	499	432	15.7%	941	830	13.4%
Advertising and marketing	303	268	13.0%	502	447	12.4%
Litigation settlements	1,649	3	* *	1,649	3	* *
Depreciation and amortization	28	25	11.7%	53	49	8.1%

Total operating expenses	2,480	728	240.6%	3,146	1,329	136.7%

Operating income (loss)	(1,233)	269	(558.8)%	(718)	583	(223.1)%
Total other income, net	10	117	(91.5)%	183	139	31.3%

Income (loss) before income tax expense	(1,223)	386	(416.6)%	(535)	722	(174.0)%
Income tax expense (benefit)	(477)	134	(455.6)%	(235)	255	(192.1)%

Net income (loss)	$(747)	$252	(396.0)%	$(300)	$467	(164.2)%

Net income (loss) per share (basic)	$(5.74)	$1.86	(408.6)%	$(2.29)	$3.44	(166.6)%
Weighted average shares outstanding (basic)	130	136	(4.3)%	131	136	(3.8)%
Net income (loss) per share (diluted)	$(5.74)	$1.85	(410.3)%	$(2.29)	$3.42	(167.0)%
Weighted average shares outstanding (diluted)	130	137	(4.8)%	131	137	(4.3)%
Effective income tax rate	39.0%	34.7%	* *	43.9%	35.3%	* *
Gross dollar volume on a U.S. dollar converted basis[1] (in billions)	$655	$554	18.2%	$1,264	$1,062	19.0%
Processed transactions[2]	5,221	4,596	13.6%	10,086	8,803	14.6%

*	Note that the figures in the preceding table may not sum due to rounding
**	Percentage change calculation not meaningful.
[1]	MasterCard branded card volume only.
[2]	MasterCard, Maestro and Cirrus branded transactions.

Impact of Foreign Currency Rates

Our operations are impacted by changes in foreign currency exchange rates. In most regions except Europe and Brazil, assessments are calculated based on local currency volume converted to U.S. dollar volume using average exchange rates for the related assessment period. In Europe, the local currency volumes are converted to the euro. In Brazil, the local currency is the real. Assessment revenues are calculated in Europe and Brazil based on the euro and real, respectively. As a result, assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar, euro, or real compared to the foreign currencies of the related local volumes in each period. In the three and six months ended June 30, 2008, the U.S. dollar weakened as evidenced by a 18.2% and 19.0% increase, respectively, in gross dollar volume (“GDV”) on a U.S. dollar converted basis versus local currency GDV growth of 12.8% and 13.4%, respectively, from the same periods in the prior year.

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

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. We earned approximately 75.2% and 73.9% of our net revenues from net operations fees in the three and six months ended June 30, 2008, respectively, versus 73.1% and 72.3% in the comparable periods in 2007. From net assessments, we earned approximately 24.8% and 26.1% of our net revenues in the three and six months ended June 30, 2008, respectively, versus 26.9% and 27.7% in the comparable periods, respectively, in 2007. Our revenue growth was moderated by a $53 million, or 16.9%, and $98 million, or 16.8%, increase in rebates and incentives to our customers and merchants in the three and six months ended June 30, 2008, respectively.

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

Our gross revenues from operations fees and assessments vary and are dependent on the nature of the transactions and GDV generated from those transactions. The combination of the following transaction characteristics for operations fees determines the pricing:

•	Domestic or cross-border

•	Credit, online debit (PIN-based), offline debit (signature-based)

•	Tiered pricing with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

In addition to the factors above, assessment fee pricing also considers retail purchases or cash withdrawals.

We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia. Cross-border transactions generate greater revenue than domestic transactions due to higher operations fees for settlement, authorization and switch, and are also subject to cross-border fees. In addition, higher operations fees are charged on signature transactions than online transactions.

Gross revenues grew 23.1% and 24.6% in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. Revenue growth was the result of increased transactions and GDV, as well as price increases and currency fluctuation. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. The continued consolidation of our customers and the growing influence of merchants have led to enhanced competition in the global payments industry and demand for better pricing arrangements.

Rebates and incentives as a percentage of gross revenues were approximately 22.7% and 21.9% for the three and six months ended June 30, 2008, respectively, versus 23.9% and 23.4% for the comparable periods in 2007. During the three and six months ended June 30, 2008, MasterCard reduced estimates of rebates and incentives for certain customers that did not or are not expected to achieve contractual performance hurdles. These reductions in estimated rebates and incentives decreased rebates and incentives as a percentage of gross revenues.

Business Environment

Regulatory actions, litigation, the challenging economic environment and any resulting impact on credit risk and/or consumer spending are impacting our results from operations. In addition, competition, consolidation within the banking industry and the growing influence of customers and merchants could reduce overall revenues and have an adverse impact on our business. See Item 1A – Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A – Risk Factors, in Part II of this Form 10-Q for these and other risks facing our business.

Our business performance is dependent on the economic environment in the countries that we operate in, the financial health of our customers and consumers’ spending behaviors. The slowdown in a number of economies in the world and rising prices have impacted our customers and consumers’ spending behaviors and may continue to impact a variety of specific factors that drive our business performance, including:

•	Volumes may grow at a lower rate or could decline.

•	Number of processed transactions could decline or grow at a lower rate.

•	Customers may decrease spending for optional or enhanced services.

•	Estimates of our revenues, rebates and incentives are less easily predicted due to increased uncertainty and volatility in the performance of our customers’ businesses.

Our net revenues are impacted by these drivers and actual results could differ from our estimates. Our revenues are particularly dependent on cross-border purchase volumes and transactions which are influenced by international travel patterns. In the past, international travel patterns have been impacted by the strengthening or weakening of foreign currencies or the impact of specific events, such as terrorist attacks. Travel patterns can also be influenced by a declining economy, inflation and business environment.

The U.S. economy is experiencing a slowdown. Our U.S. customers’ businesses are being impacted by changes in consumer behavior, including increased delinquencies. U.S. processed transactions and volume growth rate are slowing versus comparable historical periods. Certain non-U.S. economies are experiencing similar trends, however, other emerging market economies continue to experience strong growth.

The U.S. remains our largest geographic market based on revenues. Revenue generated in the United States was approximately 47.5% and 48.9% of total revenues in the three and six months ended June 30, 2008, respectively, versus 51.8% and 52.3% in the comparable periods in 2007. Some non-U.S. revenues grew at a faster rate than U.S. revenues in the three and six months ended June 30, 2008 versus the comparable periods in 2007. The weakening of the dollar has also impacted these percentages. The growth was not specifically related to any one region in which we do business.

Operations Fees

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions, except percentages)
Authorization, settlement and switch	$409	$339	$70	20.6%	$788	$645	$143	22.2%
Currency conversion and cross-border	289	208	81	38.9%	557	394	163	41.4%
Acceptance development fees	77	66	11	16.7%	149	124	25	20.2%
Warning bulletin fees	19	19	—	—	37	37	—	—
Connectivity	29	24	5	20.8%	55	47	8	17.0%
Consulting and research fees	22	18	4	22.2%	39	35	4	11.4%
Other operations fees	184	133	51	38.3%	347	250	97	38.8%

Gross operations fees	1,029	807	222	27.5%	1,972	1,532	440	28.7%
Rebates	(91)	(78)	(13)	16.7%	(176)	(150)	(26)	17.3%

Net operations fees	$938	$729	$209	28.7%	$1,796	$1,382	$414	30.0%

•

Authorization, settlement and switch revenues increased primarily due to increases in the number of transactions processed through our systems of 13.6% and 14.6% in the three and six months ended June 30, 2008 versus the comparable periods in 2007. During the six months ended June 30, 2008, approximately 1 percentage point of the percentage increase in revenue was attributable to higher utilization and pricing increases for stand-in authorization services. Stand-in occurs when the issuer’s primary authorization routing options fail and MasterCard approves the requests on behalf of the issuer based on pre-defined issuer parameters. In addition, $6 million and $15 million of the increase in the three and six months ended June 30, 2008, respectively, was due to net foreign exchange gains relating to exchange rate volatility on settlement activities.

•

Currency conversion and cross-border revenues increased due to increases in cross-border volumes of 18.9% and 20.4% in the three and six months ended June 30, 2008, respectively, compared to 17.5% and 18.5% in the three and six months ended June 30, 2007, respectively. We refined our methodology to calculate cross-border volume growth rates primarily by changing the definition of cross border volumes from volumes where the issuer country and acquirer country are different to volumes where the issuer country and merchant country are different. Prior period growth rates have been restated to be consistent with the revised methodology. In addition, a price increase on acquiring cross-border volumes implemented in January 2008 accounted for approximately 20 percentage points of the percentage increases in each of the three and six months periods ended June 30, 2008 versus the comparable periods in 2007.

•

Acceptance development fees in the three and six months ended June 30, 2008 increased versus the comparable periods in 2007 primarily due to increased volumes and the implementation of a new fee in April 2007. The new fee accounted for approximately 5 percentage points of the percentage increase in the six months ended June 30, 2008 from the comparable period in 2007.

•	Warning bulletin fees are primarily based on customer requests for distribution of invalid account information.

•	Connectivity revenues in the three and six months ended June 30, 2008 increased versus the comparable periods in 2007 primarily due to increased data volumes.

•

Consulting and research fees increased in the three and six months ended June 30, 2008 versus the comparable periods in 2007. Our business agreements with certain customers include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements were 53.8% and 51.8% of consulting and research fees in the three and six months ended June 30, 2008, respectively, versus 38.2% and 36.7%, respectively, in the comparable periods in 2007.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, account and transaction enhancement services, and manuals and publications. In the three and six months ended June 30, 2008 versus the comparable periods in 2007, no increase in any component of other operations fees was material, other than the following:

•

Implementation of a new account enhancement program in the second quarter of 2007 resulted in increases of $13 million and $26 million for the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. The program enables issuers to more closely align the economics of reward programs with cardholder value, including card customization and features.

•

Pricing for retail purchases in the U.S. by non-U.S. cardholders increased in January 2008. This price increase, coupled with an increase in retail purchase volumes, resulted in revenue increases of $12 million and $25 million for the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to renewals of customer agreements, ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 8.8% and 8.9% in the three and six months ended June 30, 2008, respectively, versus 9.7% and 9.8% in the comparable periods in 2007. During the three and six months ended June 30, 2008, MasterCard reduced estimates of rebates for certain customers that did not or are not expected to achieve contractual performance hurdles. These reductions in estimated rebates decreased rebates as a percentage of gross operations fees.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions, except percentages)
Gross assessments	$583	$503	$80	15.9%	$1,137	$963	$174	18.1%
Rebates and incentives	(275)	(235)	(40)	17.0%	(505)	(433)	(72)	16.6%

Net assessments	$308	$268	$40	14.9%	$632	$530	$102	19.2%

Gross assessments grew versus the comparable periods in 2007 partially due to GDV growth of 12.8% and 13.4% in the three and six months ended June 30, 2008, respectively, when measured in local currency terms, and 18.2% and 19.0% respectively, when measured on a U.S. dollar converted basis. Assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar, euro or real compared to the foreign currencies of the related local volumes in each period. Gross assessments also grew versus the comparable periods in 2007 due to an increase in assessable volumes for market development programs in specific countries within Europe.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or the execution of marketing programs. The rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives as a percentage of gross assessments were 47.2% and 44.4% in the three and six months ended June 30, 2008, respectively, versus 46.7% and 45.0%, respectively, for the comparable periods in 2007. During the three and six months ended June 30, 2008, MasterCard reduced estimates of rebates and incentives for certain customers that did not or are not expected to achieve contractual performance hurdles. These reductions in estimated rebates and incentives partially offset the increase in rebates and incentives as a percentage of gross assessments. However, non-GDV performance-based rebates and incentives vary depending on the agreement terms and the timing of our customers’ performance. Accordingly, our rebates and incentives for non-GDV performance metrics, such as the issuance of new cards, the launch of new programs or the execution of marketing programs, impact the relationship between gross assessments and net assessments.

Operating Expenses

Our operating expenses are comprised primarily of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. In each of the three and six month periods ended June 30, 2008, there was an increase in operating expenses of approximately $1.8 billion versus the comparable periods in 2007. This increase is primarily due to the American Express Settlement, which settled the U.S. federal antitrust litigation between MasterCard and American Express. The following table compares and reconciles operating expenses, excluding litigation settlements (“Special Items”), which is a non-GAAP financial measure, to the operating expenses including litigation settlements, which is the most directly comparable GAAP measure and allows for a more meaningful comparison between periods. Management believes this analysis may be helpful in evaluating ongoing operating expenses.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percentages)
General and administrative	$499	$—	$499	$432	$—	$432	15.7%	15.7%
Advertising and marketing	303	—	303	268	—	268	13.0%	13.0%
Litigation settlements	1,649	1,649	—	3	3	—	* *	—
Depreciation and amortization	28	—	28	25	—	25	11.7%	11.7%

Total operating expenses	$2,480	$1,649	$830	$728	$3	$725	240.6%	14.6%

Total operating expenses as a percentage of total net revenues	198.9%		66.6%	73.0%		72.7%

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percentages)
General and administrative	$941	$—	$941	$830	$—	$830	13.4%	13.4%
Advertising and marketing	502	—	502	447	—	447	12.4%	12.4%
Litigation settlements	1,649	1,649	—	3	3	—	* *	—
Depreciation and amortization	53	—	53	49	—	49	8.1%	8.1%

Total operating expenses	$3,146	$1,649	$1,497	$1,329	$3	$1,326	136.7%	12.9%

Total operating expenses as a percentage of total net revenues	129.5%		61.6%	69.5%		69.3%

*	Note that the figures in the preceding tables may not sum due to rounding.
**	Percentage change calculation not meaningful.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, telecommunications, data processing and travel expenses. The major components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	(In millions, except percentages)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Personnel	$341	$281	$60	21.4%	$644	$534	$110	20.6%
Professional fees	56	53	3	5.7%	108	106	2	1.9%
Telecommunications	20	17	3	17.6%	40	34	6	17.6%
Data processing	18	16	2	12.5%	35	30	5	16.7%
Travel and entertainment	29	30	(1)	(3.3)%	54	56	(2)	(3.6)%
Other	35	35	—	—	60	70	(10)	(14.3)%

General and administrative expenses	$499	$432	$67	15.7%	$941	$830	$111	13.4%

•

Personnel expense increased in the three and six months ended June 30, 2008 primarily due to higher costs for new personnel, including compensation, benefits, payroll taxes, and increased performance incentive accruals. In addition, we incurred greater severance costs during the three and six months ended June 30, 2008 due to cost reductions and the realignment of certain personnel to better enable us to execute our strategic objectives.

•	Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings.

•

Other includes rental expense for our facilities, foreign exchange transaction gains and losses and other miscellaneous administrative expenses. The decrease for the six months ended June 30, 2008 is primarily driven by favorable fluctuations in foreign exchange rates.

Advertising and Marketing

Our approach to advertising and marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated program designed to increase MasterCard brand awareness/preference and usage of MasterCard cards. Also included within advertising and marketing are costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs. Advertising and marketing expenses increased $35 million and $56 million, or 13.0% and 12.4%, in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. Approximately 6.6 and 5.5 percentage points of the increase for the three and six months ended June 30, 2008, respectively, was related to the impact of foreign currency fluctuation of the euro and Brazilian real to the U.S. dollar. In addition, in 2008 the timing of certain advertising and marketing expenses varied due to their relationship to specific sponsorships or promotions. We intend to continue to sponsor diverse events aimed at multiple target audiences.

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

Litigation Settlements

On June 24, 2008, MasterCard entered into the American Express Settlement which ends all existing litigation between American Express and MasterCard. Under the terms of the American Express Settlement, beginning on September 15, 2008, MasterCard will pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. The charge is based on MasterCard’s assumption that American Express will achieve certain financial performance hurdles. The quarterly payments will be in an amount equal to 15% of American Express’ United States Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.649 billion during the three and six months ended June 30, 2008. See Note 17 to the Consolidated Financial Statements included in Part I for additional discussion.

We are also a party to a number of other litigations. Based upon Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we recorded reserves for certain of these other litigations in prior periods. Total liabilities for litigation settlements changed from December 31, 2007, as follows:

Balance as of December 31, 2007	$404
Provision for American Express Settlement (Note 17)	1,649
Interest accretion on U.S. merchant lawsuit	16

Balance as of June 30, 2008	$2,069

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other income (expense).

Investment income decreased $11 million and increased $68 million in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. The quarterly decrease is primarily due to lower interest and dividend income as a result of sales of short-term bond fund investments and Redecard S.A., respectively. The year-to-date increase is primarily due to realized gains on the sale of the remaining shares of Redecard S.A. for $86 million, partially offset by other-than-temporary impairments and realized losses on short-term bond funds of approximately $9 million.

Interest expense increased $4 million and $5 million in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. The quarterly and year-to-date increases are primarily due to higher interest expense associated with unrecognized tax benefits. Interest expense is expected to increase by $44 million, $66 million, $35 million and $6 million in 2008, 2009, 2010 and 2011, respectively, due to the accretion of interest associated with the American Express Settlement.

Other income decreased $92 million and $19 million in the three and six months ended June 30, 2008, respectively, versus the comparable periods in 2007. The decrease in the three and six months ended June 30, 2008 versus the comparable periods in 2007 was primarily due to the recognition in 2007 of a $90 million gain related to a settlement with the organization that operates the World Cup soccer events. The decrease for the six months ended June 30, 2008 was partially offset by the recognition of a $75 million settlement during the first quarter of 2008 related to the termination of a customer business agreement.

Income Taxes

The Company’s effective income tax rates were 39.0% and 43.9% for the three and six months ended June 30, 2008, respectively, versus 34.7% and 35.3%, respectively, for the comparable periods in 2007. The increase in the effective tax rate in both periods was primarily due to the tax benefit related to the charge for the American Express Settlement. The effect of the charge significantly changed the geographic distribution of pre-tax income (loss) from jurisdictions with lower tax rates to those with higher tax rates.

Due to the non-recurring nature of the American Express Settlement, the Company believes that the calculation of the 2008 effective tax rate, exclusive of the charge, will be helpful in comparing effective tax rates for the three and six months ended June 30, 2008 and 2007.

	GAAP Actual	GAAP Effective Tax Rate	Litigation Settlement	Non-GAAP Adjusted	Non-GAAP Effective Tax Rate
	(In millions, except percentages)
Three months ended June 30, 2008:

Income (loss) before income taxes	$(1,223)	39.0%	$1,649	$426	35.3%
Income tax expense (benefit)	(477)		627	150

Net income (loss)	$(747)		$1,022	$276

Six months ended June 30, 2008:

Income (loss) before income taxes	$(535)	43.9%	$1,649	$1,114	35.2%
Income tax expense (benefit)	(235)		627	392

Net income (loss)	$(300)		$1,022	$722

*	Note that the figures in the preceding table may not sum or recalculate due to rounding

Liquidity

We need capital resources and liquidity to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; to service the payments of principal and interest on our outstanding debt; and the settlement of the U.S. merchant lawsuit and the American Express Settlement. At June 30, 2008 and December 31, 2007, we had $2.5 billion and $3.0 billion of cash, cash equivalents and current available-for-sale securities, respectively, to use for our operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our future operating, working capital and capital needs and to fund future debt and litigation settlement obligations. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for these and other risks facing our business. See also Notes 12 and 17 to the Consolidated Financial Statements included in Item 1 for more information.

The decrease in cash, cash equivalents and current available-for-sale securities at June 30, 2008 compared to December 31, 2007, was impacted by the reclassification of $249 million of auction rate securities (“ARS”) to long-term available-for-sale securities due to failure of the auction mechanism and a lack of liquidity for these investments. The stated maturity of the securities ranges from 10 to 33 years, and the securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government, via the Department of Education. We have determined that the fair value of the ARS no longer approximates par value and assigned a 10% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during the six months ended June 30, 2008. We have the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or liquidity is restored in the market. See Note 4 to the Consolidated Financial Statements included in Item 1 for more information.

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash flow data:
Net cash provided by operating activities	$543	$446
Net cash provided by (used in) investing activities	248	(97)
Net cash used in financing activities	(721)	(25)

	June 30, 2008	December 31, 2007
	(in millions)
Balance sheet data:
Current assets	$4,400	$4,592
Current liabilities	2,801	2,363
Long-term liabilities	2,007	865
Equity	2,048	3,027

Net cash provided by operating activities for the six months ended June 30, 2008 was primarily due to net revenues exceeding general and administrative and advertising and marketing expenses, partially offset by higher tax payments and payments to customers under business agreements.

Net cash provided by investing activities for the six months ended June 30, 2008 primarily relates to net sales of available-for-sale securities, including the sale of the remaining portion of our Redecard S.A. shares, ARS and short-term bond fund investments. Cash provided by investing activities in 2008 was partially offset by cash used for investments in leasehold and building improvements to support increased workforce, data center equipment and capitalized software to expand our core functionality, including development of a new debit and prepaid processing platform. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives.

Cash used in financing activities for the six months ended June 30, 2008 related primarily to the repurchase of approximately 2.8 million shares of our Class A common stock through a share repurchase plan and the payment of approximately $40 million in quarterly dividends to our stockholders. The share repurchase plan, which was approved in 2007 for an aggregate value of $1.25 billion, was completed during June 2008. See Note 14 to the Consolidated Financial Statements included in Part I for additional information. Cash used in financing activities was also impacted by the repayment of $80 million related to the Company’s ten-year unsecured, subordinated notes that matured in June 2008.

As noted above, on June 24, 2008, MasterCard entered into the American Express Settlement. Under its terms, beginning on September 15, 2008, MasterCard will pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. See Notes 12 and 17 to the Consolidated Financial Statements included in Part I for additional information.

On June 3, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 11, 2008 to holders of record on July 11, 2008 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend is $20 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On June 25, 2008, Standard & Poor’s reaffirmed our BBB+ long-term and A-2 short-term counterparty credit ratings, with a stable outlook.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2.5 billion through April 27, 2010 and then decrease to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at June 30, 2008 and December 31, 2007, respectively. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. In February 2008, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 13.1 million shares of Class B common stock into Class A common stock. In May 2008, the Company implemented and completed a conversion program in which all of the 13.1 million authorized shares of Class B common stock were converted into an equal number of Class A common stock and subsequently sold or transferred by participating holders of Class B common stock to public investors. See Note 14 to the Consolidated Financial Statements included in Item 1 for additional information.

Future Obligations

The following table summarizes as of June 30, 2008, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2008	2009 - 2010	2011 - 2012	2013 and Thereafter
	(In millions)
Capital leases[1]	$54	$5	$8	$4	$37
Operating leases[2]	124	25	52	19	28
Sponsorship, licensing & other[3,4]	630	237	272	112	9
Litigation settlements[5]	2,307	407	1,400	500	—
Debt[6]	170	—	150	20	—

Total	$3,285	$674	$1,882	$655	$74

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $445 million as of June 30, 2008 related to customer and merchant agreements.

[4]

We have included our current liability of $13 million relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the American Express Settlement, U.S. merchant lawsuit and other litigation settlements.
[6]

Debt primarily represents principal owed on our Series A Senior Secured Notes due September 2009 and amounts due for the acquisition of MasterCard France (see Note 3 to the Consolidated Financial Statements included in Part I). We also have various credit facilities for which there were no outstanding balances at June 30, 2008 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Critical Accounting Estimates

Our accounting policies are integral to understanding our results of operations and financial condition. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have established detailed policies and control procedures to ensure that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The following is a brief, updated description of our current accounting policies involving significant management judgments. See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for more information on the Company’s accounting policies.

Financial Statement Caption/Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Discount Rate for Litigation Settlements

We have discounted two litigation settlements over their respective payment terms.

The U.S. merchant litigation settlement was discounted at 8% over the ten-year payment term.

The American Express Settlement was discounted at 5.75% over the three-year payment term.

We estimate the discount rate used to calculate the present value of our obligations under litigation settlements. The discount rate is a matter of management judgment at the time of each settlement, which considers our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.

For the U.S. merchant litigation settlement, a one percent increase in the discount rate would have increased annual interest expense in 2007 by approximately $4 million, and declining amounts thereafter. The reverse impact would be experienced for a one percent decrease in such discount rate.

For the American Express Settlement, a one percent increase in the discount rate would have decreased the litigation settlement expense for the three months ended June 30, 2008 by approximately $24 million. The reverse impact would be experienced for a one percent decrease in such discount rate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign currency exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Company’s Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at June 30, 2008 versus December 31, 2007.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and six months ended June 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 31, 2008 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and six month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for each of the six month periods ended June 30, 2008 and 2007, and the consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP
New York, New York
July 31, 2008

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 17 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

The following supplements the Company’s risk factor set forth in its Annual Report on Form 10-K for the year ended December 31, 2007, entitled “Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business.” This supplemental information is with respect to certain U.S. legislation related to interchange fees, which have been the topic of increased congressional and regulatory interest. In 2008, legislation concerning interchange, entitled the “Credit Card Fair Fee Act of 2008”, was introduced in the U.S. House of Representatives. On July 16, 2008, the House Judiciary Committee held a mark up of the legislation and the Committee ultimately adopted the legislation by a divided vote of 19-16. At this point, it is not clear whether the Credit Card Fair Fee Act will be considered by the full House of Representatives. In its current iteration, the legislation seeks to regulate interchange by allowing merchants to collectively seek to lower their interchange costs by exempting such action from the U.S. antitrust laws. The Credit Card Fair Fee Act also requires the U.S. Department of Justice to oversee collective merchant negotiations with the Company and its customer financial institutions (and separately with Visa and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation to the Credit Card Fair Fee Act has been introduced in the U.S. Senate Judiciary Committee, but there have not been any hearings on, or further movement of, such legislation. Additional interchange legislation also has been introduced in the House, but there have been no further developments with respect to such legislation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2007, our Board of Directors authorized the repurchase of up to $500 million of Class A common stock in 2007 (the “Repurchase Program”), which was completed on October 23, 2007. On October 29, 2007, our Board of Directors amended the Repurchase Program to authorize the Company to repurchase an incremental $750 million (an aggregate for the entire Repurchase Program of $1.25 billion) of Class A common stock in open market transactions through June 30, 2008. During the second quarter of 2008, MasterCard repurchased a total of approximately 1.3 million shares, for an aggregate of $355 million and at an average price of $269.85 per share of Class A common stock. The Company’s activity during the second quarter of 2008 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (1)
April 1 – 30	614,270	$231.54	614,270	$213,125,576
May 1 – 31	—	$—	—	$213,125,576
June 1 – 30	702,596	$303.34	702,596	$135

Total	1,316,866	$269.85	1,316,866

(1)	Dollar value for shares that may yet be purchased under the Repurchase Program is as of the end of the period.

The Company completed the Repurchase Program in June 2008.

Item 4.	Submission of Matters To A Vote of Security Holders

The 2008 annual meeting of stockholders (the “Annual Meeting”) of the Company was held on June 3, 2008. Stockholders approved each of the proposals on the agenda for the Annual Meeting, which included the following:

1. Election of three persons to serve on the Company’s Board of Directors as Class A directors (Class II);

2. Election of persons to serve on the Company’s European Board of Directors (the “European Board”) as European Board Directors; and

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008.

Each of these proposals is fully described in the Company’s proxy statement, dated April 24, 2008 and filed with the Securities and Exchange Commission.

Pursuant to the Company’s certificate of incorporation and bylaws, only holders of the Company’s Class A common stock were entitled to vote on proposals 1 and 3 above and only holders of the Company’s Class M common stock with their principal operations in the Company’s European region (“European Class M Stockholders”) were entitled to vote, each separately as a class, on proposal 2 above.

Voting Items for Holders of Class A Common Stock

A total of 78,591,966 shares of Class A common stock were represented in person or by proxy at the Annual Meeting.

Proposal 1—Election of Class A Directors

Each of the nominees listed below were elected to serve on the Board of Directors as a Class A director (Class II) with a term expiring in 2011. The votes “for” and “withheld” with respect to each nominee were as follows:

Class A Director	Votes FOR	Votes WITHHELD
Bernard S.Y. Fung	78,352,865	239,101
Marc Olivié	78,346,128	245,838
Mark Schwartz	78,352,230	239,736

There were no broker non-votes or abstentions with respect to this proposal.

In addition to the Class A Directors listed above who were elected at the Annual Meeting, the following persons continue to serve on the Board of Directors as Class A Directors following the Annual Meeting: Nancy J. Karch (Class I), José Octavio Reyes Lagunes (Class I), Edward Suning Tian (Class I), Richard Haythornthwaite (Class III), David R. Carlucci (Class III) and Robert W. Selander (Class III). In addition, Silvio Barzi (Class I) and Steven Freiberg (Class III) continue to serve on the Board of Directors as Class M Directors.

Proposal 3—Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008.

Proposal 3 received 78,318,436 votes “for,” 205,677 votes “against” and 67,850 abstentions.

Voting Item for European Class M Stockholders

A total of 212.318 votes of Class M common stock held by European Class M Stockholders, representing 65.09% of the 326.189 votes of Class M common stock held by European Class M Stockholders outstanding and entitled to be cast, were represented in person or by proxy at the Annual Meeting.

Proposal 2—Election of European Board Directors

Each of the nominees listed below were elected to serve on the European Board as a European Board Director with a term expiring in 2010. The votes “for” and “withheld” with respect to each nominee were as follows:

European Board Director	Votes FOR	Votes WITHHELD
Silvio Barzi	206.975	5.343
Mark Buitenhek	206.516	5.803
Jean-Marie Carli	206.088	6.230
Iain Clink	206.088	6.230
Brendan Alistair Cook	206.088	6.230
Sandor Csanyi	206.088	6.230
Carlo Enrico	206.137	6.181
Bernd M. Fieseler	197.639	14.679
Michel Lucas	206.088	6.230
Agustín Máquez Dorsch	206.088	6.230
Tito Nocentini	206.088	6.230
Javier Perez	206.350	5.968
Robert Selander	206.088	6.230
Mehmet Sezgin	206.350	5.968
Ramon Tellache	206.088	6.230
Synnove Trygg	206.088	6.230

There were no broker non-votes or abstentions with respect to this proposal.

Subsequent to his election as a European Board Director, on July 10, 2008, Iain Clink resigned from the European Board and no longer serves as a European Board Director.

Item 5.	Other Information.

On July 25, 2008, the Company, in the ordinary course of business, issued 31 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 21 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

        On July 29, 2008, MasterCard and Visa entered into a Judgment Sharing Agreement (the “JSA Agreement”) with respect to the current litigation with Discover Financial Services, Inc. (the “Discover Litigation”) in which the parties are co-defendants. The JSA Agreement provides for the apportionment of certain costs and liabilities which MasterCard and Visa may incur, jointly and/or severally, in the event of an adverse judgment or settlement in the Discover Litigation. The JSA Agreement provides that Visa would be responsible for the substantial majority of any judgment or settlement in the Discover Litigation, based primarily on relevant volumes. The JSA Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2008	MASTERCARD INCORPORATED
(Registrant)

Date: July 31, 2008	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2008	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2008	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Second Amendment to Amended and Restated Customer Business Agreement, dated June 19, 2008, between MasterCard International Incorporated and Bank of America, N.A.

10.2	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express.

10.3*	Judgment Sharing Agreement Between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.