Form 10-Q
period 2008-09-30
MASTERCARD INC
filed 2008-11-04
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, there were 98,385,273 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 30,848,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,728 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,071,457	$1,659,295
Investment securities, at fair value:
Trading	—	2,561
Available-for-sale	679,645	1,308,126
Municipal bonds held-to-maturity	154,000	—
Accounts receivable	610,760	532,633
Income taxes receivable	256,469	—
Settlement due from customers	625,185	712,558
Restricted security deposits held for customers	142,359	142,052
Prepaid expenses	261,334	156,258
Deferred income taxes	228,944	44,525
Other current assets	40,490	33,733

Total Current Assets	5,070,643	4,591,741
Property, plant and equipment, at cost (less accumulated depreciation of $280,439 and $250,888)	299,791	290,200
Deferred income taxes	654,481	263,143
Goodwill	239,297	239,626
Other intangible assets (less accumulated amortization of $377,624 and $347,977)	370,964	320,758
Investment securities available-for-sale, at fair value	219,015	—
Municipal bonds held-to-maturity	37,450	192,489
Prepaid expenses	299,664	274,962
Other assets	81,670	87,122

Total Assets	$7,272,975	$6,260,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$224,255	$252,391
Settlement due to customers	535,966	604,212
Restricted security deposits held for customers	142,359	142,052
Obligations under litigation settlements (Note 12)	1,569,623	107,235
Accrued expenses	1,061,297	1,071,557
Short-term debt	149,380	80,000
Other current liabilities	117,503	105,895

Total Current Liabilities	3,800,383	2,363,342
Deferred income taxes	76,181	71,278
Obligations under litigation settlements (Note 12)	1,243,551	297,201
Long-term debt	19,586	149,824
Other liabilities	363,523	346,469

Total Liabilities	5,503,224	3,228,114
Commitments and Contingencies (Notes 15 and 17)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 105,125,863 and 91,243,433 shares issued and 98,385,273 and 87,321,541 outstanding, respectively	10	9
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 30,848,778 and 43,948,778 shares issued and outstanding, respectively	4	5
Class M common stock, $.0001 par value, authorized 1,000,000 shares, 1,713 and 1,664 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,309,413	3,312,380
Class A treasury stock, at cost, 6,740,590 and 3,921,892 shares, respectively	(1,250,000)	(600,532)
Retained earnings (accumulated deficit)	(475,559)	37,699
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	197,603	216,651
Defined benefit pension and other postretirement plans, net of tax	(3,133)	(3,555)
Investment securities available-for-sale, net of tax	(13,207)	64,650

Total accumulated other comprehensive income	181,263	277,746

Total Stockholders’ Equity	1,765,131	3,027,307

Total Liabilities and Stockholders’ Equity	$7,272,975	$6,260,041

The accompanying notes are an integral part of these consolidated financial statements

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues, net	$1,338,178	$1,082,850	$3,766,766	$2,994,912
Operating Expenses
General and administrative	493,740	432,848	1,435,089	1,262,838
Advertising and marketing	267,460	264,425	769,737	711,128
Litigation settlements	827,500	—	2,476,845	3,400
Charitable contributions to the MasterCard Foundation	—	10,000	—	10,000
Depreciation and amortization	28,742	22,274	81,956	71,490

Total operating expenses	1,617,442	729,547	4,763,627	2,058,856

Operating income (loss)	(279,264)	353,303	(996,861)	936,056
Other Income (Expense)
Investment income, net	22,626	146,322	163,081	219,036
Interest expense	(36,319)	(16,439)	(67,075)	(41,964)
Other income (expense), net	(715)	(879)	72,582	91,268

Total other income (expense)	(14,408)	129,004	168,588	268,340

Income (loss) before income taxes	(293,672)	482,307	(828,273)	1,204,396
Income tax expense (benefit)	(100,090)	167,846	(334,916)	422,743

Net Income (Loss)	$(193,582)	$314,461	$(493,357)	$781,653

Basic Net Income (Loss) per Share (Note 2)	$(1.49)	$2.32	$(3.79)	$5.76

Basic Weighted Average Shares Outstanding (Note 2)	129,536	135,357	130,342	135,687

Diluted Net Income (Loss) per Share (Note 2)	$(1.49)	$2.31	$(3.79)	$5.73

Diluted Weighted Average Shares Outstanding (Note 2)	129,536	136,228	130,342	136,502

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Operating Activities
Net income (loss)	$(493,357)	$781,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,956	71,490
Gain on sale of Redecard S.A. available-for-sale securities	(85,903)	(107,042)
Share based payments (Note 13)	44,217	35,909
Stock units settled in cash for taxes	(66,095)	(11,193)
Tax benefit for share based compensation	(48,901)	(7,598)
Impairment of investments	10,600	—
Accretion of imputed interest on litigation settlements	47,490	28,248
Deferred income taxes	(531,454)	(8,170)
Other	9,482	8,855
Changes in operating assets and liabilities:
Trading securities	2,561	7,225
Accounts receivable	(75,851)	(68,655)
Income taxes receivable	(256,469)	—
Settlement due from customers	74,875	(9,499)
Prepaid expenses	(105,880)	(32,657)
Other current assets	(9,759)	(1,375)
Prepaid expenses, non-current	(28,882)	(19,352)
Litigation settlement accruals	2,361,248	(10,525)
Accounts payable	(31,871)	(36,109)
Settlement due to customers	(58,448)	(18,038)
Accrued expenses	41,914	72,644
Net change in other assets and liabilities	49,111	41,852

Net cash provided by operating activities	930,584	717,663

Investing Activities
Purchases of property, plant and equipment	(51,250)	(59,339)
Capitalized software	(71,267)	(52,322)
Purchases of investment securities available-for-sale	(495,606)	(2,749,413)
Proceeds from sales and maturities of investment securities available-for-sale	851,987	2,928,342
Other investing activities	(2,223)	8,551

Net cash provided by investing activities	231,641	75,819

Financing Activities
Dividends paid	(59,576)	(53,805)
Cash proceeds from exercise of stock options	9,335	1,083
Tax benefit for share based compensation	48,901	7,598
Payment of debt	(80,000)	—
Purchase of treasury stock	(649,468)	(277,164)

Net cash used in financing activities	(730,808)	(322,288)

Effect of exchange rate changes on cash and cash equivalents	(19,255)	31,149

Net increase in cash and cash equivalents	412,162	502,343
Cash and cash equivalents — beginning of period	1,659,295	1,185,080

Cash and cash equivalents — end of period	$2,071,457	$1,687,423

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock
				Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2007	$3,027,307	$37,699	$277,746	$9	$5	$3,312,380	$(600,532)
Net loss	(493,357)	(493,357)	—	—	—	—	—
Other comprehensive loss, net of tax	(96,483)	—	(96,483)	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.45 per share	(59,226)	(19,901)	—	—	—	(39,325)	—
Share based payments	44,217	—	—	—	—	44,217	—
Stock units settled in cash for taxes	(66,095)	—	—	—	—	(66,095)	—
Tax benefit for share based compensation	48,901	—	—	—	—	48,901	—
Purchases of treasury stock	(649,468)	—	—	—	—	—	(649,468)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	9,335	—	—	—	—	9,335	—

Balance at September 30, 2008	$1,765,131	$(475,559)	$181,263	$10	$4	$3,309,413	$(1,250,000)

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Income (Loss)	$(193,582)	$314,461	$(493,357)	$781,653
Other comprehensive income (loss):
Foreign currency translation adjustments	(95,898)	46,998	(19,048)	71,857
Defined benefit pension and postretirement plans, net of tax	140	4	422	1,727
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	1,008	240,861	(77,857)	237,960
Derivatives accounted for as hedges and reclassification adjustment, net of tax	—	489	—	(499)

Other comprehensive income (loss), net of tax	(94,750)	288,352	(96,483)	311,045

Comprehensive Income (Loss)	$(288,332)	$602,813	$(589,840)	$1,092,698

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

The balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements as of December 31, 2007. Certain prior period amounts have been reclassified to conform to the 2008 presentation. The consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 2. Earnings (Loss) Per Share (“EPS”)

The components of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(193,582)	$314,461	$(493,357)	$781,653

Denominator:
Basic EPS weighted-average shares outstanding	129,536	135,357	130,342	135,687
Dilutive stock options and restricted stock units	—	871	—	815

Diluted EPS weighted-average shares outstanding	129,536	136,228	130,342	136,502

Earnings (Loss) per Share:
Basic	$(1.49)	$2.32	$(3.79)	$5.76

Diluted	$(1.49)	$2.31	$(3.79)	$5.73

The calculation of diluted loss per share for each of the three and nine month periods ended September 30, 2008 excluded approximately 1,043 restricted stock units, 143 performance stock units and 706 stock options because the effect would be antidilutive. All restricted stock units and stock options were dilutive for the three months ended September 30, 2007. The calculation of diluted earnings per share for the nine months ended September 30, 2007 excluded approximately 185 stock options because the effect would be antidilutive.

Recent Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective January 1, 2009 and requires retrospective application. The company will adopt FSP EITF 03-6-1 during 2009 and is not able to project its impact on future presentations of EPS due to the inherent complexities associated with projecting future financial performance. For periods for which EPS has previously been presented, including full year 2007 and quarter-to-date and year-to-date periods for 2008, the company anticipates basic EPS and diluted EPS to (decrease)/increase as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Earnings (Loss) per Share:
Basic	$0.01	$0.03	$0.04	$0.01	$(0.03)	$(0.07)
Diluted	$0.01	$0.03	$0.04	$0.01	$(0.01)	$(0.04)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 3. Non-Cash Financing Activities

	Nine Months Ended September 30,
	2008	2007
Dividends declared but not yet paid	$19,703	$20,327
MasterCard France Acquisition	20,432	—

On April 1, 2008, the Company and Europay France integrated their operating structures in France by forming a new entity, MasterCard France (“MCF”). The Company accounted for this transaction as a 100% acquisition, in accordance with the terms of the acquisition agreement, by recording a liability for the present value of the fixed purchase price of 15,000 euros to be paid in three years.

On September 9, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on November 10, 2008 to holders of record of Class A common stock, par value $.0001 per share (the “Class A common stock”), and Class B common stock, par value $.0001 per share (the “Class B common stock”), on October 10, 2008. The aggregate amount payable for this dividend is $19,697. The difference to the amount in the table above relates to the timing of payments of dividends on deferred stock units issued to members of the Board of Directors. The declaration and payment of any future dividends will be at the sole discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The Company’s assets carried at fair value on a recurring basis are as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2008
Municipal bonds[1]	$—	$576,166	$—	$576,166
Taxable short-term bond funds	103,452	—	—	103,452
Auction rate securities	—	—	219,015	219,015
Other	27	9,993	—	10,020

Total	$103,479	$586,159	$219,015	$908,653

[1]	Available-for-sale municipal bonds are carried at fair value and are included in this table. However, held-to-maturity municipal bonds are carried at amortized cost and are excluded from the table.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximated fair value as of September 30, 2008 due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government, via the Department of Education. The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of September 30, 2008:

Par Amount	% of Total	Maturity (years)
$4,000	2%	0-10
38,100	16%	11-20
137,600	56%	21-30
63,650	26%	> 30

$243,350	100%

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. No ARS were sold or called by the issuer at less than par value during the three or nine months ended September 30, 2008. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008.

As of September 30, 2008, the ARS market remained illiquid but there had been some call and redemption activity in the ARS student loan sector. Due to the continued lack of liquidity in the ARS market, the Company has determined that the fair value of the ARS does not approximate par value. Accordingly, the Company maintained a 10% discount to the par value of the ARS portfolio and the temporary impairment within accumulated other comprehensive income. The 10% discount on the ARS par value reflects the Company’s assessment of fair value based on the income approach, as set forth in SFAS 157. The income approach included a discounted cash flow analysis of the estimated future cash flows for the ARS portfolio as of September 30, 2008.

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

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP SFAS 157-3”). FSP SFAS 157-3 provides guidance on how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The Company has incorporated the considerations of FSP SFAS 157-3 in its assessment of the fair value of its ARS as of September 30, 2008.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2008 to September 30, 2008, and a reclassification of these investments from level 2 to level 3 in the Valuation Hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$348,000	$—
Purchases	321,550	—
Sales, January 1 – March 31, 2008	(420,400)	—
Transfers in (out)	(249,150)	249,150
Sales, April 1 – June 30, 2008	—	(50)
Calls, July 1 – September 30, 2008		(5,750)
Unrealized losses	—	(24,335)[1]

Fair value September 30, 2008	$—	$219,015

[1]	Unrealized losses on available-for-sale securities are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss).

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets. The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to the Company’s non-financial assets will have on the Company’s consolidated results of operations or financial position.

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

Note 5. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2008	December 31, 2007
Customer and merchant incentives	$397,321	$357,761
Income taxes	78,426	—
Advertising	36,458	33,603
Other	48,793	39,856

Total prepaid expenses	560,998	431,220
Prepaid expenses, current	(261,334)	(156,258)

Prepaid expenses, long-term	$299,664	$274,962

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 6. Other Assets

Other assets consisted of the following:

	September 30, 2008	December 31, 2007
Customer and merchant incentives	$71,012	$70,043
Cash surrender value of keyman life insurance	21,717	23,957
Cost and equity method investments	12,563	8,286
Other	16,868	18,569

Total other assets	122,160	120,855
Other assets, current	(40,490)	(33,733)

Other assets, long-term	$81,670	$87,122

Certain customer and merchant business agreements provide a bonus for entering into the agreement. As of September 30, 2008 and December 31, 2007, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 7. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$489,518	$(348,075)	$141,443	$422,739	$(319,067)	$103,672
Trademarks and tradenames	25,102	(23,577)	1,525	25,259	(22,609)	2,650
Customer relationships	16,870	(422)	16,448	—	—	—
Other	6,304	(5,550)	754	6,304	(6,301)	3

Total	537,794	(377,624)	160,170	454,302	(347,977)	106,325
Unamortized intangible assets:
Customer relationships	210,794	—	210,794	214,433	—	214,433

Total	$748,588	$(377,624)	$370,964	$668,735	$(347,977)	$320,758

Additions to capitalized software primarily include internal projects associated with system enhancements and infrastructure improvements adjusted for the translation of capitalized software denominated in a foreign currency. Amortizable trademarks and tradenames, amortizable customer relationships and unamortizable customer relationships include assets which are denominated in a foreign currency. As such, a component of the net change in these intangible assets is attributable to foreign currency translation. In particular, unamortizable customer relationships decreased $3,639 as of September 30, 2008 versus December 31, 2007 since these assets relate to the acquisition of Europay International S.A. on June 28, 2002 and therefore are denominated in euros.

On April 1, 2008, the Company and Europay France integrated their operating structures by forming a new entity, MCF, which resulted in the Company recording $18,443 of amortizable customer relationships. Amortizable customer relationships are being amortized on a straight line basis over 20 years. These amortizable customer relationships decreased $1,573 to $16,870 as of September 30, 2008 since they are denominated in euros.

Amortization and impairment expense on the assets above amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Amortization	$14,184	$11,630	$38,790	$36,080
Impairment	—	—	498	217

During the nine months ended September 30, 2008, impairment charges of $498 were recorded primarily in connection with decisions to discontinue the use of various technologies included in capitalized software. The Company performed an impairment analysis on the related technology and estimated the fair value at zero based on expectations that use of the underlying technology will be discontinued. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations.

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

The remainder of 2008	$14,134
2009	53,655
2010	40,846
2011	22,111
2012 and thereafter	29,424

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$4,995	$4,717	$14,985	$14,150
Interest cost	3,409	3,048	10,228	9,143
Expected return on plan assets	(4,008)	(4,091)	(12,023)	(12,275)
Amortization:
Actuarial loss	419	—	1,256	—
Prior service credit	(582)	(58)	(1,746)	(172)

Net periodic pension cost	$4,233	$3,616	$12,700	$10,846

The funded status of the Qualified Plan exceeded minimum funding requirements at September 30, 2008. Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2008. However, the Company did make a voluntary contribution to the Qualified Plan of $21,500 in September 2008. No contributions were made during the nine months ended September 30, 2007.

Note 9. Postretirement Health and Life Insurance Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$487	$588	$1,463	$1,766
Interest cost	822	848	2,466	2,544
Amortization:
Actuarial gain	(129)	—	(388)	—
Transition obligation	53	54	160	160

Net periodic postretirement benefit cost	$1,233	$1,490	$3,701	$4,470

The Company does not make any contributions to its Postretirement Plan other than funding benefit payments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 10. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
Customer and merchant incentives	$517,102	$497,281
Personnel costs	247,593	296,031
Advertising	120,186	160,232
Income taxes	63,257	10,028
Other	113,159	107,985

Total	$1,061,297	$1,071,557

Note 11. Debt

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2,500,000 through April 27, 2010 and then decrease to $2,000,000 during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at September 30, 2008 or December 31, 2007. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 1998, the Company issued $80,000 of ten-year unsecured, subordinated notes paying a fixed interest rate of 6.67% per annum. The Company repaid the principal amount of $80,000 plus accrued interest of $2,668 on June 30, 2008 pursuant to the terms of such notes.

On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust, which is a variable interest entity, was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third-party equity investment in the amount of $4,620 and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 and due September 1, 2009. On August 29, 2008, MasterCard notified the equity investor and holders of the Secured Notes of its intent to repay the obligations issued through the Trust. The repayment of aggregate outstanding principal and accrued interest on the Secured Notes will occur by March 1, 2009. MasterCard was in compliance with the covenants of the Secured Notes at September 30, 2008. In addition, on August 29, 2008 MasterCard exercised its option to extend the lease agreement for one additional ten-year term.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 12. Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement (the “Discover Settlement”) with Discover Financial Services, Inc. (“Discover”) relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation between the parties for a total of $2,750,000. In July 2008, MasterCard and Visa had entered into a judgment sharing agreement that allocated responsibility for any judgment or settlement of the Discover action between the parties. Accordingly, the MasterCard share of the Discover Settlement is $862,500, which will be paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, agreed to pay MasterCard $35,000 in November 2008, pursuant to a separate agreement. This receivable from Morgan Stanley is included in accounts receivable at September 30, 2008. The net impact of $827,500 is included in litigation settlements in the three and nine months ended September 30, 2008.

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 in June 2008.

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

The Company recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed during the nine months ended September 30, 2008 as follows:

Balance as of December 31, 2007	$404,436
Provision for Discover Settlement	862,500
Provision for American Express Settlement	1,649,345
Interest accretion on U.S. Merchant Lawsuit Settlement	24,412
Interest accretion on American Express Settlement	23,060
Payments on American Express Settlement	(150,000)
Other payments and accretion	(579)

Balance as of September 30, 2008	$2,813,174

See Note 17 for additional discussion regarding the Company’s legal proceedings.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 15. Commitments

The future minimum payments under non-cancelable leases for office buildings and equipment, sponsorships, licensing and other agreements at September 30, 2008 were as follows:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing and Other
The remainder of 2008	$213,394	$3,553	$11,300	$198,541
2009	226,182	6,757	34,931	184,494
2010	134,945	2,758	16,875	115,312
2011	78,059	1,978	10,647	65,434
2012	59,798	1,819	8,861	49,118
Thereafter	72,159	36,837	26,568	8,754

Total	$784,537	$53,702	$109,182	$621,653

Included in the table above are capital leases with imputed interest expense of $9,527 and a net present value of minimum lease payments of $44,175. In addition, at September 30, 2008, $55,627 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space was approximately $11,533 and $8,974 for the three months ended September 30, 2008 and 2007, respectively, and $31,868 and $26,199 for the nine months ended September 30, 2008 and 2007, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,499 and $2,057 for the three months ended September 30, 2008 and 2007, respectively, and $5,832 and $5,735 for the nine months ended September 30, 2008 and 2007, respectively.

Note 16. Income Taxes

The effective income tax rates were a 34.1% benefit and a 34.8% expense for the three months ended September 30, 2008 and 2007, respectively, and a 40.4% benefit and a 35.1% expense for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate in the three months ended September 30, 2008 versus the comparable period in 2007 was primarily due to the tax benefit related to the charge for the Discover Settlement, partially offset by a tax charge in the three months ended September 30, 2008 for the remeasurement of deferred tax assets as a result of a change in the Company’s estimated effective state tax rate. As a result of the remeasurement, the Company’s deferred tax assets were reduced by $20,100 with a corresponding increase in income tax expense. The increase in the effective tax rate in the nine months ended September 30, 2008 versus the comparable period in 2007 was primarily due to the tax benefits related to the charges for the Discover Settlement and the American Express Settlement, partially offset by the tax charge in the three months ended September 30, 2008 for the remeasurement of deferred tax assets. The effect of the charges significantly changed the geographic distribution of pre-tax income (loss) from jurisdictions with lower tax rates to those with higher tax rates.

In addition, the charge for the Discover Settlement, recorded in September 2008, will be deductible for tax purposes in 2008 when the payment is made. Accordingly, an income tax refund receivable has been recorded for $256,469 related to the recovery of estimated tax payments made previously in 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 17. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to Judge Barbara Jones, the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Specifically, Discover claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the Discover network. Discover requested that the District Court apply collateral estoppel with respect to its final judgment in the DOJ litigation and enter an order that the CPP and Visa’s bylaw provision have injured competition and caused injury to Discover. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action but only if: (1) those issues are identical to issues actually litigated and determined in the prior action, (2) proof of those issues were necessary to reach the prior judgment, and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiff’s claims would be established, thereby making it more likely that MasterCard would be found liable and making the possibility of an award of damages that much more likely. In the event all issues are subsequently decided against MasterCard in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be. Discover sought treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On February 7, 2005, MasterCard moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. In a series of rulings, the District Court denied most aspects of MasterCard’s motion to dismiss although it did dismiss Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard. On April 14, 2005, the District Court denied, at that stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover could refile a motion for collateral estoppel after discovery. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon the court’s prior dismissal of those claims. Fact discovery was completed on May 31, 2007. Discover submitted expert reports purporting to demonstrate that it had incurred damages in excess of $6,000,000 before trebling. MasterCard submitted expert reports countering the damages arguments made in Discover’s reports and concluding that damages are negative. On February 15, 2008, MasterCard and Visa moved for summary judgment with respect to all, or in the alternative, portions of Discover’s claims. Also on February 15, 2008, Discover filed a motion for summary judgment seeking collateral estoppel with respect to its Section 1 claims against MasterCard, as well as an order precluding MasterCard from litigating certain issues Discover contends were tried in the underlying DOJ litigation. Briefing on these motions was completed on April 25, 2008. On August 20, 2008, the Court issued its ruling on the summary judgment motions. The Court: (i) granted Discover’s collateral estoppel motion with respect to market definition, market power, consumer injury and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

injury to Discover, thus giving collateral estoppel effect to these determinations at trial; (ii) granted MasterCard’s summary judgment motion with respect to Discover’s claim of an inter-association conspiracy between MasterCard and Visa and dismissed such claim; (iii) granted MasterCard’s summary judgment motion with respect to Discover’s debit-related claims against MasterCard and dismissed such claims; and (iv) granted Visa’s summary judgment motions with respect to Discover’s debit monopolization claims against Visa and dismissed such claims. The court otherwise denied all other aspects of the parties’ summary judgment motions. Trial was scheduled to commence on October 14, 2008. In response to MasterCard’s and Visa’s requests, on April 18, 2008, the District Court ordered Discover, MasterCard and Visa to confer and stipulate to a process that would govern a non-binding mediation of the litigation. On July 29, 2008, MasterCard and Visa entered into a judgment sharing agreement that provided for the apportionment of certain costs and liabilities which MasterCard and Visa might incur, jointly and/or severally, in the event of an adverse judgment or settlement in the Discover litigation. The judgment sharing agreement provided that Visa would be responsible for the substantial majority of any judgment or settlement in the litigation, based primarily on relevant volumes. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750,000. The MasterCard share of the settlement, to be paid to Discover in November 2008, is $862,500. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover's former parent company, agreed to pay MasterCard $35,000 in November 2008.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. Between June 2005 and December 2005, USAA Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and were dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to Judge Jones. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. Specifically, American Express claimed that MasterCard’s CPP unreasonably restrained trade by prohibiting financial institutions who were members of MasterCard from issuing payment cards on the American Express network. American Express sought treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. In November 2007, Visa and the remaining bank defendants reached a settlement with American Express and were dismissed from the case. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard, following which Judge Jones dismissed the case without prejudice, pending full payment. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008, which MasterCard commenced paying on September 15, 2008. See Note 12 for additional discussion. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’ U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. Total future payments discounted at 5.75% over the payment term, or $1,649,345, are reflected on MasterCard’s Statement of Operations as a litigation settlement for the nine months ended September 30, 2008.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico, California and West Virginia. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. The parties in the California cases briefed and argued the narrow issue of whether as a legal matter the summary judgment ruling in the U.S. merchant lawsuit could constitute a final judgment on the merits to which collateral estoppel could potentially apply. On October 31, 2007, the California state court ruled in MasterCard and Visa’s favor and found that the U.S. merchant lawsuit summary judgment ruling would have no collateral estoppel effect in this proceeding. Limited discovery is proceeding in the California cases. Based upon litigation developments and settlement negotiations in that state, MasterCard recorded legal reserves for the West Virginia consumer litigation during the second quarter of 2007. On January 7, 2008, MasterCard executed a settlement agreement, in which it agreed to resolve the West Virginia consumer action for a payment by MasterCard of $3,400, which is within the reserve that MasterCard had established for the case. The court granted preliminary approval of the settlement on January 14, 2008 and final approval on August 22, 2008.

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

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. On January 8, 2008, the district court adopted the magistrate judge’s report and recommendation and dismissed the plaintiffs’ pre-2004 damage claims. On January 11, 2008, the magistrate judge issued a report and recommendation that MasterCard’s motion to dismiss the individual merchant defendants’ Section 2 claims should be denied. On February 15, 2008, MasterCard filed objections to the magistrate judge’s report and recommendation. On May 14, 2008, the court issued an order rejecting MasterCard’s objections and adopted the magistrate’s recommendation denying MasterCard’s motion to dismiss. Fact discovery has been proceeding and is currently scheduled to be completed by November 21, 2008. Briefing on class certification is to be completed by January 12, 2009, and briefing on case dispositive motions is to be completed by December 21, 2009. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On February 12, 2008, Magistrate Judge Orenstein issued a report and recommendation that granted in part and denied in part MasterCard’s motion to dismiss. Specifically, Magistrate Orenstein recommended that MasterCard’s motion to dismiss plaintiffs’ fraudulent conveyance claims be granted but he allowed plaintiffs leave to replead those claims. Magistrate Orenstein otherwise recommended the denial of all other aspects of MasterCard’s motion to dismiss plaintiffs’ Section 7 and Section 1 claims described above. On April 4, 2008, MasterCard filed objections to Magistrate Orenstein’s report and recommendation. The court has not yet ruled on MasterCard’s objections. The parties have also entered into court-recommended mediation.

On October 10, 2008, the Antitrust Division of the DOJ issued a CID to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant acceptance, particularly with respect to merchants’ ability to steer customers to payment forms preferred by merchants. The CID seeks documents, data and narrative responses to several interrogatory and document requests which focus on reasons merchants may have decreased their acceptance of certain cards, information on penetration rates by merchant category, co-brand cards and transactions in various countries. MasterCard is cooperating with the DOJ in connection with the CID.

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

On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the EU Court of First Instance. MasterCard also has the right to seek interim relief to prevent the decision from becoming effective before the outcome of its appeal or with respect to other aspects of the decision, although it is uncertain whether MasterCard would receive any such relief.

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

Although MasterCard believes that any business practices it would implement would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages. On October 16, 2008, MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

received an information request from the European Commission in connection with the decision concerning certain pricing and interchange fees that MasterCard has recently implemented. MasterCard’s response is due on November 10, 2008.

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

New Zealand. In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of MasterCard’s practices including its “honor all cards” rule do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

filed similar lawsuits seeking damages. The litigations, which have been consolidated, are currently in the discovery phase and are not expected to go to trial until the latter part of 2009. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand customers and on MasterCard’s overall business in New Zealand.

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, on September 26, 2008, the RBA released its final conclusions. These indicate that the RBA is considering imposing in 2009 additional regulations that could further reduce the domestic interchange fees of four-party credit card systems in Australia. Alternatively, the RBA is considering allowing average interchange fee levels to remain the same but requiring some changes to the “honor all cards” rules. The effect of any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems, which could have a significant adverse impact on MasterCard’s business in Australia.

South Africa. On August 4, 2006, the South Africa Competition Commission (“SACC”) created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, on June 25, 2008, the Enquiry published an Executive Summary of its findings. It is expected that the Enquiry's full report will be made public in the near future. Based on the Executive Summary, it appears that the Enquiry will recommend, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. If adopted, the Enquiry's recommendations could have a significant adverse impact on MasterCard’s business in South Africa.

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office in Germany concerning MasterCard’s (and Visa’s) domestic default interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs”. MasterCard understands that the Federal Cartel Office is continuing to review the complaint.

In January 2008, the Hungarian Competition Authority notified MasterCard that it has commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This follows an informal investigation that the Authority had been conducting since the middle of 2007.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Mexico, Singapore, Norway, Portugal and Switzerland are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	September 30, 2008	December 31, 2007
MasterCard-branded transactions:
Gross Settlement Exposure	$23,162,902	$22,783,200
Collateral held for Settlement Exposure	(1,998,067)	(2,161,754)

Net uncollateralized Settlement Exposure	$21,164,835	$20,621,446

Uncollateralized Settlement Exposure attributable to non-compliant members	$41,615	$108,141

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,825,264	$3,347,853

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 47% and 43% at September 30, 2008 and December 31, 2007, respectively. The United Kingdom accounted for approximately 10% and 11% at September 30, 2008 and December 31, 2007, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 55% and 64% at September 30, 2008 and December 31, 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The exposure estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $486,065 and $563,087 at September 30, 2008 and December 31, 2007, respectively. The reduction in travelers cheques exposure is attributable to the continued wind-down of the MasterCard travelers cheques program.

A significant portion of the Company’s travelers cheque risk is concentrated in one MasterCard travelers cheque issuer. MasterCard has obtained an unlimited guarantee estimated at $385,647 and $452,134 at September 30, 2008 and December 31, 2007, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $16,514 and $18,004 at September 30, 2008 and December 31, 2007, respectively, from a financial institution that is a member, to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of cheques that are not anticipated to be presented for payment.

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

Note 19. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. At September 30, 2008, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$52,740	$(676)	$39,933	$(286)
Commitments to sell foreign currency	210,616	8,561	22,088	388

Euro Functional Currency

	September 30, 2008		December 31, 2007
Forward Contracts	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to sell foreign currency	$70,032	$2,108	$49,698	$(275)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Brazilian real, Canadian dollar, Mexican peso and Australian dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of September 30, 2008 and December 31, 2007 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2008 and December 31, 2007, respectively.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 20. Other Income

During the nine months ended September 30, 2008, MasterCard sold all of its remaining 6,141 shares of Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $86,000 in investment income. During the three and nine months ended September 30, 2007, MasterCard sold approximately 6,900 shares of Redecard S.A. and realized pre-tax gains, net of commissions, of $107,042 in investment income.

During the nine months ended September 30, 2008, the Company recognized $75,000, pre-tax, in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business. During the nine months ended September 30, 2007, the Company recognized $90,000, pre-tax, in other income related to a settlement agreement to discontinue its relationship with the organization which operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events.

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

Forward-Looking Statements and Non-GAAP Financial Information

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s strong liquidity and capital position; the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its merchant relationships, growing acceptance and continuing to invest in its brands, pursuing incremental payment processing opportunities throughout the world, increasing its volume of business with customers over time, maintaining and enhancing its brands and images through advertising and marketing efforts on a global scale and continuing to invest in marketing programs at regional and local levels; the potential impact on the Company’s business and/or the payment industry of regulatory developments, marketing developments, a change in payment patterns by consumers and/or a decrease in issuance and/or promotion of MasterCard payment solutions by the Company’s customers; and the potential impact on the Company’s business of economic circumstances, including consolidation of the Company’s banking customers, tightening of credit availability, inflation and other challenging economic conditions. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Item 1A in Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Item 1A in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these and other risks facing our business.

Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP"). Pursuant to the requirements of Regulation S-K, portions of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company's related financial results prepared in accordance with GAAP.

MasterCard has presented non-GAAP financial measures for operating expenses in the three and nine months ended September 30, 2008 and 2007 and the effective income tax rate for the three and nine months ended September 30, 2008 as supplements to GAAP measures, to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to aid in forecasting future periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. More specifically, with respect to the non-GAAP financial measures presented in this discussion:

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

Our financial results during the three and nine months ended September 30, 2008 were significantly impacted by the legal environment in which we operate our business. During the three and nine months ended September 30, 2008, we recorded provisions for litigation settlements of $828 million and $2.477 billion, respectively. See Notes 12 and 17 to the Consolidated Financial Statements included in Part I, Item 1 and “– Operating Expenses” in Part I, Item 2 of this Form 10-Q for further discussion. As a result of these settlements, we recorded net losses of $194 million, or $1.49 per diluted share, and $493 million, or $3.79 per diluted share, for the three and nine months ended September 30, 2008, respectively, versus net income of $314 million, or $2.31 per diluted share, and $782 million, or $5.73 per diluted share, in the comparable periods in 2007. As of September 30, 2008, our liquidity and capital positions remained strong with $2.8 billion in cash, cash equivalents and current available-for-sale securities, and $1.8 billion in stockholders’ equity.

We achieved net revenue growth of 23.6% and 25.8% for the three and nine months ended September 30, 2008, respectively, primarily due to increased transactions and volumes. Pricing increases accounted for approximately 5 percentage points of our net revenue growth in each of the three and nine months ended September 30, 2008 versus the comparable periods in 2007. Foreign currency fluctuation of the euro and Brazilian real against the U.S. dollar accounted for 3.5 and 4.6 percentage points of our net revenue growth for the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007.

Our operating expenses increased 121.7% and 131.4% for the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. Excluding the impact of litigation settlements identified in the table included in “– Operating Expenses”, our operating expenses increased 8.3% and 11.3% in the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007, of which 2.4 and 3.3 percentage points, respectively, were due to the foreign currency fluctuation of the euro and Brazilian real against the U.S. dollar. See “—Impact of Foreign Currency Rates”.

Other income in the nine months ended September 30, 2008 included realized gains of approximately $86 million for the sale of the remaining shares of our available-for-sale security, Redecard S.A., and $75 million related to the termination of a customer business agreement. See “—Other Income (Expense)”.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as cards, creates significant opportunities for the continued growth of our business. Our strategy is to continue our growth by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments and debit), enhancing our merchant relationships, growing acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing, consulting and information services. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with customers over time. See “—Business Environment Challenges” for discussion of environmental considerations related to our strategic objectives.

Financial Results

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(In millions, except per share, percent and GDV amounts)
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net operations fees	$996	$792	25.8%	$2,793	$2,174	28.5%
Net assessments	342	291	17.5%	974	821	18.6%

Total revenues, net	1,338	1,083	23.6%	3,767	2,995	25.8%
General and administrative	494	433	14.1%	1,435	1,263	13.6%
Advertising and marketing	267	264	1.1%	770	711	8.2%
Litigation settlements	828	—	**	2,477	3	**
Charitable contributions to the MasterCard Foundation	—	10	**	—	10	**
Depreciation and amortization	29	22	29.0%	82	71	14.6%

Total operating expenses	1,617	730	121.7%	4,764	2,059	131.4%

Operating income (loss)	(279)	353	(179.0)%	(997)	936	(206.5)%
Total other income (expense), net	(14)	129	(111.2)%	169	268	(37.2)%

Income (loss) before income tax expense	(294)	482	(160.9)%	(828)	1,204	(168.8)%
Income tax expense (benefit)	(100)	168	(159.6)%	(335)	423	(179.2)%

Net income (loss)	$(194)	$314	(161.6)%	$(493)	$782	(163.1)%

Net income (loss) per share (basic)	$(1.49)	$2.32	(164.2)%	$(3.79)	$5.76	(165.8)%
Weighted average shares outstanding (basic)	130	135	(4.3)%	130	136	(3.9)%
Net income (loss) per share (diluted)	$(1.49)	$2.31	(164.5)%	$(3.79)	$5.73	(166.1)%
Weighted average shares outstanding (diluted)	130	136	(4.9)%	130	137	(4.5)%
Effective income tax rate	34.1%	34.8%	**	40.4%	35.1%	**
Gross dollar volume on a U.S. dollar converted basis[1] (in billions)	$662	$576	14.8%	$1,926	$1,638	17.6%
Processed transactions[2]	5,380	4,760	13.0%	15,464	13,562	14.0%

*	Note that the figures in the preceding table may not sum due to rounding
**	Percentage change calculation not meaningful.
[1]	MasterCard branded card volume only.
[2]	MasterCard, Maestro and Cirrus branded transactions.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During 2008 and 2007, the U.S. dollar weakened against the euro and Brazilian real which increased revenues and expenses. More recently, the U.S. dollar has begun to strengthen against the euro and Brazilian real and if this trend continues revenues and expenses will be negatively impacted.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our assessment revenues. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our assessment revenues are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. In the three and nine months ended September 30, 2008, the U.S. dollar weakened as evidenced by a 14.8% and 17.6% increase, respectively, in GDV on a U.S. dollar converted basis versus local currency growth of approximately 12.3% and 13.1%, respectively, from the same periods in the prior year.

Revenues

We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by charging assessments to our customers based on the GDV of activity on the cards that carry our brands (assessments). GDV includes the aggregated dollar amount of usage (purchases, cash disbursements, balance transfers and convenience checks) on MasterCard-branded cards. Our pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. We review our pricing and implement pricing changes on an ongoing basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Our revenues are based upon transactional information accumulated by our systems or reported by our customers.

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

•

Other operations fees represent various revenue streams, including cardholder services, a variety of account and transaction enhancement services, fees for U.S. acquirers accepting transactions from cardholders with non-U.S. issuers, compliance and penalty fees, holograms and publications. In January 2008, we increased the fee for U.S. acquirers accepting transactions from cardholders with non-U.S. issuers. Cardholder services are benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

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

We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia. Cross-border transactions generate greater revenue than domestic transactions due to higher operations fees for settlement, authorization and switch, and are also subject to cross-border and currency conversion fees. In addition, higher operations fees are charged on signature transactions than online transactions.

Gross revenues grew 21.1% and 23.4% in the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. Revenue growth was the result of increased transactions and GDV, as well as price increases and currency fluctuation. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. The continued consolidation of our customers and the growing influence of merchants have led to enhanced competition in the global payments industry and demand for better pricing arrangements. Our revenue growth was moderated by a $42 million, or 13.1%, and a $140 million, or 15.5%, increase in rebates and incentives to our customers and merchants in the three and nine months ended September 30, 2008, respectively.

Rebates and incentives as a percentage of gross revenues were approximately 21.3% and 21.7% for the three and nine months ended September 30, 2008, respectively, versus 22.9% and 23.2% for the comparable periods in 2007. During the nine months ended September 30, 2008, MasterCard reduced estimates of rebates and incentives for certain customers that did not or may not achieve contractual performance hurdles. These reductions in estimated rebates and incentives decreased rebates and incentives as a percentage of gross revenues.

Business Environment Challenges

We operate in the competitive and continuously evolving global payments industry, processing transactions in approximately 210 countries and territories and in more than 160 currencies. As a result of the global and evolving nature of the payments industry, there are many factors that represent both challenges to and opportunities for the continued growth of our business. Our business is also subject to regulation in many countries. Regulatory activities may seek to impose rules and price controls on certain aspects of our business and the payments industry.

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected our customers’ businesses, financial conditions and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in cardholder payment delinquencies and default rates, which may impact our customers’ charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our customers. The change in payment patterns by consumers, and any decrease in issuance and/or promotion of MasterCard payment solutions by our customers, could cause a decline in overall card usage and GDV, which may have a negative impact on our revenues and profitability.

Furthermore, in recent months, many economies, including the U.S. economy, have been impacted by bank failures, tightening of available credit and inflation. U.S. processed transactions and volume growth rates are slowing versus historical periods. Some non-U.S. economies, including the economies of certain countries in Europe, are experiencing similar trends. However, various emerging market economies around the world continue to experience strong growth. These and other changes can impact our business in a variety of ways, including but not limited to the following:

•

Consolidation of our banking customers can impact our net revenues due to the tiered pricing structure of most customer agreements, which typically offer lower pricing as higher business volumes are achieved.

•

Consolidation of and the financial challenges confronting our banking customers can increase the bargaining power of our customers during new and renewal contract negotiations and increase requests for additional rebates and incentives which may lower our net revenues.

•	Our customers may limit their purchases or decrease spending for optional or enhanced services, such as consulting, thereby reducing our net revenues.

•

Tightening of credit availability can impact our revenues by limiting the number of cards or amount of credit lines that are issued, which may cause processed transaction growth or volumes to slow or decline.

•	Inflation and declining economies can impact consumer spending behaviors. Consumers may travel less thereby lowering cross-border volumes and transactions which may reduce our net revenues.

•

Challenging economic conditions increase uncertainty and volatility in the performance of our customers’ businesses, which may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

The U.S. remains our largest geographic market based on revenues. Revenue generated in the U.S. was approximately 44.7% and 47.3% of total revenues in the three and nine months ended September 30, 2008, respectively, versus 50.5% and 51.7% in the comparable periods in 2007. Some non-U.S. revenues grew at a faster rate than U.S. revenues in the three and nine months ended September 30, 2008 versus the comparable periods in 2007. Changes in foreign currency exchange rates impact these percentages.

Technological developments and application of technological solutions in the global payments industry have continued in 2008. We continue to invest in technological development in order to maintain and expand our competitive advantages. However, payment system competitors have continued to emerge, especially in the internet environment, and gain market share.

See Item 1A in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Item 1A in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these and other risks facing our business.

Operations Fees

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions, except percentages)
Authorization, settlement and switch	$437	$356	$81	22.8%	$1,225	$1,000	$225	22.5%
Currency conversion and cross-border	319	241	78	32.4%	876	634	242	38.2%
Acceptance development fees	78	70	8	11.4%	227	195	32	16.4%
Warning bulletin fees	21	19	2	10.5%	58	56	2	3.6%
Connectivity	31	26	5	19.2%	86	73	13	17.8%
Consulting and research fees	21	23	(2)	(8.7)%	60	59	1	1.7%
Other operations fees	190	144	46	31.9%	538	394	144	36.5%

Gross operations fees	1,097	879	218	24.8%	3,070	2,411	659	27.3%
Rebates	(101)	(87)	(14)	16.1%	(277)	(237)	(40)	16.9%

Net operations fees	$996	$792	$204	25.8%	$2,793	$2,174	$619	28.5%

•

Authorization, settlement and switch revenues increased primarily due to increases in the number of transactions processed through our systems of 13.0% and 14.0% in the three and nine months ended September 30, 2008 versus the comparable periods in 2007. In addition, $16 million and $32 million of the increase in the three and nine months ended September 30, 2008, respectively, was due to net foreign exchange gains relating to exchange rate volatility on settlement activities.

•

Currency conversion and cross-border revenues increased due to increases in cross-border volumes of 18.0% and 19.5% in the three and nine months ended September 30, 2008, respectively, compared to 19.2% and 18.8% in the three and nine months ended September 30, 2007, respectively. In June 2008, we refined our methodology to calculate cross-border volume growth rates primarily by changing the definition of cross border volumes from volumes where the issuer country and acquirer country are different to volumes where the issuer country and merchant country are different. Prior period growth rates have been restated to be consistent with the revised methodology. In addition, a price increase on acquiring cross-border volumes implemented in January 2008 accounted for approximately 19 and 20 percentage points of the percentage increases in the three and nine month periods ended September 30, 2008, respectively, from the comparable periods in 2007.

•

Acceptance development fees in the three and nine months ended September 30, 2008 increased versus the comparable periods in 2007 primarily due to increased volumes and the implementation of a new fee in April 2007. The new fee accounted for approximately 3 percentage points of the percentage increase in the nine months ended September 30, 2008 from the comparable period in 2007.

•	Warning bulletin fees are primarily based on customer requests for distribution of invalid account information.

•	Connectivity revenues in the three and nine months ended September 30, 2008 increased versus the comparable periods in 2007 primarily due to increased data volumes.

•

Consulting and research fees in the three and nine months ended September 30, 2008 remained consistent with the comparable periods in 2007. Our business agreements with certain customers include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements were 48.8% and 53.0% of consulting and research fees in the three and nine months ended September 30, 2008, respectively, versus 33.9% and 35.6%, respectively, in the comparable periods in 2007.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. In the three and nine months ended September 30, 2008 versus the comparable periods in 2007, no increase in any component of other operations fees was material, other than the following :

•

Our account enhancement program, implemented in the second quarter of 2007, resulted in an increase of $5 million and $31 million for the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. The program enables issuers to more closely align the economics of reward programs with cardholder value, including card customization and features.

•

Pricing for retail purchases in the U.S. by non-U.S. cardholders increased in January 2008. This price increase, coupled with an increase in retail purchase volumes, resulted in revenue increases of $13 million and $38 million for the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates have been increasing due to ongoing consolidation of our customers and the impact of restructured pricing, but at a slower rate than gross operations fees due to customer performance. Accordingly, rebates as a percentage of gross operations fees were 9.2% and 9.0% in the three and nine months ended September 30, 2008, respectively, versus 9.9% and 9.8% in the comparable periods in 2007. During the nine months ended September 30, 2008, MasterCard reduced estimates of rebates for certain customers that did not or may not achieve contractual performance hurdles. These reductions in estimated rebates decreased rebates as a percentage of gross operations fees.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
	(In millions, except percentages)
Gross assessments	$604	$525	$79	15.0%	$1,741	$1,488	$253	17.0%
Rebates and incentives	(262)	(234)	(28)	12.0%	(767)	(667)	(100)	15.0%

Net assessments	$342	$291	$51	17.5%	$974	$821	$153	18.6%

Gross assessments grew versus the comparable periods in 2007 partially due to GDV growth of approximately 12.3% and 13.1% in the three and nine months ended September 30, 2008, respectively, when measured in local currency terms, and 14.8% and 17.6% respectively, when measured on a U.S. dollar converted basis. Assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar, euro or real compared to the foreign currencies of the related local volumes in each period.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or the execution of marketing programs. The rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives as a percentage of gross assessments were 43.4% and 44.1% in the three and nine months ended September 30, 2008, respectively, versus 44.6% and 44.8%, respectively, for the comparable periods in 2007. Rebates and incentives increased during the three and nine months ended September 30, 2008 versus the comparable periods in 2007 due to new and renewals of customer agreements and increased volumes for certain merchants, partially offset by the timing and terms of other non-GDV based incentives. However, the increase during the nine months ended September 30, 2008 was partially offset by reductions of estimated rebates and incentives for certain customers that did not or may not achieve contractual performance hurdles. These reductions in estimated rebates and incentives decreased rebates and incentives as a percentage of gross assessments. However, non-GDV performance-based rebates and incentives vary depending on the agreement terms and the timing of our customers’ performance. Accordingly, our rebates and incentives for non-GDV performance metrics, such as the issuance of new cards, the launch of new programs or the execution of marketing programs, impact the relationship between gross assessments and net assessments.

Operating Expenses

Our operating expenses are comprised primarily of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. In the three and nine month periods ended September 30, 2008, there was an increase in operating expenses of approximately $0.9 billion and $2.7 billion, respectively, versus the comparable periods in 2007. These increases are primarily due to the settlement of antitrust litigations with Discover Financial Services (“Discover” and the “Discover Settlement”) and American Express Company (“American Express” and the “American Express Settlement”). The following table compares and reconciles operating expenses, excluding litigation settlements (“Special Items”), which is a non-GAAP financial measure, to the operating expenses including litigation settlements, which is the most directly comparable GAAP measurement. Management believes this analysis may be helpful in evaluating ongoing operating expenses.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percentages)
General and administrative	$494	$—	$494	$433	$—	$433	14.1%	14.1%
Advertising and marketing	267	—	267	264	—	264	1.1%	1.1%
Litigation settlements	828	828	—	—	—	—	**	**
Charitable contributions	—	—	—	10	—	10	**	**
Depreciation and amortization	29	—	29	22	—	22	29.0%	29.0%

Total operating expenses	$1,617	$828	$790	$730	$—	$730	121.7%	8.3%

Total operating expenses as a percentage of total net revenues	120.9%		59.0%	67.4%		67.4%

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted	Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	(In millions, except percentages)
General and administrative	$1,435	$—	$1,435	$1,263	$—	$1,263	13.6%	13.6%
Advertising and marketing	770	—	770	711	—	711	8.2%	8.2%
Litigation settlements	2,477	2,477	—	3	3	—	**	**
Charitable contributions	—	—	—	10	—	10	**	**
Depreciation and amortization	82	—	82	71	—	71	14.6%	14.6%

Total operating expenses	$4,764	$2,477	$2,287	$2,059	$3	$2,055	131.4%	11.3%

Total operating expenses as a percentage of total net revenues	126.5%		60.7%	68.7%		68.6%

*	Note that the figures in the preceding tables may not sum due to rounding.
**	Percentage change calculation not meaningful.

General and Administrative

General and administrative expenses consist primarily of personnel, professional fees, telecommunications, data processing and travel expenses. The major components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	(In millions, except percentages)
	2008	2007	2008 vs. 2007	2008 vs. 2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Personnel	$324	$289	$35	12.1%	$968	$823	$145	17.6%
Professional fees	58	52	6	11.5%	167	158	9	5.7%
Telecommunications	19	19	—	—	59	53	6	11.3%
Data processing	21	16	5	31.3%	56	46	10	21.7%
Travel and entertainment	20	25	(5)	(20.0)%	74	81	(7)	(8.6)%
Other	52	32	20	62.5%	111	102	9	8.8%

General and administrative expenses	$494	$433	$61	14.1%	$1,435	$1,263	$172	13.6%

•

Personnel expense increased in the three and nine months ended September 30, 2008 primarily due to higher costs for new personnel and higher contractor costs. In addition, we incurred greater severance costs during the nine months ended September 30, 2008 due to cost reductions and the realignment of certain personnel to better enable us to execute our strategic objectives.

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

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. Overall, these expenses decreased for the three and nine months ended September 30, 2008, versus the comparable periods in 2007, due to cost containment initiatives.

•

Other includes rental expense for our facilities, foreign exchange transaction gains and losses and other miscellaneous administrative expenses. The increase for the three months ended September 30, 2008 is primarily driven by unfavorable fluctuations in foreign exchange rates and higher rent for office facilities. The increase for the nine months ended September 30, 2008 is primarily driven by higher rental expense for office facilities.

Advertising and Marketing

Our approach to advertising and marketing activities combines advertising, sponsorships, promotions, interactive media and public relations as part of an integrated program designed to increase MasterCard brand awareness/preference and usage of MasterCard cards. Also included within advertising and marketing are costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs. Advertising and marketing expenses increased $3 million and $59 million, or 1.1% and 8.2%, in the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. Approximately 3 and 5 percentage points of the increases for the three and nine months ended September 30, 2008, respectively, were related to the impact of foreign currency fluctuation of the euro and Brazilian real to the U.S. dollar. In addition, in 2008, the timing of certain advertising and marketing expenses varied due to their relationship to specific sponsorships or promotions. We intend to continue to sponsor diverse events aimed at multiple target audiences.

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

Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into the Discover Settlement with Discover relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation between the parties for a total of $2.75 billion. In July 2008, MasterCard and Visa had entered into a judgment sharing agreement. Accordingly, the MasterCard share of the Discover Settlement is $863 million, which will be paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, agreed to pay MasterCard $35 million in November 2008, pursuant to a separate agreement. This receivable from Morgan Stanley is included in accounts receivable at September 30, 2008. The net impact of $828 million is included in litigation settlements in the three and nine months ended September 30, 2008.

On June 24, 2008, MasterCard entered into the American Express Settlement which ended all existing litigation between American Express and MasterCard. Under the terms of the American Express Settlement, beginning on September 15, 2008, MasterCard is required to pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. The charge is based on MasterCard’s assumption that American Express will achieve certain financial performance hurdles. The quarterly payments will be in an amount equal to 15% of American Express’ United States Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.649 billion during June 2008.

We recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed during the nine months ended September 30, 2008 as follows:

Balance as of December 31, 2007	$404
Provision for Discover Settlement	863
Provision for American Express Settlement	1,649
Interest accretion on U.S. merchant lawsuit	24
Interest accretion on American Express Settlement	23
Payments on American Express Settlement	(150)

Balance as of September 30, 2008	$2,813

See Note 17 to the Consolidated Financial Statements included in Part I for additional discussion.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other income (expense).

Investment income decreased $124 million and $56 million in the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. The decrease versus the three months ended September 30, 2007, is primarily due to the realization of $107 million in gains on the sale of 25% of our investment in Redecard S.A. during that quarter. The decrease versus the nine months ended September 30, 2007 is primarily due to lower gains of $21 million on our Redecard investment, lower Redecard dividend income of $11 million, lower interest income on money market and short-term bond fund investments of $14 million and higher realized losses on current available-for-sale investments of $9 million.

Interest expense increased $20 million and $25 million in the three and nine months ended September 30, 2008, respectively, versus the comparable periods in 2007. The quarterly and year-to-date increases are primarily due to higher interest expense associated with the American Express Settlement. Interest expense is expected to increase by an additional $21 million, $66 million, $35 million and $5 million in 2008, 2009, 2010 and 2011, respectively, due to the accretion of interest associated with the American Express Settlement.

Other income (expense) decreased $19 million in the nine months ended September 30, 2008 versus the comparable period in 2007. The decrease was primarily due to the recognition in 2007 of a $90 million settlement gain with the organization that operates the World Cup soccer events, partially offset by the recognition in 2008 of a $75 million settlement gain related to the termination of a customer business agreement.

Income Taxes

The effective income tax rates were a 34.1% benefit and a 34.8% expense for the three months ended September 30, 2008 and 2007, respectively, and a 40.4% benefit and a 35.1% expense for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate in the three months ended September 30, 2008 versus the comparable period in 2007 was primarily due to the tax benefit related to the charge for the Discover Settlement, partially offset by a tax charge in the three months ended September 30, 2008 for the remeasurement of deferred tax assets as a result of a change in the Company’s estimated effective state tax rate. As a result of the remeasurement, the Company’s deferred tax assets were reduced by $20 million with a corresponding increase in income tax expense. The increase in the effective tax rate in the nine months ended September 30, 2008 versus the comparable period in 2007 was primarily due to the tax benefits related to the charges for the Discover Settlement and the American Express Settlement, partially offset by the tax charge in the three months ended September 30, 2008 for the remeasurement of deferred tax assets. The effect of the charges significantly changed the geographic distribution of pre-tax income (loss) from jurisdictions with lower tax rates to those with higher tax rates.

In addition, the charge for the Discover Settlement, recognized for book purposes in September 2008, will be deductible for tax purposes in 2008 when the payment is made. Accordingly, an income tax refund receivable has been recorded for $256 million related to the recovery of estimated tax payments made previously in 2008.

The Company’s GAAP effective income tax rate for the three month and nine month periods ended September 30, 2008, were significantly affected by the tax benefit related to the charge for the American Express and Discover Settlements. Due to the non-recurring nature of the American Express and Discover Settlements, the Company believes that the calculation of the 2008 effective tax rate, exclusive of the charge, will be helpful in comparing effective tax rates for the three and nine months ended September 30, 2008.

	GAAP Actual	GAAP Effective Tax Rate	Litigation Settlements	Non-GAAP Adjusted	Adjusted Effective Tax Rate Non-GAAP
	(In millions, except percentages)
Three months ended September 30, 2008:

Income (loss) before income taxes	$(294)	34.1%	$828	$534	39.7%
Income tax expense (benefit)	(100)		312	212

Net income (loss)	$(194)		$516	$322

	GAAP Actual	GAAP Effective Tax Rate	Litigation Settlements	Non-GAAP Adjusted	Adjusted Effective Tax Rate Non-GAAP
	(In millions, except percentages)
Nine months ended September 30, 2008:

Income (loss) before income taxes	$(828)	40.4%	$2,477	$1,649	36.6%
Income tax expense (benefit)	(335)		939	604

Net income (loss)	$(493)		$1,538	$1,045

*	Note that the figures in the preceding table may not sum or recalculate due to rounding

Liquidity

We need capital resources and liquidity to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; to service the payments of principal and interest on our outstanding debt; and to service our obligations related to litigation settlements. At September 30, 2008 and December 31, 2007, we had $2.8 billion and $3.0 billion of cash, cash equivalents and current available-for-sale securities, respectively, to use for our operations. We expect that the cash generated from operations and our borrowing capacity will be sufficient to meet our future operating, working capital and capital needs and to fund future debt and litigation settlement obligations. However, our liquidity could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Item 1A in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these and other risks facing our business. See also Notes 12 and 17 to the Consolidated Financial Statements included in Item 1 and “—Business Environment Challenges” for more information.

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash flow data:
Net cash provided by operating activities	$931	$718
Net cash provided by investing activities	232	76
Net cash used in financing activities	(731)	(322)

	September 30, 2008	December 31, 2007
	(in millions)
Balance sheet data:
Current assets	$5,071	$4,592
Current liabilities	3,800	2,363
Long-term liabilities	1,703	865
Equity	1,765	3,027

Net cash provided by operating activities for the nine months ended September 30, 2008 was primarily due to net revenues exceeding general and administrative and advertising and marketing expenses, partially offset by the initial $150 million payment under the American Express Settlement, payments for income taxes and payments to merchants and customers under business agreements.

Net cash provided by investing activities for the nine months ended September 30, 2008 primarily relates to net sales of available-for-sale securities, including the sale of the remaining portion of our Redecard S.A. shares, ARS and short-term bond fund investments. Cash provided by investing activities in 2008 was partially offset by cash used for investments in leasehold and building improvements to support increased workforce and data center equipment, as well as investments in capitalized software to expand our core functionality, including development of a debit and prepaid processing platform. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives.

Cash used in financing activities for the nine months ended September 30, 2008 related to the repurchase of approximately 2.8 million shares of our Class A common stock through a share repurchase plan, the payment of approximately $60 million in quarterly dividends to our stockholders and the repayment of $80 million related to the Company’s ten-year unsecured, subordinated notes that matured in June 2008. See Notes 11 and 14 to the Consolidated Financial Statements included in Part I for more information on our debt repayment and stock repurchase plan, respectively.

On October 27, 2008, MasterCard and Visa entered into the Discover Settlement relating to the U.S. Federal antitrust litigation amongst the parties. In connection with the Discover Settlement, MasterCard will pay $863 million to Discover and receive $35 million from Morgan Stanley, Discover’s former parent company, in November 2008. Also, on June 24, 2008, MasterCard entered into the American Express Settlement. Under its terms, beginning on September 15, 2008, MasterCard is required to pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. See Notes 12 and 17 to the Consolidated Financial Statements included in Part I for additional information on these litigation settlements.

As of September 30, 2008, the Company held $219 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities. As of December 31, 2007, the Company held $249 million of ARS classified as current available-for-sale securities. This change in classification is due to failure of the auction mechanism and a continued lack of liquidity in the ARS market. The stated maturity of the securities ranges from 10 to 33 years, and the securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government, via the Department of Education. We determined that the fair value of the ARS does not approximate par value, assigned a 10% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during the nine months ended September 30, 2008. We have the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or if liquidity is restored in the market. See Note 4 to the Consolidated Financial Statements included in Part I for more information.

On September 9, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on November 10, 2008 to holders of record on October 10, 2008 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend is $20 million. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On August 29, 2008, MasterCard notified the equity investor and holders of secured notes related to its variable interest entity (the “Trust”) of its intent to repay the equity investor and the obligations issued through the Trust. The repayment of aggregate outstanding principal and accrued interest on the secured notes, and repayment of the equity investor, will occur by March 1, 2009 for a total amount of $154 million. In conjunction with this repayment we will record the operations center as an asset on the balance sheet. MasterCard was in compliance with the covenants of the secured notes at September 30, 2008. See Note 11 to the Consolidated Financial Statements included in Part I for further discussion.

On October 28, 2008, Standard & Poor's reaffirmed our BBB+ long-term and A-2 short-term counterparty credit ratings, with a stable outlook.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2.5 billion through April 27, 2010 and then decrease to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at September 30, 2008 and December 31, 2007, respectively. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

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

Future Obligations

The following table summarizes, as of September 30, 2008, our obligations that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2008	2009 - 2010	2011 - 2012	2013 and Thereafter
	(In millions)
Capital leases[1]	$54	$4	$9	$4	$37
Operating leases[2]	109	11	52	19	27
Sponsorship, licensing & other[3,4]	635	199	313	114	9
Litigation settlements[5]	3,019	1,119	1,400	500	—
Debt[6]	170	—	150	20	—

Total	$3,987	$1,333	$1,924	$657	$73

[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard had accrued $517 million as of September 30, 2008 related to customer and merchant agreements.

[4]

We have included our current liability of $13 million relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the Discover Settlement, American Express Settlement, U.S. merchant lawsuit and other litigation settlements.
[6]

Debt primarily represents principal owed on our Series A Senior Secured Notes due September 2009 and amounts due for the acquisition of MasterCard France. See Notes 11 and 3, respectively, to the Consolidated Financial Statements included in Part I for further discussion on these matters. The Company expects to pay the Series A Senior Secured Notes on March 1, 2009. We also have various credit facilities for which there were no outstanding balances at September 30, 2008 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective January 1, 2009 and requires retrospective application. The Company will adopt FSP EITF 03-6-1 during 2009 and is not able to project its impact on future presentations of EPS due to the inherent complexities associated with projecting future financial performance. For periods for which EPS has previously been presented, including full year 2007 and quarter-to-date and year-to-date periods for 2008, the company anticipates basic EPS and diluted EPS to (decrease)/increase as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Earnings (Loss) per Share:
Basic	$0.01	$0.03	$0.04	$0.01	$(0.03)	$(0.07)
Diluted	$0.01	$0.03	$0.04	$0.01	$(0.01)	$(0.04)

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

For the American Express Settlement, a one percent increase in the discount rate would have decreased the litigation settlement expense for the nine months ended September 30, 2008 by approximately $24 million. The reverse impact would be experienced for a one percent decrease in such discount rate.

For the American Express Settlement, a one percent increase in the discount rate would have increased interest expense for the nine months ended September 30, 2008 by approximately $4 million. The reverse impact would be experienced for a one percent decrease in such discount rate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign currency exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Company’s Board of Directors, governing our funding, investments and use of derivative financial instruments. Market volatility impacts market risk exposures, however, we monitor risk exposures on an ongoing basis. There have been no material changes in our market risk exposures at September 30, 2008 versus December 31, 2007.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and nine months ended September 30, 2008 and 2007, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 3, 2008 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income (loss) for each of the three and nine month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for each of the nine month periods ended September 30, 2008 and 2007, and the consolidated statement of changes in stockholders’ equity for the nine month period ended September 30, 2008. This interim financial information are the responsibility of the Company’s management.

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

November 3, 2008

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 17 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment Challenges” in this Form 10-Q for a discussion of the conditions in the financial markets and economic conditions affecting our business. This discussion updates, and should be read together with, the risk factor entitled “Global economic, political and other conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information

On October 28, 2008, the Company, in the ordinary course of business, issued 31 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 16 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2008	MASTERCARD INCORPORATED
(Registrant)

Date: November 3, 2008	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2008	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2008	By:	/s/ TARA A. MAGUIRE
Tara A. Maguire
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa.

10.2	Agreement, dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.