Form 10-K
period 2008-12-31
MASTERCARD INC
filed 2009-02-19
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☑                 Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $26.1 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share or the registrant’s Class M common stock, par value $.0001 per share. As of February 12, 2009, there were 98,514,196 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 30,848,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,765 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference to Part III hereof.

MASTERCARD INCORPORATED

FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment opportunities throughout the world, increasing its volume of business with customers over time, continuing to develop opportunities to further enhance MasterCard Integrated Processing Solutions™ (“IPS”) offerings, continuing to explore opportunities to further enhance its debit transaction processing and maintaining a strong business presence in Europe as well as effectively positioning the business as the Single European Payment Area (“SEPA”) initiative creates a more integrated payment market in Europe. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors in Item 1A—Risk Factors of this report.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Item 1.     Business

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of over 24,000 financial institutions and other entities that are our customers. Through our three-tiered business model as franchisor, processor and advisor, we develop and market payment solutions, process payment transactions, and provide support services to our customers and, depending upon the service, to merchants and other clients. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card network. We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by assessing our customers based primarily on the dollar volume of activity on the cards that carry our brands (assessments).

A typical transaction processed over our network involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder’s bank) and the acquirer (the merchant’s bank). Consequently, the payment network we operate is often referred to as a “four-party” payment system. Our customers are the financial institutions and other entities that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient, quick and secure payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customer financial institutions to ensure the integrity of our payment network. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant transaction relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has continued to experience growth. Gross dollar volume (“GDV”) on cards carrying the MasterCard brand as reported by our customers was approximately $2.5 trillion in 2008, an 11.5% increase in U.S. dollar terms and a 10.7% increase in local currency terms over the GDV reported in 2007. In 2008, we processed 21.0 billion transactions, an 11.8% increase over the number of transactions processed in 2007.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as card payment transactions, creates significant opportunities for the growth of our business. Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments, debit, prepaid and issuer processor and terminal driving services), enhancing our merchant relationships, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long term, we believe that we can increase our volume of business with customers over time.

We operate in a dynamic and rapidly evolving legal and regulatory environment. In recent years, we have faced heightened regulatory scrutiny and other legal challenges, particularly with respect to interchange fees. Interchange fees, which represent a sharing of payment system costs among acquirers and issuers, have been the subject of increased regulatory and legislative scrutiny and litigation as card-based forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers, we do not earn revenues from interchange fees. However, if issuers were unable to collect interchange fees or were to receive reduced interchange fees, we may experience a reduction in the number of financial institutions willing to participate in a four-party payment card system such as ours and/or a reduction in the rate of number of cards issued, as well as lower overall transaction volumes. Proprietary end-to-end networks or other forms of payment may also become more attractive. Issuers might also decide to charge higher fees to cardholders, thereby making our card programs less desirable and reducing our transaction volumes and profitability. They also may attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. In addition to those challenges relating to interchange fees, we are also exposed to a variety of significant lawsuits and regulatory actions, including federal antitrust claims, and claims under state unfair competition statutes. See “Risk Factors—Legal and Regulatory Risks” in Item 1A of this Report.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware membership corporation that was formed in November 1966. Our financial institution customers are generally either principal members of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated, which we refer to as the “ownership and governance transactions”, and which included the appointment of a new Board of Directors comprised of a majority of directors who are independent from our financial institution customers and the establishment of a charitable foundation incorporated in Canada, The MasterCard Foundation (the “Foundation”). Part of the ownership and governance transactions included an initial public offering of a new class of common stock (the “IPO”) in May 2006. Prior to our change in governance and ownership structure, the common stock of MasterCard Incorporated was owned by principal members of MasterCard International. For more information about our capital structure, voting rights of our common stock, repurchases of our Class A common stock and conversions of shares of our Class B common stock into shares of our voting Class A common stock, see Note 14 (Stockholders’ Equity) to the consolidated financial statements included in Item 8 of this Report.

Our Industry

We operate in the global payments industry, which consists of all forms of payment including:

•	Paper—cash, personal checks, money orders, official checks, travelers checks and other paper-based means of transferring value;

•	Cards—credit cards, charge cards, debit cards (including Automated Teller Machine (“ATM”) cards), pre-paid cards and other types of cards; and

•	Other Electronic and Emerging—wire transfers, electronic benefits transfers, bill payments, Automated Clearing House payments and mobile devices, among others.

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

•

PIN-based debit cards are cards with which cardholders generally enter a personal identification number (“PIN”) at a POS terminal for validation. PIN-based debit card brands include our Maestro brand and Visa’s Electron® and Interlink® brands. The MasterCard brand also functions as a PIN-based debit brand in the United States.

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

In addition to general purpose cards, private label cards comprise a significant portion of all card-based forms of payment. Typically, private label cards are “pay later” cards issued by, or on behalf of, a merchant (such as a department store or gasoline retailer) and can be used only at the issuing merchant’s locations.

Payment Services

We provide transaction processing and other payment-related services to our financial institution customers. In connection with these services, we deploy dedicated customer relationship management teams to our customers to provide them with customized solutions built upon our expertise in payment programs, marketing, product development, technology, processing and consulting and information services.

We generate revenues from the fees we charge our customers for providing transaction processing and other payment-related services. We also earn revenues by charging our customers assessments based on the GDV of activity on the cards that carry our brands. Accordingly, our revenues are impacted by the number of transactions that we process and by the use of cards carrying our brands.

Transaction Processing

Introduction.    We operate the MasterCard Worldwide Network, which links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. A typical transaction processed over our network involves four participants in addition to us: issuer (the cardholder’s bank), acquirer (the merchant’s bank), merchant and cardholder. The following diagram depicts a typical point-of-sale card transaction.

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

In this four-party payment system, the economics of a payment transaction relative to MasterCard vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash withdrawal, and whether the transaction is processed over our network or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

A significant portion of the merchant discount is generally paid from the acquirer to the issuer (or netted by the issuer against amounts paid to the acquirer) in the form of an interchange fee. The balance of the merchant discount is retained by the acquirer to cover its costs and profit margin. Acquirers may charge merchants processing and related fees in addition to the merchant discount. Issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit. As described below, we charge issuers and acquirers transaction-based and related fees and assessments for the services we provide them.

Interchange fees represent a sharing of a portion of payment system costs among the financial institutions participating in a four-party payment card system such as ours. Generally, interchange fees are collected from acquirers and passed to issuers (or netted by issuers against amounts paid to acquirers) to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers. We establish default interchange fees that apply when there are no other interchange fee arrangements in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process; however, we do not earn revenues from them. As noted above, interchange fees are a significant component of the costs that merchants pay to accept payment cards and are currently subject to regulatory, legislative and/or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Item 1A of this Report.

MasterCard Worldwide Network.    We facilitate the authorization, clearing and settlement of the transactions described above and similar transactions through the MasterCard Worldwide Network, our proprietary, global telecommunications network. Among the platforms and systems encompassed in the MasterCard Worldwide Network are the Global Clearing Management System (“GCMS”); the MasterCard Single Message System (the “Single Message System”), also known as the MasterCard Debit Switch (“MDS”); the MasterCard Dual Message System (the “Dual Message System”), formerly known as Banknet; and settlement systems. The MasterCard Worldwide Network provides an intelligent architecture that combines both centralized and peer-to-peer distributed transaction processing. This infrastructure is designed to automatically adapt to the individual needs of each transaction, blending the speed and redundancy of peer-to-peer networking with the real-time availability of value-added services provided from a central site. We believe our network is unique, providing distinct advantages over networks deployed by our competitors and enabling us to provide our customers around the world with quality scalable transaction processing that is consistently reliable, secure and available.

Types of Transactions.    Generally, the MasterCard Worldwide Network processes three types of transactions: credit transactions; debit transactions that require the cardholder’s signature, which are referred to as offline debit transactions; and debit transactions that require the cardholder to use a PIN, or personal identification number, for verification, which are referred to as online debit transactions. In addition, some payment cards are equipped with an RFID (radio frequency identification) microchip, which provides an advanced authentification technique, and MasterCard PayPass® (described below), which allows contactless payments requiring neither signature nor PIN.

Authorization, Clearing and Settlement.    Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. For credit and offline debit transactions, the Dual Message System provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. For online debit transactions, the Single Message System (or MDS) switches financial messages and provides transaction and settlement reporting. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. MasterCard clears transactions among customers through our central and regional processing systems. Credit and offline debit transactions using MasterCard-branded cards are generally cleared via centralized processing through GCMS, and the related information is typically routed among customers via the MasterCard Worldwide Network. GCMS has helped us to improve our time-to-market in introducing new programs and services. More importantly, using GCMS, we can partner with our customers to provide value-added services to merchants and cardholders. For example, issuers can use GCMS to develop marketing promotions for segments of their card portfolios without investing in their own systems development. We believe that GCMS and our other recent system enhancements position us well to pursue incremental processing opportunities. For online debit transactions, the Single Message System (or MDS) performs clearing between customers and other debit transaction processing networks. Since 2004, MasterCard has worked with issuers and acquirers to increase the routing priority of our systems for the processing of PIN point-of-sale transactions, and has begun to establish direct processing connections to major U.S. merchants.

Once transactions have been authorized and cleared, MasterCard provides services in connection with the settlement of the transactions—that is, the exchange of funds along with associated fees. Settlement for credit, offline debit and online debit transactions is provided through the MasterCard Worldwide Network. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank chosen by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in a limited number of other currencies in accordance with our established rules.

MasterCard Integrated Processing Solutions (IPS).    In April 2008, we introduced MasterCard Integrated Processing Solutions (“IPS”), a MasterCard-engineered debit processing platform. IPS is designed to provide an issuing financial institution with a complete processing solution to help create differentiated products and services and allow quick deployment of payments portfolios across banking channels. Through a single connection, the IPS platform is designed to provide customers with an integrated suite of branded debit network and card issuer processing services in support of PIN-based and signature debit payments, prepaid payment cards and ATM driving as well as real-time card management and back-office processing services. The proprietary MasterCard Portfolio Viewer feature of IPS, a user-friendly customer interface, can deliver aggregate cardholder intelligence across accounts and product lines, providing issuers a view of information that can help them customize their products and programs. In 2008, we announced our first customer to implement IPS for complete branded debit network and issuer processing. We also announced in 2008 the first financial institution to take advantage of the global prepaid transaction processing capabilities of IPS. We continue to develop opportunities to further enhance our IPS offerings.

Regional Transaction Processing.    We provide transaction processing (authorization, clearing and settlement) services for customers in our Europe region through our subsidiary, MasterCard Europe sprl (“MasterCard Europe”). These services allow European customers to facilitate payment transactions between cardholders and merchants throughout Europe. Recently, we substantially completed a multi-year technical convergence project to integrate our European systems into our global processing systems. In Australia, we operate a processing facility that manages a majority of MasterCard-branded transaction volumes for Australia and New Zealand.

Outside of the United States and a select number of other countries, most intra-country (as opposed to cross-border) transaction activity conducted with MasterCard, Maestro and Cirrus cards is authorized, cleared and/or settled by our customers or other processors without the involvement of our central processing systems. We do not earn transaction processing fees for such activity. Accordingly, we derive a significant portion of our non-U.S. revenues from processing cross-border transactions. As part of our strategy, we are developing and promoting domestic processing solutions (such as IPS) for our customers that are designed to capitalize on our significant investments the MasterCard Worldwide Network.

Operations and Business Continuity.    Our transaction processing services are managed principally through our Global Technology and Operations headquarters in O’Fallon, Missouri. Our headquarters is a state-of-the-art worldwide network control facility with over 50,000 square feet of white computer room environment. Our core processing network has the capacity to handle 140 million transactions per hour with an average response time of 140 milliseconds. We typically operate at about 80% capacity, and we can substantially scale capacity to meet demand. The O’Fallon facility also houses the MasterCard Data Warehouse. MasterCard processes transactions for approximately 24,000 financial institutions in more than 160 currencies from approximately 210 countries and territories.

Our transaction processing services are available 24 hours per day, every day of the year. Our processing systems are built with redundancy and automatic back-up procedures to ensure continued operation in the event of a service interruption. We have consistently maintained availability of our core global processing systems in excess of 99.9%. Should our O’ Fallon facility be disabled, our co-processing facility in Kansas City, Missouri would continue operations.

Gross Dollar Volume (GDV)

The table below provides some information regarding GDV, which is one of the key drivers of our revenue, as it forms the basis of volume-based assessments. The MasterCard-branded GDV table below provides information regarding the GDV for all MasterCard-branded cards (excluding Cirrus and Maestro) and for both MasterCard credit and charge card programs and MasterCard debit programs in the United States and in all of our regions other than the United States for the years ended December 31, 2008 and 2007. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

	MasterCard Branded GDV[1]
		Year-over-year growth
	Year ended December 31, 2008	U.S. $	Local Currency[2]	Year ended December 31, 2007
	(In billions, except percentages)
All MasterCard Branded Programs
Asia/Pacific	$366	19.7%	18.5%	$306
Canada	102	11.5	11.7	91
Europe	774	18.0	15.5	656
Latin America	184	16.6	16.1	158
South Asia/Middle East Africa	53	24.4	32.6	43
United States	1,054	3.5	3.5	1,019

Worldwide	$2,533	11.5%	10.7%	$2,272

All MasterCard Credit and Charge Programs
United States	$631	(2.2)%	(2.2)%	$645
Worldwide less United States	1,167	16.5	15.5	1,001

Worldwide	$1,798	9.2%	8.6%	$1,647

All MasterCard Debit Programs
United States	$422	13.2%	13.2%	$373
Worldwide less United States	313	23.9	20.6	252

Worldwide	$735	17.5%	16.2%	$626

*	Note that figures in the above table may not sum due to rounding.
(1)

GDV generated by Maestro and Cirrus cards is not included. The data set forth for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard’s customers subsequent to the date of its release, which revisions and amendments may be material.
(2)	Local currency growth eliminates the impact of currency fluctuations and represents local market performance.

MasterCard Revenue Sources.    MasterCard generates revenues by charging transaction processing and related fees and GDV-based and card-based assessments to both issuers and acquirers. We generally process the majority of MasterCard-branded domestic transactions in the United States, the United Kingdom, Canada, Brazil and Australia, and we process substantially all cross-border transactions related to MasterCard, Maestro and Cirrus-branded cards. The allocation of our revenues varies among issuers and acquirers across our regions. Typical transaction-based fees include those associated with authorization, clearing and settlement and other value-added network products. We also charge cross-border and currency conversion fees, and other fees, such as those associated with acceptance development fees, cardholder services, compliance, penalties, holograms and user-pay fees for a variety of account and transaction enhancement services and manuals and publications. Assessments are primarily based on a customer’s GDV for a specific time period and the rates vary depending on the nature of the transactions that generate GDV and by region. Rebates and incentives, which are paid to customers and merchants to encourage issuance, usage and acceptance of our cards, are recorded as contra-revenues in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in Item 7 of this Report.

Our gross revenues from transactions, cross border and currency conversion fees, assessments and other fees, vary by region and are dependent on the nature of the transactions and GDV generated from those transactions. Pricing is determined based on the combination of transaction characteristics, including whether the transaction is domestic or cross-border, credit, online debit, offline debit, tiered pricing, geographic region or country, retail purchase or cash withdrawal. Cross-border transactions generate greater revenue than domestic transactions due to higher fees for settlement, authorization and switch, and are also subject to cross-border and currency conversion fees. In addition, higher fees are charged on credit and off-line debit transactions than on online debit transactions.

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

We also seek to enter into business agreements pursuant to which we offer to customers financial incentives and other support benefits to issue and promote MasterCard-branded cards. Financial incentives may be based on GDV or other performance-based criteria, such as issuance of new cards, launch of new programs or execution of marketing initiatives. We believe that our business agreements with customers have contributed to our strong volume and revenue growth in recent years.

The pricing terms and duration of the agreements with our customers vary significantly. Most of our customer relationships are not exclusive and may be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” and “—Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a material adverse impact on our business” in Item 1A of this Report. In addition to our customer agreements, we have standard licensing arrangements with all of our customers that permit them to use our trademarks and subject them to the rules governing our payment programs. Those customers with which we do not have customized agreements are generally subject to our standard pricing arrangements.

In addition, our MasterCard Advisors group serves to help differentiate us from our competitors by providing our customers and other clients with a wide range of consulting and information services designed to help them improve the performance of their payments businesses. Services include strategic consulting and strategy development, information and analytics, marketing management, and risk and operations management advice. In 2008, MasterCard Advisors continued its series of research reports covering topics such as cardholder satisfaction and loyalty based on analysis of surveys of 50,000 U.S. consumers known as Comparative Cardholder Dynamics. MasterCard Advisors charges our customers and other clients fees for its professional services or may offer these services as an incentive under business agreements with certain customers.

MasterCard Programs

MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers, the cardholders. Our principal payment programs, which are facilitated through our brands, include consumer credit and debit programs, commercial payment solutions, prepaid programs, contactless payment solutions and emerging technologies. Our issuer customers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and marketing strategy—in order to ensure consistency in connection with these programs.

Consumer Programs—Credit and Charge

Overview.    MasterCard offers a number of consumer credit and charge (“pay later”) programs that are designed to meet the needs of our customers. For the year ended December 31, 2008, our consumer credit and charge programs generated approximately $1.6 trillion in GDV globally, representing 62% of our total GDV for the year ended December 31, 2008. As of December 31, 2008, the MasterCard brand mark appeared on approximately 726 million consumer credit and charge cards worldwide, representing 3.6% growth from December 31, 2007.

United States.    We offer customized programs to customers to address specific consumer segments. Our consumer credit programs include Standard, Gold, Platinum, World and World Elite MasterCard® cards. Standard MasterCard cards are general purpose credit cards targeted to consumers with basic needs for a credit card. Gold MasterCard® cards are targeted to consumers typically requiring a higher line of credit or spending limit and one or more card enhancement services associated with a card. Platinum MasterCard® cards provide still higher credit lines or spending limits and also provide a full range of card enhancement services, such as loyalty reward programs. World MasterCard® cards are offered to affluent consumers and are required to have no preset spending limit and the option to revolve a designated portion of the charges made. In 2008, MasterCard continued to focus on the World Elite MasterCard card, a card platform for high-income, high net worth consumers that offers a mix of travel benefits, rewards and global acceptance, including personalized travel agency benefits.

International.    In addition to programs offered in the United States, MasterCard makes available to customers outside of the United States a variety of consumer card programs in selected markets throughout the world. For example, MasterCard Electronic cards offer additional control and risk management features by requiring 100% issuer authorization. The MasterCard Electronic program is designed to curb fraud and control exposure in high risk markets. The MasterCard Unembossed program encourages merchants to submit transactions electronically for authorization while providing cardholders with a global acceptance network. MasterCard offers to customers cards targeted to affluent consumers outside of the United States, such as the MasterCard Black™ card in Latin America, World and World Signia MasterCard® in Europe and World and Titanium MasterCard™ in Asia/Pacific, Middle East and Africa. MasterCard has created innovative, alternate card forms to help our customers differentiate their programs.

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

MasterCard-branded Debit Card Programs.    We offer MasterCard-branded debit card programs to customers in the United States and other countries. Also, as described above, in April 2008 we introduced IPS, a MasterCard-engineered debit processing platform. Through a single connection, the IPS platform is designed to provide customers with an integrated suite of branded debit network and card issuer processing services in support of PIN-based and signature debit payments, prepaid payment cards and ATM driving as well as real-time card management and back-office processing services. We continue to explore opportunities to further enhance our debit processing capabilities.

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

Maestro.    Maestro is our global online debit program. Based on information from our customers, we estimate that, at December 31, 2008, the Maestro brand mark appeared on approximately 652 million cards worldwide, representing 0.3% growth from December 31, 2007. Based on the same information, we also estimate that Maestro was accepted for purchases at more than 10 million merchant locations globally as of December 31, 2008. Our Maestro brand has a leading position among online debit brands in many markets throughout the world, particularly in Europe. The strong presence of Maestro in Europe positions us well as the Single European Payment Area (“SEPA”) initiative creates a more integrated payment market in Europe. The global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers. Maestro cards are issued, and transactions on those cards are processed, pursuant to a set of rules and procedures that are separate from the rules applicable to transactions on MasterCard credit and offline debit cards.

MasterCard Global ATM Network.    Any debit, credit or ATM accessible prepaid card bearing the MasterCard, Maestro or Cirrus logos had access to cash and account information at approximately 1.5 million participating ATMs around the world as of December 31, 2008, making the MasterCard Global ATM Network one of the largest ATM networks in the world. The MasterCard Global ATM Network provides domestic (in-country) and international (global cross-border) access to cards allowing for varied types of transactions including cash withdrawal (deposit accounts), cash advance (credit accounts), cash drawdown (prepaid accounts), balance inquiries, account transfers and deposits at ATMs in the network. The MasterCard ATM locator can be utilized to find any MasterCard Global ATM Network location globally through multiple channels including on-line at MasterCard.com, mobile phones, as well as automated call centers. In the United States, the MasterCard ATM Alliance network service provides surcharge-free services to cardholders of participating issuers.

Commercial Payment Solutions

MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2008, our commercial credit and charge programs generated approximately $230 billion in GDV globally, representing approximately 9% of our total GDV for this period. GDV from commercial credit and charge programs grew globally by 13.7% on a U.S. dollar basis, and 13.2% on a local currency basis, for the year ended December 31, 2008, compared to the same period in 2007.

We offer various corporate payment products, including corporate cards, corporate premium cards, corporate purchasing cards and fleet cards that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. The MasterCard Corporate Multi Card® is an integrated card program that combines the functionality of one or more of our MasterCard corporate programs—travel, purchasing and fleet—into a single card or account, thereby reducing the costs of managing multiple card programs. Our Multinational Corporate Program allows issuers to manage and consolidate these corporate card programs for multinational organizations that require commercial cards in more than one country. We also offer public sector entities a variety of payment programs that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard®, the Debit MasterCard BusinessCardTM, the World MasterCard for BusinessTM and the World Elite for BusinessTM are targeted at the small-business segment, offering business owners the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses.

MasterCard also has developed programs that offer benefits to organizations ranging from small businesses to large corporations by integrating payment transaction data into financial systems. Such programs, which aim to facilitate paperless end-to-end corporate purchasing for businesses, include the MasterCard Payment Gateway® (processing payments between buyers, sellers and financial institutions), MasterCard ExpenSys® (expense reporting) and MasterCard Smart Data (management reporting), as well as tools to facilitate integration into enterprise planning systems (ERPs).

Prepaid Programs

Prepaid (“pay before”) programs involve a balance that is funded with monetary value prior to use. Holders access funds via a traditional magnetic stripe or chip-enabled payment card. MasterCard customers may implement prepaid payment programs using any of the MasterCard family of brands (MasterCard, MasterCard Electronic, Maestro or Cirrus). MasterCard provides processing services, including authorization, clearing and settlement, in support of either magnetic stripe or chip-enabled prepaid card programs. Prepaid card programs can be customized to meet the needs of unique commercial and consumer segments and can be issued in connection with various programs such as gift, employee benefit, general purpose, payroll, travel, incentive and government disbursement programs.

While MasterCard has capabilities in all prepaid segments, MasterCard’s strategy focuses on three key segments with respect to prepaid—public sector, corporate and consumer reloadable. MasterCard has successfully leveraged its global public sector prepaid platform to introduce government benefits programs around the world. In particular, in 2008, we partnered with government agencies to introduce the largest public sector benefits prepaid program awarded in the United States and Europe. MasterCard continues to work with corporate clients on a global basis to realize cost savings and efficiencies from prepaid solutions. In 2008, we had continued success with our consumer reloadable programs around the world, which provide access to millions of underserved individuals who are not traditional users of credit or debit cards. Also in 2008, we expanded our U.S. reload network (referred to as rePower®). As a result of this expansion, consumers using MasterCard and Maestro prepaid cards enrolled in the network can reload these cards at the point of sale at nearly 50,000 locations. Moreover, in 2008, as discussed above, MasterCard introduced IPS, which is designed to provide customers with, among other things, a suite of branded debit network and issuer services in support of various cards, including prepaid cards. In particular, in 2008 MasterCard announced its first customer to take advantage of the global prepaid transaction processing capability of IPS to include foreign currency and chip-enabled technology.

Contactless Payment Solutions

MasterCard PayPass is a “contactless” payment solution that enables consumers simply to tap or wave their payment card or other payment device, such as a phone, key fob or wristband, on a specially equipped terminal. PayPass utilizes radio frequency technology to securely transmit payment details wirelessly to the payment card terminals for processing through our network. Our PayPass program targets purchases of $25 and under and is designed to help our customers further expand their businesses by capturing a portion of transactions that were previously cash-based, resulting in increased card activity. PayPass also reduces transaction times, which appeals to merchants in fast through-put businesses and allows us to expand the number of locations that accept our cards. PayPass programs expanded in 2008 to include customers and merchants in 28 countries as of December 31, 2008, an increase from 22 countries as of December 31, 2007. As of December 31, 2008, more than 50 million PayPass cards and devices were issued globally with acceptance at more than 141,000 merchant locations worldwide.

Emerging Technologies

MasterCard contributes to innovation in the payments industry through numerous initiatives, including developments in the areas of electronic commerce, smart cards, mobile commerce, person-to-person payments, corporate electronic payments, transit and emerging technologies. MasterCard encourages new initiatives in the area of electronic commerce by researching and developing a range of technologies designed to offer business opportunities to MasterCard and our customers. MasterCard manages smart card development by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to provide value-added services to the cardholder. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including a smart cards standards organization with other participants in the industry that maintains standards and specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard also encourages new initiatives in the area of mobile commerce and wireless payment development such as contactless payment solutions, mobile payment and payment-related information services and person-to-person transfers by working with customers and leading technology companies. In the area of corporate payments between buyers and suppliers, MasterCard offers a payment processing platform supporting card and electronic funds transfer payments. We have also developed an innovative transit platform solution that leverages the contactless functionality in cards and other devices to enable MasterCard acceptance in low value, high volume merchant environments. Finally, MasterCard is working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point-of-interaction devices.

In addition, in December 2008, MasterCard acquired Orbiscom Ltd., a leading payments solutions software provider for financial institutions. The acquisition builds on the existing partnership between MasterCard and Orbiscom that created MasterCard inControl, an innovative platform featuring an array of advanced authorization, transaction routing and alert controls designed to assist financial institutions in creating new and enhanced payment offerings.

Marketing

We manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs and sponsorship initiatives. In 2006, we adopted a new corporate brand, MasterCard Worldwide, to reflect our three-tiered business model as franchisor, processor and advisor and a new corporate vision statement, The Heart of Commerce™, to represent our strategic vision of advancing commerce globally. Our marketing activities combine advertising, sponsorships, promotions, customer marketing, interactive media and public relations as part of an integrated program designed to increase consumer awareness of MasterCard and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our initiatives are designed to build the value of the MasterCard brand.

Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign has run in 51 languages in 110 countries. The “Priceless” campaign promotes MasterCard acceptance and usage benefits that permit cardholders to pay for what they need, when they need it. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. In order to promote usage of our cards, we conduct frequent promotions on a regional and national basis, often in conjunction with merchants or our customers. To engage consumers directly and advance our presence in new digital media, we launched Priceless.com in the United States in 2006, and we continue to roll out the website in key markets. Priceless.com is one of MasterCard’s websites which allow consumers to engage directly in brand programs, promotions and merchant offers, and provides relevant information on MasterCard cards and services.

We also seek to drive business for our customers by sponsoring a variety of sporting and entertainment properties. In particular, MasterCard has a significant presence in sports, which we believe has broad appeal among consumers. We have worldwide partnerships with well-regarded golf events such as the Senior British Open, the Arnold Palmer Invitational and both the PGA TOUR and European Tour, which are intended to help create business building opportunities among a more affluent demographic. We have a long-standing relationship with international soccer and have continued this relationship by sponsoring leading events, including the Union of European Football Associations (“UEFA”) European Championship and the UEFA Champions League in Europe, as well as the South American Qualifiers. MasterCard is also the exclusive payments sponsor to Major League Baseball and the majority of its professional teams. We also sponsor a number of individual National Football League teams. In professional tennis, MasterCard made its debut in 2008 as a sponsor of the Australian Open, one of the four Grand Slam tournaments, and continued this sponsorship in 2009. One of our most recent sponsorship alliances is in the sport of rugby, in which MasterCard in 2008 became a worldwide partner of the International Rugby Board (IRB) World Cup 2011.

We seek to sponsor diverse events aimed at multiple target audiences, including a sponsorship platform in fashion, originally launched in our Asia Pacific region, with the intention of raising our brand awareness with affluent consumers. We also target a broad audience by providing access to music artists and live performances through well-known entertainment properties such as Jazz at Lincoln Center in New York, Soundstage and the Brit Awards. In 2008, MasterCard also added the GRAMMY awards to its roster of entertainment sponsorships.

Acceptance Initiatives

We estimate that, as of December 31, 2008, cards carrying the MasterCard brand were accepted at more than 28.5 million acceptance locations, including 1.5 million ATMs, as well as other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent market analysts in Canada and the United States. Cards bearing the Maestro brand mark are accepted at many of these same locations.

Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. Large merchants are supporting many of the legal, legislative and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk Factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Item 1A of this Report. We may be required to increase the amount and scope of incentives that we provide to merchants to encourage the acceptance and usage of our cards, which may adversely affect our business. Nevertheless, we believe many opportunities exist to enhance our relationships with merchants and to continue to expand acceptance of our cards. In 2004, we made available directly to merchants our rules that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. In 2006, we published the interchange rates applicable to merchants in the United States and in 2007, we introduced a cap on interchange fees on fuel purchases at petroleum retailers. In 2008, we published our entire set of operating rules on our website. As an additional example, we have an advisory group which brings together merchants, acquirers, issuers and processors twice a year to examine payments innovation at the point of interaction, and to seek to enhance the experience for merchants and consumers at the point of sale or in an online shopping environment for a retail sales transaction. Furthermore, we also hold meetings with merchant advisory groups that have been established in key global markets including the United States, Canada, South Africa and Australia, and we continue to strengthen our acquirer and merchant sales teams around the world.

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

Rulemaking and Enforcement

Membership in MasterCard International and its affiliates is generally open to banks and other regulated and supervised financial institutions. Applicants for membership must generally meet specified membership eligibility requirements.

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses provide members with certain rights, including access to the network and usage of our brands. Anti-money laundering due diligence reviews and customer risk management reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program, and MasterCard can block authorization of transactions and ultimately terminate membership for non-compliance with the program. As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations (the “Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement and member failures. To help ensure that members conform to the Standards, we review card programs proposed by members.

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,400 principal members of MasterCard, Maestro and Cirrus, and approximately 3,200 affiliate debit licensees. Our estimated gross settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $24 billion as of December 31, 2008. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 21,300).

To minimize the contingent risk to MasterCard of a failure, we monitor the financial health, economic and political operating environments of, and compliance with our rules and standards by, our principal members, affiliate debit licensees and other entities to which we grant licenses. If the financial condition of a member or the state of the economy in which it operates indicates that it may not be able to satisfy its obligations to us or other MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of standby letters of credit and bank guarantees. As of December 31, 2008, we had members who had posted approximately $2 billion in collateral held for settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. However, to date MasterCard has never terminated a member due to the member’s risk profile. In addition to these measures, we have also established a $2.5 billion committed credit facility, for liquidity protection in the event of member settlement failure. See “Risk Factors—Business Risks—As a guarantor of certain obligations of principal member and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations” in Item 1A of this Report. See also “Risk Factors—Business Risks—Unprecedented global economic events in financial markets around the world have directly and adversely affected many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business” in Item 1A of this Report.

Payment System Integrity

The integrity of our payment system is affected by fraudulent activity and other illegal uses of our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of third party systems that inappropriately store cardholder account data. See “Risk Factors—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Item 1A of this Report. Fraud is also more likely to occur in transactions where the card is not present, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is unavailable.

We monitor areas of risk exposure and enforce our rules and standards to combat fraudulent activity. We also operate several compliance programs to ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audits (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our Site Data Protection Program, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises using the Payment Card Industry (PCI) data security standards). Our customers are also required to report instances of fraud to us in a timely manner so we can monitor trends and initiate action where appropriate.

Our customers are responsible for fraud losses associated with the cards they issue or for their merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of cards carrying our brands. We provide education programs and various risk management tools to help detect fraud, including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and Site Data Protection. In addition, we offer several fraud detection and prevention programs, including our Expert Monitoring System. Generally, we charge our customers fees for these antifraud programs and services.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business. For a description of material risks, see “Risk Factors” in Item 1A of this Report. Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability.

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

Competition

MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based payment systems, including credit, charge, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express, Discover and JCB, among others. Within the global general purpose card industry, Visa has significantly greater volume than we do.

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

In the debit card sector, we also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Interlink™, Plus and Visa Electron (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by Metavante Corporation), and Pulse™ (owned by Discover), in the United States, Interac in Canada and EFTPOS in Australia. In addition, in many countries outside the United States, local debit brands serve as the main brands while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume. In addition, our financial institution customers could also start their own networks and payment card brands to compete with us.

Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory and legislative scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our prospects for future growth and our overall business, and thus on our revenue” in Item 1A of this Report. Because they do not utilize formal interchange fees, operators of end-to-end payment networks to date have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face and, accordingly, may enjoy a competitive advantage over four-party payments systems.

Among other companies in our industry, Visa and Discover have changed their ownership structures, which could result in their becoming stronger and more efficient companies within the global payments industry. In October 2007, Visa completed its plan to restructure its organization through the creation of a new stock corporation, Visa Inc., owned by its current member financial institutions. As part of the reorganization, Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by various European member financial institutions. Visa Inc. completed its initial public offering in 2008. In July 2007, Discover began trading on the New York Stock Exchange as a publicly-traded company following its spin-off from Morgan Stanley. As publicly-owned companies, Visa Inc. and Discover, among other changes, may have enhanced access to the capital markets and may operate their respective businesses more transparently and with a greater focus on profitability, although they are subject to more public scrutiny and requirements to provide additional disclosures. For example, Discover recently purchased Diners Club with a view toward expanding its acceptance internationally.

Also, in 2008, American Express and Discover received approval to become bank holding companies. While bank holding companies are subject to numerous regulatory requirements, they also are eligible to request an investment from the U.S. government under the Treasury Department’s Troubled Asset Relief Program (“TARP”) and may be eligible for similar government programs in the future. American Express announced in December 2008 that it had requested and was approved to receive a $3.39 billion investment from the U.S. government under the TARP, and Discover announced in January 2009 that it had requested and was preliminarily approved to receive a $1.2 billion investment under the TARP. MasterCard is not a bank holding company and is not eligible to receive such an investment. A TARP or similar investment could strengthen these MasterCard competitors.

In addition, ongoing litigation has and may continue to affect our ability to compete in the global payments industry. For example, under the settlement agreement in the U.S. merchant lawsuit, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our former U.S. Competitive Programs Policy (“CPP”), our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. In recent years, these competitors have started working with issuing and acquiring financial institutions, and therefore replicating certain aspects of end-to-end payment networks. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Money now issue or have announced that they will issue American Express cards. See “Risk Factors—Business Risks—Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry” in Item 1A in this Report. Finally, suits against us have been filed in several state and federal courts because of our currency conversion practices. Although we have settled these matters, if the settlements do not receive final approval, the outcome of these lawsuits could potentially have a material adverse effect on our business. We cannot predict what the final outcome will be of our various litigations and other regulatory proceedings. For a description of these and other matters, see Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

We compete intensely with other card networks, principally Visa, for the loyalty of our customers. In most countries, including the United States, financial institutions typically issue both MasterCard- and Visa-branded payment cards. As a result of this structure, known as “duality,” we compete with Visa for business on the basis of individual card portfolios or programs. Issuance of MasterCard and Visa debit cards, on the other hand, is generally non-dual in the United States. This is due to Visa’s historical debit exclusivity rule, meaning that under the historical rule, card issuers could issue either MasterCard or Visa debit cards, but not both. As a result of the litigation with the U.S. Department of Justice, Visa’s debit exclusivity rule is no longer enforceable, and related litigation has been settled. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in item 8 of this Report.

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

During the last several years, the banking industry has undergone rapid consolidation, and, based on current economic conditions and weakening of customers’ financial health, we have seen this trend accelerate in 2008. We expect this trend to continue in the future. Consolidation represents a competitive threat for MasterCard because our business and pricing strategy is intended to enable MasterCard to achieve targeted financial performance by providing incentives to customers for incremental business. Furthermore, it contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. Recent consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in a substantial loss of business for MasterCard. The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report.

We face competition with respect to particular segments of the payment card industry. In the United States, for example, some of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do. In addition, our business and revenues could be impacted adversely by the tendency among U.S. consumers and merchants to migrate from offline, signature-based debit transactions to online, PIN-based debit transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks rather than by us. See “Risk Factors—Business Risks—If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Item 1A of this Report.

We also face competition from transaction processors throughout the world, such as First Data Corporation and Total System Services, Inc., some of which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors could potentially displace MasterCard as the provider of these payment processing services.

We also compete against relatively new entrants, such as PayPal (a business segment of eBay), which have developed alternative payment systems and payments in electronic commerce and across mobile devices. Among other services, these competitors provide Internet payment services that can be used to buy and sell goods online, and services that support payments to and from deposit accounts or proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet and potential wireless communication networks to support their services, and may enjoy lower costs than we do. In mobile commerce, we also face competition from established network operators. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill or prepaid mobile account.

We believe that the principal factors affecting our competitive position in the global payments industry are:

•	pricing;

•	customer relationships;

•	the impact of existing and future litigation, legislation and government regulation;

•	the impact of globalization and consolidation of financial institutions and merchants;

•	the acceptance base, reputation and brand recognition of payment cards;

•	the quality, security and integrity of transaction processing;

•	the relative value of services and products offered;

•	regulation and local laws;

•	the success and scope of marketing and promotional campaigns;

•	the impact of consolidation in the banking industry;

•	new market entrants; and

•	the ability to develop and implement competitive new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. Regulation of the payments industry has increased significantly in the last several years. In particular, interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions, including the European Union. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

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

In addition, aspects of our operations or business are subject to privacy regulation in the United States, the European Union and elsewhere, as well as regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities, and the sensitivity of any customer information at issue. Our customers in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

In the United States, during the past several years, a number of bills have been considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. While no legislation was passed in 2008, Congress is likely to continue to consider these issues, which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council passed the European Directive 95/46/EC (the “Directive”) on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data.

MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352 of the USA PATRIOT Act, which applies to certain types of financial institutions, including operators of credit card systems. Section 352 of the USA PATRIOT Act requires MasterCard to maintain a comprehensive anti-money laundering program and imposes similar requirements on some of our customers. Our anti-money laundering program must be reasonably designed to prevent our system from being used to facilitate money laundering and the financing of terrorist activities. The program must, at a minimum, include the designation of a compliance officer, provide for the training of appropriate personnel regarding anti-money laundering responsibilities, as well as incorporate policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

We are also subject to regulations imposed by OFAC. OFAC regulations impose restrictions on financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included in the OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Also Cuba, Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List, however, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to our customer financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies have issued a number of regulations implementing the Fair and Accurate Credit Transactions Act, and at least one other regulation under this law is expected to be issued in 2009. Once fully implemented, these regulations could have a material impact on our customers’ businesses by increasing costs of issuance and/or decreasing the ability of card issuers to set the price of credit. The Board of Governors of the Federal Reserve System (the “Federal Reserve”), along with two other federal banking agencies, have also recently issued a regulation pertaining to unfair or deceptive acts or practices pertaining to credit card practices (the “UDAP Rule”). The UDAP Rule will make it more difficult for credit card issuers to price credit acts for future credit risk which will have an effect on the pricing models of most credit card issuers. The UDAP Rule could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting MasterCard transaction volume and revenues. The Federal Reserve has also issued a comprehensive revision to Regulation Z, which implements the Truth in Lending Act. This regulation will have a significant impact on the disclosures made by our customers and could affect their account terms and business practices.

In addition to the UDAP Rule and the revision to Regulation Z, regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues. There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to scrutiny of interchange fees (described below), the Senate Permanent Subcommittee on Investigations and other Senate and House Committees and Subcommittees are likely to continue their consideration of a variety of our customers’ practices, including the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit or overdraft fees are determined, imposed, and disclosed. The U.S. Congress may also continue to examine possible changes to the Bankruptcy Code. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented. Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenues.

In the U.S. Congress, there has been increasing scrutiny of interchange fees. In 2008, legislation concerning interchange, entitled the “Credit Card Fair Fee Act of 2008”, was introduced in the U.S. House of Representatives. The House Judiciary Committee favorably reported this legislation, although on a divided vote, to the full House of Representatives for further consideration. The House did not consider the legislation prior to adjourning. The version of the legislation ultimately reported by the House Judiciary Committee seeks to regulate interchange by allowing merchants to collectively seek to lower their interchange costs by exempting such action from the U.S. antitrust laws. The Credit Card Fair Fee Act also requires the U.S. Department of Justice to observe collective merchant negotiations with MasterCard and its customer financial institutions (and separately with Visa and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation to the Credit Card Fair Fee Act was introduced in the U.S. Senate, but there were no hearings on, or further movement of, such legislation. Additional interchange legislation also was introduced in the House, but there were no further developments with respect to such legislation. We expect that the Credit Card Fair Fee Act, and other legislation pertaining to interchange, will be introduced in Congress in 2009. It is not clear whether Congress will act on such legislation, and what form any such legislation may ultimately take.

In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is being implemented through a federal rulemaking process that was completed in December 2008. These federal rules will require us and our customers to implement compliance programs that could increase our costs and/or decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenue and revenue growth.

Outside of the United States, regulators in several other countries have become increasingly interested in payment industry issues, some of which have launched official proceedings into payment industry issues. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Item 7 of this Report for a discussion of the impact of seasonality on our business.

Financial Information About Geographic Areas

See Note 23 (Segment Reporting) to the consolidated financial statements included in this Report for certain geographic financial information.

Employees

As of December 31, 2008, we employed approximately 5,500 persons, of which approximately 1,850 were employed outside of the United States. We consider our relationship with employees to be good.

Website and SEC Reports

The Company’s internet address is www.mastercard.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, for review on our website as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information contained on our website is not incorporated by reference into this Report.

Item 1A.    Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, and thus on our revenue.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant bank (the acquirer) to the cardholder bank (the issuer) in connection with transactions initiated with our payment system’s cards. Interchange fees, including our default interchange fees, are subject to increasingly intense litigation and regulatory scrutiny worldwide as card-based forms of payment have become relatively more important to local economies. Merchants in the U.S. and New Zealand, and regulators in a number of countries are seeking to reduce these fees through litigation or regulatory action. For example:

•

In the European Union, the European Commission announced a decision in December 2007 with respect to our cross-border interchange fees for credit and debit cards under European Union competition rules. The decision required MasterCard to cease applying its default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (the “EEA”), to refrain from repeating the infringement, and not to apply its then recently adopted

(but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard presently estimates to be approximately $500,000 U.S. per day) in the event that MasterCard fails to comply. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the EU Court of First Instance. On June 12, 2008 MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. Discussions are continuing between MasterCard and the European Commission concerning what interchange fee setting methodology MasterCard might employ and what level of interchange fees it might establish in compliance with the decision.

Although MasterCard believes that any business practices it would implement in response to the decision would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard has implemented as of October 2008. MasterCard submitted its response in November 2008. MasterCard understands that the European Commission is contemplating commencing a formal proceeding concerning the pricing changes on the basis that they contravene the decision. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report for more details regarding the European Commission’s decision.

•

In the United Kingdom, the Office of Fair Trading (OFT) issued a decision in September 2005 concluding that MasterCard’s U.K. credit card interchange fees contravene U.K. and European Union competition laws. This decision was set aside by the U.K. Competition Appeals Tribunal in June 2006. However, shortly thereafter, the OFT commenced a new investigation of our current U.K. credit card interchange fees and announced on February 9, 2007 that the investigation also covers so-called “immediate debit” cards. If the OFT determines that any of our U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. This new investigation will examine whether the new methodology for setting U.K. interchange fees adopted by MasterCard in November 2004—in connection with which MasterCard withdrew the authority of the U.K. members to set domestic interchange fees and conferred such authority exclusively on our President and Chief Executive Officer or his designee—contravenes applicable law. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. A negative decision could have a significant adverse impact on the revenues of MasterCard’s U.K. members and on our competitive position and overall business in the United Kingdom.

•

In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of our (and Visa’s) domestic credit and debit card interchange fees. In January 2007, the PCA issued a decision that our (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on our (and Visa’s) licensed financial institutions. The PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision. In November 2008, the appeals court reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the appeals court’s decision because it has significant interest in the outcome of the case. The PCA has appealed other parts of the decision. If on appeal, the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish members and on our overall business in Poland.

•

In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of our domestic interchange fees. In November 2006, the NZCC filed a lawsuit alleging that our (and Visa’s) domestic interchange fees do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages and injunctive relief. A negative decision in these lawsuits could subject MasterCard to fines and/or damages and could have a significant adverse impact on the revenues of our New Zealand members and on our overall business in New Zealand.

•

In Australia, the Reserve Bank of Australia (“RBA”) enacted in 2002 regulations controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours, that do not regulate the merchant discount charged by proprietary end-to-end networks (such as those offered by American Express or Diners Club), which have already benefited from these regulations. In 2007, the RBA commenced a review of such regulations and, on September 26, 2008, the RBA released its final conclusions. These indicate that the RBA is willing to withdraw its regulations if MasterCard and Visa make certain undertakings regarding the future levels of their respective credit card interchange fees and other practices, including their “honor all cards” rules. If the undertakings are not made, the RBA is considering imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa credit card systems in Australia. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems, which could have a significant adverse impact on MasterCard’s business in Australia.

•

On December 12, 2008, a Banking Enquiry, a special body created by the South Africa Competition Commission (“SACC”) to examine the payments industry in South Africa, including interchange fees, published a report of its findings. The Enquiry recommended, among other things, that an independent forum under regulatory control be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. The Enquiry’s report is non-binding but is under active consideration by South African regulators. If adopted, the Enquiry’s recommendations could have a significant adverse impact on MasterCard’s business in South Africa.

In October 2008, the South African National Assembly (the “NA”) adopted amendments to that country’s competition laws concerning so-called “complex monopolies” and criminalizing violations of those laws (the “Bill”). On January 29, 2009, the President of South Africa referred the Bill back to the National Assembly for further consideration and, recently, indicated that he may submit the Bill to that country’s Constitutional Court for examination if the NA fails to act on his request. If the Bill is ultimately determined to be constitutional and becomes law, it could have a significant adverse impact on MasterCard’s business in South Africa.

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

Interchange fees and/or related practices (such as the “honor all cards” rule) are also being reviewed in a number of other jurisdictions, including Brazil, Colombia, Czech Republic, Mexico, Venezuela, Estonia, Israel, Italy, Norway, Portugal, Switzerland and Turkey. We believe that regulators are increasingly adopting a coordinated approach to interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions. In the United States, interchange fees have also been the topic of increased congressional and regulatory interest. In 2008, legislation concerning interchange, entitled the “Credit Card Fair Fee Act of 2008”, was introduced in the U.S. House of Representatives. The House Judiciary Committee favorably reported this legislation, although on a divided vote, to the full House of Representatives for further consideration. The House did not consider the legislation prior to adjourning. The version of the legislation ultimately reported by the House Judiciary Committee seeks to regulate interchange by allowing merchants to collectively seek to lower their interchange costs by exempting such action from the U.S. antitrust laws. The Credit Card Fair Fee Act also requires the U.S. Department of Justice to observe collective merchant negotiations with the Company and its customer financial institutions (and separately with Visa and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation to the Credit Card Fair Fee Act was introduced in the U.S. Senate, but there were no hearings on, or further movement of, the legislation. Additional interchange legislation was also introduced in the House in 2008, but there were no further developments with respect to such legislation. We expect that the Credit Card Fair Fee Act, and other legislation pertaining to interchange, will be reintroduced in Congress in 2009. It is not clear whether Congress will act on such legislation, and what form any such legislation may ultimately take.

In addition, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately 50 class-action or individual suits alleging that our interchange fees violate federal antitrust laws. These suits allege, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages in an unspecified amount, attorneys’ fees and injunctive relief. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report for more details regarding the allegations contained in these complaints and the status of these proceedings. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face.

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

We generate significant revenue from processing cross-border currency transactions for members. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In particular, a trial judge in California found that our currency conversion practice is deceptive under California state law, and ordered us to mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to California cardholders. The decision was reversed on appeal on grounds that plaintiff lacked standing to pursue his claims. In addition, we have been served with similar complaints in several state courts seeking to, in effect, extend the judge’s decision to MasterCard cardholders outside of California. We have succeeded in having several of these cases dismissed or transferred to the U.S. District Court for the Southern District of New York and combined with putative federal class actions. The class actions allege that our currency conversion practices violate federal antitrust laws. On July 20, 2006, MasterCard and the other defendants in the federal class actions entered into agreements settling those cases and related matters, as well as the California state case. Pursuant to the settlement agreements, MasterCard has paid $72 million to be used for defendants’ settlement fund to settle the federal actions and $13 million to settle the California case. The settlement agreements are subject to final approval by the court and resolution of all appeals. If final approval of the settlement agreements is not granted and we are unsuccessful in defending against these lawsuits or the state currency conversion cases, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

Except with respect to currency conversion litigations and the California consumer state action discussed in Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report, we have not established reserves for any of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

As a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report. These limitations and any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

The payments industry is generally the subject of increasing global regulatory focus, which may impose costly new compliance burdens on us and our customers and lead to decreased transaction volumes through our systems.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, our customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. For example, in 2002 MasterCard became subject to the regulatory requirements of Section 352(a) of the USA PATRIOT Act, which has required our customers and us to create and implement comprehensive anti-money laundering programs. In India, the government appears poised to enact an anti-money laundering law that may impose requirements on payment systems, such as MasterCards’, and their customers. Moreover, the Indian Payments and Settlement Systems Act 2007 requires that payment system operators, such as MasterCard, obtain authorization by February 2009 from the Reserve Bank of India (“RBI”) to operate a payments system and grants broad oversight authority to the RBI. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used and the types of cardholders and merchants who can obtain or accept our cards.

We are also subject to regulations imposed by OFAC. OFAC regulations impose restrictions on financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included on the SDN List. Also Cuba, Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List. However, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to some of our financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

In addition, the Federal Trade Commission and the federal banking agencies have issued a number of regulations implementing the Fair and Accurate Credit Transactions Act, and at least one other regulation under this law is expected to be issued in 2009. Once fully implemented, these regulations could have a material impact on our customers’ businesses by increasing costs of issuance and/or decreasing the ability of card issuers to set the price of credit. The Board of Governors of the Federal Reserve System (the “Federal Reserve”), with two other federal banking agencies, have also recently issued a regulation pertaining to unfair or deceptive acts or practices pertaining to credit card practices (the “UDAP Rule”). The UDAP Rule will make it more difficult for credit card issuers to price credit cards for future credit risk and it will significantly affect the pricing models of most credit card issuers. The UDAP Rule could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting MasterCard transaction volume and revenues. The Federal Reserve has also issued a comprehensive revision to Regulation Z, which implements the Truth in Lending Act. This regulation will have a significant impact on the disclosures made by our customers and could affect their account terms and business practices.

In addition to the UDAP Rule and the revision to Regulation Z, regulators and the U.S. Congress have also increased their scrutiny of our customers’ pricing of credit and their underwriting standards. Any legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or price credit freely could result in reduced amounts of credit available to consumers, which could materially and adversely affect our transaction volume and revenues. There is also increasing scrutiny of a number of other credit card practices, from which many of our customers derive significant revenue, by Congress and governmental agencies. For example, in addition to scrutiny of interchange fees, the Senate Permanent Subcommittee on Investigations and other Senate and House Committees and Subcommittees are likely to continue their consideration of a variety of our customers’ practices, including the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit or overdraft fees are determined, imposed, and disclosed. The U.S. Congress may also continue to examine possible changes to the Bankruptcy Code. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on our customers’ businesses and our business if implemented.

Any such legislative or regulatory restrictions on our customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased costs for our customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of our transaction volume and revenues.

In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is being implemented through a federal rulemaking process that was completed in December 2008. These federal rules will require us and our customers to implement compliance programs that could increase our costs and/or decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security, and marketing that would impact our customers directly. These new requirements and developments may affect both us and our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

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

We and our customers are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and banking agency information safeguard requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguards rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In the United States, over the past several years a number of bills have been considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. While no legislation was passed in 2008, Congress is likely to continue to consider these issues which could result in legislation that would have an adverse impact on us and our customers. In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

In the European Union, the European Parliament and Council have passed the European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. This Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject.

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

Business Risks

Unprecedented global economic events in financial markets around the world have directly and adversely affected many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

During 2008, unprecedented events occurred in the financial markets around the world resulting in distress in the credit environment, equity market volatility and government intervention. In particular, the economies of the United States and the United Kingdom were significantly impacted by this economic turmoil, however it also impacted other economies around the world. Some existing customers have gone bankrupt or have been placed in receivership or administration or have a significant amount of their stock owned by the government. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted. As a result, our operating results have begun to be impacted, or could be negatively impacted, in several ways, including but not limited to the following:

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Constriction of consumer and business confidence may cause decreased spending.

•	Declining economies can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on international travel patterns, which may decline.

•

Uncertainty and volatility in our customers’ businesses makes our estimates of revenues, rebates and incentives more difficult. As such, certain prepayments under customer business agreements may not be realizable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives.

•	Customers may decrease spending for optional or enhanced services.

•

Government intervention and/or investments in our financial institution customers may lead to the nationalization of those banking institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.

•

Our customers may default on their settlement obligations. See Note 21 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Item 8 of this Report for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our financial institution customers. See “Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely impact our revenue and profitability” in this Item 1A of this Report.

Any of these developments could have a material adverse impact on prospects, growth, revenue, profitability and overall business.

We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability.

We generate revenue from the fees that we charge our customers for providing transaction processing and other payment-related services and from assessments on the dollar volume of activity on cards carrying our brands. In order to increase transaction volumes, enter new markets and expand our card base, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support to customers that issue and promote our cards. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we have experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our revenue and profitability. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.

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

Over the last several years, the banking industry has undergone rapid consolidation, and, based on current economic conditions, we have seen this trend accelerate in 2008. We expect this trend to continue in the future. Consolidation represents a competitive threat to us because our strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments. Recent consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in the substantial loss of business for MasterCard, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our business and prospects.

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

Our revenue could fluctuate and decrease significantly in the longer term if we lose one or more of our most significant customers, which could have a material adverse long-term impact on our business.

Most of our customer relationships are not exclusive and in certain circumstances may be terminated by our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Accordingly, our business agreements with customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of relationships with our competitors, or for other reasons, or might not meet their contractual obligations to us.

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2008, the net revenues from these customers represented an aggregate of approximately $1.5 billion, or 30%, of total revenue. No single customer generates 10% of total revenue. Loss of business from any of our large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. For instance, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report. In addition, some large merchants are supporting many of the legal and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our prospects for future growth and our overall business, and thus our revenue.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings. Merchants are also able to negotiate pricing discounts and other incentives from us and our customers as a condition to accepting our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based systems, including credit, charge, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. See “Business—Competition” in Item 1 of this Report. Some of our traditional competitors, as well as alternative payment service providers, have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have.

Among other companies in our industry, Visa and Discover have changed their ownership structures, which could result in them becoming stronger and more efficient companies within the global payments industry. In October 2007, Visa completed its plan to restructure its organization through the creation of a new stock corporation, Visa Inc., owned by its current member financial institutions. As part of the reorganization, Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by various European member financial institutions. Visa Inc. completed its initial public offering in March 2008. In July 2007, Discover began trading on the New York Stock Exchange as a publicly-traded company following its spin-off from Morgan Stanley. As publicly-owned companies, Visa and Discover, among other changes, may have enhanced access to the capital markets and may improve operating results, which could be used to enhance their competitive position. If we are unable to compete effectively with these companies, then use of our programs and products could decline, which would have an adverse impact on our revenues.

In the U.S., in 2008, American Express and Discover received approval to become bank holding companies. While bank holding companies are subject to numerous regulatory requirements, they also are eligible to request an investment from the U.S. government under the TARP and may be eligible for similar government programs in the future. American Express announced in December 2008 that it had requested and was approved to receive a $3.39 billion investment from the U.S. government under the TARP, and Discover announced in January 2009 that it had requested and was preliminarily approved to receive a $1.2 billion investment under the TARP. MasterCard is not a bank holding company and is not eligible to receive such an investment. A TARP or similar investment could strengthen such competitors of MasterCard.

Based on a final judgment in 2004 of our litigation with the U.S. Department of Justice concerning our former CPP, our customers are now permitted to issue general purpose credit or debit cards in the United States on any other general purpose card network (such as American Express or Discover). This may cause our customers to issue fewer cards with our brand and to enter into arrangements with our competitors to issue cards, thereby reducing the volume of transactions that we process and decreasing our revenues. A number of our large customers, including Bank of America, Citibank, HSBC, USAA and GE Money, now issue or have announced that they will issue American Express or Discover-branded cards. Accordingly, if our customers issue more competitor branded cards than MasterCard branded cards, it may have a material adverse affect on our business, revenue and profitability.

Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate end-to-end payments systems with direct connections to both merchants and consumers, without involving intermediaries. These competitors seek to derive competitive advantages from their business models. For example, operators of end to end payments systems tend to have greater control over consumer and merchant customer service than operators of four party payments systems such as ours, in which we must rely on our issuing and acquiring financial institution customers. In addition, these competitors have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as have operators of four party payments systems such as ours.

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

We also expect that there may be changes in the competitive landscape in the future, including:

•

Parties that process our transactions in certain countries may try to eliminate our position as an intermediary in the payment process. For example, merchants could process transactions directly with issuers, or processors could process transactions directly between issuers and acquirers. Large scale consolidation within processors could result in these processors developing bilateral agreements or in some cases processing the entire transaction on their own network, thereby dis-intermediating MasterCard.

•

Competitors, customers and other industry participants may develop products that compete with or replace value-added services we currently provide to support our transaction processing, such as dynamic currency conversion services, which could, if significant numbers of cardholders choose to use them, replace our own currency conversion processing services or could force us to change our pricing or practices for these services. If we process fewer transactions or are forced to change our pricing or practices for our currency conversion processing because of competing dynamic currency conversion services or otherwise, our revenues may be materially and adversely affected.

•

Participants in the payments industry may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.

Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

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

We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not establish the discount rate that merchants are charged for card acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

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

In addition, our competitors may process a greater percentage of domestic transactions in jurisdictions outside the United States than we do. As a result, our inability to control the end-to-end processing on cards carrying our brands in many markets may put us at a competitive disadvantage by limiting our ability to maintain transaction integrity or introduce value-added programs and services that are dependent upon us processing the underlying transactions.

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

We believe that in recent years industry-wide offline and online debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, transactions involving our brands account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions. We may also be impacted adversely by the tendency among U.S. consumers and merchants to migrate from offline, signature-based debit transactions to online, PIN-based transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other ATM/debit point-of-sale networks rather than by us. Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

Global political and other conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. In addition to the effects of general economic conditions, increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. Also, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal member or affiliate debit licensee of MasterCard International is unable to fulfill its settlement obligations to other customers, we may bear the loss even if we do not process the transaction. In addition, although we are not contractually obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, in order to maintain the integrity and acceptance of our brands. Our estimated gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $24 billion as of December 31, 2008. We have a revolving credit facility in the amount of $2.5 billion which could be used to provide liquidity in the event of one or more settlement failures by our customers. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Moreover, during 2008, many of our financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets and the economic turmoil that ensued around the world. These events present increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure as of December 31, 2008, see Note 21 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Item 8 of this Report.

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

We, our customers, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, damage the reputation of our brands and lead to claims against us. In 2007 and 2008, there were several high-profile account data compromise events involving merchant systems that process and store information related to credit and debit card transactions, which affected, and may potentially affect, millions of MasterCard, Visa, Discover and American Express cardholders. As a result, we may be subject to lawsuits in connection with data security breaches involving payment cards carrying our brands. If we are unsuccessful in defending lawsuits involving such data security breaches, we may be forced to pay damages, which could materially and adversely affect our profitability. In addition, any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which could have a material adverse impact on our transaction volumes, revenue and future growth prospects, or increase our costs by leading to additional regulatory burdens being imposed upon us.

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

During 2008, approximately 52.8% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We may evaluate or make strategic acquisitions of, or acquire interests in joint ventures or other entities related to, complementary businesses, products or technologies. While we from time to time evaluate potential acquisitions of businesses, products and technologies, anticipate continuing to make these evaluations, and have made certain recent acquisitions (including interests in joint ventures and other alliances), we have no present understandings, commitments or agreements with respect to any material acquisitions. If we do make such an acquisition, however, we may not be able to successfully finance the business following the acquisition as a result of costs of operations, including any litigation risk which may be inherited from the acquisition. Furthermore, we may not be able to successfully integrate any such acquired businesses, products or technologies. In particular, the integration of any acquisition (including efforts related to an acquisition of an interest in a joint venture or other entity) may divert management’s time and resources from our core business and disrupt our operations. Moreover, we may spend time and money on projects that do not increase our revenue. In addition, to the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders.

Changes in the regulatory environment may adversely affect our benefit plans.

We provide certain retirement benefits to our U.S. employees through the MasterCard Accumulation Plan (MAP), a qualified cash balance benefit plan. The Pension Protection Act of 2006 provides that, from January 29, 2005 and on, cash balance plans should not be deemed inherently age discriminatory. In addition, all five of the U.S. Circuits that have considered the question of whether cash balance plans are age discriminatory have held that cash balance plans do not violate the age discrimination provisions of ERISA. However, should any other U.S. Circuit resolve the issue differently, we may be required to amend the MAP and, like other U.S. companies with cash balance plans, may be exposed to claims from plan participants. These developments could have a material adverse impact on our results of operations.

Risks Related to our Class A Common Stock and Governance Structure

Future sales of our shares of Class A common stock could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. As of February 12, 2009, we had 98,514,196 outstanding shares of Class A common stock of which 13,496,933 shares were owned by the Foundation. Under the terms of the donation, the Foundation may sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. However, the Foundation has obtained permission from the Canadian tax authorities to defer its annual disbursement requirement for up to ten years and meet its total deferred disbursement obligations at the end of the ten-year period. Despite this permission to defer annual disbursements, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. In addition, the Foundation will be permitted to sell all of the remaining shares held by it starting twenty years and eleven months after the consummation of the IPO.

In addition, our amended and restated certificate of incorporation provides that holders of our Class B common stock would be eligible, through “conversion transactions” in amounts and at times to be designated by the Company, to convert their shares of Class B common stock into shares of our Class A common stock on a one-for-one basis for subsequent transfer or sale to an eligible holder, subject to annual aggregate and other limits. The Company completed two such voluntary conversion programs during 2007 and one such program during 2008 and has announced that it expects to provide such a program in 2009. After May 31, 2010, holders of our Class B common stock will have the option to convert all of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis for subsequent sale to the public, without aggregate amounts or similar limitations. All of the shares of Class A common stock issuable upon conversion of such shares will be freely tradable without restriction or registration under the Securities Act by persons other than our affiliates. These future sales, or the perception that such sales may occur, could depress the market price of our Class A common stock.

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations and have experienced increased volatility in connection with recent unpredictable economic events around the world. This market volatility, as well as the factors listed below, among others, could affect the market price of our common stock:

•

the continuation of unprecedented economic events around the world in financial markets as well as political conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of other companies; and

•	developments in our industry.

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

The Foundation owns 13,496,933 shares of Class A common stock, representing, as of February 12, 2009, approximately 14% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements starting on the fourth anniversary of the IPO. The directors of the Foundation are required to be independent of us and our members. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.

The holders of our Class M common stock have the right to elect up to three of our directors and to approve significant corporate transactions, and their interests in our business may be different from those of our other stockholders.

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

Certain aspects of our European operations are managed by the European Board which has been elected by the European holders of Class M common stock and which may reach different decisions than our Board of Directors.

Certain aspects of our European operations, including review of membership applications, establishment of intraregional operating rules and implementation of certain intraregional product and enhancement developments and affinity and co-branding rules are managed by or under the direction of our European Board. The European

Board is elected by holders of our Class M common stock who have their principal operations in Europe, and consists of representatives of our European members. Although our board of directors may, through a majority or a two-thirds vote depending on the circumstances, override decisions or temporarily assume any authority granted to the European Board, the European Board may reach different decisions than our board of directors would have reached on the same matter.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2008, MasterCard and its subsidiaries owned or leased 78 commercial properties. We own our corporate headquarters, a three-story, 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on August 31, 1999. On August 29, 2008, MasterCard exercised its option to extend the lease agreement for one additional ten-year term. For more information on Winghaven, see Note 15 (Consolidation of Variable Interest Entity) to the consolidated financial statements included in Item 8 of this Report. Our leased properties in the United States are located in 12 states, Puerto Rico and in the District of Columbia. We also lease and own properties in 47 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings

Refer to Notes 18 (Obligations Under Litigation Settlements) and 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock commenced trading on the New York Stock Exchange under the symbol “MA” on May 25, 2006. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2008 and 2007, as reported by the New York Stock Exchange. At February 12, 2009, the Company had 40 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers.

2008	High	Low
First Quarter	$230.35	$160.82
Second Quarter	320.30	219.85
Third Quarter	290.96	150.60
Fourth Quarter	184.30	113.05

2007	High	Low
First Quarter	$118.07	$95.30
Second Quarter	169.40	105.93
Third Quarter	174.60	120.00
Fourth Quarter	227.18	143.15

There is currently no established public trading market for our Class B common stock or Class M common stock. There were approximately 853 holders of record of our Class B common stock as of February 12, 2009. There were approximately 1,765 holders of record of our Class M common stock as of February 12, 2009

Dividend Declaration and Policy

During the years ended December 31, 2008 and 2007, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

2008	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

2007	Dividend per Share
First Quarter	$0.09
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

In addition, on February 10, 2009, we paid quarterly cash dividends of $0.15 per share on our Class A common stock and Class B common stock for the first quarter of the year ending December 31, 2009. Also, on February 3, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on

May 8, 2009 to holders of record on April 13, 2009 of our Class A common stock and Class B common stock for the second quarter of the year ending December 31, 2009.

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

Item 6.    Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Item 8 in this Report. The statement of operations data presented below for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and Notes thereto included in Item 8 in this Report.

	Year Ended December 31,
	2008	2007		2006	2005		2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues, net	$4,991,600	$4,067,599		$3,326,074	$2,937,628		$2,593,330
Total operating expenses	5,526,105	2,959,487		3,096,579	2,544,444		2,246,658
Operating income (loss)	(534,505)	1,108,112		229,495	393,184		346,672
Net income (loss)	(253,915)	1,085,886		50,190	266,719		238,060
Net income (loss) per share (basic)	(1.95)[2]	8.05	[2]	0.37	1.98	[1]	1.76	[1]
Net income (loss) per share (diluted)	(1.95)[2]	8.00	[2]	0.37	1.98	[1]	1.76	[1]

Balance Sheet Data:
Total assets	$6,475,849	$6,260,041		$5,082,470	$3,700,544		$3,264,670
Long-term debt	19,387	149,824		229,668	229,489		229,569
Obligations under litigation settlements, long-term	1,023,263	297,201		359,640	415,620		468,547
Total stockholders’ equity	1,927,355	3,027,307		2,364,359	1,169,148		974,952
Cash dividends declared per share	0.60	0.60		0.18	—		—

[1]

As more fully described in Note 14 (Stockholders’ Equity) to the consolidated financial statements included in Item 8 of this Report, in connection with the ownership and governance transactions in May 2006, we reclassified all of our 100,000 outstanding shares of existing Class A redeemable common stock so that our previous stockholders received 1.35 shares of our Class B common stock for each share of Class A redeemable common stock that they held prior to the reclassification and a single share of our Class M common stock. Accordingly, 2005 and 2004 shares and per share data were retroactively restated in the financial statements subsequent to the reclassification to reflect the reclassification as if it were effective at the start of the first period being presented in the financial statements.

[2]

As more fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Item 8 of this Report, these amounts will be revised in accordance with the adoption of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1 on January 1, 2009.

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

MasterCard has presented non-GAAP financial measures to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to aid in forecasting future periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. More specifically, with respect to the non-GAAP financial measures presented in this discussion:

•

Operating expenses—Litigation settlements have been excluded since MasterCard monitors litigation settlements separately from ongoing operations and evaluates ongoing operating performance without these settlements. See “—Operating Expenses” for a table which provides a reconciliation of operating expenses excluding litigation settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

•

Operating expenses—The non-cash charge associated with the donation of shares of Class A common stock to the MasterCard Foundation (the “Foundation”) have been excluded to provide a comparison of the ongoing operating expenses of the business and since MasterCard evaluates operations of the business without these expenses.

•

Effective income tax rate—The income tax impacts associated with litigation settlements and the stock donation to the MasterCard Foundation have been excluded to provide a comparison of the effective income tax rate associated with ongoing operations of the business. See “—Income Taxes” for a table which provides a reconciliation of the effective income tax rate excluding litigation settlements and the stock donation to the MasterCard Foundation to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

•

Gross assessments growth rate—The 2007 gross assessments growth rate is presented excluding a reclassification from assessments to currency conversion and cross-border revenues and Single European Payment Area (“SEPA”) pricing increases. The gross assessments growth rate excluding these items allows for a more meaningful comparison of assessment revenues between periods.

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of over 24,000 financial institutions and other entities that are our customers. We develop and market payment solutions, process payment transactions, and provide support services to our customers and, depending upon the service, to merchants and other clients. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card network. We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services (operations fees) and by assessing our customers based primarily on the dollar volume of activity on the cards that carry our brands (assessments). Cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

We recorded a net loss of $254 million, or $1.95 per diluted share, for the year ended December 31, 2008 versus net income of $1.1 billion, or $8.00 per diluted share, for the year ended December 31, 2007 and net income of $50 million, or $0.37 per diluted share, in 2006. As of December 31, 2008, our liquidity and capital positions remained strong, with $2.1 billion in cash, cash equivalents and current available-for-sale securities and $1.9 billion in stockholders’ equity as of December 31, 2008.

Net revenue growth of 22.7% in 2008 was primarily due to increased transactions and volumes. The foreign currency fluctuation of the euro and the Brazilian real against the dollar contributed 2.5 percentage points of the increase while pricing adjustments contributed approximately 6 percentage points to the net revenue growth. During the fourth quarter of 2008, we began to experience a slowdown in purchase volumes and transactions, primarily due to economic conditions around the world. See “—Business Environment Challenges” for additional information.

Our operating expenses increased 86.7% in 2008. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses increased 2.9% in 2008, of which 1.7 percentage points was due to foreign currency fluctuation of the euro and Brazilian real against the U.S. dollar. The increase in operating expenses in 2008 was primarily due to litigation settlements. See “—Litigation Settlements” and Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report for additional information related to our litigation settlements. The increase in operating expenses in 2008, excluding the impact of special items, was primarily due to increases in general and administrative expenses and foreign currency fluctuations, partially offset by decreases in advertising and marketing expenses. Our operating expenses as a percentage of total net revenues were 110.7% in 2008, versus 72.8% in 2007 and 93.1% in 2006. Excluding the impact of special items, our operating expenses as a percentage of total net revenues were 61.0% in 2008 versus 72.7% in 2007 and 80.5% in 2006.

Other income in 2008 included realized gains of approximately $86 million for the sale of the remaining shares of an available-for-sale security, Redecard S.A., and $75 million related to the termination of a customer business agreement. Other income in 2007 included realized gains of approximately $391 million for the partial sale of our holdings of equity securities of Redecard S.A. that were classified as an available-for-sale security, and $90 million from the organization that operates the World Cup soccer events in resolution of all outstanding disputes pertaining to our sponsorship of the 2010 and 2014 World Cup soccer events. See “—Other Income (Expense)”.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as card payment transactions, creates significant opportunities for the growth of our business. Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments, debit, prepaid and issuer processor and terminal driving services), enhancing our merchant relationships, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long-term, we believe that we can increase our volume of business with customers over time. See “—Business Environment Challenges” for discussion of environmental considerations related to our strategic objectives.

Financial Results*

	For the Years Ended December 31,						Percent Increase (Decrease)
	2008		2007		2006		2008	2007
	(In millions, except per share, percentages and GDV amounts)
Net operations fees	$3,759		$3,003		$2,430		25.2%	23.6%
Net assessments	1,233		1,064		896		15.9%	18.8%

Total revenue	4,992		4,068		3,326		22.7%	22.3%
General and administrative	1,914		1,758		1,505		8.8%	16.8%
Advertising and marketing	1,018		1,080		1,052		(5.8)%	2.7%
Litigation settlements	2,483		3		25		**	(86.4)%
Charitable contributions to the MasterCard Foundation	—		20		415		(100.0)%	(95.2)%
Depreciation and amortization	112		98		100		14.7%	(2.1)%

Total operating expenses	5,526		2,959		3,097		86.7%	(4.4)%
Operating income (loss)	(535)		1,108		229		(148.2)%	382.8%
Total other income	151		563		65		(73.1)%	771.0%

Income (loss) before income tax expense	(383)		1,671		294		(122.9)%	468.2%
Income tax expense (benefit)	(129)		586		244		(122.1)%	140.0%

Net income (loss)	$(254)		$1,086		$50		(123.4)%	2,063.6%

Net income (loss) per share (basic)	$(1.95)	[4]	$8.05	[4]	$0.37		(124.2)%	2,075.7%
Weighted average shares outstanding (basic)	130		135		135		(3.5)%	(0.4)%
Net income (loss) per share (diluted)	$(1.95)	[4]	$8.00	[4]	$0.37		(124.4)%	2,062.2%
Weighted average shares outstanding (diluted)	130		136		136		(4.1)%	(0.1)%
Effective income tax rate	33.7%		35.0%		82.9%[1]		**	**
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	2,533		2,272		1,919	[2]	11.5%	18.4%
Processed transactions[5]	20,966		18,752	[3]	16,141	[3]	11.8%	16.2%

*	Note that figures in the above table may not sum due to rounding.
**	Not meaningful, see “—Operating Expenses” and “—Litigation Settlements” for more information.

[1]

The 2006 effective tax rate includes the impact of a $395 million donation of shares of Class A common stock to the MasterCard Foundation, a charitable contribution which is not deductible for tax purposes. See “—Income Taxes” for more information.

[2]

In 2007, we updated GDV to exclude commercial funds transfers in China, which are generally transactions that facilitate the transfer of funds between bank branches but do not involve traditional cash withdrawals or balance transfers. Data for 2006 has been restated to be consistent with this approach.

[3]

In 2008, we updated our processed transactions numbers to apply reversals and include certain cash transactions. Prior period numbers have been restated to be consistent with this revised methodology. Revenue has not been impacted by these changes.

[4]

As more fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Item 8 of this Report, these amounts will be revised in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force 03-6-1 on January 1, 2009.

[5]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During 2008, 2007 and 2006, the U.S. dollar weakened against the euro and Brazilian real, which increased revenues and expenses. More recently, the U.S. dollar has begun to strengthen against the euro and Brazilian real and if this trend continues, revenues and expenses will decrease.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our assessment revenues. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our assessment revenues are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. In 2008 and 2007, GDV growth on a U.S. dollar converted basis was 11.5% and 18.4%, respectively, versus GDV growth on a local currency basis of 10.7% and 14.4%, respectively.

Business Environment Challenges

We process transactions from approximately 210 countries and territories and in more than 160 currencies. The competitive and evolving nature of the global payments industry provides challenges to and opportunities for the continued growth of our business. The United States is our largest geographic market based on revenues. Revenue generated in the United States was approximately 47.2%, 49.7% and 52.3% of total revenues in 2008, 2007 and 2006, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period. However, revenues generated from certain non-U.S. countries have grown faster than United States revenues due to differences in market maturity, economic health, price changes and foreign exchange fluctuations in those countries. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

During 2008, unprecedented events occurred in the financial markets around the world, resulting in distress in the credit environment, equity market volatility and government intervention. In particular, the economies of the United States and the United Kingdom were significantly impacted by this economic turmoil, however it also impacted other economies around the world. Some existing customers have gone bankrupt or have been placed in receivership or administration or have a significant amount of their stock owned by the government. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted. As a result, our operating results have begun to be impacted, or could be negatively impacted, in several ways, including but not limited to the following:

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Constriction of consumer and business confidence may cause decreased spending.

•	Declining economies can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on international travel patterns, which may decline.

•	Mergers of our customers may lower our pricing due to the tiered pricing structure of most customer agreements, which typically offer lower pricing as higher business volumes are achieved.

•	Consolidation of our customers can increase the bargaining power of our customers during new and renewal contract negotiations.

•

Uncertainty and volatility in our customers’ businesses makes our estimates of revenues, rebates and incentives more difficult. As such, certain prepayments under customer business agreements may not be realizable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives.

•	Decreased spending by our customers for optional or enhanced services.

•	Government intervention and/or investments in our customers may lead to the nationalization of those banking institutions or otherwise alter their strategic direction away from our products.

•

Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility. See “—Liquidity” for additional discussion of this committed, unsecured, revolving credit facility.

•

Our customers may default on their settlement obligations. See Note 21 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Item 8 of this Report for further discussion of our settlement exposure.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report for a discussion of global interchange proceedings.

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

Operations fees are transaction-based and are also volume-based and are charged for facilitating the processing and acceptance of payment transactions and information management among our customers. MasterCard’s system for transaction processing involves four participants in addition to us: issuers (the cardholders’ banks), acquirers (the merchants’ banks), merchants and cardholders. Operations fees are charged to issuers, acquirers or their delegated processors for transaction processing services, specific programs to promote MasterCard-branded card acceptance and additional services to assist our customers in managing their businesses. The significant components of operations fees are as follows:

•

Authorization occurs when a merchant requests approval for a cardholder’s transaction. We charge a fee for routing the authorization for approval to and from the issuer or, in certain circumstances, such as when the issuer’s systems are unavailable, for approval by us or others on behalf of the issuer in accordance with the issuer’s instructions. Our rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

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

•

Switch fees are charges for the use of the MasterCard Debit Switch (the “MDS”). The MDS transmits financial messages between acquirers and issuers and provides transaction and statistical reporting and performs settlement between customers and other debit transaction processing networks. These fees are primarily paid by issuers.

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

Assessment fees are primarily based on a customer’s GDV for a specific time period and the rates vary depending on the region and nature of the transactions that generate GDV. Assessments that are based on quarterly GDV are estimated utilizing aggregate transaction information and projected customer performance. From time to time, the Company may introduce assessments for specific purposes such as market development programs.

Our gross revenues from operations fees and assessments vary and are dependent on the nature of the transactions and GDV generated from those transactions. The combination of the following transaction characteristics for operations and/or assessment fees determines the pricing:

•	Domestic or cross-border

•	Credit, online debit (PIN-based), offline debit (signature-based)

•	Tiered pricing with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

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

In 2008 and 2007, gross revenues grew 19.8% and 20.4%, respectively. Revenue growth was the result of increased transactions and GDV, as well as price increases and currency fluctuation. Our overall revenue growth is being moderated by the demand from our customers for better pricing arrangements and greater rebates and incentives. Accordingly, we have entered into business agreements with certain customers and merchants to provide GDV and other performance-based support incentives. The rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. The continued consolidation of our customers and the growing influence of merchants have led to enhanced competition in the global payments industry and demand for better pricing arrangements. Our revenue growth was moderated by a $145 million, or 11.0%, and a $173 million, or 15.0%, increase in rebates and incentives to our customers and merchants in 2008 and 2007, respectively.

A significant portion of our revenue is concentrated among our five largest customers. In 2008, the net revenues from these customers were approximately $1.5 billion, or 30%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Item 1A of this Report.

Operations Fees

The significant components in operations fees are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2008	2007
	(In millions, except percentages)
Authorization, settlement and switch	$1,655	$1,382	$1,169	$273	$213	19.8%	18.2%
Currency conversion and cross border	1,148	868	622	280	246	32.3%	39.5%
Acceptance development fees	305	271	217	34	54	12.5%	24.9%
Warning bulletin fees	75	74	70	1	4	1.4%	5.7%
Connectivity	117	101	84	16	17	15.8%	20.2%
Consulting and research fees	92	88	76	4	12	4.5%	15.8%
Other operations fees	724	551	449	173	102	31.4%	22.7%

Gross operations fees	4,116	3,335	2,687	781	648	23.4%	24.1%
Rebates	(357)	(332)	(257)	(25)	(75)	7.5%	29.2%

Net operations fees	$3,759	$3,003	$2,430	$756	$573	25.2%	23.6%

•

Authorization, settlement and switch revenues increased due to the number of transactions processed through our systems increasing 11.8% and 16.2% in 2008 and 2007, respectively. In addition, $49 million, or 3.5 percentage points of the 2008 percentage increase and $3 million, or 0.3 percentage points of the 2007 percentage increase, were due to net foreign exchange gains relating to exchange rate volatility on settlement activities.

•

Currency conversion and cross-border revenues increased primarily due to increases in cross-border volumes of 16.6% and 20.9% in 2008 and 2007, respectively. In June 2008, we refined our methodology to calculate cross-border volume growth rates primarily by changing the definition of cross border volumes from volumes where the issuer country and acquirer country are different to volumes where the issuer country and merchant country are different. Prior period volume growth rates have been restated to be consistent with the revised methodology. In addition to the increase in cross-border volumes in 2008 and 2007, price increases have contributed to our revenue growth. Price increases on acquiring cross-border volumes implemented in January and October 2008 accounted for approximately 21 percentage points of the percentage increase in 2008. Also, a restructuring of our currency conversion pricing in 2006 accounted for approximately 5 percentage points of the percentage increase in 2007.

•

Acceptance development fees increased in 2008 and 2007 primarily due to increased volumes and the introduction of a new fee in April 2007. The new fee accounted for approximately 2 and 8 percentage points of the percentage increases in 2008 and 2007, respectively. In addition, 3 percentage points of the percentage increase in 2007 related to a merchant agreement executed in the fourth quarter of 2006 that increased transaction volumes and accordingly, acceptance development fees.

•	Warning bulletin fees are primarily based on customer requests for distribution of invalid account information.

•	Connectivity revenues increased in 2008 and 2007 primarily due to increased data volumes.

•

Consulting and research fees remained relatively consistent in 2008 versus 2007 and increased in 2007 versus 2006. The increases in both years are primarily due to new engagements with our customers. Our business agreements with certain customers include consulting services as an incentive. Consulting services provided to customers as a result of incentive agreements were 61.5%, 38.2% and 36.9% of consulting and research fees in 2008, 2007 and 2006, respectively.

•

Other operations fees represent various revenue streams, including cardholder services, compliance and penalty fees, holograms, user pay for a variety of account and transaction enhancement services, and manuals and publications. Significant components of the increase in other operations fees were as follows:

•	Our account enhancement program, implemented in the second quarter of 2007, coupled with increased usage resulted in revenue increases of $36 million and $24 million in 2008 and 2007, respectively.
•

Pricing for retail purchases in the U.S. by non-U.S. cardholders increased in January 2008. This price increase, coupled with an increase in retail purchase volumes, resulted in a revenue increase of $44 million in 2008.

•	Cardholder services increased $21 million and $7 million in 2008 and 2007, respectively, due to an increase in affluent account growth.

•

Rebates relating to operations fees are primarily based on transactions and volumes and, accordingly, increase as these variables increase. Rebates also have been increasing due to ongoing consolidation of our customers and the impact of restructured pricing. Rebates as a percentage of gross operations fees were 8.7%, 10.0% and 9.6% in 2008, 2007 and 2006, respectively. During 2008, MasterCard had reduced rebates for certain customers that did not achieve contractual performance hurdles. Accordingly, these reductions in rebates decreased rebates as a percentage of gross operations fees.

Assessments

Assessments are revenues that are calculated based on our customers’ GDV. The components of assessments are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2008	2007
	(In millions, except percentages)
Gross assessments	$2,345	$2,056	$1,790	$289	$266	14.1%	14.9%
Rebates and incentives	(1,112)	(992)	(894)	(120)	(98)	12.1%	11.0%

Net assessments	$1,233	$1,064	$896	$169	$168	15.9%	18.8%

Gross assessments grew partially due to GDV growth of approximately 10.7% and 14.4% in 2008 and 2007, respectively, when measured in local currency terms and 11.5% and 18.4%, respectively, when measured on a U.S. dollar converted basis. Assessment revenues are impacted by the overall strengthening or weakening of the U.S. dollar and euro compared to the foreign currencies of the related local volumes in each period. In October 2008, we increased certain assessment fees and introduced a new assessment fee to acquirers in Europe. These price changes in October 2008 contributed approximately 2 percentage points of the percentage increase in 2008. In 2007, gross assessments also grew due to an increase in assessable volumes for market development programs in specific countries within Europe. In addition, revenue growth rates in 2007 were impacted by a reclassification of $31 million from assessments to currency conversion and cross-border revenues, offset by $12 million in pricing increases related to our April 2006 SEPA pricing changes. The increase in 2007 gross assessments, excluding the impact of the reclassifications and the pricing increase, would have been 11.3%.

Rebates and incentives are primarily based on GDV but may also contain components for the issuance of new cards, launch of new programs or the execution of marketing programs. The rebates and incentives are recorded as a reduction of gross revenue in the same period that performance occurs. Rebates and incentives as a percentage of gross assessments were 47.4%, 48.2% and 49.9% in 2008, 2007 and 2006, respectively. Rebates and incentives increased during 2008 and 2007 due to new and renewals of customer agreements and increased volumes for certain merchants. However, the increase in 2008 was partially offset by reductions of rebates and incentives for certain customers that did not achieve contractual performance hurdles. These reductions in rebates and incentives decreased rebates and incentives as a percentage of gross assessments. In 2008 and 2007, rebates and incentives compared to gross assessments fluctuated with the timing and structure of pricing arrangements with certain large customers and merchants.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements, contributions to the Foundation and depreciation and amortization expenses. In 2008, there was an increase in operating expenses of $2,567 million, or 86.7%, versus 2007. This increase was primarily due to the settlement of antitrust litigations with Discover Financial Services (“Discover” and the “Discover Settlement”) and American Express Company (“American Express” and the “American Express Settlement”). The following table compares and reconciles operating expenses, excluding litigation settlements and the 2006 stock contribution to the Foundation (“Special Items”), which is a non-GAAP financial measure, to operating expenses including Special Items, which is the most directly comparable GAAP measurement. Management uses these types of non-GAAP financial measures to evaluate its ongoing operations in relation to historical results and believes this analysis may be helpful to an investor’s evaluation of ongoing operating results.

	For the year ended December 31, 2008			For the year ended December 31, 2007			Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted

	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted
	(In millions, except percentages)
General and administrative	$1,914	$—	$1,914	$1,758	$—	$1,758	8.8%	8.8%
Advertising and marketing	1,018	—	1,018	1,080	—	1,080	(5.8)%	(5.8)%
Litigation settlements	2,483	(2,483)	—	3	(3)	—	**	—
Charitable contributions	—	—	—	20	—	20	(100.0)%	(100.0)%
Depreciation and amortization	112	—	112	98	—	98	14.7%	14.7%

Total operating expenses	$5,526	$(2,483)	$3,044	$2,959	$(3)	$2,956	86.7%	2.9%

Total operating expenses as a percentage of total revenues	110.7%		61.0%	72.8%		72.7%

	For the year ended December 31, 2007			For the year ended December 31, 2006			Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted

	Actual	Special Items	As Adjusted	Actual	Special Items	As Adjusted
	(In millions, except percentages)
General and administrative	$1,758	$—	$1,758	$1,505	$—	$1,505	16.8%	16.8%
Advertising and marketing	1,080	—	1,080	1,052	—	1,052	2.7%	2.7%
Litigation settlements	3	(3)	—	25	(25)	—	(86.4)%	—
Charitable contributions	20	—	20	415	(395)[1]	20	(95.2)%	—
Depreciation and amortization	98	—	98	100	—	100	(2.1)%	(2.1)%

Total operating expenses	$2,959	$(3)	$2,956	$3,097	$(420)	$2,677	(4.4)%	10.4%

Total operating expenses as a percentage of total revenues	72.8%		72.7%	93.1%		80.5%

[1]	Contribution of stock to the MasterCard Foundation
*	Note that figures in the above tables may not sum due to rounding.
**	Not meaningful, see “—Litigation Settlements” for more information.

General and Administrative

The major components of general and administrative expenses are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2008	2007
	(In millions, except percentages)
Personnel	$1,290	$1,156	$966	$134	$190	11.6%	19.7%
Professional fees	217	220	180	(3)	40	(1.4)%	22.2%
Telecommunications	78	71	70	7	1	9.9%	1.4%
Data processing	78	63	59	15	4	23.8%	6.8%
Travel and entertainment	87	106	97	(19)	9	(17.9)%	9.3%
Other	165	142	133	23	9	16.2%	6.8%

General and administrative expenses	$1,914	$1,758	$1,505	$155	$253	8.8%	16.8%

*	Note that figures in the above table may not sum due to rounding.

•

Personnel expense increased in 2008 primarily due to higher costs for new personnel, salary increases and higher contractor costs. Personnel expense increased in 2007 as additional staff were added to support customer-facing, technology and product areas and due to increased personnel performance incentive accruals, as a result of better performance against company objectives.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees decreased slightly in 2008 versus 2007 primarily due to lower legal expenses. In 2007, professional fees increased versus 2006 primarily due to increased legal costs to defend outstanding litigation claims and increased consulting activity related to strategic objectives.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. In 2008, these expenses decreased as a result of cost containment initiatives. In 2007, these expenses increased as a result of increased business activity.

•

Other includes rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses. The increase in 2008 is primarily driven by unfavorable fluctuations in foreign exchange rates and higher rent for office facilities.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Also included within advertising and marketing are costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs.

Advertising and marketing expenses decreased $62 million, or 5.8%, and increased $28 million, or 2.7%, in 2008 and 2007, respectively. The decrease in 2008 was primarily due to cost containment initiatives, partially offset by approximately 2 percentage points related to the impact of foreign currency fluctuation of the euro and

Brazilian real to the U.S. dollar. The increase in advertising and marketing in 2007 was primarily due to foreign currency fluctuation of the euro and Brazilian real to the U.S. dollar. In addition, in 2008 and 2007 our advertising and marketing activities supported multiple sponsorships and the timing of certain advertising and marketing expenses varied due to their relationship to specific sponsorships or promotions. In 2006, a significant amount of our advertising and marketing activities were allocated to the sponsorship of the 2006 World Cup soccer events. During 2007, we reached an agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. See Note 24 (Other Income) to the consolidated financial statements included in Item 8 of this Report for further discussion of this settlement agreement.

Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into the Discover Settlement with Discover relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation between the parties for a total of $2.75 billion. In July 2008, MasterCard and Visa entered into a judgment sharing agreement. In accordance with the terms of the judgment sharing agreement, MasterCard’s share of the Discover Settlement was $863 million, which was paid to Discover in November 2008. Additionally, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008, pursuant to a separate agreement. The net pre-tax expense of $828 million was recorded in litigation settlements, in the consolidated statement of operations, during the third quarter of 2008.

On June 24, 2008, MasterCard entered into the American Express Settlement which ended all existing litigation between American Express and MasterCard. Under the terms of the American Express Settlement, beginning on September 15, 2008, MasterCard is required to pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. The charge is based on MasterCard’s assumption that American Express will achieve certain financial performance hurdles. The quarterly payments will be in an amount equal to 15% of American Express’ United States Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.649 billion, pre-tax, in the second quarter of 2008.

In the first quarter of 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report and recorded a pre-tax charge of $721 million ($469 million after-tax) consisting of (i) the monetary amount of the U.S. Merchant Lawsuit Settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. Merchant Lawsuit Settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. Merchant Lawsuit Settlement agreement by the court and other factors.

We recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed from December 31, 2006, as follows:

(In millions)
Balance as of December 31, 2006	$477
Provision for litigation settlements (Note 20)	3
Interest accretion on U.S. Merchant Lawsuit	38
Payments	(114)

Balance as of December 31, 2007	$404
Provision for Discover Settlement	863
Provision for American Express Settlement	1,649
Provision for other litigation settlements	6
Interest accretion on U.S. Merchant Lawsuit	33
Interest accretion on American Express Settlement	44
Payments on American Express Settlement	(300)
Payments on Discover Settlement	(863)
Payment on U.S. Merchant Lawsuit	(100)
Other payments and accretion	(1)

Balance as of December 31, 2008	$1,736

*	Note that table may not sum due to rounding.

Contribution Expense—Foundation

In May 2006, in conjunction with our initial public offering (“IPO”), we issued 13,496,933 shares of our Class A common stock as a donation to the Foundation that is incorporated in Canada and controlled by directors who are independent of us and our customers. The Foundation builds on MasterCard’s existing charitable giving commitments by continuing to support programs and initiatives that help children and youth to access education, understand and utilize technology, and develop the skills necessary to succeed in a diverse and global work force. The vision of the Foundation is to make the economy work for everybody by advancing innovative programs in areas of microfinance and youth education. In connection with the donation of the Class A common stock, we recorded an expense of $395 million which was equal to the aggregate value of the shares we donated. In both 2007 and 2006, we recorded expenses of $20 million for cash donations we made to the Foundation, completing our intention, announced at the time of the IPO, to donate approximately $40 million in cash to the Foundation in support of its operating expenses and charitable disbursements for the first four years of its operations. We may make additional cash contributions to the Foundation in the future. The cash and stock donations to the Foundation are generally not deductible by MasterCard for tax purposes. As a result of this difference between the financial statement and tax treatments of the donations, our effective income tax rate for the year ended December 31, 2006 is significantly higher than our effective income tax rates for 2007 and 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased $14 million in 2008 and decreased $2 million in 2007. The increase in depreciation and amortization expense in 2008 is primarily due to increased investments in leasehold and building improvements, data center equipment and capitalized software. The decrease in depreciation and amortization expense in 2007 was primarily related to certain assets becoming fully depreciated. Depreciation and amortization will increase as we continue to invest in leasehold and building improvements, data center equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

•

Investment income decreased $348 million in 2008 and increased $405 million in 2007. The change in each period was primarily due to the timing of sales of our RedeCard S.A. investment; the Company sold 22% and 78% of its shares of common stock in RedeCard S.A, and realized gains of $86 million and $391 million, in 2008 and 2007, respectively. The decrease in investment income in 2008 was also impacted by lower dividend income of $14 million, primarily due to the sale of our RedeCard S.A. investment, and lower interest income of $30 million, primarily due to lower interest rates.

•

Interest expense increased $46 million in 2008 and decreased $4 million in 2007. The increase in 2008 was primarily due to interest accretion associated with the American Express Settlement of $44 million and higher interest expense on uncertain tax positions partially offset by lower interest accretion on the U.S. Merchant Lawsuit Settlement. The decrease in 2007 was primarily due to lower interest accretion related to the U.S. Merchant Lawsuit Settlement.

•

Other income (expense) decreased $18 million in 2008 and increased $89 million in 2007. In both years gains were recognized on settlement agreements. A $75 million gain related to the termination of a customer business agreement was recognized in 2008. A $90 million settlement gain with the organization that operates the World Cup soccer events was recognized in 2007. See Note 24 (Other Income) to the consolidated financial statements included in Item 8 of this Report for additional discussion.

Income Taxes

The effective income tax rate for the years ended December 31, 2008, 2007 and 2006 was 33.7%, 35.0% and 82.9%, respectively. The decrease in the effective income tax rate in 2008 compared to 2007 was primarily due to the impact of the charges associated with the Discover Settlement and American Express Settlement. These charges caused a change in the geographic distribution of pretax income resulting in pretax income in lower tax jurisdictions and pretax loss in higher tax jurisdictions. The resulting tax benefit of the loss was offset by a tax charge for the remeasurement of deferred tax assets as a result of a change in the Company’s state effective tax rate. As a result of the remeasurement, the Company’s deferred tax assets were reduced by $20 million and an income tax expense was recorded for the same amount. The change in the effective income tax rate in 2007 compared to 2006 primarily relates to a non-deductible charitable contribution of shares of MasterCard Class A common stock to the Foundation during 2006. MasterCard recorded a significant expense equal to the value of the Class A common stock we donated to the Foundation. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes.

The components impacting the effective income tax rates as compared to the U.S. federal statutory tax rate of 35.0% are as follows:

	For the years ended December 31,
	2008		2007		2006
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
	(In millions, except percentages)
Income (loss) before income tax expense (benefit)	$(383)		$1,671		$294

Federal statutory tax	$(134)	35.0%	$585	35.0%	$103	35.0%
State tax effect, net of federal benefit	11	(2.9)	28	1.6	6	1.8
Non-deductible charitable stock contribution	—	—	—	—	138	47.0
Foreign tax effect, net of federal benefit	2	(0.5)	(12)	(0.7)	(6)	(1.9)
Non-deductible expenses and other differences	2	(0.7)	(3)	(0.2)	13	4.4
Tax exempt income	(10)	2.8	(12)	(0.7)	(10)	(3.4)

Income tax expense (benefit)	$(129)	33.7%	$586	35.0%	$244	82.9%

The Company’s GAAP effective income tax rate for 2008 was significantly affected by the tax benefits related to the charges for the Discover Settlement and the American Express Settlement. The Company’s effective tax rate for 2006 was significantly affected by the $395 million charitable contribution of MasterCard Class A common stock to the Foundation. Due to the non-recurring nature of these items, the Company believes that the calculation of the 2008 effective tax rate, excluding the impacts of the Discover Settlement and American Express Settlement, and the 2006 effective tax rate, excluding the impact of the charitable stock contribution to the Foundation, will be helpful in comparing effective tax rates for 2008, 2007 and 2006.

	GAAP effective tax rate calculation
	2008	2007	2006
	(In millions, except percentages)
Income (loss) before income taxes	$(383)	$1,671	$294
Income tax expense (benefit)[1]	(129)	586	244

Net income (loss)	$(254)	$1,086	$50

Effective tax rate	33.7%	35.0%	82.9%

	Non-GAAP effective tax rate calculation
	2008	2007	2006
	(In millions, except percentages)
GAAP income (loss) before income taxes	$(383)	$1,671	$294
Litigation settlements	2,483	3	25
Stock donation to the MasterCard Foundation	—	—	395

Non-GAAP income before income taxes	$2,100	$1,674	$714

Income tax expense (benefit)[1]	(129)	586	244
Impact of litigation settlements on income tax expense (benefit)	(941)	(1)	(9)

Non-GAAP income tax expense	812	587	253

Non-GAAP net income	$1,288	$1,087	$461

Non-GAAP effective tax rate	38.7%	35.0%	35.4%

[1]

The 2006 stock contribution to the MasterCard Foundation was a permanently non-deductible item and therefore has no impact on the calculation of non-GAAP income tax expense. The 2008 litigation settlements will be deductible in future periods as payments are made and are therefore considered in the calculation of non-GAAP income tax expense.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; to service the payments of principal and interest on our outstanding debt; and to service our obligations related to litigation settlements. At December 31, 2008 and 2007, we had $2.1 billion and $3.0 billion, respectively, of cash, cash equivalents and current available-for-sale securities to use for our operations. Our stockholder’s equity was $1.9 billion and $3.0 billion as of December 31, 2008, and 2007, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs, debt and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A, Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report and “-Business Environment Challenges” in Item 7 of this Report for additional discussion of these and other risks facing our business.

	2008	2007	2006	Percent Increase (Decrease)
				2008	2007
	(In millions, except percentages)
Cash Flow Data:
Net cash provided by operating activities	$413	$770	$650	(46.3)%	18.4%
Net cash provided by (used in) investing activities	202	315	(676)	(36.0)%	146.6%
Net cash provided by (used in) financing activities	(751)	(658)	638	14.3%	(203.1)%

Balance Sheet Data:
Current assets	$4,312	$4,592	$3,577	(6.1)%	28.4%
Current liabilities	2,990	2,363	1,812	26.5%	30.5%
Long-term liabilities	1,553	865	902	79.6%	(4.1)%
Stockholder’s equity	1,927	3,027	2,364	(36.3)%	28.0%

Net cash provided by operating activities for the year ended December 31, 2008 was $413 million, compared to $770 million and $650 million in 2007 and 2006, respectively. The decrease in cash from operations in 2008 was primarily due to a $1.1 billion increase in litigation settlement payments as a result of the Discover Settlement and American Express Settlement, offset by higher net revenues. The increase in cash from operations in 2007 versus 2006 was primarily due to higher net income less the realized pre-tax gain on RedeCard S.A. common stock, which is classified as an investing activity, partially offset by higher income tax payments, including approximately $137 million for taxes relating to the realized gain on RedeCard S.A. common stock.

Net cash provided by investing activities in 2008 primarily related to net sales of available-for-sale securities, partially offset by payments for capitalized software to expand our core functionality, including continued development of a debit and prepaid processing platform, acquisition of a business, and leasehold and building improvements to support increased workforce and data center equipment. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives.

Net cash provided by investing activities in 2007 primarily related to net sales of available-for-sale securities, including the sale of a significant portion of our shares of Redecard S.A. common stock, partially offset by cash used for investments in leasehold and building improvements to support increased workforce, data center equipment and capitalized software to expand our core functionality, including development of a new debit and prepaid processing platform. Net cash used for investing activities in 2006 was primarily due to net purchases of available-for-sale-securities as a result of the additional funds from the IPO proceeds and our investment in capitalized software to support our growing business and strategic initiatives.

Cash used in financing activities in 2008 primarily related to the repurchase of approximately 2.8 million shares of our Class A common stock through a share repurchase plan, the payment of approximately $80 million in quarterly dividends to our stockholders and the repayment of $80 million related to the Company’s ten-year unsecured, subordinated notes that matured in June 2008. See Note 13 (Debt) and Note 14 (Stockholders’ Equity) to the consolidated financial statements included in Item 8 of this Report for more information on our debt repayment and stock repurchase plan, respectively. Cash used in financing activities in 2007 primarily related to the repurchase of approximately $601 million of our Class A common stock through a repurchase plan and payment of $74 million in dividends to our shareholders. The net cash provided by financing activities in 2006 primarily related to the proceeds received from the sale of Class A common stock to investors in the IPO (including the proceeds received pursuant to the underwriters’ option to purchase additional shares) of approximately $2.5 billion, partially offset by $1.8 billion for the redemption of Class B common stock and a $12 million dividend payment.

On October 27, 2008, MasterCard and Visa entered into the Discover Settlement relating to the U.S. federal antitrust litigation amongst the parties. In connection with the Discover Settlement, MasterCard was required to pay $863 million to Discover and received $35 million from Morgan Stanley, Discover’s former parent company, in November 2008. Also, on June 24, 2008, MasterCard entered into the American Express Settlement. Under its terms, beginning on September 15, 2008, MasterCard is required to pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. In 2003, MasterCard entered into the U.S. Merchant Lawsuit Settlement. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company is required to pay $100 million annually each December through the year 2012. See Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 8 of this Report for additional information on these litigation settlements.

As of December 31, 2008, the Company held $192 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities. As of December 31, 2007, the Company held $348 million of ARS classified as current available-for-sale securities. This change in classification is due to failure of the auction mechanism and a continued lack of liquidity in the ARS market. The stated maturity of the securities ranges from 10 to 33 years, and the securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government, via the Department of Education. We determined that the fair value of the ARS does not approximate par value, assigned a 20% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during 2008. We have the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or if liquidity is restored in the market. See Note 4 (Investment Securities) to the consolidated financial statements included in Item 8 of this Report for more information.

On December 2, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 10, 2009 to holders of record on January 9, 2009 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20 million as of December 31, 2008.

On February 3, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 8, 2009 to holders of record on April 13, 2009 of our Class A common stock and Class B common stock. The aggregate amount needed for this dividend is estimated to be $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On August 29, 2008, MasterCard notified the equity investor and holders of secured notes related to its variable interest entity (the “Trust”) of its intent to repay the equity investor and the obligations issued through the Trust. The repayment of aggregate outstanding principal and accrued interest on the secured notes, and repayment of the equity investor and make-whole payment, is expected to occur in March 2009 for a total amount of $165 million. MasterCard was in compliance with the covenants of the secured notes at December 31, 2008. See Note 15 (Consolidation of Variable Interest Entity) to the consolidated financial statements included in Item 8 of this Report for additional information.

On January 22, 2009, Standard & Poor’s reaffirmed our BBB+ long-term and A-2 short-term counterparty credit ratings, with a stable outlook. Our access to capital and liquidity has been sufficient with these ratings. A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2.5 billion through April 27, 2010 and then decrease to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at December 31, 2008 and December 31, 2007, respectively. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

On January 5, 2009, HSBC Bank plc (“HSBC”) notified the Company that, effective December 31, 2008, it had terminated an uncommitted credit agreement totaling 100 million euros between HSBC and MasterCard Europe sprl. There were no outstanding borrowings under this facility at December 31, 2008.

In June 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale. In February 2008, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 13.1 million shares of Class B common stock into Class A common stock. In May 2008, the Company implemented and completed a conversion program in which all of the 13.1 million authorized shares of Class B common stock were converted into an equal number of Class A common stock and subsequently sold or transferred by participating holders of Class B common stock to public investors. In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11.0 million shares of Class B common stock into Class A common stock in one or more conversion programs during 2009. See Note 14 (Stockholders’ Equity) to the consolidated financial statements included in Item 8 of this Report for additional information.

Future Obligations

The following table summarizes our obligations as of December 31, 2008 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(In millions)
Capital leases[1]	$52	$8	$5	$39	$—
Operating leases[2]	106	40	30	16	19
Sponsorship, licensing and other[3,4]	570	337	187	45	2
Litigation settlements[5]	1,912	712	1,100	100	—
Debt[6]	184	165	19	—	—

Total	$2,824	$1,262	$1,341	$200	$21

*	Note that totals in above table may not sum due to rounding.
[1]	Most capital leases relate to certain property, plant and equipment used in our business. Our largest capital lease relates to our Kansas City, Missouri co-processing facility.
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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for increased transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $527 million as of December 31, 2008 related to customer and merchant agreements.

[4]

We have included our current liability of $13 million relating to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the Discover Settlement, American Express Settlement, U.S. Merchant Lawsuit Settlement and other litigation settlements.
[6]

Debt primarily represents principal owed on our Series A Senior Secured Notes, which are expected to be paid in March 2009, and amounts due for the acquisition of MasterCard France. See Notes 13 (Debt) and 3 (Supplemental Cash Flows), respectively, to the consolidated financial statements included in Item 8 of this Report for further discussion on these matters. We also have various credit facilities for which there were no outstanding balances at December 31, 2008 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Seasonality

Our revenues are contingent upon the underlying metrics on which the revenues are calculated. Gross revenues in the fourth quarter of 2008 were negatively impacted by lower purchase volumes and transactions due to the economic crisis. In response, MasterCard accelerated its cost savings initiatives in the quarter, with particular focus on advertising, personnel and travel expenses. Historically, during the fourth quarter, our quarterly gross revenues have been positively impacted by increases in purchase volume related to the holiday shopping period, with offsetting increases resulting from higher rebates and incentives to our customers. Also, operating expenses have historically been higher in the fourth quarter due to additional advertising and promotions related to the holiday period and increases in personnel incentives for exceeding the Company’s objectives. The economic environment in 2008 caused our operating results to diverge from these historical trends.

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

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Asset Impairment Analyses
Investments
The Company invests in certain short-term and long-term assets, including municipal bonds, bond funds and ARS. The Company’s investment strategy for these assets is to ensure capital preservation while capturing some interest return on the invested funds. The Company performs on-going evaluations of its investments to assess potential impairment.	Impairment of the Company’s investments in municipal bonds is assessed based on market prices of similar assets, as provided by custodians of such assets. Impairment of the Company’s short-term bond funds is assessed based on quoted prices for these assets, as they are actively traded on a daily basis.	If actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment charges associated with our investments. The fair value of our available-for-sale investment portfolio was $780 million as of December 31, 2008, which included $36 million of net unrealized losses.

The primary analysis tool used to assess impairment of the Company’s ARS investments is a discounted cash flow model. This model considers the original economic life of the asset, the relevant cash flows expected over the life of the asset, an appropriate discount rate and other factors that may be relevant. The present value of the expected future cash flows is calculated and compared to the carrying value to determine if an impairment has occurred and, if so, what is the expected duration of the impairment.
Prepaid Customer and Merchant Incentives
We prepay certain customer and merchant business incentives to incent usage and acceptance of our cards. In the event of customer or merchant business failure, these incentives may not have future economic benefits for our business.	The evaluation of recoverability of prepaid customer and merchant incentives is done whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.	If events or changes in circumstances occur that we are not aware of, additional impairment charges related to our prepaid customer and merchant incentives may be incurred. The carrying value of prepaid customer and merchant incentives was $398 at December 31, 2008.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Goodwill and Intangible Assets (excluding Capitalized Software)

We perform analyses of goodwill and intangible assets on an annual basis or sooner if indicators of impairment exist. This evaluation utilizes a two-step approach. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Impairment is measured as the excess of the carrying amount over fair value.	The test methods employed in performing the analyses involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data. We utilize independent valuation experts, if needed.	If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with goodwill and/or intangible assets. The carrying value of goodwill and intangible assets, excluding capitalized software, was $527 million, including $206 million of unamortizable customer relationships, as of December 31, 2008.

We determined that the majority of our customer relationships, which are intangible assets, have indefinite lives. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.	We completed our annual impairment testing for all goodwill and other intangibles using the methodology described herein, and no impairment charges were recorded for the year ended December 31, 2008.

Capitalized Software

Our capitalized software, which includes internal and external costs incurred in developing or obtaining computer software for internal use, is included in other intangible assets.	We are required to make judgments to determine if each project will satisfy its intended use. In addition, we estimate the average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time relating to the design, development and testing phases of the project.	If actual results are not consistent with our judgments, we may be exposed to an impairment charge. The net carrying value of capitalized software as of December 31, 2008 was $166 million.

On a quarterly basis, we evaluate whether there are any events that indicate impairment of our various technologies.

During the year ended December 31, 2008, no significant impairment charges were recorded.

Revenue Recognition

Our assessment revenues that are based on quarterly GDV or GEV are recorded utilizing an estimate of our customers’ performance. Total net assessment revenues included an estimate as of the end of the period for 25%, 26% and 26% of those net
Our assessment revenues that are based on quarterly GDV or GEV are recorded utilizing an estimate of our customers’ performance. Such estimates are subsequently validated against performance reported by our customers.
If our customers’ actual performance is not consistent with our estimates of their performance, revenues may be materially different than initially recorded. Historically, our estimates have differed from the actual

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
assessment revenues, representing 6%, 7% and 7% of total net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our revenue recognition policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Item 8 of this Report.	Differences are adjusted in the period the customer reports. Customers’ performance is estimated by using historical performance, customer reported information, transactional information accumulated from our systems and discussions with our customers.	performance by less than 5% of the estimates on a quarterly basis.

Rebates and incentives are estimated.	Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements.	If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially recorded.

Legal and Regulatory Matters
Legal Proceedings

We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 (Obligations Under Litigation Settlements) and 20 (Legal and Regulatory Proceedings) to the consolidated financial statements in Item 8 of this Report, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Discount Rates for Litigation Settlements

We have discounted two litigation settlements over their respective payment terms. The U.S. Merchant Lawsuit Settlement was discounted at 8% over the ten-year payment term.	We estimated the discount rate used to calculate the present value of our obligations under litigation settlements. The discount rate is a matter of management judgment at the time of each settlement, which considers our expected post-settlement credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms.	For the U.S. Merchant Lawsuit Settlement, a one percent increase in the discount rate would have increased annual interest expense in 2008 by approximately $3 million, and declining amounts thereafter. The reverse impact would be experienced for a one percent decrease in such discount rate.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The American Express Settlement was discounted at 5.75% over the three-year payment term.

For the American Express Settlement, a one percent increase in the discount rate would have decreased the litigation settlement expense for 2008 by approximately $24 million. A one percent decrease in the discount rate would produce the opposite impact.

For the American Express Settlement, a one percent increase in the discount rate would have increased interest expense for 2008 by approximately $7 million. A one percent decrease in the discount rate would produce the opposite impact.

Income Taxes

In calculating our effective tax rate, we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions, establishment of reserves for credits and audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset subject to a valuation allowance in excess of the deferred tax asset net of that valuation allowance or if we were unable to realize such a net deferred tax asset; an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.

We record tax liabilities for uncertain tax positions taken or to be taken on tax returns that may not be sustained or would only partially be sustained, upon examination by the relevant taxing authorities.	We considered all relevant facts and current authorities in the tax law in assessing whether an uncertain tax position was more likely than not to be sustained.	If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained this would decrease or increase earnings, in the period. In certain situations, the Company will have offsetting tax deductions or tax credits.

We do not record U.S. income tax expense for foreign earnings which we plan to reinvest to expand our international operations.	We considered business plans, planning opportunities, and expected future outcomes in assessing the needs for future expansion and support of our international operations.	If our business plans change or our future outcomes differ from our expectations, additional U.S. income tax expense would have to be recorded which would increase our effective tax rate in that period.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
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

Company management representing the functional areas of compensation, benefits, treasury and finance review and approve on an annual basis assumptions used in the determination of the annual costs for our pension and postretirement plans and the disclosure of the funded position of our plans. Key assumptions include the discount rate used to measure each of the plans’ projected benefit obligations for pension and postretirement, the expected rate of return on pension plan assets and the health care cost trend rate for our postretirement plan.

The discount rates for the Company’s pension and postretirement plans are subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate for each plan, we performed an analysis which matched the plans expected cash flows (determined on PBO basis) with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. For the pension plan, our discount rate of 6.00% as of December 31, 2008 is equal to the 6.00% rate used in calculating the projected benefit obligation for 2007. For the postretirement plan, our discount rate of 6.00% as of December 31, 2008 is 25 basis points less than the 6.25% rate used in calculating the projected benefit obligation for 2007.

Net actuarial gains and/or losses in our benefit plans are amortized on straight-line basis over the expected average remaining service of active participants expected to benefit under the plans.

We determine the expected return on plan assets primarily based on long-term historical returns in equity and fixed income markets. The expected rate of return on our pension plan assets is 8.00% for the year ended December 31, 2008 and 8.50% for the years ended December 31, 2007 and 2006.

The Company reviews external data and its own historical trends to determine the health care trend rates for postretirement medical costs.

A quarter of a percentage point decrease in our discount rate would increase our pension projected benefit obligation by $0.9 million, and increase our postretirement projected benefit obligation by $2.3 million. These decreases would have a negligible effect on our annual pension and postretirement expense. An approximately equal, but opposite effect would be experienced for a quarter of a percentage point increase in the discount rate.

A quarter of a percentage point increase or decrease in the expected rate of return on plan assets would decrease or increase the annual pension costs by $0.4 million.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Postemployment Benefit Plan
We have a formal severance plan which sets forth the guidelines with respect to severance payments to salaried employees whose normal assignment is within the United States. Approximately 3,600 of our employees are covered by the Plan. Severance benefits are determined primarily by years of service and career level in accordance with either a standard or enhanced payment schedule, which is determined by the cause of the severance action. The Company has a severance plan committee with members from different functional responsibilities, including human resources, legal and finance, that review and approve assumptions used in the determination of the liability for expected future severance obligations. Key assumptions include the number of severed participants, number of severed individuals by career level, benefit package and discount rate.

The assumption for the number of severed participants used in the calculation was 100, 100 and 120 for 2008, 2007 and 2006, respectively. The career levels for these individuals was estimated using historical experience as a base, adjusted for a number of strategic and human resource initiatives implemented during these years and current employment levels. We review historical trends and future expectations when determining the assumptions.

The discount rate for our postemployment plan is subject to change each year, consistent with changes in high-quality, long-term corporate bond markets. To select a discount rate, we performed an analysis which matched the plans expected cash flows with spot rates developed from a yield curve comprised of high-grade non-callable corporate bonds and arithmetically rounded this result. Our discount rate of 5.75% as of December 31, 2008 is 25 basis points higher than the rate used in calculating the severance obligations for 2007, which was 5.5%.

A 5% increase in the number of severed participants would increase our severance obligations by $1.6 million. An equal but opposite effect would be experienced for a 5% decrease in the number of participants.

A quarter of a percentage point decrease or increase in our discount rate would have an impact of approximately $0.4 million on our severance obligations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. SFAS 141R applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company will adopt SFAS 141R on January 1, 2009 and its effect on future periods will be dependent upon the nature and significance of any acquisitions subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company does not expect that the adoption of SFAS 160 will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, that are not recognized at fair value on a recurring basis, will have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in an effort to improve the transparency of financial reporting and is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective January 1, 2009 and requires retrospective application. The Company will adopt FSP EITF 03-6-1 during 2009 and is not able to project its impact on future presentations of EPS due to the inherent complexities associated with projecting future financial performance. The Company’s calculation of the expected impact of FSP EITF 03-6-1 on EPS for the years ended December 31 is as follows:

	2008	2007
Earnings (Loss) per Share:
Basic—as originally reported	$(1.95)	$8.05
Basic—impact of EITF 03-6-1	0.01	(0.07)

Basic—as will be reported in 2009	$(1.94)	$7.98

Diluted—as originally reported	$(1.95)	$8.00
Diluted—impact of EITF 03-6-1	0.01	(0.04)

Diluted—as will be reported in 2009	$(1.94)	$7.96

In December 2008, the FASB issued Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”). FSP SFAS 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. FSP SFAS 132R-1 is effective for fiscal years ending after December 15, 2009. FSP SFAS 132R-1 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at December 31, 2008 as compared to December 31, 2007.

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

U.S. Dollar Functional Currency
(In millions)

	December 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$293	$22	$40	$—
Commitments to sell foreign currency	154	12	22	—

Euro Functional Currency
(In millions)

	December 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to sell foreign currency	$66	$—	$50	$—

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the typical one business day timeframe between setting the foreign exchange rates and clearing the financial transactions and by confining the supported settlement currencies to the U.S. dollar or one of 16 other transaction currencies. The remaining 143 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our debt instruments, which we hold as available-for-sale investments. With respect to fixed maturities, our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. The fair value and maturity distribution of the Company’s available for sale investments as of December 31 was as follows:

				Maturity
		(In millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2008	No Contractual Maturity	2009	2010	2011	2012	2013	2014 and thereafter
Municipal bonds	fixed interest	$485	$—	$16	$68	$112	$101	$89	$98
Short-term bond funds	fixed/variable interest	103	103	—	—	—	—	—	—
Auction rate securities	variable interest	192	—	—	—	—	—	—	192
Other		—	—	—	—	—	—	—	—

Total		$780	$103	$16	$68	$112	$101	$89	$290

				Maturity
		(In millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2007	No Contractual Maturity	2008	2009	2010	2011	2012	2013 and thereafter
Municipal bonds	fixed interest	$555	$—	$14	$61	$122	$134	$103	$120
Short-term bond funds	fixed/variable interest	306	306	—	—	—	—	—	—
Auction rate securities	variable interest	348	—	—	—	—	—	—	348
Other		99	99	—	—	—	—	—	—

Total		$1,308	$405	$14	$61	$122	$134	$103	$468

*	Note that amounts in the above table may not sum due to rounding

At December 31, 2008, we had various credit facilities to provide liquidity in the event of material member settlement failures, settlement service operations and other operational needs. These credit facilities have variable rates, which are applied to the borrowing based on terms and conditions set forth in each agreement. We had no material borrowings at December 31, 2008 or 2007. See Note 13 (Debt) to the consolidated financial statements in Item 8 of this Report for additional information.

In addition, as of December 31, 2008, we had a 7.36% fixed short-term secured note for $149 million with a fair value of $155 million relating to the Company’s Variable Interest Entity, see Note 15 (Consolidation of Variable Interest Entity) to the consolidated financial statements in Item 8 of this Report for additional information.

Equity Price Risk

The Company did not have significant equity price risk as of December 31, 2008. At December 31, 2007, MasterCard’s investment in shares of Redecard S.A. common stock, which was classified as an available-for-sale security was subject to equity price risk. At December 31, 2007, the effect of a hypothetical 10 percent decline in market value would have been approximately $10 million.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 19, 2009

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,505,160	$1,659,295
Investment securities, at fair value:
Trading	—	2,561
Available-for-sale	588,095	1,308,126
Municipal bonds held-to-maturity	154,000	—
Accounts receivable	639,482	532,633
Income taxes receivable	198,308	—
Settlement due from customers	513,191	712,558
Restricted security deposits held for customers	183,245	142,052
Prepaid expenses	213,612	156,258
Deferred income taxes	283,795	44,525
Other current assets	32,619	33,733

Total Current Assets	4,311,507	4,591,741
Property, plant and equipment, at cost (less accumulated depreciation of $278,269 and $250,888)	306,798	290,200
Deferred income taxes	567,567	263,143
Goodwill	297,993	239,626
Other intangible assets, (less accumulated amortization of $377,570 and $347,977)	394,282	320,758
Investment securities available-for-sale, at fair value	191,760	—
Municipal bonds held-to-maturity	37,450	192,489
Prepaid expenses	302,095	274,962
Other assets	66,397	87,122

Total Assets	$6,475,849	$6,260,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$262,342	$252,391
Settlement due to customers	532,237	604,212
Restricted security deposits held for customers	183,245	142,052
Obligations under litigation settlements (Note 18)	713,035	107,235
Accrued expenses	1,032,061	1,071,557
Short-term debt	149,380	80,000
Other current liabilities	118,151	105,895

Total Current Liabilities	2,990,451	2,363,342
Deferred income taxes	74,518	71,278
Obligations under litigation settlements (Note 18)	1,023,263	297,201
Long-term debt	19,387	149,824
Other liabilities	436,255	346,469

Total Liabilities	4,543,874	3,228,114
Commitments and contingencies (Notes 17, 18 and 20)
Minority interest	4,620	4,620
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 105,126,588 and 91,243,433 shares issued and 98,385,998 and 87,321,541 outstanding, respectively	10	9
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 30,848,778 and 43,948,778 shares issued and outstanding, respectively	4	5
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,728 and 1,664 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,304,604	3,312,380
Class A treasury stock, at cost, 6,740,590 and 3,921,892, respectively	(1,250,000)	(600,532)
Retained earnings (accumulated deficit)	(236,100)	37,699
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	175,040	216,651
Defined benefit pension and other postretirement plans, net of tax	(43,207)	(3,555)
Investment securities available-for-sale, net of tax	(22,996)	64,650

Total accumulated other comprehensive income	108,837	277,746

Total Stockholders’ Equity	1,927,355	3,027,307

Total Liabilities and Stockholders’ Equity	$6,475,849	$6,260,041

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenues, net	$4,991,600	$4,067,599	$3,326,074
Operating Expenses
General and administrative	1,913,679	1,758,388	1,505,185
Advertising and marketing	1,017,575	1,080,057	1,051,870
Litigation settlements	2,482,845	3,400	24,957
Charitable contributions to the MasterCard Foundation	—	20,000	414,785
Depreciation and amortization	112,006	97,642	99,782

Total operating expenses	5,526,105	2,959,487	3,096,579

Operating income (loss)	(534,505)	1,108,112	229,495
Other Income (Expense)
Investment income, net	182,907	530,400	124,994
Interest expense	(103,600)	(57,277)	(61,151)
Other income (expense), net	71,985	90,197	834

Total other income (expense)	151,292	563,320	64,677

Income (loss) before income taxes	(383,213)	1,671,432	294,172
Income tax expense (benefit)	(129,298)	585,546	243,982

Net Income (Loss)	$(253,915)	$1,085,886	$50,190

Basic Net Income (Loss) per Share (Note 2)	$(1.95)	$8.05	$0.37

Basic Weighted Average Shares Outstanding (Note 2)	130,148	134,887	135,411

Diluted Net Income (Loss) per Share (Note 2)	$(1.95)	$8.00	$0.37

Diluted Weighted Average Shares Outstanding (Note 2)	130,148	135,695	135,779

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating Activities
Net income (loss)	$(253,915)	$1,085,886	$50,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,006	97,642	99,782
Gain on sale of Redecard S.A. available-for-sale securities	(85,903)	(390,968)	—
Charitable contribution of common stock to the MasterCard Foundation	—	—	394,785
Share based payments (Note 16)	60,970	58,213	19,181
Stock units settled in cash for taxes	(67,111)	(11,334)	—
Tax benefit for share based compensation	(47,803)	(15,430)	—
Impairment of investments	12,515	8,719	—
Accretion of imputed interest on litigation settlements	77,202	38,046	42,798
Deferred income taxes	(483,952)	(5,492)	32,267
Other	14,645	15,121	9,746
Changes in operating assets and liabilities:
Trading securities	2,561	9,700	10,211
Accounts receivable	(115,687)	(60,984)	(93,428)
Income taxes receivable	(198,308)	—	—
Settlement due from customers	183,008	(356,305)	(75,553)
Prepaid expenses	(65,222)	(19,859)	42,623
Other current assets	(19,381)	(7,538)	7,813
Prepaid expenses, non-current	(35,631)	(28,398)	(30,555)
Litigation settlement accruals	1,254,660	(110,525)	(170,883)
Accounts payable	8,425	(30,650)	89,382
Settlement due to customers	(52,852)	276,144	89,739
Accrued expenses	36,817	176,716	86,859
Net change in other assets and liabilities	76,184	41,157	45,204

Net cash provided by operating activities	413,228	769,861	650,161

Investing Activities
Purchases of property, plant and equipment	(75,626)	(81,587)	(61,204)
Capitalized software	(94,647)	(74,835)	(33,264)
Purchases of investment securities available-for-sale	(519,514)	(3,578,357)	(3,815,115)
Proceeds from sales and maturities of investment securities available-for-sale	976,743	4,042,011	3,233,725
Acquisition of business, net of cash acquired	(81,731)	—	—
Other investing activities	(3,574)	7,909	(368)

Net cash provided by (used in) investing activities	201,651	315,141	(676,226)

Financing Activities
Cash received from sale of common stock, net of issuance costs	—	—	2,449,910
Cash payment for the redemption of common stock	—	—	(1,799,937)
Dividends paid	(79,259)	(74,002)	(12,373)
Cash proceeds from exercise of stock options	9,546	1,597	—
Tax benefit for share based compensation	47,803	15,430	—
Payment of debt	(80,000)	—	—
Purchase of treasury stock	(649,468)	(600,532)	—

Net cash provided by (used in) financing activities	(751,378)	(657,507)	637,600

Effect of exchange rate changes on cash and cash equivalents	(17,636)	46,720	28,272

Net increase (decrease) in cash and cash equivalents	(154,135)	474,215	639,807
Cash and cash equivalents—beginning of period	1,659,295	1,185,080	545,273

Cash and cash equivalents—end of period	$1,505,160	$1,659,295	$1,185,080

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock
				Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2005	$1,169,148	$145,515	$49,014	$—	$14	$974,605	$—
Net income	50,190	50,190	—	—	—	—	—
Other comprehensive income, net of tax	66,050	—	66,050	—	—	—	—
Adoption of new pension and post-retirement standard, net of tax	(11,402)	—	(11,402)	—	—	—	—
Proceeds from issuance of common stock (net of offering expenses of $129,354)	2,449,910	—	—	7	—	2,449,903	—
Redemption of stock Class B shares	(1,799,937)	(1,224,901)	—	—	(8)	(575,028)	—
Charitable stock contribution to the MasterCard Foundation	394,785	—	—	1	—	394,784	—
Reclassification of cash-based performance awards to stock-based compensation	51,209	—	—	—	—	51,209	—
Cash dividends declared on Class A and Class B common stock, $.18 per share	(24,775)	—	—	—	—	(24,775)	—
Share based payments	19,181	—	—	—	—	19,181	—

Balance at December 31, 2006	2,364,359	(1,029,196)	103,662	8	6	3,289,879	—
Net income	1,085,886	1,085,886	—	—	—	—	—
Other comprehensive income, net of tax	174,084	—	174,084	—	—	—	—
Adoption of new tax accounting standard (FIN 48)	21,175	21,175	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $.60 per share	(81,571)	(40,166)	—	—	—	(41,405)	—
Share based payments	58,213	—	—	—	—	58,213	—
Stock units settled in cash for taxes	(11,334)	—	—	—	—	(11,334)	—
Tax benefit for share based compensation	15,430	—	—	—	—	15,430	—
Purchases of treasury stock	(600,532)	—	—	—	—	—	(600,532)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	1,597	—	—	—	—	1,597	—

Balance at December 31, 2007	3,027,307	37,699	277,746	9	5	3,312,380	(600,532)
Net loss	(253,915)	(253,915)	—	—	—	—	—
Other comprehensive loss, net of tax	(168,909)	—	(168,909)	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(78,868)	(19,884)	—	—	—	(58,984)	—
Share based payments	60,970	—	—	—	—	60,970	—
Stock units settled in cash for taxes	(67,111)	—	—	—	—	(67,111)	—
Tax benefit for share based compensation	47,803	—	—	—	—	47,803	—
Purchases of treasury stock	(649,468)	—	—	—	—	—	(649,468)
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—
Cash proceeds from exercise of stock options	9,546	—	—	—	—	9,546	—

Balance at December 31, 2008	$1,927,355	$(236,100)	$108,837	$10	$4	$3,304,604	$(1,250,000)

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net Income (Loss)	$(253,915)	$1,085,886	$50,190
Other comprehensive income (loss):
Foreign currency translation adjustments	(41,611)	96,996	68,837
Defined benefit pension and postretirement plans	(62,681)	12,429	—
Income tax effect	23,029	(4,582)	—

	(39,652)	7,847	—
Investment securities available-for-sale	(51,895)	478,716	(1,786)
Income tax effect	18,450	(167,885)	526

	(33,445)	310,831	(1,260)
Reclassification adjustment for investment securities available-for-sale	(84,060)	(374,427)	1,046
Income tax effect	29,859	131,311	(308)

	(54,201)	(243,116)	738
Derivatives accounted for as hedges	—	(6,472)	(10,562)
Income tax effect	—	2,200	3,606

	—	(4,272)	(6,956)
Reclassification adjustment for derivatives accounted for as hedges	—	8,784	7,123
Income tax effect	—	(2,986)	(2,432)

	—	5,798	4,691

Other comprehensive income (loss), net of tax	(168,909)	174,084	66,050

Comprehensive Income (Loss)	$(422,824)	$1,259,970	$116,240

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except percent and per share data)

Note 1. Summary of Significant Accounting Policies

Organization—MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide payment solutions, including transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. Our financial institution customers are generally either principal members (“principal members”) of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member.

Consolidation and basis of presentation—The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it is not an operating entity and has no employees. Intercompany transactions and balances are eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The Company consolidates majority-owned and controlled entities, including variable interest entities which are required to be consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). Minority interest represents the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interest.

The Company accounts for investments in entities under the equity method of accounting when it holds between 20% and 50% of the common stock in the entity and when it exercises significant influence. The equity method of accounting is also utilized for limited partnerships and limited liability companies if the investment ownership percentage is greater than 3% of outstanding ownership interests or common stock, respectively, regardless of whether MasterCard has significant influence over the investees. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statements of operations.

The Company accounts for investments in affiliates under the historical cost method of accounting when it holds less than 20% ownership in the common stock of the entity and when it does not exercise significant influence.

Investments in entities for which the equity method and historical cost method of accounting are appropriate are recorded in other assets on the consolidated balance sheets.

Certain prior period amounts have been reclassified to conform to 2008 classifications. In addition, amounts previously reported within Accumulated Other Comprehensive Income as of December 31, 2006 have been adjusted to reflect a revision of $22,804 to increase cumulative foreign currency translation adjustments with a corresponding decrease in defined benefit pension and other postretirement plans. The revision had no impact on total accumulated other comprehensive income, net of tax.

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

expenses during the reporting periods. Management has established detailed policies and control procedures to ensure the methods used to make estimates are well controlled and applied consistently from period to period. Actual results may differ from these estimates.

Cash and cash equivalents—Cash and cash equivalents include certain liquid investments with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Investment securities—Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives: defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements; requires consideration of the Company’s creditworthiness when valuing liabilities; and expands disclosures about instruments measured at fair value. SFAS 157 applies only to fair value measurements required or permitted under other accounting pronouncements and does not require any new fair value measurements.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair values of the Company’s short-term bond funds are based on quoted prices and are therefore included in level 1 of the Valuation Hierarchy. The fair values of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and are therefore included in level 2 of the Valuation Hierarchy. Also included in level 2 is the estimated fair value of the Company’s foreign exchange forward contracts, which are based on broker quotes for the same or similar instruments. The fair value determination for the Company’s Auction Rate Securities (“ARS”) is based primarily on a discounted cash flow analysis and is therefore included in level 3 of the Valuation Hierarchy. See Note 4 (Investment Securities) for additional disclosures related SFAS 157.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximated fair value as of December 31, 2008 due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”). FSP 157-3 provides guidance on how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The Company has incorporated the considerations of FSP 157-3 in its assessment of the fair value of its ARS as of December 31, 2008.

Also effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

The Company classifies debt securities as held-to-maturity or available-for-sale and classifies equity securities as available-for-sale or trading. Available-for-sale securities that are available to meet the Company’s current operational needs are classified as current assets. Available-for-sale securities that are not available to meet the Company’s current operational needs are classified as non-current assets.

Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the debt securities to maturity and are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations.

Equity securities bought and held primarily for sale in the near term are classified as trading and are carried at fair value. Net realized and unrealized gains and losses on trading securities are recognized in investment income on the consolidated statements of operations. Equity securities not classified as trading are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Net realized gains and losses on available-for-sale equity securities are recognized in investment income on the consolidated statements of operations. The specific identification method is used to determine realized gains and losses.

Held-to-maturity and available-for-sale investments are evaluated for other than temporary impairment on an ongoing basis in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. If an investment is determined to be other than temporarily impaired, realized losses are recognized in investment income on the consolidated statements of operations. See Note 4 (Investment Securities) for additional information on the Company’s investment securities.

Settlement due from/due to customers—The Company operates systems for clearing and settling payment transactions among MasterCard International members. Net settlements are generally cleared daily among members through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard International members.

Restricted security deposits held for MasterCard International members—MasterCard requires and holds cash deposits and certificates of deposits from certain members of MasterCard International as collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. However, the majority of collateral for settlement is typically in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet.

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

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment annually as of October 1. Impairment charges, if any, are recorded in general and administrative expense on the consolidated statements of operations. See Note 8 (Goodwill) for additional information on the Company’s goodwill.

Intangible assets—Intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets, which have finite lives, and customer relationships related to the acquisition of Europay International S.A. in 2002, which have indefinite lives. Intangible assets with finite useful lives, other than customer relationships, are amortized over their estimated useful lives, which range from 3 to 5 years, under the straight-line method. Customer relationships with finite lives are amortized on a straight line basis over their estimated useful lives of 10 or 20 years. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations. Intangible assets with indefinite lives are tested for impairment annually as of October 1. See Note 9 (Other Intangible Assets) for further detail on impairment charges and other information regarding intangible assets.

Litigation—The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Notes 18 (Obligations under Litigation Settlements) and 20 (Legal and Regulatory Proceedings), MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments. Legal costs are accrued as incurred and recorded in general and administrative expenses.

Settlement and travelers cheque risk—MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of MasterCard transactions and certain Cirrus and Maestro transactions between principal members. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement losses incurred during the ordinary activities of the Company. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of these guarantees are unlimited. These guarantees have been assessed pursuant to the requirements of FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB interpretation No. 34”. See Note 21 (Settlement and Travelers Cheque Risk Management) for additional information.

Derivative financial instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2008 and 2007.

Income taxes—The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). SFAS 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities computed pursuant to SFAS 109 and FIN 48. Valuation allowances are provided against assets which are not likely to be realized. The Company recognizes all material tax positions, including all significant uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit and are recorded in other liabilities.

The Company records interest expense related to income tax matters as interest expense in its statement of operations. The company includes penalties related to income tax matters in the income tax provision.

Revenue recognition—The Company’s revenues are generated from the fees charged to customers for providing transaction processing and other payment services, and from assessments calculated on the dollar volume of activity on cards carrying our brands. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. Certain revenues are estimated based upon aggregate transaction information and historical and projected customer performance. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Fees for transaction processing include authorization, clearing, settlement and switch fees. These fees are primarily related to the approval of a payment transaction, the transfer of funds between issuers and acquirers, and charges for the use of MasterCard’s processing platforms. Fees are also earned for other products and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

services, including currency conversion, cross border transaction processing, acceptance development, warning bulletins, connectivity, consulting and research, cardholder services, compliance and penalties, holograms, transaction enhancement services and manuals and publications. Transaction processing and other product and service fees are recognized as revenue in the same period as the related transactions occur or services are rendered.

Assessments are based principally upon daily, monthly or quarterly gross dollar volumes, in non-European regions, or gross euro volumes for MasterCard Europe. Rates vary depending on the nature of the transactions that generate volume. Assessments are recorded as revenue in the period they are earned, which is when the related volume is generated on the cards. Quarterly assessments are based on management’s estimate of the customers’ performance in a given period, and actual results may differ from these estimates.

MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain hurdles. Such rebates are calculated on a monthly basis based upon estimated performance and the contracted discount rates for the services provided. MasterCard also enters into agreements with certain customers to provide volume as well as other support incentives such as marketing, which are tied to performance. MasterCard may incur costs directly related to the acquisition of the contract, which are deferred and amortized over the life of the contract. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or performance has occurred, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. Actual results may differ from these estimates.

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

The Company recognizes the overfunded or underfunded status of its single-employer defined benefit plan or postretirement plan as an asset or liability in its balance sheet and recognizes changes in the funded status in the year in which the changes occur through comprehensive income, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”). The Company also measures the funded status of a plan as of the date of its year-end balance sheet.

Share based payments—The Company accounts for share based payments in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of all share-based payments to employees to be recognized in the financial statements. Effective January 1, 2008, the Company adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires entities to recognize a realized tax benefit associated with dividends on certain equity shares and options as an increase to additional paid-in capital. The benefit should be included in the pool of excess tax benefits available to absorb potential future tax liabilities on share based payment awards. EITF 06-11 is applied prospectively for share-based awards declared beginning January 1, 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Advertising expense—Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit based on the estimated value of certain events.

Foreign currency translation—The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro, and MasterCard’s operations in Brazil, for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are re-measured at historical exchange rates; and revenue and expense accounts are re-measured at a weighted average exchange rate for the period. Resulting exchange gains and losses and transactional foreign exchange gains and losses are not material therefore they are included in general and administrative expenses in the statement of operations. Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

Net income (loss) per share—In accordance with SFAS No. 128, “Earnings per Share”, MasterCard calculates basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding. MasterCard calculates diluted net income (loss) per share consistent with that of basic net income (loss) per share but gives effect to all potential common shares (e.g., options and unvested restricted stock units) that were outstanding during the period, unless the effect is antidilutive.

Recent accounting pronouncements—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. SFAS 141R applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company will adopt SFAS 141R on January 1, 2009 and its effect on future periods will be dependent upon the nature and significance of any acquisitions subject to this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company does not expect that the adoption of SFAS 160 will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, plant and equipment, goodwill and intangible assets. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, that are not recognized at fair value on a recurring basis, will have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in an effort to improve the transparency of financial reporting and is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires entities to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective January 1, 2009 and requires retrospective application. The Company will adopt FSP EITF 03-6-1 during 2009 and is not able to project its impact on future presentations of EPS due to the inherent complexities associated with projecting future financial performance. See Note 2 (Earnings (Loss) Per Share (“EPS”)) for the Company’s calculation of the expected impact of FSP EITF 03-6-1 for the years ended December 31, 2008 and 2007.

In December 2008, the FASB issued Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”). FSP SFAS 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. FSP SFAS 132R-1 is effective for fiscal years ending after December 15, 2009. FSP SFAS 132R-1 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

Note 2. Earnings (Loss) Per Share (“EPS”)

The components of basic and diluted earnings per share are as follows for each of the years ended December 31:

	2008	2007	2006
Numerator:
Net income (loss)	$(253,915)	$1,085,886	$50,190
Denominator:
Basic EPS weighted average shares outstanding	130,148	134,887	135,411
Dilutive stock options and restricted stock units	—	808	368

Diluted EPS weighted-average shares outstanding	130,148	135,695	135,779

Earnings (Loss) per Share:
Basic	$(1.95)	$8.05	$0.37

Diluted	$(1.95)	$8.00	$0.37

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The calculation of diluted loss per share for the year ended December 31, 2008 excluded approximately 951 restricted stock units, 408 performance stock units and 705 stock options because the effect would be antidilutive. The calculation of diluted earnings per share for the year ended December 31, 2007 excluded approximately 10 stock options because the effect would be antidilutive. All stock options and restricted stock units were dilutive for the year ended December 31, 2006.

As described in Note 1 (Summary of Significant Accounting Policies), FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The Company anticipates FSP EITF 03-6-1 will impact basic EPS and diluted EPS as follows for each of the years ended December 31:

	2008	2007
Earnings (Loss) per Share:
Basic—as originally reported	$(1.95)	$8.05
Basic—impact of EITF 03-6-1	0.01	(0.07)

Basic—as will be reported in 2009	$(1.94)	$7.98

Diluted—as originally reported	$(1.95)	$8.00
Diluted—impact of EITF 03-6-1	0.01	(0.04)

Diluted—as will be reported in 2009	$(1.94)	$7.96

Note 3. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2008	2007	2006
Cash paid for income taxes[1]	$493,199	$561,860	$186,961
Cash paid for interest	14,058	17,094	17,034
Cash paid for legal settlements (Notes 18 and 20)	1,263,185	113,925	195,840
Non-cash investing and financing activities:
MasterCard France acquisition	20,432	—	—
Shares donated to the MasterCard Foundation (Note 14)	—	—	394,785
Conversion of cash-based to stock-based compensation (Note 16)	—	—	51,209
Dividend declared but not yet paid	19,690	19,969	12,402

[1]	$198,308 of these payments are recorded as an income tax receivable as of December 31, 2008.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 4. Investment Securities

Costs and Fair Values—Available for Sale:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss), and their respective cost bases and fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at December 31, 2008
Municipal bonds	$473,746	$12,771	$(1,027)	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	239,700	—	(47,940)	191,760
Other	127		(110)	17

Total	$816,161	$12,771	$(49,077)	$779,855

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value at December 31, 2007
Municipal bonds	$550,855	$5,865	$(1,271)	$555,449
Taxable short-term bond funds	306,674	—	(1,040)	305,634
Auction rate securities	348,000	—	—	348,000
Other	2,948	96,095	—	99,043

Total	$1,208,477	$101,960	$(2,311)	$1,308,126

[1]	The majority of the unrealized losses above are related to investments that have been in a continuous loss position fewer than 12 months.

The cost bases of the Company’s taxable short-term bond funds include $6,379 and $8,719 of other than temporary impairments as of December 31, 2008 and 2007, respectively.

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

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all 44 investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. No ARS were sold or called by the issuer at less than par value during the year ended December 31, 2008. Due to the lack of liquidity and management’s intent and ability to hold until recovery, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008.

As of December 31, 2008, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector occurred during the year. Due to the continued lack of liquidity in the ARS market, the Company has determined that the fair value of the ARS does not approximate par value. Accordingly, the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Company has assigned a 20% discount to the par value of the ARS portfolio and recorded a temporary impairment of $47,940 within accumulated other comprehensive income. The 20% discount on the ARS par value reflects the Company’s assessment of fair value based on the income approach, as set forth in SFAS 157. The income approach included a discounted cash flow analysis of the estimated future cash flows for the ARS portfolio as of December 31, 2008. A hypothetical increase of 100 basis points in the discount rate would increase the temporary impairment by approximately $24,000.

In determining whether the decline in value of the ARS investments was other-than-temporary, the Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) MasterCard’s ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity affected by the auction mechanism or issuer calls of the securities, and the effects of changes in interest rates. Currently, the Company has the intent and ability to hold its ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore does not consider these unrealized losses to be other-than-temporary.

The ARS investments have been classified within level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve.

Fair Value Hierarchy:

The distribution of the Company’s financial instruments, which are measured at fair value on a recurring basis, in the Valuation Hierarchy, is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Municipal bonds[1]	$—	$485,490	$—	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	—	—	191,760	191,760
Foreign currency forward contracts	—	33,731	—	33,731
Other	17		—	17

Total	$102,605	$519,221	$191,760	$813,586

[1]	Available-for-sale municipal bonds are carried at fair value and are included in these tables. However, held-to-maturity municipal bonds are carried at amortized cost and excluded from these tables.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2008 to December 31, 2008, and a reclassification of these investments from level 2 to level 3 in the Valuation Hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2008	$348,000	$—
Purchases, January 1—March 31, 2008	321,550	—
Sales, January 1—March 31, 2008	(420,400)	—
Transfers in (out)	(249,150)	249,150
Sales, April 1—December 31, 2008	—	(50)
Calls, July 1—December 31, 2008	—	(9,400)
Unrealized losses	—	(47,940)

Fair value, December 31, 2008	$—	$191,760

Carrying and Fair Values—Held to Maturity:

The Company also owns certain held-to-maturity investment securities, which primarily consist of three municipal bonds, one for $154,000 at 7.4% per annum and two totaling $37,434 at approximately 5.0% per annum. These bonds relate to two of the Company’s U.S. locations; see Note 13 (Debt) and Note 15 (Consolidation of Variable Interest Entity) for additional information. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities are as follows at December 31:

	2008	2007
Carrying value	$191,450	$192,489
Gross unrecorded gains	1,913	9,576

Fair value	$193,363	$202,065

Investment maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2008, is as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$16,103	$16,196	$154,000	$154,566
Due after 1 year through 5 years	361,050	370,851	37,450	38,797
Due after 5 years through 10 years	98,990	100,127	—	—
Due after 10 years	237,302	190,075	—	—
No contractual maturity	102,716	102,606	—	—

Total	$816,161	$779,855	$191,450	$193,363

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The majority of securities due after ten years are ARS. Taxable short-term bond funds and foreign equity securities have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of December 31, 2008:

	Par Amount	% of Total
Due within 10 years	$4,000	2%
Due year 11 through year 20	42,100	17%
Due year 21 through year 30	141,450	59%
Due after year 30	52,150	22%

Total	$239,700	100%

Investment Income

Components of net investment income are as follows for each of the years ended December 31:

	2008	2007	2006
Interest income	$108,757	$140,851	$100,106
Dividend income	1,222	15,386	22,867
Investment securities available-for-sale:
Gross realized gains	87,579	391,444	187
Gross realized losses	(3,519)	(8,298)	(1,233)
Other than temporary impairment on short-term bond fund	(11,115)	(8,719)	—
Trading securities:
Unrealized gains (losses), net	—	(2,116)	477
Realized gains (losses), net	(17)	1,852	2,590

Total investment income, net	$182,907	$530,400	$124,994

Interest income is generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income primarily consists of a dividend of the Company’s cost method investments.

At December 31, 2008, the Company held investments in short-term bond funds, with underlying holdings in structured products such as mortgage-backed securities and asset-backed securities. During 2008, certain of these investments were deemed to be other-than-temporarily impaired and an impairment loss of $11,115 was recorded. During 2007, one of the Company’s short-term bond funds, with underlying holdings in mortgage-backed securities, was deemed to be other-than-temporarily impaired and an impairment loss of $8,719 was recorded. Due to the high credit quality of the Company’s other investment securities, no other investment securities were considered to be other-than-temporarily impaired in 2008 or 2007.

During 2008, MasterCard sold all of its remaining 6,141 shares of Redecard S.A. and realized a pre-tax gain, net of commissions, of approximately $86,000. In 2007, MasterCard had sold 21,274 shares, or 78% of its investment in Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $391,000. These

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

gains are included in investment income within the consolidated statements of operations. Unrealized holding gains, net of tax, of $62,366, were included in other comprehensive income for the year ended December 31, 2007 relating to the remaining ownership of this investment.

Note 5. Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2008	2007
Customer and merchant incentives	$397,563	$357,761
Advertising	45,608	33,603
Other	72,536	39,856

Total prepaid expenses	515,707	431,220
Prepaid expenses, current	(213,612)	(156,258)

Prepaid expenses, long-term	$302,095	$274,962

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 6. Other Assets

Other assets consisted of the following at December 31:

	2008	2007
Customer and merchant incentives	$46,608	$70,043
Cash surrender value of keyman life insurance	18,552	23,957
Cost and equity method investments	12,500	8,286
Other	21,356	18,569

Total other assets	99,016	120,855
Other assets, current	(32,619)	(33,733)

Other assets, long-term	$66,397	$87,122

Certain customer and merchant business agreements provide a bonus for agreeing to enter into the agreement. As of December 31, 2008 and 2007, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2008	2007
Equipment	$250,395	$233,140
Building and land	216,670	207,110
Furniture and fixtures	51,124	45,577
Leasehold improvements	66,878	55,261

	585,067	541,088
Less accumulated depreciation and amortization	(278,269)	(250,888)

	$306,798	$290,200

As of December 31, 2008 and 2007, capital leases of $46,794 and $45,900, respectively, were included in equipment. Accumulated amortization of capital leases was $36,180 and $33,488 as of December 31, 2008 and 2007, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $59,097, $49,311 and $43,445 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance as of December 31, 2006	$217,013
Foreign currency translation	22,613

Balance as of December 31, 2007	239,626
Acquisition of businesses	67,066
Foreign currency translation	(8,699)

Balance as of December 31, 2008	$297,993

No impairment charges were recorded in 2008, 2007 or 2006.

Note 9. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill, at December 31:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$513,587	$(348,022)	$165,565	$422,739	$(319,067)	$103,672
Trademarks and tradenames	24,761	(23,314)	1,447	25,259	(22,609)	2,650
Customer relationships	20,910	(620)	20,290	—	—	—
Other	6,304	(5,614)	690	6,304	(6,301)	3

Total	565,562	(377,570)	187,992	454,302	(347,977)	106,325
Unamortized intangible assets:
Customer relationships	206,290	—	206,290	214,433	—	214,433

Total	$771,852	$(377,570)	$394,282	$668,735	$(347,977)	$320,758

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Additions to capitalized software primarily relate to internal projects associated with system enhancements or infrastructure improvements. Amortizable customer relationships were added in 2008 due to the acquisition of businesses. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.

Amortization and impairment expense on the assets above amounted to the following for the years ended December 31:

	2008	2007	2006
Amortization	$52,909	$48,331	$56,337
Capitalized software impairments	$1,011	$298	$614

No impairment charges for intangible assets other than capitalized software were recorded in 2008, 2007 or 2006.

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

2009	$59,421
2010	49,445
2011	29,381
2012	15,778
2013 and thereafter	33,967

$187,992

Note 10. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2008	2007
Customer and merchant incentives	$526,722	$497,281
Personnel costs	296,497	296,031
Advertising	89,567	160,232
Income taxes	20,685	10,028
Other	98,590	107,985

Total accrued expenses	$1,032,061	$1,071,557

Note 11. Pension, Savings Plan and Other Benefits

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. In March 2007, the Company announced it was modifying the Qualified Plan by maintaining employee pay credit percentages at the 2007 level, eliminating funding for employees to purchase healthcare in retirement and limiting plan participation to employees hired before July 1, 2007. These changes reduced the benefit obligation of the Qualified Plan measured as of December 31, 2007 by approximately $16,794. The Qualified Plan experienced a steep decline in the fair value of plan assets in 2008 which resulted in significant increases in the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Company’s pension liability and accumulated other comprehensive income as of December 31, 2008. Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan.

The Company uses a December 31 measurement date for its Pension Plans. The following table sets forth the Pension Plans’ funded status, key assumptions and amounts recognized in the Company’s consolidated balance sheets at December 31.

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$214,805	$201,370
Service cost	19,980	18,866
Interest cost	13,638	12,191
Voluntary plan participants’ contributions	989	83
Actuarial (gain)/loss	(18,990)	8,634
Benefits paid	(13,387)	(9,545)
Plan amendments	—	(16,794)

Benefit obligation at end of year	$217,035	$214,805

Change in plan assets
Fair value of plan assets at beginning of year	$195,966	$198,133
Actual return on plan assets	(59,347)	7,295
Employer contribution	24,625	—
Voluntary plan participants’ contributions	989	83
Benefits paid	(13,387)	(9,545)

Fair value of plan assets at end of year	$148,846	$195,966

Funded status
Fair value of plan assets at end of year	$148,846	$195,966
Benefit obligation at end of year	217,035	214,805

Funded status at end of year	$(68,189)	$(18,839)

Amounts recognized on the consolidated balance sheets consist of:
Accrued expenses	$(2,332)	$(4,288)
Other liabilities, long term	(65,857)	(14,551)

	$(68,189)	$(18,839)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$88,108	$32,624
Prior service credit	(14,938)	(17,267)

	$73,170	$15,357

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	6.00%	6.00%
Rate of compensation increase—Qualified Plan/Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The accumulated benefit obligation of the Pension Plans was $196,536 and $193,421 at December 31, 2008 and 2007, respectively.

The projected benefit obligation and fair value of plan assets of the Pension Plans with a projected benefit obligation in excess of plan assets were as follows at December 31:

	2008	2007
Projected benefit obligation	$217,035	$214,805
Accumulated benefit obligation	196,536	193,421
Fair value of plan assets	148,846	195,966

Components of net periodic pension costs were as follows for each of the years ended December 31:

	2008	2007	2006
Service cost	$19,980	$18,866	$18,599
Interest cost	13,638	12,191	10,869
Expected return on plan assets	(16,030)	(16,366)	(15,321)
Amortization:
Actuarial loss	1,675	—	1,199
Prior service credit	(2,329)	(229)	(206)
Settlement gain	(773)	—	—

Net periodic pension cost	$16,161	$14,462	$15,140

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for the years ended December 31:

	2008	2007
Settlement gain	$773	$—
Current year actuarial loss	56,386	17,705
Amortization of actuarial loss	(1,675)	—
Current year prior service credit	—	(16,793)
Amortization of prior service credit	2,329	229

Total recognized in other comprehensive income	$57,813	$1,141

Total recognized in net periodic benefit cost and other comprehensive income	$73,974	$15,603

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

Actuarial loss	$8,670
Prior service credit	(2,286)

Total	$6,384

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Weighted-average assumptions used to determine net periodic pension cost were as follows for the years ended December 31:

	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase—Qualified Plan/ Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%	5.37%/5.00%

The expected return on Qualified Plan assets is based on long-term historical returns in equity and fixed income markets. Based on estimated returns of 9 percent on equity investments and 7 percent on fixed income investments and the portfolio’s targeted asset allocation range, the weighted average expected return of the Qualified Plan assets is 8 percent.

The Company’s Qualified Plan’s asset allocation at December 31, 2008 and 2007 by asset category was as follows:

Asset Class	Target Asset Allocation	Plan Assets at December 31,
		2008	2007
U.S. equity securities
Large/medium cap	35-40%	37%	39%
Small cap	10-20	14%	15%
Non-U.S. equity	10-20	15%	15%
Fixed income	25-40	33%	30%
Other	—	1%	1%

Total		100%	100%

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

Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2008 or 2007. However, the Company did make a voluntary contribution of $21,500 to the Qualified Plan in September 2008. No contributions were made in 2007. In 2009, the Company anticipates contributing an estimated amount between $25,000 and $60,000 to the Qualified Plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table summarizes expected benefit payments through 2018 including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefits payments.

2009	$19,766
2010	18,182
2011	25,518
2012	21,029
2013	24,578
2014 – 2018	118,709

Substantially all of the Company’s U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees’ contributions up to certain limits. In 2007 and prior years, the Company could also contribute to the Savings Plan a discretionary profit sharing component linked to Company performance during the prior year. Beginning in 2008, the discretionary profit sharing amount related to 2007 Company performance was paid directly to employees as a short-term cash incentive bonus rather than as a contribution to the Savings Plan. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its defined contribution plans was $35,341, $26,996 and $43,594 for 2008, 2007 and 2006, respectively.

The Company had a Value Appreciation Program (“VAP”), which was an incentive compensation plan established in 1995. Annual awards were granted to VAP participants from 1995 through 1998, which entitled participants to the net appreciation on a portfolio of securities of members of MasterCard International. In 1999, the VAP was replaced by an Executive Incentive Plan (“EIP”) and the Senior Executive Incentive Plan (“SEIP”) (together the “EIP Plans”) (See Note 16 (Share Based Payments and Other Benefits)). Contributions to the VAP have been discontinued, all plan assets have been disbursed and no VAP liability remained as of December 31, 2008. The Company’s liability related to the VAP at December 31, 2007 was $986. The expense (benefit) was $(6), $(267) and $3,406 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table presents the status of the Company’s Postretirement Plan recognized in the Company’s consolidated balance sheets at December 31, 2008 and 2007. The Company uses a December 31 measurement date for its Postretirement Plan.

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$51,598	$60,346
Service cost	1,951	2,354
Interest cost	3,288	3,392
Plan participants’ contributions	74	73
Actuarial loss (gain)	4,564	(10,663)
Gross benefits paid	(1,582)	(1,282)
Less federal subsidy on benefits paid	56	71
Plan amendments	—	(2,693)

Benefit obligation at end of year	$59,949	$51,598

Change in plan assets
Employer contributions	$1,452	$1,138
Plan participants’ contributions	74	73
Net benefits paid	(1,526)	(1,211)

Fair value of plan assets at end of year	$—	$—

Funded status
Benefit obligation	$(59,949)	$(51,598)

Funded status at end of year	$(59,949)	$(51,598)

Amounts recognized on the consolidated balance sheets consist of:
Accrued expenses	$(2,564)	$(1,927)
Other liabilities, long-term	(57,385)	(49,671)

	$(59,949)	$(51,598)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(5,874)	$(10,956)
Prior service credit	—	—
Transition obligation	856	1,070

	$(5,018)	$(9,886)

Weighted-average assumptions used to determine end of year benefit obligation
Discount rate	6.00%	6.25%
Rate of compensation increase	5.37%	5.37%

The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2008	2007
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.50%
Year that the rate reaches the ultimate trend rate	2015	2011

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Components of net periodic benefit costs for the years ended December 31 for the Postretirement Plan are:

	2008	2007	2006
Service cost	$1,951	$2,354	$3,166
Interest cost	3,288	3,392	3,622
Amortization
Actuarial (gain) loss	(518)	—	212
Prior service cost	—	—	68
Transition obligation	214	214	580

Net periodic postretirement benefit cost	$4,935	$5,960	$7,648

Other changes in plan assets and benefit obligations for the Postretirement Plan that were recognized in other comprehensive income for the years ended December 31 were as follows:

	2008	2007
Current year actuarial loss (gain)	$4,564	$(10,663)
Current year prior service credit	—	(2,693)
Amortization of actuarial gain	518	—
Amortization of transition obligation	(214)	(214)

Total recognized in other comprehensive income	$4,868	$(13,570)

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$9,803	$(7,610)

The estimated amounts that are expected to be amortized for the Postretirement Plan from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

Transition obligation	$214

Total	$214

The weighted-average assumptions for the Postretirement Plan which were used to determine net periodic postretirement benefit cost for the years ended December 31 were:

	2008	2007	2006
Discount rate	6.25%	5.75%	5.50%
Rate of compensation increase	5.37%	5.37%	5.37%

The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2008 would have the following effects:

	1% increase	1% decrease
Effect on postretirement obligation	$6,389	$(5,413)
Effect on total service and interest cost components	589	(500)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments. The following table summarizes expected net benefit payments from the Company’s general assets through 2018:

	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
2009	$2,641	$77	$2,564
2010	3,139	91	3,048
2011	3,561	115	3,446
2012	3,994	140	3,854
2013	4,357	169	4,188
2014 – 2018	25,807	1,269	24,538

The Company provides limited postemployment benefits to eligible former U.S. employees, primarily severance under a formal severance plan (the “Severance Plan”). The Company accounts for severance expense in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded severance expense (benefit) related to the Severance Plan of $2,643, $(3,418) and $8,400, respectively, during the years 2008, 2007 and 2006. The Company has an accrued liability related to the Severance Plan and other severance obligations in the amount of $63,863 and $56,172 at December 31, 2008 and 2007, respectively.

Note 13. Debt

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2,500,000 through April 27, 2010 and then decrease to $2,000,000 during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. A facility fee of 8 basis points on the total commitment, or approximately $2,030, is paid annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 37 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. The facility fee and borrowing cost are contingent upon the Company’s credit rating. The Company also agreed to pay upfront fees of $1,250 and administrative fees of $325 for the Credit Facility which are being amortized straight-line over three years. Facility and other fees associated with the Credit Facility or prior facilities totaled $2,353, $2,477 and $2,717 for each of the years ended December 31, 2008, 2007 and 2006, respectively. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at December 31, 2008 or December 31, 2007. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. MasterCard repaid the entire principal amount of $80,000 on June 30,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

2008 pursuant to the terms of the Notes. As of December 31, 2007, the principal amount and fair value of the Notes was $80,000 and $80,612, respectively. The interest expense on the Notes was $2,668, $5,336 and $5,336 for each of the years ended December 31, 2008, 2007 and 2006, respectively. The Company was in compliance with the covenants of the Notes as of December 31, 2007.

The Company’s consolidated balance sheets include $149,380 in short-term debt (fair value estimated to be $154,565 and $156,311 at December 31, 2008 and 2007, respectively) relating to the Company’s Variable Interest Entity, see Note 15 (Consolidation of Variable Interest Entity) for more information.

On January 5, 2009, HSBC Bank plc (“HSBC”) notified the Company that, effective December 31, 2008, it had terminated an uncommitted credit agreement totaling 100 million euros between HSBC and MasterCard Europe sprl. There were no borrowings under this agreement at December 31, 2008. There were 136 euros outstanding under this agreement at December 31, 2007.

Note 14. Stockholders’ Equity

Initial Public Offering

On May 31, 2006, MasterCard transitioned to a new ownership and governance structure upon the closing of its IPO and issuance of a new class of the Company’s common stock. Prior to the IPO, the Company’s capital stock was privately held by certain of its customers that were principal members of MasterCard International. All stockholders held shares of Class A redeemable common stock.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company issued 66,135 newly authorized shares of Class A common stock in the IPO, including 4,614 shares sold to the underwriters pursuant to an option to purchase additional shares, at a price of $39 per share. The Company received net proceeds from the IPO of approximately $2,449,910. The Company issues and retires one share of Class M common stock at the inception or termination, respectively, of each principal membership of MasterCard International.

Redemption of Shares

On June 30, 2006, in accordance with the certificate of incorporation, the Company used all but $650,000 of the net proceeds from the IPO, or $1,799,910, to redeem 79,632 shares of Class B common stock from the Class B stockholders, the customers and principal members of MasterCard International. This number of redeemed shares equaled the aggregate number of shares of Class A common stock issued to investors in the IPO and donated to the Foundation (as defined below). The redemption amount paid to Class B stockholders was allocated primarily between additional paid-in capital and retained earnings. Since 59% of the shares of Class B common stock were redeemed, 59% of the additional paid-in capital balance which existed prior to the IPO and was associated with shares of Class B common stock, or $575,001, was reduced against additional paid-in capital. The remaining $1,224,901 was charged to retained earnings since this amount was in excess of the original additional paid-in capital attributed to the shares of Class B common stock.

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

During 2007, the Company implemented and completed two separate conversion programs in which 11,387 shares, of an eligible 13,400 shares, of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred to public investors.

In February 2008, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 13,100 shares of Class B common stock into Class A common stock in one or more conversion programs during 2008. In May 2008, the Company implemented and completed a conversion program in which all of the 13,100 authorized shares of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred by participating holders of Class B common stock to public investors.

In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11,000 shares of Class B common stock into Class A common stock in one or more conversion programs during 2009.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Ownership and Governance Structure

Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2008		2007
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	66%	86%	57%	85%
Principle or Affiliate Members (Class B stockholders)	24%	—	33%	—
Foundation (Class A stockholders)	10%	14%	10%	15%

Note 15. Consolidation of Variable Interest Entity

On August 31, 1999, MasterCard International entered into a ten-year synthetic lease agreement for a global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lessor under the lease agreement is MasterCard International O’Fallon 1999 Trust (the “Trust”). The Trust, which is a variable interest entity was established for a single discrete purpose, is not an operating entity, has a limited life and has no employees. The Trust financed the operations center through a combination of a third party equity investment and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) in the amount of $149,380 which are due September 1, 2009.

Annual rent for Winghaven of $11,390 is payable by MasterCard International and is equal to interest payments on the Secured Notes and a return to equity-holders. The future minimum lease payments are $11,390 and are included in the future commitment schedule in Note 17 (Commitments). In conjunction with the Winghaven lease agreement, MasterCard International executed a guarantee of 85.15 percent of the Secured Notes outstanding totaling $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guarantees repayment of the total outstanding principal and interest on the Secured Notes and would take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. The amendment to the guarantee aligns the Company’s financial reporting and net worth covenant obligations under the guarantee with similar obligations under MasterCard’s other debt instruments. The Company entered into the amendment to the guarantee to better reflect the Company’s corporate structure and to reduce the costs and administrative burden of complying with different debt covenants.

The Winghaven lease agreement permits MasterCard International to purchase the facility after August 31, 2006, upon 180 days notice. The purchase price is equal to the termination value defined in the lease and includes amounts due to the holders of the Secured Notes and the investor equity, along with any accrued and unpaid amounts due to the investor under the lease agreement. The amount due to the holder of the Secured Notes would include the aggregate outstanding principal amount of the Secured Notes, as well as a “make-whole” amount and any accrued and unpaid interest. The “make-whole” amount represents the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance. On August 29, 2008, MasterCard exercised its option to extend the lease agreement for one additional ten-year term and notified the equity investor and holders of the Secured Notes of its intent to repay the obligations issued through the Trust. The repayment of aggregate outstanding principal and accrued interest on the Secured Notes is expected to occur in March 2009, and subsequent to this repayment, the lease and guarantee agreements will be terminated. MasterCard was in compliance with the covenants of the Secured Notes at December 31, 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

MasterCard International has determined that it is the primary beneficiary of the Trust as a result of the guarantee of the principal and interest on the Secured Notes described above which potentially exposes the Company to the majority of the expected losses of the Trust. Accordingly, as of December 31, 2008, the Company’s consolidated balance sheets included $154,000 in short-term municipal bonds held by the Trust, $149,380 in short-term debt and $4,620 of minority interest relating to the equity in the Trust held by a third party. The redemption value of the minority interest approximates its carrying value and will be redeemed by the minority interest holders upon maturity of the Secured Notes. Leasehold improvements for Winghaven are amortized over the economic life of the improvements. For the years ended December 31, 2008, 2007 and 2006, the consolidation had no impact on net income. However, interest income and interest expense were each increased by $11,390 in each of the years ended December 31, 2008, 2007 and 2006. The Company did not provide any financial or other support that it was not contractually required to provide during each of the years ended December 31, 2008, 2007, and 2006.

Note 16. Share Based Payment and Other Benefits

Prior to May 2006, the Company had never granted stock-based compensation awards to employees. In contemplation of the Company’s IPO and to better align Company management with a new ownership and governance structure (see Note 14 (Stockholders’ Equity)), the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees. In May 2006, the Company adopted SFAS 123R, upon granting of awards under the LTIP.

Historically, the Company provided cash compensation to certain employees under its EIP Plans. The EIP Plans were cash-based performance unit plans, in which participants received grants of units with a value contingent on the achievement of the Company’s long-term performance goals. The final value of units under the EIP Plans was calculated based on the Company’s performance over a three-year period. The performance goals were not, in whole or in part, based upon the Company’s stock price as there was no trading of the Company’s stock at the time the goals were set. Upon completion of the three-year performance period, participants received a cash payment equal to 80 percent of the award earned. The remaining 20 percent of the award was paid upon completion of two additional years of service. The performance units vested over three and five year periods.

During 2006, in connection with the IPO, the Company offered employees who had outstanding awards under the EIP Plans the choice of converting certain of those awards to restricted stock units (“RSUs”). Certain other awards under the EIP Plans were mandatorily converted to RSUs. In each case, a 20 percent premium was applied in the conversion. Approximately three hundred participants converted their existing awards under the EIP Plans to RSUs in conjunction with the Company’s IPO in May 2006. The RSUs resulting from this conversion retained the same vesting schedule as the original EIP Plan awards. The Company’s liability related to the EIP Plans at December 31, 2008 and 2007 was $291 and $611, respectively, and the expense was $146, $372 and $28,024 for the years ending December 31, 2008, 2007 and 2006, respectively.

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

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the valuation and the resulting weighted average fair value per option granted for the years ended December 31:

	2008	2007	2006
Risk-free rate of return	3.2%	4.4%	5.0%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	37.9%	30.9%	32.1%
Expected dividend yield	0.3%	0.6%	1.0%
Weighted-average fair value per option granted	$78.54	$41.03	$14.64

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The Company utilizes the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. As the Company did not have sufficient publicly traded stock data historically, the expected volatility was primarily based on the average of the historical and implied volatility of a group of companies that management believes is generally comparable to MasterCard. The expected dividends were based on the Company’s expected annual dividend rate on the date of grant.

The following table summarizes the Company’s option activity for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	845	$67
Granted	131	$190
Exercised	(185)	$51
Forfeited/expired	(86)	$75

Outstanding at December 31, 2008	705	$93	8.0	$41,537

Exercisable at December 31, 2008	111	$71	7.8	$8,172

Options vested at December 31, 2008[1]	446	$83	7.9	$29,570

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $36,987 and $4,877, respectively. There were no options exercised in the year ended December 31, 2006. As of December 31, 2008, there was $7,949 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2008:

	Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,542	$41
Granted	9	$209
Converted	(906)	$39
Forfeited/expired	(122)	$40

Outstanding at December 31, 2008	1,523	$43	0.8	$217,682

RSUs vested at December 31, 2008[1]	564	$39	0.7	$80,613

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. In the case of RSUs granted upon the IPO, the fair value was the Company’s $39.00 IPO price. The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2007 and 2006 was $153.93 and $39.02, respectively. The portion of the RSU award related to the minimum statutory withholding taxes will be settled in cash upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. The total intrinsic value of RSUs converted into shares of Class A common stock during the years ended December 31, 2008 and 2007 was $194,051 and $31,389, respectively. There were no RSUs converted into shares of Class A common stock during the year ended December 31, 2006. As of December 31, 2008, there was $11,347 of total unrecognized compensation cost related to non-vested RSUs, respectively. The cost is expected to be recognized over a weighted average period of 1.2 years.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the year ended December 31, 2008:

	Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	614	$106
Granted	305	$192
Converted	—	$—
Forfeited/expired	(62)	$122

Outstanding at December 31, 2008	857	$136	1.5	$122,543

PSUs vested at December 31, 2008[1]	224	$132	1.5	$32,083

[1]	Includes PSUs for participants which are eligible to retire and thus have fully earned their awards.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The fair value of each PSU is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. With regard to the performance units granted in 2008, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008. With regard to the performance units granted in 2007, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against equally weighted predetermined net income and return on equity goals for the three-year period commencing January 1, 2007. The weighted average grant-date fair value of PSUs granted during the year ended December 31, 2007 was $106.29. There were no PSUs granted prior to this period. There were no PSUs converted into shares of Class A common stock during the years ended December 31, 2007 and 2006. As of December 31, 2008, there was $43,261 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted average period of 1.8 years.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. During the years ended December 31, 2008 and 2007, the Company granted 4 DSUs and 8 DSUs, respectively. The fair value of the DSUs was based on the average of the high and low stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted average grant-date fair value of DSUs granted during the years ended December 31, 2008, 2007 and 2006 was $284.92, $139.27 and $45.79, respectively. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1,209, $1,051 and $1,050 for the DSUs for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for DSUs was $371, $413 and $381 for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense for the equity awards of $59,761, $57,162 and $18,131, respectively. The total compensation expense for equity awards recognized during 2006 included $4,109 of incremental compensation cost primarily related to adjustments for performance premiums upon the conversion of awards, partially offset by assumed forfeitures of equity awards. The total income tax benefit recognized for the equity awards was $18,323, $19,828 and $6,091 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the total income tax benefit of $18,323 recognized during 2008, is $13,466 of income tax benefit related to stock options exercised during 2008.

Additionally, upon conversion of the awards in 2006, the Company reclassified $51,209 of liabilities related to awards issued under the EIP Plans to additional paid-in capital for the equity awards. The additional paid-in capital balance attributed to the equity awards was $135,538 and $114,637 as of December 31, 2008 and 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 17. Commitments

At December 31, 2008, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
2009	$372,320	$8,435	$40,327	$323,558
2010	140,659	2,758	18,403	119,498
2011	80,823	1,978	11,555	67,290
2012	50,099	1,819	9,271	39,009
2013	50,012	36,837	7,062	6,113
Thereafter	21,292	—	19,380	1,912

Total	$715,205	$51,827	$105,998	$557,380

Included in the table above are capital leases with imputed interest expense of $9,483 and a net present value of minimum lease payments of $42,343. In addition, at December 31, 2008, $92,300 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $42,905, $35,614 and $31,467 for the years ended December 31, 2008, 2007 and 2006, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $7,694, $7,679 and $8,419 for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced a back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount which have been classified as municipal bonds held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $45,781 and are included in the table above. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2008, the future minimum sublease rental income is $4,416.

Note 18. Obligations Under Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement (the “Discover Settlement”) with Discover Financial Services, Inc. (“Discover”) relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation between the parties for a total of $2,750,000. In July 2008, MasterCard and Visa had entered into a judgment sharing agreement that allocated responsibility for any judgment or settlement of the Discover action between the parties. Accordingly, the MasterCard share of the Discover Settlement was $862,500, which was paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008, pursuant to a separate agreement. The net impact of $827,500 is included in litigation settlements for the year ended December 31, 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 for the year ended December 31, 2008.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 20 (Legal and Regulatory Proceedings) and contract disputes with certain customers. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled.

We recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed from December 31, 2006, as follows:

Balance as of December 31, 2006	$476,915
Provision for litigation settlements (Note 20)	3,400
Interest accretion on U.S. Merchant Lawsuit	38,046
Payments	(113,925)

Balance as of December 31, 2007	404,436
Provision for Discover Settlement	862,500
Provision for American Express Settlement	1,649,345
Provision for other litigation settlements	6,000
Interest accretion on U.S. Merchant Lawsuit Settlement	32,879
Interest accretion on American Express Settlement	44,300
Payments on American Express Settlement	(300,000)
Payments on Discover Settlement	(862,500)
Payment on U.S. Merchant Lawsuit Settlement	(100,000)
Other payments and accretion	(662)

Balance as of December 31, 2008	$1,736,298

See Note 20 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 19. Income Tax

The total income tax provision for the years ended December 31 is comprised of the following components:

	2008	2007	2006
Current
Federal	$118,387	$371,250	$140,548
State and local	13,124	36,661	5,803
Foreign	223,143	183,127	54,200

	354,654	591,038	200,551
Deferred
Federal	(481,783)	(8,666)	41,291
State and local	2,002	5,429	2,575
Foreign	(4,171)	(2,255)	(435)

	(483,952)	(5,492)	43,431

Total income tax expense (benefit)	$(129,298)	$585,546	$243,982

The domestic and foreign components of earnings (loss) before income taxes for the years ended December 31 are as follows:

	2008	2007	2006
United States	$(986,175)	$959,977	$146,575
Foreign	602,962	711,455	147,597

	$(383,213)	$1,671,432	$294,172

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $706,691 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2008 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability, however, the amount of the tax and credits is not practically determinable.

The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income tax expense (benefit)	$(383,213)		$1,671,432		$294,172

Federal statutory tax	$(134,125)	35.0%	$585,001	35.0%	$102,960	35.0%
State tax effect, net of federal benefit	11,140	(2.9)	27,359	1.6	5,444	1.8
Non-deductible, charitable stock contribution	—	—	—	—	138,175	47.0
Foreign tax effect, net of federal benefit	1,969	(0.5)	(12,069)	(0.7)	(5,699)	(1.9)
Non-deductible expenses and other differences	2,260	(0.7)	(2,918)	(0.2)	13,086	4.4
Tax exempt income	(10,542)	2.8	(11,827)	(0.7)	(9,984)	(3.4)

Income tax expense (benefit)	$(129,298)	33.7%	$585,546	35.0%	$243,982	82.9%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Effective Income Tax Rate

The effective income tax rates for the years ended December 31, 2008, 2007 and 2006 were 33.7%, 35.0% and 82.9%, respectively. The decrease in the effective income tax rate in 2008 compared to 2007 was primarily due to the impact of the charges associated with the Discover Settlement and American Express Settlement. These charges caused a change in the geographic distribution of pretax income (loss) resulting in pretax income in lower tax jurisdictions and pretax loss in higher tax jurisdictions. The resulting tax benefit of the loss was offset by a tax charge for the remeasurement of deferred tax assets as a result of a change in the Company’s state effective tax rate. As a result of the remeasurement, the Company’s deferred tax assets were reduced by $20,605 and an income tax expense was recorded for the same amount. The change in the effective income tax rate in 2007 compared to 2006 primarily relates to a non-deductible charitable contribution of shares of MasterCard Class A common stock to the Foundation during 2006. MasterCard recorded a significant expense equal to the value of the Class A common stock donated to the Foundation. Under the terms of the contribution to the Foundation, this donation is generally not deductible to MasterCard for tax purposes. This transaction is discussed in more detail in Note 14 (Stockholders’ Equity).

Deferred Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 was comprised of the following:

	Assets (Liabilities)
	2008		2007
	Current	Non-current	Current	Non-current
Accrued liabilities (including litigation settlements)	$268,376	$386,608	$61,996	$111,271
Deferred compensation and benefits	5,670	72,163	4,250	52,003
Stock based compensation	—	50,621	—	39,287
Intangible assets	—	(49,476)	—	(43,897)
Property, plant and equipment	—	(23,406)	—	(13,941)
State taxes and other credits	21,513	31,589	21,513	40,197
Other items	(11,764)	29,760	(9,505)	16,277
Redecard unrealized gain	—	—	(33,729)	—
Valuation allowance	—	(4,810)	—	(9,332)

	$283,795	$493,049	$44,525	$191,865

The 2008 and 2007 valuation allowances relate to the Company’s ability to recognize tax benefits associated with state net operating losses. If not utilized, approximately $17,234 of state carryforward net operating losses will begin to expire commencing in 2011.

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

A reconciliation of beginning and ending tax benefits for the years ended December 31, is as follows:

	2008	2007
Beginning balance	$134,826	$109,476
Additions:
Current year tax positions	20,447	40,288
Prior year tax positions	15,654	4,544
Reductions:
Prior year tax positions, due to changes in judgments	(2,613)	(4,886)
Settlements with tax authorities	(1,397)	(11,990)
Expired statute of limitations	(3,732)	(2,606)

Ending balance	$163,185	$134,826

The entire balance of $163,185 of unrecognized tax benefits, if recognized, would affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company is subject to tax in the United States, Belgium and various state and other foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2001.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. At December 31, 2008 and 2007, the Company had recognized net interest payable of $14,014 and $5,897, respectively, in its consolidated balance sheets. For the years ended December 31, 2008 and 2007, the Company recorded interest expense of $8,118 and $800, respectively, in its consolidated statements of operations. At December 31, 2008 and 2007, the Company had recognized $2,609, respectively, of penalties payable in its consolidated balance sheets.

Note 20. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except for those matters described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

On September 18, 2003, MasterCard filed a motion before the District Court judge in the DOJ case seeking to enjoin Visa from enforcing a newly-enacted bylaw requiring Visa’s 100 largest issuers of debit cards in the United States to pay a so-called “settlement service” fee if they reduce their Visa debit volume by more than 10%. This bylaw was later modified to clarify that the settlement service fee would only be imposed if an issuer shifted its portfolio of debit cards to MasterCard. Visa implemented this bylaw provision following the settlement of the U.S. merchant lawsuit described under the heading “U.S. Merchant and Consumer Litigations” below. On June 7, 2007, the District Court judge issued an opinion and order finding that the SSF violated the final judgment in the DOJ litigation. The Court’s order requires Visa to repeal the SSF and also permits any of Visa’s largest 100 debit issuers who entered into an agreement relating to debit card issuance with Visa while the SSF was in place to terminate its agreement with Visa in order to enter into an agreement with MasterCard to issue MasterCard-branded debit cards. On July 29, 2008, in connection with the execution of the judgment sharing agreement in the Discover litigation described below, and as separate consideration to MasterCard reflected in the allocation provisions of that agreement, Visa agreed to dismiss its appeal and MasterCard released any potential claims that it may have against Visa in connection with the SSF.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On February 25, 2008, the Antitrust Division of the DOJ issued a Civil Investigative Demand (“CID”) to MasterCard seeking information regarding a potential violation of the final judgment in the DOJ litigation discussed in the preceding paragraphs. The CID sought documents, data and narrative responses to several interrogatory and document requests which focused on whether early termination and waiver provisions in agreements between MasterCard and issuers violated the DOJ final judgment. On February 10, 2009, the DOJ informed MasterCard that it had closed its investigation that led to the issuance of this CID.

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against MasterCard, Visa U.S.A. Inc. and Visa International Services Association. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to Judge Barbara Jones, the same judge who issued the DOJ decision described above. In an amended complaint filed on January 7, 2005, Discover alleged that the implementation and enforcement of MasterCard’s CPP, Visa’s bylaw provision and the Honor All Cards rule violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services. Discover sought treble damages in an amount to be proved at trial along with attorneys’ fees and costs. On June 7, 2007, Discover filed a second amended complaint that mirrored the claims in its amended complaint but deleted allegations relating to MasterCard’s Honor All Cards rule as well as Discover’s Section 2 monopolization and attempted monopolization claims against MasterCard based upon an earlier ruling by the court dismissing those claims. Fact discovery was completed on May 31, 2007. Discover submitted expert reports purporting to demonstrate that it had incurred damages in excess of $6,000,000 before trebling. MasterCard submitted expert reports countering the damages arguments made in Discover’s reports and concluding that damages are negative. Trial was scheduled to commence on October 14, 2008. On July 29, 2008, MasterCard and Visa entered into a judgment sharing agreement that provided for the apportionment of certain costs and liabilities which MasterCard and Visa might incur, jointly and/or severally, in the event of an adverse judgment or settlement in the Discover litigation. The judgment sharing agreement provided that Visa would be responsible for the substantial majority of any judgment or settlement in the litigation, based primarily on relevant volumes. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750,000. The MasterCard share of the settlement, paid to Discover in November 2008, was $862,500. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008.

On November 15, 2004, American Express filed a complaint against MasterCard, Visa and eight member banks, including JPMorgan Chase & Co., Bank of America Corp., Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Co., Providian Financial Corp. and USAA Federal Savings Bank. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to Judge Jones. The complaint alleges that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and a market for debit card network services. In November 2007, Visa and the remaining bank defendants reached a settlement with American Express and were dismissed from the case. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard, following which Judge Jones dismissed the case without prejudice, pending full payment. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter. See Note 18 (Obligations under Litigation Settlements) for additional discussion. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’ U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. Beginning September 9, 2008, MasterCard made two quarterly payments in the maximum amount required by the settlement agreement as American Express had met the performance criteria set forth in the agreement. Total future payments discounted at 5.75% over the payment term, or $1,649,345, are reflected on MasterCard’s Statement of Operations as a litigation settlement for the twelve months ended December 31, 2008.

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

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. The parties are awaiting a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

decision on MasterCard’s motion to dismiss in New Mexico. In December 2008, MasterCard reached an agreement in principle to resolve the California state court actions described above for a payment by MasterCard of $6,000. The parties are negotiating a settlement agreement that will be subject to court approval. On January 7, 2008, MasterCard executed a settlement agreement, in which it agreed to resolve the West Virginia consumer action for a payment by MasterCard of $3,400, which is consistent with the reserve that MasterCard had established for the case in the second quarter of 2007. The court granted final approval of this settlement on August 22, 2008.

At this time, it is not possible to determine the outcome of, or, except as indicated above in the West Virginia and California consumer actions, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation in which the United States District Court for the Southern District of New York found that MasterCard’s CPP and Visa’s bylaw constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Litigation and Related Private Litigations.” MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery. In November 2008, MasterCard and Visa moved for summary judgment seeking to dismiss plaintiffs remaining causes of action. The parties are currently briefing the motion. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and no provision for losses has been provided in connection with it.

eFunds Litigation

On December 13, 2006, MasterCard notified eFunds Corporation (“eFunds”) that it was terminating the Marketing Sales and Services Alliance Agreement (the “Agreement”) whereby the parties agreed to work together to provide debit processing services to financial institutions. On or about January 30, 2007, eFunds filed a verified complaint against MasterCard in Superior Court for the State of Arizona, alleging that MasterCard’s termination of the Agreement was improper. On December 23, 2008, the parties executed a settlement agreement resolving the action. The settlement involved no financial payment by either party, and MasterCard and eFunds agreed to a mutually satisfactory commercial resolution.

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard’s interchange fees are subject to regulatory or legal review and/or challenges in a number of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. No provision for losses has been provided in connection with them.

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

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief. On January 29, 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. The time in which MasterCard can respond to the complaint is currently running.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On September 7, 2007, Magistrate Judge Orenstein issued a report and recommendation that MasterCard’s motion to dismiss the pre-2004 damages claims should be granted in its entirety. On January 8, 2008, the district court adopted the magistrate judge’s report and recommendation and dismissed the plaintiffs’ pre-2004 damage claims. On January 11, 2008, the magistrate judge issued a report and recommendation that MasterCard’s motion to dismiss the individual merchant defendants’ Section 2 claims should be denied. On February 15, 2008, MasterCard filed objections to the magistrate judge’s report and recommendation. On May 14, 2008, the court issued an order rejecting MasterCard’s objections and adopted the magistrate’s recommendation denying MasterCard’s motion to dismiss. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefing on class certification was completed on January 29, 2009, and briefing on case dispositive motions is to be completed by March 8, 2010. No trial date has been scheduled. On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On February 12, 2008, Magistrate Judge Orenstein issued a report and recommendation that granted in part and denied in part MasterCard’s motion to dismiss. Specifically, Magistrate Orenstein recommended that MasterCard’s motion to dismiss plaintiffs’ fraudulent conveyance claims be granted but he allowed plaintiffs leave to replead those claims. Magistrate Orenstein otherwise recommended the denial of all other aspects of MasterCard’s motion to dismiss plaintiffs’ Section 7 and Section 1 claims described above. On April 4, 2008, MasterCard filed objections to Magistrate Orenstein’s report and recommendation. On November 25, 2008, the court agreed with MasterCard’s objections and reversed the portion of Magistrate Orenstein’s report that had recommended the denial of MasterCard’s motion to dismiss. As such, the court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint that is directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek unspecified damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. MasterCard’s time in which to answer or move to dismiss the complaint is currently running. The parties have also entered into court-recommended mediation.

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none.

The decision required MasterCard to cease applying the MasterCard MIF, to refrain from repeating the infringement, and not to apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard presently estimates to be approximately $500 U.S. per day) in the event that MasterCard fails to comply.

On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the EU Court of First Instance. MasterCard also has the right to seek interim relief to prevent the decision from becoming effective before the outcome of its appeal or with respect to other aspects of the decision, although it is uncertain whether MasterCard would receive any such relief.

On March 26, 2008, the European Commission announced that it has opened formal antitrust proceedings against Visa Europe Limited, under Article 81 of the EC Treaty, in relation to Visa’s multilateral interchange fees for cross-border consumer payment card transactions within the EEA and Visa’s ‘honor all cards’ rule as it applies to these transactions.

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

On June 12, 2008 MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. Discussions are continuing between MasterCard and the European Commission concerning what interchange fee setting methodology MasterCard might employ and what level of interchange fees it might establish in compliance with the decision.

On October 17, 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response on November 13, 2008. While MasterCard does not believe that the pricing changes contravene either the decision or European Community law, the European Commission could make such a determination, in which case it could also fine MasterCard and order it to repeal the pricing increases. MasterCard could appeal such a decision but, if its appeal were unsuccessful, MasterCard could be liable for substantial fines and subject to civil suits, and its ability to compete in the European Union, including the Company’s results of operations, cash flows and financial condition, could be materially and adversely affected.

Although MasterCard believes that any business practices it would implement in response to the decision would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages.

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

Shortly thereafter, OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages.

Poland.    In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision. On November 12, 2008, the appeals court reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the appeals court’s decision because it has significant interest in the outcome of the case. The PCA has appealed other parts of the decision. If on appeal, the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

New Zealand.    In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

MasterCard’s practices including its “honor all cards” rule do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages and injunctive relief. The litigations are currently in the written evidentiary phase and are not expected to go to trial until October 2009. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand customers and on MasterCard’s overall business in New Zealand.

Australia.    In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, on September 26, 2008, the RBA released its final conclusions. These indicate that the RBA is willing to withdraw its regulations if MasterCard and Visa make certain undertakings regarding the future levels of their respective credit card interchange fees and other practices including their “honor all cards” rules. If the undertakings are not made, the RBA is considering imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa in Australia. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems, which could have a significant adverse impact on MasterCard’s business in Australia.

South Africa.    On August 4, 2006, the South Africa Competition Commission (“SACC”) created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, on June 25, 2008, the Enquiry published an Executive Summary of its findings. The Enquiry’s full report was made public on December 12, 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. The Enquiry’s report is non-binding but is under active consideration by South African regulators. If adopted, the Enquiry’s recommendations could have a significant adverse impact on MasterCard’s business in South Africa.

On October 21, 2008, the South African National Assembly (the “NA”) adopted amendments to that country’s competition laws concerning so-called “complex monopolies” and criminalizing violations of those laws (the “Bill”). On January 29, 2009, the President of South Africa referred the Bill back to the National Assembly for further consideration and, recently, indicated that he may submit the Bill to that country’s Constitutional Court for examination if the NA fails to act on his request. If the Bill is ultimately determined to be constitutional and becomes law, it could have a significant adverse impact on MasterCard’s business in South Africa.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Brazil, Colombia, Czech Republic, Mexico, Venezuela, Estonia, Israel, Italy, Norway, Portugal, Switzerland and Turkey are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	2008	2007
MasterCard-branded transactions:
Gross Settlement Exposure	$21,179,044	$22,783,200
Collateral held for Settlement Exposure	(1,813,171)	(2,161,754)

Net uncollateralized Settlement Exposure	$19,365,873	$20,621,446

Uncollateralized Settlement Exposure attributable to non-compliant members	$56,795	$108,141

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,236,175	$3,347,853

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 49% and 43% at December 31, 2008 and December 31, 2007, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 10% and 11% at December 31, 2008 and December 31, 2007, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 48% and 64% at December 31, 2008 and December 31, 2007, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $446,679 and $563,087 at December 31, 2008 and 2007, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded travelers cheques.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $348,995 and $452,134 at December 31, 2008 and 2007, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $15,949 and $18,004 at December 31, 2008 and 2007, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

During 2008, many of the Company’s financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets and the economic turmoil around the world that ensued. These events present increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures, including no losses in the last several years. Accordingly, a negligible amount of reserves has been established as of December 31, 2008 and 2007 to mitigate this risk.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 22. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. The Company also enters into contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. At December 31, 2008, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	December 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$292,538	$21,913	$39,933	$(286)
Commitments to sell foreign currency	154,187	12,227	22,088	388

Euro Functional Currency

	December 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to sell foreign currency	$66,405	$(409)	$49,698	$(275)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Australian dollar, and Norwegian Krone. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of December 31, 2008 and December 31, 2007 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2008 and December 31, 2007, respectively.

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

Revenue by geographic market is based on the location of the Company’s customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 47.2%, 49.7% and 52.3% of net revenues in 2008, 2007 and 2006, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard did not have any one customer that generated greater than 10% of net revenues in 2008 or 2007. MasterCard had one customer that generated greater than 10%, or $359,319, of net revenues in 2006.

Note 24. Other Income

During the year ended December 31, 2008, the Company recognized $75,000, pre-tax, in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business. During the year ended December 31, 2007, the Company recognized $90,000, pre-tax, in other income related to a settlement agreement to discontinue its relationship with the organization which operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA (Unaudited)

(In thousands, except per share data)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2008 Total
Revenue	$1,182,084	$1,246,504	$1,338,178	$1,224,834	$4,991,600
Operating income (loss)	515,607	(1,233,204)	(279,264)	462,356	(534,505)
Net income (loss)	446,878	(746,653)	(193,582)	239,442	(253,915)
Net income (loss) per share (basic)[2]	$3.40	$(5.74)	$(1.49)	$1.85	$(1.95)
Weighted average shares outstanding (basic)	131,426	130,073	129,536	129,572	130,148
Net income (loss) per share (diluted)[2]	$3.38	$(5.74)	$(1.49)	$1.84	$(1.95)
Weighted average shares outstanding (diluted)	132,220	130,073	129,536	130,404	130,148

	2007 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2007 Total
Revenue	$915,103	$996,959	$1,082,850	$1,072,687	$4,067,599
Operating income	313,938	268,816	353,303	172,055	1,108,112
Net income	214,906	252,286	314,461	304,233	1,085,886
Net income per share (basic)	$1.58	$1.86	$2.32	$2.28	$8.05 [2]
Weighted average shares outstanding (basic)	135,847	135,865	135,357	133,548	134,887
Net income per share (diluted)	$1.57	$1.85	$2.31	$2.26	$8.00 [2]
Weighted average shares outstanding (diluted)	136,594	136,687	136,228	134,448	135,695

[1]

Portions of our business can be seasonal. Our gross revenue has historically reflected progressively increased card purchasing volume throughout the year, particularly in the fourth quarter during the holiday shopping period. Similarly, customer and merchant incentives, which are recorded as contra-revenue, and advertising and marketing expenses have historically increased in the fourth quarter, generally causing our profitability to decline. Fourth quarter results in 2008 reflect an opposite trend as a result of the global economic slowdown; purchasing volumes have decreased, rebates and incentives are correspondingly smaller and advertising and marketing expenses have been curtailed.

[2]

As more fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Item 8 of this Report, these amounts will be revised in accordance with the adoption of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1 on January 1, 2009.

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

Changes in Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2008. In a report included in Item 8 of this Report, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2008. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Item 8 of this Report.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

On February 12, 2009, the Company, in the ordinary course of business, issued 53 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 16 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee and audit committee financial experts appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2009 (the “Proxy Statement”).

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

See Index to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

MASTERCARD INCORPORATED
(Registrant)

Date: February 19, 2009	By:	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 19, 2009	/S/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer; Director
(Principal Executive Officer)
Date: February 19, 2009	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)
Date: February 19, 2009	/S/ TARA MAGUIRE
Tara Maguire
Corporate Controller
(Principal Accounting Officer)
Date: February 19, 2009	/S/ SILVIO BARZI
Silvio Barzi
Director
Date: February 19, 2009	/S/ DAVID R. CARLUCCI
David R. Carlucci
Director
Date: February 19, 2009	/S/ STEVEN FREIBERG
Steven Freiberg
Director
Date: February 19, 2009	/S/ BERNARD S.Y. FUNG
Bernard S.Y. Fung
Director
Date: February 19, 2009	/S/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date: February 19, 2009	/S/ NANCY J. KARCH
Nancy J. Karch
Director
Date: February 19, 2009	/S/ MARC OLIVIÉ
Marc Olivié
Director
Date: February 19, 2009	/S/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director
Date: February 19, 2009	/S/ MARK SCHWARTZ
Mark Schwartz
Director
Date: February 19, 2009	/S/ JACKSON TAI
Jackson Tai
Director
Date: February 19, 2009	/S/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2007 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 5, 2008 (File No. 001-32877)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.1	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.2	Lease, dated as of August 31, 1999, between MasterCard International O’Fallon 1999 Trust and MasterCard International Incorporated, relating to $149,380,000 7.36% Series A Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust and up to $5,000,000 Series B Senior Secured Notes due September 1, 2009 of MasterCard International O’Fallon 1999 Trust (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

10.3	Guarantee, dated as of August 31, 1999, made by MasterCard International Incorporated in favor of State Street Bank and Trust Company of Missouri, N.A., as Indenture Trustee for the Noteholders under the Indenture, dated as of August 31, 1999 between MasterCard International O’Fallon 1999 Trust and the Indenture Trustee (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed November 9, 2001 (File No. 333-67544)).

10.3.1	First Amendment To Guarantee, dated as of November 23, 2004, between MasterCard International Incorporated, MasterCard Incorporated and UMB Bank & Trust, N.A. (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.4	Indenture, dated as of August 31, 1999, from MCI O’Fallon 1999 Trust to State Street Bank and Trust Company of Missouri, N.A., relating to the MasterCard Winghaven facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.5	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.6*	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (File No. 000-50250)).

10.7*	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (File No. 000-50250)).

10.8*	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed May 23, 2006 (File No. 333-128337)).

10.9*	Amendment to Member Business Agreement by and between MasterCard International Incorporated and HSBC Bank USA and Household Bank (SB), N.A. dated December 27, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.10*	Amended and Restated Customer Business Agreement, dated December 27, 2006, between MasterCard International Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.10.1*	First Amendment to Amended and Restated Customer Business Agreement, dated January 8, 2008, between MasterCard International Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2008 (File No. 001-32877)).

10.10.2*	Second Amendment to Amended and Restated Customer Business Agreement, dated June 19, 2008, between MasterCard International Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008 (File No. 001-32877)).

10.11 +	Form of Employment Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (File No. 333-67544)).

10.11.1+	Form of Change-in-Control Agreement between MasterCard International Incorporated and Executive Officers other than the President and Chief Executive Officer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 7, 2003 (File No. 333-67544)).

10.11.2+	Letter from MasterCard International Incorporated to Alan J. Heuer, dated March 22, 2004 (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.11.3+	Agreement dated December 23, 2008 by and between MasterCard International Incorporated and Alan Heuer (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed December 29, 2008 (File No. 001-32877)).

10.12+	Annual Base Salary for Certain Named Executive Officers of MasterCard Incorporated, as of March 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2008 (File No. 001-32877)).

10.13+	Employment Agreement between Robert W. Selander and MasterCard International dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.14+	Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.15+	Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.16+	Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.17+	MasterCard International Incorporated Executive Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 4, 2004 (File No. 000-50250)).

10.18+	MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008.

10.19+	MasterCard International Incorporated Value Appreciation Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2004 (File No. 000-50250)).

10.20+	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.21+	MasterCard International Senior Executive Annual Incentive Compensation Plan, amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2007 (File No. 001-32877).

10.22+	MasterCard International Incorporated Restoration Program, as amended and restated as of January 1, 2007 unless otherwise provided.

10.23+	Schedule of Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

10.24+	MasterCard International Incorporated Senior Executive Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2005 (File No. 000-50250)).

10.25+	MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004.

10.26+	MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008.

10.27+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.28+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.29+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.30+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877).

10.31+	2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008.

10.32+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.33	Form of Indemnification Agreement between MasterCard Incorporated and each of its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.34	Form of Indemnification Agreement between MasterCard Incorporated and each of its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.35	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.36	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.37	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.38	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.39*	Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.40	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.41	Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

18.1	Letter re change in accounting principles by PricewaterhouseCoopers LLP dated May 8, 2003 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003 (File No. 000-50250)).

21	List of Subsidiaries of MasterCard Incorporated.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.