Form 10-Q
period 2009-03-31
MASTERCARD INC
filed 2009-05-01
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐     No  ☒

As of April 27, 2009, there were 98,515,734 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 30,848,778 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,772 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,678,192	$1,505,160
Investment securities, at fair value:
Available-for-sale	597,669	588,095
Municipal bonds held-to-maturity	—	154,000
Accounts receivable	533,654	639,482
Income taxes receivable	—	198,308
Settlement due from customers	554,624	513,191
Restricted security deposits held for customers	205,262	183,245
Prepaid expenses	206,572	213,612
Deferred income taxes	257,577	283,795
Other current assets	73,350	32,619

Total Current Assets	4,106,900	4,311,507
Property, plant and equipment, at cost (less accumulated depreciation of $289,634 and $278,269)	454,227	306,798
Deferred income taxes	553,338	567,567
Goodwill	281,277	297,993
Other intangible assets (less accumulated amortization of $376,759 and $377,570)	375,512	394,282
Investment securities available-for-sale, at fair value	191,240	191,760
Municipal bonds held-to-maturity	36,909	37,450
Prepaid expenses	316,381	302,095
Other assets	99,528	66,397

Total Assets	$6,415,312	$6,475,849

LIABILITIES AND EQUITY
Accounts payable	$262,622	$262,342
Settlement due to customers	530,842	532,237
Restricted security deposits held for customers	205,262	183,245
Obligations under litigation settlements (Note 14)	710,735	713,035
Accrued expenses	898,228	1,032,061
Short-term debt	—	149,380
Other current liabilities	143,615	118,151

Total Current Liabilities	2,751,304	2,990,451
Deferred income taxes	69,436	74,518
Obligations under litigation settlements (Note 14)	898,875	1,023,263
Long-term debt	18,407	19,387
Other liabilities	447,961	436,255

Total Liabilities	4,185,983	4,543,874
Commitments and Contingencies (Notes 13, 14 and 16)
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 105,255,954 and 105,126,588 shares issued and 98,515,364 and 98,385,998 outstanding, respectively	10	10
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 30,848,778 issued and outstanding, respectively	4	4
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,765 and 1,728 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,320,352	3,304,604
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250,000)	(1,250,000)
Retained earnings (accumulated deficit)	111,477	(236,100)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	99,662	175,040
Defined benefit pension and other postretirement plans, net of tax	(42,166)	(43,207)
Investment securities available-for-sale, net of tax	(17,977)	(22,996)

Total accumulated other comprehensive income	39,519	108,837

Total Stockholders’ Equity	2,221,362	1,927,355
Non-controlling interests	7,967	4,620

Total Equity	2,229,329	1,931,975

Total Liabilities and Equity	$6,415,312	$6,475,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Revenues, net	$1,156,102	$1,182,084
Operating Expenses
General and administrative	447,853	461,625
Advertising and marketing	115,969	179,588
Depreciation and amortization	30,987	25,264

Total operating expenses	594,809	666,477

Operating income	561,293	515,607
Other Income (Expense)
Investment income, net	17,401	114,770
Interest expense	(35,798)	(15,318)
Other income, net	6,982	73,522

Total other income (expense)	(11,415)	172,974

Income before income taxes	549,878	688,581
Income tax expense	182,668	241,703

Net income	367,210	446,878
Loss attributable to non-controlling interests	48	—

Net Income Attributable to MasterCard	$367,258	$446,878

Basic Earnings per Share (Note 2)	$2.81	$3.37

Basic Weighted Average Shares Outstanding (Note 2)	129,636	131,426

Diluted Earnings per Share (Note 2)	$2.80	$3.37

Diluted Weighted Average Shares Outstanding (Note 2)	129,975	131,764

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Activities
Net income	$367,210	$446,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,987	25,264
Gain on sale of Redecard S.A. available-for-sale securities	—	(85,903)
Share based payments (Note 12)	14,596	11,051
Stock units settled in cash for taxes	(7,253)	(65,760)
Tax benefit for share based compensation	(7,962)	(40,661)
Impairment of assets	15,258	7,309
Accretion of imputed interest on litigation settlements	25,612	7,982
Deferred income taxes	40,311	(31,982)
Other	(2,318)	2,550
Changes in operating assets and liabilities:
Trading securities	—	2,561
Accounts receivable	101,517	16,369
Income taxes receivable	190,000	—
Settlement due from customers	(69,438)	(20,861)
Prepaid expenses, current	4,076	(28,280)
Other current assets	(65,817)	(12,122)
Prepaid expenses, non-current	(23,497)	1,679
Litigation settlement payments	(152,300)	—
Accounts payable	2,921	10,046
Settlement due to customers	31,557	(46,381)
Accrued expenses	(106,545)	(5,994)
Net change in other assets and liabilities	27,168	30,167

Net cash provided by operating activities	416,083	223,912

Investing Activities
Purchases of property, plant and equipment	(11,932)	(12,447)
Capitalized software	(15,962)	(19,279)
Purchases of investment securities available-for-sale	(15,334)	(385,048)
Proceeds from sales and maturities of investment securities, available-for-sale	12,707	640,920
Investment in affiliates	(17,789)	(2,624)
Acquisition of business, net of cash acquired	(2,913)	—
Other investing activities	1,693	514

Net cash provided by (used in) investing activities	(49,530)	222,036

Financing Activities
Dividends paid	(19,676)	(20,038)
Cash proceeds from exercise of stock options	431	1,671
Tax benefit for share based compensation	7,962	40,661
Purchase of treasury stock	—	(294,112)
Payment of debt	(149,380)	—
Redemption of non-controlling interest	(4,620)	—

Net cash used in financing activities	(165,283)	(271,818)

Effect of exchange rate changes on cash and cash equivalents	(28,238)	39,125

Net increase in cash and cash equivalents	173,032	213,255
Cash and cash equivalents — beginning of period	1,505,160	1,659,295

Cash and cash equivalents — end of period	$1,678,192	$1,872,550

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Total	Common Shares		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Non- Controlling Interests
		Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2008	$1,931,975	$10	$4	$3,304,604	$(1,250,000)	$(236,100)	$108,837	$4,620
Redemption of non-controlling interest	(4,620)	—	—	—	—	—	—	(4,620)
Investment in majority owned entity	8,015	—	—	—	—	—	—	8,015
Net income (loss)	367,210	—	—	—	—	367,258	—	(48)
Other comprehensive loss, net of tax	(69,318)	—	—	—	—	—	(69,318)	—
Cash dividends declared on Class A and Class B common stock, $0.15 per share	(19,669)	—	—	12	—	(19,681)	—	—
Share based payments	14,596	—	—	14,596	—	—	—	—
Stock units settled in cash for taxes	(7,253)	—	—	(7,253)	—	—	—	—
Tax benefit for share based compensation	7,962	—	—	7,962	—	—	—	—
Cash proceeds from exercise of stock options	431	—	—	431	—	—	—	—

Balance at March 31, 2009	$2,229,329	$10	$4	$3,320,352	$(1,250,000)	$111,477	$39,519	$7,967

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net Income	$367,210	$446,878
Other comprehensive income (loss):
Foreign currency translation adjustments	(75,378)	76,634
Defined benefit pension and postretirement plans, net of tax	1,041	141
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	5,019	(66,540)

Other comprehensive income (loss)	(69,318)	10,235

Comprehensive Income	297,892	457,113
Loss attributable to non-controlling interests	48	—

Comprehensive Income Attributable to MasterCard	$297,940	$457,113

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

Consolidation and basis of presentation — The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it was not an operating entity and had no employees. In March 2009, the Company discontinued its use of the variable interest entity. See Note 11 (Consolidation of Variable Interest Entity) for further discussion. Intercompany transactions during the periods ended March 31, 2009 and 2008 have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements as of December 31, 2008. The consolidated financial statements for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures, including a summary of the Company’s significant accounting policies.

Reclassification of prior period amounts and recent accounting pronouncements — Certain prior period amounts have been reclassified to conform to the 2009 presentation. The amounts reclassified primarily relate to the adoption of certain accounting standards and the reclassification of certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $20,000 of these expenses have been reclassified for the three months ended March 31, 2008 to conform to the 2009 presentation.

With respect to adoption of accounting standards, the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) became effective for the Company on January 1, 2009, resulting in the retroactive adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings Per Share) for further detail.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. Effective January 1, 2009, the Company applied the provisions of SFAS 160 retrospectively in the consolidated

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

financial statements. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations for any periods presented.

The provisions of FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 18 (Foreign Exchange Risk Management) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company will adopt FSP FAS 107-1 and APB 28-1 by making the required additional financial statement disclosures during the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 will have no financial impact on our consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company will adopt FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and is evaluating the impact of the adoption on its consolidated financial statements.

Finally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) during April 2009. FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company will adopt FSP FAS 157-4 during the second quarter of 2009 and is evaluating the impact of the adoption on its consolidated financial statements.

Note 2. Earnings Per Share

FSP EITF 03-6-1 became effective January 1, 2009 with retrospective application. Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing earnings per share under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009 and therefore has presented EPS under the two-class method pursuant to FSP EITF 03-6-1.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The components of basic and diluted EPS for common shares under the two-class method for the three months ended March 31 were as follows:

	2009	2008
Numerator:
Net income attributable to MasterCard	$367,258	$446,878
Less: Net income allocated to Unvested Units	2,691	3,423

Net income attributable to MasterCard allocated to common shares	$364,567	$443,455

Denominator:
Basic EPS weighted average shares outstanding	129,636	131,426
Dilutive stock options and stock units	339	338

Diluted EPS weighted-average shares outstanding	129,975	131,764

Earnings per Share
Total Basic	$2.81	$3.37

Total Diluted	$2.80	$3.37

The calculation of diluted earnings per share excluded approximately 290 and 141 stock options for the three months ended March 31, 2009 and 2008, respectively, because the effect would have been antidilutive.

The following table compares EPS as originally reported and EPS under the two-class method, pursuant to FSP EITF 03-6-1, to quantify the impact of the new standard on EPS for the three months ended March 31, 2008.

Basic — as originally reported	$3.40
Basic — pursuant to FSP EITF 03-6-1	$3.37

Impact of FSP EITF 03-6-1 on basic EPS	$(0.03)

Diluted — as originally reported	$3.38
Diluted — pursuant to FSP EITF 03-6-1	$3.37

Impact of FSP EITF 03-6-1 on diluted EPS	$(0.01)

Note 3. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for each of the three month periods ended March 31:

	2009		2008
Dividends declared but not yet paid	$19,691		$19,992
Liabilities assumed related to investments in affiliates	8,750		—
Municipal bonds cancelled	154,000	[1]	—
Revenue bonds received	(154,000)[2]		—
Building and land assets recorded pursuant to capital lease	(154,000)[2]		—
Capital lease obligation	154,000	[2]	—

[1]	See Note 11 (Consolidation of Variable Interest Entity) for further details.
[2]	See Note 7 (Property, Plant, and Equipment) for further details.

Note 4. Fair Value

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

Pursuant to the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which the Company adopted effective January 1, 2008, the Company classifies its fair value measurements in a three-level hierarchy (the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

“Valuation Hierarchy”). The distribution of the Company’s financial instruments, which are measured at fair value on a recurring basis, within the Valuation Hierarchy, is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2009
Municipal bonds[1]	$—	$493,294	$—	$493,294
Taxable short-term bond funds	104,313	—	—	104,313
Auction rate securities	—	—	191,240	191,240
Foreign currency forward contracts	—	27,669	—	27,669
Other	62	—	—	62

Total	$104,375	$520,963	$191,240	$816,578

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Municipal bonds[1]	$—	$485,490	$—	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	—	—	191,760	191,760
Foreign currency forward contracts	—	33,731	—	33,731
Other	17	—	—	17

Total	$102,605	$519,221	$191,760	$813,586

[1]

Available-for-sale municipal bonds are carried at fair value and are included in the above tables. However, held-to-maturity municipal bonds are carried at amortized cost and excluded from the above tables.

The Company holds investments in auction rate securities (“ARS”). Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education.

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all 44 investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of March 31, 2009, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three months ended March 31, 2009, the Company did not sell any ARS but there were some partial calls of ARS.

The Company continues to believe that the fair value of its ARS portfolio does not approximate par value due to the continued lack of liquidity in the ARS market. The Company has considered the continued lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Due to the lack of comparable, orderly transactions and pursuant to the provisions of SFAS 157, the Company utilized the income approach, which included a discounted cash flow analysis of the estimated future cash flows for the ARS portfolio as of March 31, 2009, to estimate the fair value of its ARS portfolio. Based on this approach, the Company estimated a 20% discount to the par value of the ARS portfolio. The temporary impairment included in accumulated other comprehensive income related to the Company’s ARS was $47,810 and $47,940 as of March 31, 2009 and December 31, 2008, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the temporary impairment by approximately $24,000 at each period end.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (credit event, interest related or market fluctuations); (2) MasterCard’s ability and intent to hold the investments for a sufficient period of time to allow for recovery of value; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in the credit quality of the securities, changes in liquidity affected by the auction mechanism or issuer calls of the securities and the effects of changes in interest rates. As of March 31, 2009, the Company had the ability and intent to hold its ARS investments until recovery of fair value, which may be maturity or earlier if called, and therefore did not consider unrealized losses to be other-than-temporary.

The ARS investments have been classified within level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2009 to March 31, 2009. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2009	$191,760
Calls, at par	(650)
Recovery of unrealized losses due to issuer calls[1]	130

Fair value, March 31, 2009	$191,240

[1]

Unrealized gains and losses on available-for-sale securities are recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income. Due to issuer calls at par value during the three months ended March 31, 2009, certain unrealized losses recorded in prior periods were recovered and removed from other comprehensive income.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of March 31, 2009:

	Par Amount	% of Total
Due within 10 years	$4,000	2%
Due year 11 through year 20	42,100	17%
Due year 21 through year 30	141,200	59%
Due after year 30	51,750	22%

Total	$239,050	100%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), the provisions of SFAS 157 became effective for the Company’s nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis on January 1, 2009. The Company’s nonfinancial assets for which the provisions of SFAS 157 are now effective include property, plant and equipment, goodwill and other intangible assets. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material.

The valuation methods for goodwill and other intangibles involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed are based on management’s judgment using internal and external data and as such, fair value determinations related to goodwill and other intangible assets are classified in level 3 of the Valuation Hierarchy.

Note 5. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2009	December 31, 2008
Customer and merchant incentives	$420,010	$397,563
Advertising	50,668	45,608
Data processing	30,063	24,455
Other	22,212	48,081

Total prepaid expenses	522,953	515,707
Prepaid expenses, current	(206,572)	(213,612)

Prepaid expenses, long-term	$316,381	$302,095

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 6. Other Assets

Other assets consisted of the following:

	March 31, 2009	December 31, 2008
Customer and merchant incentives	$88,831	$46,608
Cost and equity method investments	36,811	12,500
Cash surrender value of keyman life insurance	23,492	18,552
Other	23,744	21,356

Total other assets	172,878	99,016
Other assets, current	(73,350)	(32,619)

Other assets, long-term	$99,528	$66,397

Certain customer and merchant business agreements provide a bonus for agreeing to enter into the agreement. As of March 31, 2009 and December 31, 2008, other assets included payments to be made for these bonuses and the related liability was included in accrued expenses. The bonus is amortized over the life of the agreement. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Building and land	$383,397	$216,670
Equipment	257,276	250,395
Furniture and fixtures	52,342	51,124
Leasehold improvements	50,846	66,878

	743,861	585,067
Less accumulated depreciation and amortization	(289,634)	(278,269)

	$454,227	$306,798

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven (see Note 11 (Consolidation of Variable Interest Entity)). The lease includes a bargain purchase option and is thus classified as a capital lease. The land and building assets and capital lease obligation have been recorded at $154,000, which represents the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154,000, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of March 31, 2009 and December 31, 2008, other capital leases of $42,473 and $46,794, respectively, were included in equipment. Accumulated amortization of these capital leases was $33,836 and $36,180 as of March 31, 2009 and December 31, 2008, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $16,576 and $13,885 for the three months ended March 31, 2009 and 2008, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2009	December 31, 2008
Customer and merchant incentives	$519,955	$526,722
Personnel costs	153,261	296,497
Taxes	90,370	20,685
Advertising	50,726	89,567
Other	83,916	98,590

Total accrued expenses	$898,228	$1,032,061

Note 9. Pension Plans

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. The Qualified Plan experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increase in net periodic pension cost, shown below, for the three months ended March 31, 2009

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

versus the same period in 2008 was primarily due to the amortization of actuarial loss into pension expense. Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans for the three months ended March 31, was as follows:

	2009	2008
Service cost	$4,392	$4,995
Interest cost	3,381	3,409
Expected return on plan assets	(3,121)	(4,008)
Amortization
Actuarial loss	2,159	419
Prior service credit	(571)	(582)

Net periodic pension cost	$6,240	$4,233

The Company made contributions totaling $14,000 to the Qualified Plan during the three months ended March 31, 2009 and contributed an additional $7,000 in April 2009. The Company continues to evaluate the Qualified Plan’s funded status and whether additional contributions will be made during 2009. No contributions were made to the Qualified Plan during the first quarter of 2008.

Note 10. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost for the three months ended March 31, was as follows:

	2009	2008
Service cost	$434	$488
Interest cost	906	822
Amortization:
Actuarial (gain)	—	(129)
Transition obligation	53	53

Net periodic postretirement benefit cost	$1,393	$1,234

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

Note 11. Consolidation of Variable Interest Entity

As discussed in Note 7 (Property, Plant and Equipment), the Company executed a new lease agreement for Winghaven. In conjunction with entering into the new lease agreement, the Company terminated the original synthetic lease agreement for Winghaven which included a ten-year term with MCI O’Fallon 1999 Trust (the “Trust”) as the lessor. The Trust, which was a variable interest entity, was established for a single discrete purpose, was not an operating entity, had a limited life and had no employees. The Trust had financed Winghaven through a combination of a third party equity investment in the amount of $4,620 and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) with an aggregate principal amount of $149,380 and a maturity date of September 1, 2009. MasterCard International executed a guarantee of 85.15 percent of the aggregate principal amount of the Secured Notes outstanding, for a total of $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guaranteed the repayment of the total outstanding principal and interest on the Secured Notes and agreed to take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. As the primary beneficiary of the Trust, the Company had consolidated the assets and liabilities of the Trust in its consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

The original Winghaven lease agreement permitted MasterCard International to purchase the facility after August 31, 2006, upon 180 days notice, and extend the lease structure. On August 29, 2008, MasterCard International exercised its option to extend the lease agreement for one additional ten-year term and notified the equity investor and holders of the Secured Notes of its intent to repay the obligations issued through the Trust. The repayment of the aggregate outstanding principal and accrued interest on the Secured Notes and investor equity was effective March 1, 2009 and the guarantee obligations of MasterCard International and MasterCard Incorporated were terminated. The aggregate principal amount and interest plus a “make-whole” amount repaid to the holders of Secured Notes and the equity investor was $164,572. The “make-whole” amount of $4,874 included in the repayment represented the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance and an equity investor premium. As a result of the transaction, the $154,000 of short-term municipal bonds originally issued in 1999 were cancelled.

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. While a consolidated entity for the three months ended March 31, 2009 and 2008, the operations of the Trust had no impact on net income. However, interest income and interest expense were increased by $6,773 and $2,848 for the three months ended March 31, 2009 and 2008, respectively.

Note 12. Share Based Payment and Other Benefits

On March 1, 2009, the Company granted approximately 239 restricted stock units, 155 stock options and 45 performance units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the restricted stock units and performance units, based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on February 27, 2009, the last business day prior to the date of grant, was $158.03. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $69.09. The restricted stock units and performance units will primarily vest on or about February 29, 2012. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution for expensing equity awards. With regard to the performance units, the ultimate number of shares to be received by the employee upon vesting will be based on meeting or exceeding average annual return on equity goals and achievement of quantitative and qualitative goals over the three-year period commencing January 1, 2009. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates will be adjusted as appropriate.

Note 13. Commitments

At March 31, 2009, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
Remainder of 2009	$251,207	$5,533	$20,844	$224,830
2010	182,731	4,945	19,756	158,030
2011	120,895	4,165	12,625	104,105
2012	90,820	3,095	9,660	78,065
2013	52,463	36,837	6,916	8,710
Thereafter	22,834	—	18,947	3,887

Total	$720,950	$54,575	$88,748	$577,627

Included in the table above are capital leases with imputed interest expense of $8,000 and a net present value of minimum lease payments of $46,575. In addition, at March 31, 2009, $36,800 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $13,725 and $9,967 for the three months ended March 31, 2009 and 2008, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,857 and $2,487 for the three months ended March 31, 2009 and 2008, respectively.

Note 14. Obligations Under Litigation Settlements

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

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) with various U.S. merchants. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company is required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled.

The Company recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed from December 31, 2008, as follows:

Balance as of December 31, 2008	$1,736,298
Interest accretion on American Express Settlement	18,981
Interest accretion on U.S. Merchant Lawsuit Settlement	6,624
Payments on American Express Settlement	(150,000)
Other payments and accretion	(2,293)

Balance as of March 31, 2009	$1,609,610

See Note 16 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 15. Income Taxes

The effective income tax rate was 33.2% and 35.1% for the three months ended March 31, 2009 and 2008, respectively. The rate for the three months ended March 31, 2009 was lower than the comparable period in 2008 due primarily to an adjustment to the Company’s balance of deferred taxes during the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company’s unrecognized tax benefits related to tax positions increased by $11,400, all of which would affect the Company’s effective tax rate, if recognized.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

Note 16. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated both Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade, and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracy to monopolize a particular market. These actions were designated as related cases to the DOJ litigation. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter with the first payment having been made in September 2008. See Note 14 (Obligations under Litigation Settlements) for additional discussion. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750,000. The MasterCard share of the settlement, paid to Discover in November 2008, was $862,500. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery. In November 2008, MasterCard and Visa moved for summary judgment seeking to dismiss plaintiffs remaining causes of action. The parties are currently briefing the motion. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and no provision for losses has been provided in connection with it.

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately nine months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process were stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of $28,224 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling $14,112. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believed that it was likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On May 8, 2007, the trial court dismissed the case.

MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Citicorp Diners Club Inc. are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York. In January 2002, the federal plaintiffs filed a Consolidated Amended Complaint (“MDL Complaint”) adding MBNA Corporation and MBNA America Bank, N.A. as defendants. This pleading asserts two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged “inter-association” conspiracy among MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

(together with its members), Visa (together with its members) and Diners Club to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount and frequently more”; and (ii) two alleged “intra-association” conspiracies, whereby each of Visa and MasterCard is claimed separately to have conspired with its members to fix currency conversion “fees” allegedly charged to cardholders of “no less than 1% of the transaction amount” and “to facilitate and encourage institution—and collection—of second tier currency conversion surcharges.” The MDL Complaint also asserts that the alleged currency conversion “fees” have not been disclosed as required by the Truth in Lending Act and Regulation Z.

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

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. Accordingly, the settlement is now final. See Note 14 (Obligations under Litigation Settlements) for additional discussion.

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

At this time, it is not possible to determine the outcome of, or, except as indicated above in the California consumer action, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

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

United States. On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification.

On January 29, 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. On March 31, 2009, MasterCard and the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties are currently briefing this motion.

On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On November 25, 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek unspecified damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. On March 31, 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties are currently briefing this motion. Briefing on dispositive motions, including summary judgment motions, is scheduled to be completed by March 8, 2010. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

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

On March 26, 2008, the European Commission announced that it has opened formal antitrust proceedings against, and on April 6, 2009, the European Commission announced that it had issued a Statement of Objections to, Visa Europe Limited, under Article 81 of the EC Treaty. The proceedings are in relation to Visa’s multilateral interchange fees for cross-border consumer payment card transactions within the EEA and Visa’s ‘honor all cards’ rule as it applies to these transactions.

The December 19, 2007 decision against MasterCard permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission’s satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. In March 2008, MasterCard entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, on April 26, 2008, the European Commission informed MasterCard that it had rejected such request. On June 12, 2008 MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. Discussions continued between MasterCard and the European Commission concerning what interchange fee setting methodology MasterCard might employ and what level of interchange fees it might establish in compliance with the decision. On October 17, 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response on November 13, 2008.

On March 30, 2009, MasterCard gave certain undertakings to the European Commission and, in response, on April 1, 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 19, 2007 or for infringing the antitrust laws in relation to the October 1, 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard’s undertakings include: (1) repealing the October 1, 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the EU Court of First Instance regarding MasterCard’s application for annulment of the European Commission’s December 19, 2007 decision.

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages.

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

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision. On November 12, 2008, the appeals court reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the appeals court’s decision because it has significant interest in the outcome of the case. The PCA has appealed other parts of the decision. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

New Zealand. In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of MasterCard’s practices including its “honor all cards” rule do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages and injunctive relief. The litigations are currently in the written economic evidence phase and are scheduled to go to trial on October 5, 2009. A negative decision in these lawsuits could have a significant adverse impact on the revenues of MasterCard’s New Zealand customers and on MasterCard’s overall business in New Zealand.

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, on September 26, 2008, the RBA released its final conclusions. These indicate that the RBA is willing to withdraw its regulations if MasterCard and Visa make certain undertakings regarding the future levels of their respective credit card interchange fees and other practices including their “honor all cards” rules. If the undertakings are not made, the RBA is considering imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa in Australia. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems, which could have a significant adverse impact on MasterCard’s business in Australia. MasterCard continues to have discussions with the RBA as to the nature of the undertakings that MasterCard may be willing to provide.

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

On October 21, 2008, the South African National Assembly (the “National Assembly”) adopted amendments to that country’s competition laws concerning so-called “complex monopolies” and criminalizing violations of those laws (the “Bill”). On January 29, 2009, the President of South Africa referred the Bill back to the National Assembly for further consideration and, in early February, the National Assembly readopted the Bill. The President has stated that he may submit the Bill to that country’s Constitutional Court for review. If the Bill is ultimately determined to be constitutional and becomes law, it could have a significant adverse impact on MasterCard’s business in South Africa.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Israel, Italy, Mexico, the Netherlands, Norway, Switzerland, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Note 17. Settlement and Travelers Cheque Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantees are unlimited. Settlement risk is the exposure to members under MasterCard International’s rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. Settlement Exposure is estimated using the average daily card charges during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	March 31, 2009	December 31, 2008
MasterCard-branded transactions:
Gross Settlement Exposure	$19,666,609	$21,179,044
Collateral held for Settlement Exposure	(1,968,568)	(1,813,171)

Net uncollateralized Settlement Exposure	$17,698,041	$19,365,873

Uncollateralized Settlement Exposure attributable to non-compliant members	$267,776	$56,795

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,029,847	$3,236,175

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the United States accounted for approximately 49% at both March 31, 2009 and December 31, 2008. The second largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 9% and 10% at March 31, 2009 and December 31, 2008, respectively. Of the total uncollateralized Settlement Exposure attributable to non-

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

compliant members, five members represented approximately 79% and 48% at March 31, 2009 and December 31, 2008, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $409,638 and $446,679 at March 31, 2009 and December 31, 2008, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded travelers cheques.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $317,897 and $348,995 at March 31, 2009 and December 31, 2008, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $15,077 and $15,949 at March 31, 2009 and December 31, 2008, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008 and continuing in 2009, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The on-going economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures, including no losses in the last several years. Accordingly, a negligible amount of reserves has been established as of March 31, 2009 and December 31, 2008 to mitigate this risk.

Note 18. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to minimize risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. On January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). The adoption of SFAS 161 had no financial impact on the Company’s consolidated financial statements; SFAS 161 required additional financial statement disclosures. The Company has applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company does not designate foreign currency forward contracts as hedging instruments pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records the change in the estimated fair value of the outstanding forward contacts at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

At March 31, 2009, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s outstanding forward contracts are classified by functional currency as summarized below:

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

(In thousands, except per share and percent data)

U.S. Dollar Functional Currency

	March 31, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$27,184	$574	$292,538	$21,913
Commitments to sell foreign currency	293,058	23,190	154,187	12,227
Balance Sheet Location:
Accounts Receivable		$24,449		$34,227
Other Current Liabilities		(685)		(87)

Euro Functional Currency

	March 31, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$96,724	$3,181	$—	$—
Commitments to sell foreign currency	66,937	724	66,405	(409)
Balance Sheet Location:
Accounts Receivable		$3,905		$290
Other Current Liabilities		—		(699)
		Amount and Location of Gain (Loss) Recognized Income Three Months Ended March 31, 2009
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts		General and administrative		$(7,824)
		Revenues		4,195

		Total		$(3,629)

[1]	Amounts represent gross fair value amounts while actual balance sheet classification considers master netting arrangements.

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Canadian dollar, Australian dollar, Norwegian krone, Mexican peso, China renminbi and Hong Kong dollar. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of March 31, 2009 and December 31, 2008 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at March 31, 2009 and December 31, 2008, respectively.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment processing opportunities throughout the world and increasing volumes and transactions over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of these risk factors in Item 1A – Risk Factors.

In this Report, references to the “Company”, “MasterCard”, “we”, “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of over 24,000 financial institutions and other entities that are our customers. We develop and market payment solutions, process payment transactions, and provide support services to our customers and, depending upon the service, to merchants and other clients. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card network. We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity on the cards that carry our brands. Cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

We recorded net income of $367 million, or $2.80 per diluted share, for the three months ended March 31, 2009 versus net income of $447 million, or $3.37 per diluted share, for the three months ended March 31, 2008. As of March 31, 2009, our liquidity and capital positions remained strong, with $2.3 billion in cash, cash equivalents and current available-for-sale securities and $2.2 billion in equity.

Our net revenues decreased 2.2% in the three months ended March 31, 2009, versus the comparable period in 2008, primarily due to unfavorable foreign currency exchange impacts and higher rebates and incentives partially offset by pricing, increased transactions and increases in other payment-related services. The U.S. dollar strengthened versus the euro and Brazilian real, which decreased revenue by 4.0 percentage points. This decrease in revenues was almost entirely offset by an increase in revenues for the impact of pricing in the three months ended March 31, 2009.

Our operating expenses decreased 10.8% in the three months ended March 31, 2009, versus the comparable period in 2008. The decrease in operating expenses in the three months ended March 31, 2009 was primarily due to cost containment initiatives and favorable foreign exchange impacts. Foreign currency fluctuation of the euro and the Brazilian real against the dollar contributed 2.9 percentage points to the decrease. Our operating expenses as a percentage of total net revenues were 51.4% in the three months ended March 31, 2009 versus 56.4% in the comparable period in 2008.

As part of a review of its presentation of certain of its financial information, during the three months ended March 31, 2009, the Company: (1) modified its presentation of details of the Company’s major revenue categories included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) section of filings with the U.S. Securities and Exchange Commission (the “SEC”) and (2) reclassified certain cardholder-related enhancement expenses. In each case, the Company’s intent was to better align such information with the way in which management views the underlying drivers of the business and analyzes the Company’s results of operations. The modifications to the presentation within the MD&A of the detail of the Company’s revenue categories did not result in any changes to the Company’s historical financial statements and had no effect on the overall calculation of net revenue presented in the financial statements. The reclassification of certain cardholder-related enhancement expenses did not result in any impact to the Company’s overall operating expenses. See “—Operating Expenses” for more information.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as card payment transactions, creates significant opportunities for the growth of our business over the longer term. See, however, “—Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

Business Environment

We process transactions from approximately 210 countries and territories and in more than 160 currencies. The United States is our largest geographic market based on revenues. Revenue generated in the United States was approximately 48.4% and 50.1% of total revenues in the three months ended March 31, 2009 and 2008, respectively. No individual country, other than the United States, generated more than 10% of total revenues in the three months ended March 31, 2009 or 2008, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events evidenced in 2008 continued to impact the financial markets around the world in the three months ended March 31, 2009, with continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have continued to be significantly impacted by this economic turmoil and it has also continued or begun to impact other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by the government. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted. As a result, our operating results have been negatively impacted, or could be negatively impacted, in several ways, including but not limited to the following:

•	Declining economies can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to decline.
•	Constriction of consumer and business confidence such as in recessionary environments and those markets experiencing rising unemployment may cause decreased spending by cardholders.
•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.
•	Mergers of our customers may lead to lower pricing due to the tiered pricing structure of most of our customer agreements, which typically offer lower pricing as higher business volumes are achieved.
•	Consolidation of our customers can increase their bargaining power during new and renewal contract negotiations.

•	Uncertainty and volatility in the performance of our customers’ businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.
•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives.
•	Our customers may decrease spending for optional or enhanced services.
•

Government intervention and/or investments in our customers may have unanticipated effects on our business with those banking institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.
•

Our customers may default on their settlement obligations. See Note 17 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for a discussion of global interchange proceedings.

Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent and contactless cards, commercial payments, debit, prepaid and issuer processor and terminal driving services), enhancing our merchant relationships, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We will continue to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. We intend to continue to invest in long-term customer relationships to increase volumes and transactions over time.

Financial Results *

	For the Three Months Ended March 31,			Percent Increase (Decrease)
	2009	2008		2009 vs. 2008
	(In millions, except per share, percentages and GDV amounts)
Revenues, net	$1,156	$1,182		(2.2)%
General and administrative	448	462		(3.0)%
Advertising and marketing	116	179		(35.4)%
Depreciation and amortization	31	25		22.7%

Total operating expenses	595	666		(10.8)%

Operating income	561	516		8.9%
Total other income (expense)	(11)	173		(106.6)%

Income before income taxes	550	689		(20.1)%
Income tax expense	183	242		(24.4)%

Net income	367	447		(17.8)%
Loss attributable to non-controlling interests	—	—		* *

Net Income Attributable to MasterCard	$367	$447		(17.8)%

Basic Earnings per Share	$2.81	$3.37	[1]	(16.6)%
Basic Weighted Average Shares Outstanding	130	131		(1.4)%
Diluted Earnings per Share	$2.80	$3.37	[1]	(16.9)%
Diluted Weighted Average Shares Outstanding	130	132		(1.4)%
Effective income tax rate	33.2%	35.1%		* *
Gross dollar volume (“GDV”) on a U.S. dollar
converted basis (in billions)	550	609		(9.7)%
Processed transactions[2]	5,146	4,864	[3]	5.8%

*	Note that figures in the above table may not sum due to rounding.
**	Not meaningful.
[1]

As more fully described in Note 2 (Earnings Per Share) to the consolidated financial statements included in Item 1, these amounts have been revised in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force 03-6-1 on January 1, 2009.

[2]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions.
[3]

In 2008, we updated our processed transactions numbers to apply reversals and include certain cash transactions. The March 31, 2008 numbers have been restated to be consistent with this revised methodology. Revenue was not impacted by these changes.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three months ended March 31, 2009, the U.S. dollar strengthened against the euro and Brazilian real, resulting in lower revenues and expenses. During the three months ended March 31, 2008, the U.S. dollar weakened against the euro and Brazilian real, resulting in higher revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are key variables in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. In the three months ended March 31, 2009 versus the comparable period in 2008, the U.S. dollar strengthened as evidenced by a

9.7% decrease in gross dollar volume (“GDV”) on a U.S. dollar converted basis versus local currency GDV growth of 0.3%.

Revenues

Revenue Descriptions

MasterCard’s business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ banks) and acquirers (the merchants’ banks). Our gross revenues are typically based on the volume of activity on cards that carry our brands, the number of transactions we process for our customers or the nature of other payment-related services we provide to our customers. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro and Brazilian real.

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

Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. The combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based (credit and offline debit) or PIN-based (on-line debit, including automated teller machine (“ATM”) cash withdrawals and retail purchases)

•	Tiered pricing with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

We review our pricing and implement pricing changes on an ongoing basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements.

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro branded cards where the merchant country and the cardholder country are the same. A portion of these assessments are estimated based on aggregate transaction information collected from our systems and projected customer performance and are calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to a revenue billing currency and then multiplying by the specific price. In addition, domestic assessments include card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro branded cards where the merchant country and cardholder country are different. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services and fees charged to U.S. acquirers, for accepting transactions from cardholders with non-U.S. issuers.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

•

Authorization refers to a process in which a merchant requests approval for a cardholder’s transaction. The Company charges a fee for routing the authorization for approval to and from the issuer or, in certain circumstances, such as when the issuer’s systems are unavailable, for approval by MasterCard or others on behalf of the issuer in accordance with the issuer’s instructions. MasterCard’s rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. These fees are primarily paid by issuers.

•

Clearing and settlement refers to the process in which the Company determines the amount due between issuers and acquirers for payment transactions and associated fees. First, the transaction is cleared by transferring the financial transaction details among issuers, acquirers or their designated third-party processors. Then the Company settles or exchanges the related funds among the issuers and acquirers. The Company charges a fee for these clearing and settlement services. These fees are primarily paid by issuers.

•

Switch fees are charges primarily for the transmission of debit single-message (typically requiring a personal identification number, or PIN, for verification) financial information between acquirers and issuers. These fees are primarily paid by issuers.

•

Connectivity fees are charged to issuers and acquirers for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted through and the number of connections to the Company’s network.

4.	Other revenues: Other revenues for other payment-related services are primarily dependent on the nature of the products or services provided to our customers but are also impacted by other factors, such as contractual agreements. Examples of other revenues are fees associated with the following:

•

Fraud products and services used to prevent or detect fraudulent transactions. This includes warning bulletin fees which are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•

Consulting and research fees are primarily generated by MasterCard Advisors, the Company’s professional advisory services group. The Company’s business agreements with certain customers and merchants may include consulting services as an incentive. The contra-revenue associated with these incentives is included in rebates and incentives.

•	Cardholder services fees are for benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

•	The Company also charges for a variety of other payment-related services, including account and transaction enhancement services, compliance and penalty fees, holograms and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard financial institution customers and merchants. These payments are based on contractual arrangements which may include performance hurdles for volumes, transactions, issuance of new cards, launch of new programs or the execution of marketing programs. Rebates and incentives are calculated on a monthly basis based on estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenues in the same period that performance occurs.

Revenue Analysis

Gross revenues decreased $5 million, or 0.3%, in the three months ended March 31, 2009, versus the comparable period in 2008, primarily due to unfavorable foreign currency exchange impacts partially offset by pricing, increased transactions and increases in other payment-related services. In addition, our rebates and incentives in the three months ended March 31, 2009 were higher than the comparable period in 2008, resulting in a decrease in net revenues of $26 million, or 2.2%. Pricing increased net revenues by approximately 4 percentage points, primarily due to pricing implemented in October 2008. Approximately half of the pricing impact will be repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The significant components of our revenues were as follows for the three months ended March 31:

	2009	2008	Dollar Increase (Decrease) 2009 vs. 2008	Percent Increase (Decrease) 2009 vs. 2008
	(In millions, except percentages)
Domestic assessments	$553	$565	$(12)	(2.1)%
Cross-border volume fees	321	362	(41)	(11.3)%
Transaction processing fees	436	407	29	7.1%
Other revenues	183	164	19	11.6%

Gross revenues	1,493	1,498	(5)	(0.3)%
Rebates and incentives (contra-revenues)	(337)	(316)	(21)	6.6%

Net revenues	$1,156	$1,182	$(26)	(2.2)%

*	Note that figures in the above table may not sum due to rounding.

•

Domestic assessments decreased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to the impact of foreign exchange fluctuations. The U.S. dollar strengthened versus the euro and Brazilian real, which negatively impacted the translation of domestic assessments from our functional currencies into U.S. dollars. Additionally, the U.S. dollar and euro strengthened versus the foreign currencies of the related local volumes. In the three months ended March 31, 2009, GDV grew 0.3% when measured in local currency terms, and declined 9.7% when measured on a U.S. dollar-converted basis. In October 2008, we increased certain assessment fees and introduced a new assessment fee to acquirers in Europe. These price changes represented approximately 5 percentage points increase within the net percentage decrease in domestic assessments. Approximately half of such impact was associated with the October 2008 changes in pricing, which will be repealed at the end of June 2009 as part of our interim arrangement with European Commission. See Note 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

•

Cross-border volume fees decreased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to the impact of foreign exchange fluctuations. The U.S. dollar strengthened versus the euro and Brazilian real, which negatively impacted the translation of cross-border volume fees from our functional currencies into U.S. dollars. Additionally, the U.S. dollar and euro strengthened versus the foreign currencies of the related local volumes. In the three months ended March 31, 2009, cross-border volumes decreased 0.7% when measured in local currency terms, and decreased 14.0% when measured on a U.S. dollar-converted basis. During 2008, we increased prices on acquiring cross-border volumes. These price changes represented approximately 5 percentage points increase within the net percentage decrease in cross-border volume fees. A substantial portion of these changes in pricing, which were implemented in October 2008, will be repealed in June 2009 as part of our interim arrangement with the European Commission. See Note 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

•

Transaction processing fees increased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to a 5.8% increase in processed transactions. In addition, approximately 2 percentage points of the increase in the three months ended March 31, 2009 were due to net foreign exchange gains related to exchange rate volatility on settlement activities. The increase in transaction processing in the three months ended March 31, 2009 was partially offset by the foreign exchange impact of the strengthening of the U.S. dollar against the euro.

•

Other revenues increased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to increases in other payment-related services, such as higher compliance and penalty fees.

•

Rebates and incentives increased in the three months ended March 31, 2009 versus the comparable period in 2008. The 6.6% increase in rebates and incentives was primarily due to the reduction of a customer performance estimate in the first quarter of 2008 and higher rebates and incentives for certain new and renewed customer agreements. This increase in the three months ended March 31, 2009 includes an offset for the foreign exchange impact of the U.S. dollar strengthening against the euro and the Brazilian real, lower rebate and incentive estimates due to lower cross-border volumes and less non-GDV based incentives for certain customers.

Rebates and incentives as a percentage of gross revenues were 22.6% in the three months ended March 31, 2009 versus 21.1% for the comparable period in 2008. The competition in the global payments industry and consolidation of our customers continues to lead to increased requests for greater rebates and incentives. We intend to continue to enter into and maintain business agreements with certain customers and merchants to provide GDV and other performance-based support incentives.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. During the three months ended March 31, 2009, there was a decrease in operating expenses of $72 million, or 10.8%, versus the comparable period in 2008, primarily due to cost containment initiatives and favorable foreign currency translation. During the three months ended March 31, 2009, the Company reclassified certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $20 million of these expenses have been reclassified in the three months ended March 31, 2008 to conform to the 2009 presentation.

General and Administrative

The major components of general and administrative expenses are as follows:

	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Personnel	$306	$303	$3	1.0%
Professional fees	32	52	(20)	(38.5)%
Telecommunications	18	19	(1)	(5.3)%
Data processing	19	17	2	11.8%
Travel and entertainment	9	25	(16)	(64.0)%
Other	64	46	18	39.1%

General and administrative expenses	$448	$462	$(14)	(3.0)%

*	Note that figures in the above table may not sum due to rounding.

•

Personnel expense increased in the three months ended March 31, 2009 versus the comparable period in 2008 primarily due to increased severance costs as a result of cost containment initiatives, partially offset by favorable foreign exchange translation.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees decreased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to lower legal fees associated with the settlement of two significant legal cases during 2008 and lower third-party consulting services.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. Travel and entertainment expense decreased in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to cost containment initiatives.

•

Other includes rental expense for our facilities; costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs; foreign exchange gains and losses and other miscellaneous administrative expenses. The increase in the three months ended March 31, 2009 versus the comparable period in 2008 was primarily driven by an impairment of assets.

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

Advertising and marketing expenses decreased $64 million, or 35.4%, in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to cost containment initiatives and in response to market realities and due to favorable foreign currency fluctuation impact. We will continue to evaluate opportunities for cost containment related to advertising and marketing costs during the remainder of 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased $6 million in the three months ended March 31, 2009 versus the comparable period in 2008, primarily due to increased investments in leasehold and building improvements, data center equipment and capitalized software. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Investment income	$17	$115	$(97)	(84.8)%
Interest expense	(36)	(15)	(20)	133.7%
Other income	7	74	(67)	(90.5)%

Total other income (expense)	$(11)	$173	$(184)	(106.6)%

*	Note that figures in the above table may not sum due to rounding.

•

Investment income decreased $97 million primarily due to gains recognized on the sale of our RedeCard S.A. investment in the first quarter of 2008. The Company sold all of its remaining shares of common stock in RedeCard S.A during the three months ended March 31, 2008 and realized gains of $86 million. Additionally, investment income decreased in 2009 due to lower interest income of $17 million, primarily due to lower interest rates.

•	Interest expense increased $20 million primarily due to interest accretion of $19 million associated with the American Express Settlement obligation.

•	Other income decreased $67 million primarily due to a $75 million gain related to the termination of a customer business agreement recognized in the three months ended March 31, 2008.

Income Taxes

The effective income tax rate was 33.2% and 35.1% for the three months ended March 31, 2009 and 2008, respectively. The rate for the three months ended March 31, 2009 is lower than the comparable period in 2008, primarily due to an adjustment during the quarter to the Company’s balance of deferred taxes.

During the three months ended March 31, 2009, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $11.4 million, all of which would affect the Company’s effective tax rate if recognized.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At March 31, 2009 and December 31, 2008, we had $2.3 billion and $2.1 billion, respectively, of cash, cash equivalents and current available-for-sale securities to use for our operations. Our stockholders’ equity was $2.2 billion and $1.9 billion as of March 31, 2009 and December 31, 2008, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A in Part 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion of these and other risks facing our business. See also Notes 14 (Obligations Under Litigation Settlements) and 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and “-Business Environment” for more information.

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$416	$224
Net cash (used in) provided by investing activities	(50)	222
Net cash used in financing activities	(165)	(272)

	March 31, 2009	December 31, 2008
	(in millions)
Balance Sheet Data:
Current assets	4,107	4,312
Current liabilities	2,751	2,990
Long-term liabilities	1,435	1,553
Equity	2,229	1,932

Net cash provided by operating activities for the three months ended March 31, 2009 was $416 million versus $224 million for the comparable period in 2008. Cash from operations for the three months ended March 31, 2009 included the collection of income taxes receivable and accounts receivable, partially offset by litigation settlement payments and accrued expenses. Net cash provided by operating activities for the three months ended March 31, 2008 was primarily due to net revenues exceeding general and administrative and advertising and marketing expenses, partially offset by the timing of settlement activity with our customers, restricted stock units settled for cash and the tax benefit for share based compensation.

Net cash used in investing activities for the three months ended March 31, 2009 primarily related to expenditures for our global network and investments in affiliates. Cash provided by investing activities for the three months ended March 31, 2008 primarily related to net sales of available-for-sale securities, including the sale of the remaining portion of our Redecard S.A. shares.

Cash used in financing activities for the three months ended March 31, 2009 primarily related to the payment of $149 million of debt (see Note 11 (Consolidation of Variable Interest Entity) to the consolidated financial statements in Part I, Item 1 for additional discussion) and approximately $20 million in dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2008 primarily related to the repurchase of approximately $294 million in shares of our Class A common stock through a repurchase plan and the payment of approximately $20 million in dividends to our stockholders.

As of March 31, 2009, the Company held $191 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities. As of December 31, 2008, the Company held $192 million of ARS classified as long-term available-for-sale securities. The stated maturity of the securities ranges from 10 to 33 years, and the securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education. The Company determined that the fair value of the ARS does not approximate par value, assigned a 20% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during 2008. The Company has the intent and ability to hold the ARS until recovery of fair value, which may be maturity or earlier if called or if liquidity is restored in the market. See Note 4 (Fair Value) to the consolidated financial statements included in Part I, Item 1 for more information.

On February 3, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 8, 2009 to holders of record on April 13, 2009 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11 million shares of Class B common stock into Class A common stock in one or more conversion programs during 2009. The first 2009 conversion program will allow for conversion elections during a program window from May 23, 2009 through no later than June 19, 2009.

On January 22, 2009, Standard & Poor's reaffirmed our BBB+ long-term and A-2 short-term counterparty credit ratings, with a stable outlook. Our access to capital and liquidity has been sufficient with these ratings. A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Future Obligations

The following table summarizes our obligations as of March 31, 2009 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing cash balances.

	Payments Due by Period
	Total	Remaining 2009	2010-2011	2012-2013	2014 and thereafter
	(In millions)
Capital leases[1]	$55	$6	$9	$40	$—
Operating leases[2]	89	21	32	17	19
Sponsorship, licensing and other[3,4]	593	240	262	87	4
Litigation settlements[5]	1,762	562	1,100	100	—
Debt[6]	19	—	19	—	—

Total	$2,518	$829	$1,422	$244	$23

*	Note that totals in above table may not sum due to rounding.
[1]

Most capital leases relate to certain property, plant and equipment used in our business. Our capital lease for our global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 7 (Property, Plant and Equipment) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further discussion. We also have a capital lease related to our Kansas City, Missouri co-processing data center.

[2]

We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $520 million as of March 31, 2009 related to customer and merchant agreements.

[4]

We have included our current liability of $15 million relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the American Express Settlement, U.S. Merchant Lawsuit Settlement and other litigation settlements.
[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at March 31, 2009 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

The provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) became effective for the Company on January 1, 2009, resulting in the retroactive adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings Per Share) to the consolidated financial statements in Part I, Item 1 for further detail.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. Effective January 1, 2009, the Company applied the provisions of SFAS 160 retrospectively in the consolidated financial statements. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations for any periods presented.

The provisions of FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009.

SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 18 (Foreign Exchange Risk Management) to the consolidated financial statements in Part I, Item 1 for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company will adopt FSP FAS 107-1 and APB 28-1 by making the required additional financial statement disclosures during the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 will have no financial impact on our consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company will adopt FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and is evaluating the impact of the adoption on its consolidated financial statements.

Finally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) during April 2009. FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company will adopt FSP FAS 157-4 during the second quarter of 2009 and is evaluating the impact of the adoption on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at March 31, 2009 as compared to December 31, 2008.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three months ended March 31, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 1, 2009 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Section 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, the consolidated statements of cash flows, and the consolidated condensed statements of comprehensive income for each of the three month periods ended March 31, 2009 and 2008, and the consolidated statements of changes in stockholders’ equity for the three month period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 19, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December, 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

May 1, 2009

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 16 (Legal and Regulatory Proceedings) to the consolidated financial statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.	Other Information

On April 27, 2009, the Company, in the ordinary course of business, issued 21 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 14 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2009	MASTERCARD INCORPORATED
(Registrant)

Date: May 1, 2009	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2009	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2009	By:	/s/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.