Form 10-Q
period 2009-06-30
MASTERCARD INC
filed 2009-07-31
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 24, 2009, there were 109,683,568 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 19,977,657 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,803 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,048,194	$1,505,160
Investment securities, at fair value:
Available-for-sale	605,403	588,095
Municipal bonds held-to-maturity	—	154,000
Accounts receivable	545,255	639,482
Income taxes receivable	—	198,308
Settlement due from customers	625,572	513,191
Restricted security deposits held for customers	243,330	183,245
Prepaid expenses	284,647	213,612
Deferred income taxes	262,764	283,795
Other current assets	75,037	32,619

Total Current Assets	4,690,202	4,311,507

Property, plant and equipment, at cost (less accumulated depreciation of $307,935 and $278,269)	456,750	306,798
Deferred income taxes	502,161	567,567
Goodwill	300,364	297,993
Other intangible assets (less accumulated amortization of $393,398 and $377,570)	397,345	394,282
Auction rate securities available-for-sale, at fair value	187,000	191,760
Municipal bonds held-to-maturity	36,910	37,450
Prepaid expenses	306,757	302,095
Other assets	106,444	66,397

Total Assets	$6,983,933	$6,475,849

LIABILITIES AND EQUITY
Accounts payable	$259,484	$253,276
Settlement due to customers	610,028	541,303
Restricted security deposits held for customers	243,330	183,245
Obligations under litigation settlements (Note 16)	709,835	713,035
Accrued expenses	955,278	1,032,061
Short-term debt	—	149,380
Other current liabilities	203,657	118,151

Total Current Liabilities	2,981,612	2,990,451
Deferred income taxes	73,668	74,518
Obligations under litigation settlements (Note 16)	772,755	1,023,263
Long-term debt	20,564	19,387
Other liabilities	461,293	436,255

Total Liabilities	4,309,892	4,543,874
Commitments (Note 15)
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 116,404,083 and 105,126,588 shares issued and 109,663,493 and 98,385,998 outstanding, respectively	11	10
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 19,977,657 and 30,848,778 issued and outstanding, respectively	3	4
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,772 and 1,728 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,346,557	3,304,604
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250,000)	(1,250,000)
Retained earnings (accumulated deficit)	440,901	(236,100)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	186,915	175,040
Defined benefit pension and other postretirement plans, net of tax	(41,320)	(43,207)
Investment securities available-for-sale, net of tax	(16,798)	(22,996)

Total accumulated other comprehensive income	128,797	108,837

Total Stockholders’ Equity	2,666,269	1,927,355
Non-controlling interests	7,772	4,620

Total Equity	2,674,041	1,931,975

Total Liabilities and Equity	$6,983,933	$6,475,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Revenues, net	$1,279,889	$1,246,504	$2,435,991	$2,428,588
Operating Expenses
General and administrative	506,004	521,357	953,857	982,982
Advertising and marketing	180,478	281,056	296,447	460,644
Litigation settlements	500	1,649,345	500	1,649,345
Depreciation and amortization	35,721	27,950	66,708	53,214

Total operating expenses	722,703	2,479,708	1,317,512	3,146,185

Operating income (loss)	557,186	(1,233,204)	1,118,479	(717,597)
Other Income (Expense)
Investment income, net	13,630	25,685	31,031	140,455
Interest expense	(31,771)	(15,438)	(67,569)	(30,756)
Other income (expense), net	(2,599)	(225)	4,383	73,297

Total other income (expense)	(20,740)	10,022	(32,155)	182,996

Income (loss) before income taxes	536,446	(1,223,182)	1,086,324	(534,601)
Income tax expense (benefit)	187,567	(476,529)	370,235	(234,826)

Net income (loss)	348,879	(746,653)	716,089	(299,775)
Loss attributable to non-controlling interests	195	—	243	—

Net Income (Loss) Attributable to MasterCard	$349,074	$(746,653)	$716,332	$(299,775)

Basic Earnings (Loss) per Share (Note 2)	$2.67	$(5.70)	$5.49	$(2.28)

Basic Weighted Average Shares Outstanding (Note 2)	129,743	130,073	129,689	130,750

Diluted Earnings (Loss) per Share (Note 2)	$2.67	$(5.70)	$5.47	$(2.28)

Diluted Weighted Average Shares Outstanding (Note 2)	130,118	130,073	130,048	130,750

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating Activities
Net income (loss)	$716,089	$(299,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,708	53,214
Gain on sale of Redecard S.A. available-for-sale securities	—	(85,903)
Share based payments (Note 13)	40,614	28,989
Stock units settled in cash for taxes	(26,506)	(66,090)
Tax benefit for share based compensation	(25,547)	(43,829)
Impairment of assets	15,266	8,900
Accretion of imputed interest on litigation settlements	49,977	16,124
Deferred income taxes	84,204	(573,927)
Other	(760)	5,208
Changes in operating assets and liabilities:
Trading securities	—	2,561
Accounts receivable	110,383	(15,809)
Income taxes receivable	190,000	—
Settlement due from customers	(108,826)	(8,172)
Prepaid expenses	(69,897)	(75,658)
Other current assets	(56,685)	(1,723)
Obligations under litigation settlements	(303,685)	1,648,859
Accounts payable	5,230	(272)
Settlement due to customers	67,796	21,577
Accrued expenses	(58,548)	(155,076)
Net change in other assets and liabilities	82,270	83,601

Net cash provided by operating activities	778,083	542,799

Investing Activities
Purchases of property, plant and equipment	(25,028)	(28,961)
Capitalized software	(37,586)	(38,784)
Purchases of investment securities available-for-sale	(64,425)	(422,739)
Proceeds from sales and maturities of investment securities, available-for-sale	59,009	737,616
Investment in affiliates	(18,084)	—
Acquisition of business, net of cash acquired	(2,913)	—
Other investing activities	1,307	709

Net cash provided by (used in) investing activities	(87,720)	247,841

Financing Activities
Dividends paid	(39,359)	(39,878)
Cash proceeds from exercise of stock options	2,269	4,656
Tax benefit for share based compensation	25,547	43,829
Purchase of treasury stock	—	(649,468)
Payment of debt	(149,380)	(80,000)
Redemption of non-controlling interest	(4,620)	—

Net cash used in financing activities	(165,543)	(720,861)

Effect of exchange rate changes on cash and cash equivalents	18,214	40,137

Net increase in cash and cash equivalents	543,034	109,916
Cash and cash equivalents - beginning of period	1,505,160	1,659,295

Cash and cash equivalents - end of period	$2,048,194	$1,769,211

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

		Common Shares		Additional Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Non-Controlling
	Total	Class A	Class B	Capital	Stock	Deficit)	net of tax	Interests
	(In thousands, except per share data)
Balance at December 31, 2008	$1,931,975	$10	$4	$3,304,604	$(1,250,000)	$(236,100)	$108,837	$4,620
Redemption of non-controlling interest	(4,620)	—	—	—	—	—	—	(4,620)
Investment in majority owned entity	8,015	—	—	—	—	—	—	8,015
Net income (loss)	716,089	—	—	—	—	716,332	—	(243)
Other comprehensive income, net of tax	19,960	—	—	—	—	—	19,960	—
Cash dividends declared on Class A and Class B common stock, $0.30 per share	(39,302)	—	—	29	—	(39,331)	—	—
Share based payments	40,614	—	—	40,614	—	—	—	—
Stock units settled in cash for taxes	(26,506)	—	—	(26,506)	—	—	—	—
Tax benefit for share based compensation	25,547	—	—	25,547	—	—	—	—
Conversion of Class B to Class A common stock	—	1	(1)	—	—	—	—	—
Cash proceeds from exercise of stock options	2,269	—	—	2,269	—	—	—	—

Balance at June 30, 2009	$2,674,041	$11	$3	$3,346,557	$(1,250,000)	$440,901	$128,797	$7,772

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net Income (Loss)	$348,879	$(746,653)	$716,089	$(299,775)
Other comprehensive income (loss):
Foreign currency translation adjustments	87,253	216	11,875	76,850
Defined benefit pension and postretirement plans, net of tax	846	141	1,887	282
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	1,179	(12,325)	6,198	(78,865)

Other comprehensive income (loss)	89,278	(11,968)	19,960	(1,733)

Comprehensive Income (Loss)	438,157	(758,621)	736,049	(301,508)
Loss attributable to non-controlling interests	195	—	243	—

Comprehensive Income (Loss) Attributable to MasterCard	$438,352	$(758,621)	$736,292	$(301,508)

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

Consolidation and basis of presentation — The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it was not an operating entity and had no employees. In March 2009, the Company discontinued its use of the variable interest entity. See Note 12 (Consolidation of Variable Interest Entity) for further discussion. Intercompany transactions during the periods ended June 30, 2009 and 2008 have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements as of December 31, 2008. The consolidated financial statements for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), issued in May 2009 by the Financial Accounting Standards Board (“FASB”), the Company has evaluated all subsequent events through July 30, 2009 which is the date that the consolidated financial statements were issued.

Reclassification of prior period amounts and recent accounting pronouncements — Certain prior period amounts have been reclassified to conform to the 2009 presentation. The amounts reclassified primarily relate to the adoption of certain accounting standards and the reclassification of certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $22,000 and $42,000 of these expenses have been reclassified for the three and six months ended June 30, 2008, respectively, to conform to the 2009 presentation.

With respect to adoption of accounting standards, the provisions of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings (Loss) Per Share) for further detail.

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

The provisions of FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 20 (Foreign Exchange Risk Management) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009 in Note 4 (Fair Value). The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 5 (Investment Securities) for further detail.

Additionally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), during April 2009. FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted FSP FAS 157-4 during the second quarter of 2009. The adoption of FSP FAS 157-4 had no impact on the Company’s financial position or results of operations. See Note 4 (Fair Value) for further detail.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”), to revise SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

interests are received by the transferor, and requires additional new disclosures. The Company will adopt SFAS 166 upon its effective date of January 1, 2010 and the impact of SFAS 166 will depend upon the nature and significance of future transfers of financial assets, if any.

The FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), during June 2009 as a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to eliminate the exemption for qualifying special purpose entities, require a new qualitative approach for determining whether a reporting entity should consolidate a variable-interest entity, and change the requirement of when to reassess whether a reporting entity should consolidate a variable-interest entity. Pursuant to the provisions of SFAS 167, the Company will assess whether it should consolidate or deconsolidate any variable-interest entities for which it holds variable interests on January 1, 2010 and the impact to the Company will be dependent upon the facts and circumstances related to those variable interests at the effective date.

Finally, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), during June 2009. SFAS 168 establishes the “The FASB Accounting Standards Codification” as the sole source of authoritative GAAP. Pursuant to the provisions of SFAS 168, the Company will update its references to GAAP in its consolidated financial statements issued for the periods ended September 30, 2009 and thereafter. The adoption of SFAS 168 will have no impact on the Company’s financial position or results of operations.

Note 2. Earnings (Loss) Per Share

FSP EITF 03-6-1 became effective January 1, 2009 with retrospective application. Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009. The Company has therefore calculated EPS under the two-class method pursuant to FSP EITF 03-6-1.

The components of basic and diluted EPS for common shares under the two-class method for the three months and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to MasterCard	$349,074	$(746,653)	$716,332	$(299,775)
Less: Net income (loss) allocated to Unvested Units	2,273	(5,863)	4,960	(2,162)

Net income (loss) attributable to MasterCard allocated to common shares	$346,801	$(740,790)	$711,372	$(297,613)

Denominator:
Basic EPS weighted average shares outstanding	129,743	130,073	129,689	130,750
Dilutive stock options and stock units	375	—	359	—

Diluted EPS weighted average shares outstanding	130,118	130,073	130,048	130,750

Earnings (Loss) per Share
Total Basic	$2.67	$(5.70)	$5.49	$(2.28)
Total Diluted	$2.67	$(5.70)	$5.47	$(2.28)

The calculation of diluted EPS for each of the three and six month periods ended June 30, 2009 excluded approximately 288 stock options because the effect would be antidilutive. The calculation of diluted EPS for the six months ended June 30, 2009 excluded approximately 1 restricted stock unit because the effect would be antidilutive. The calculation of diluted loss per share for each of the three and six month periods ended June 30, 2008 excluded approximately 1,080 restricted stock units and 835 stock options because the effect would be antidilutive.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The following table compares EPS as originally reported and EPS under the two-class method, pursuant to FSP EITF 03-6-1, to quantify the impact of the new standard on EPS for the three and six months ended June 30, 2008.

	Periods ended June 30, 2008
	Three months	Six months
Basic - as originally reported	$(5.74)	$(2.29)
Basic - pursuant to FSP EITF 03-6-1	(5.70)	(2.28)

Impact of FSP EITF 03-6-1 on basic EPS	$0.04	$0.01

Diluted - as originally reported	$(5.74)	$(2.29)
Diluted - pursuant to FSP EITF 03-6-1	(5.70)	(2.28)

Impact of FSP EITF 03-6-1 on diluted EPS	$0.04	$0.01

Note 3. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the six month periods ended June 30:

	2009		2008
Dividends declared but not yet paid	$19,671		$19,684
Liabilities assumed related to investments in affiliates	8,750	[4]	20,432	[3]
Municipal bonds cancelled	154,000	[1]	—
Revenue bonds received	(154,000)[2]		—
Building and land assets recorded pursuant to capital lease	(154,000)[2]		—
Capital lease obligation	154,000	[2]	—

[1]	See Note 12 (Consolidation of Variable Interest Entity) for further details.
[2]	See Note 8 (Property, Plant, and Equipment) for further details.
[3]	Amount due in 2011.
[4]	Amounts to be extinguished in 2013 and 2016.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 4. Fair Value

Financial Instruments – Recurring Measurements

Pursuant to the provisions of FSP FAS 107-1 and APB 28-1, the Company is disclosing the estimated fair values as of June 30, 2009 of the financial instruments that are within the scope of SFAS 107, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Futhermore, pursuant to the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company classifies its fair value measurements in a three-level hierarchy (the “Valuation Hierarchy”).

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy, is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2009
Municipal bonds[1]	$—	$497,736	$—	$497,736
Taxable short-term bond funds	107,620	—	—	107,620
Auction rate securities	—	—	187,000	187,000
Foreign currency forward contracts	—	(15,982)	—	(15,982)
Other	47	—	—	47

Total	$107,667	$481,754	$187,000	$776,421

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Municipal bonds[1]	$—	$485,490	$—	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	—	—	191,760	191,760
Foreign currency forward contracts	—	33,731	—	33,731
Other	17	—	—	17

Total	$102,605	$519,221	$191,760	$813,586

[1]

Available-for-sale municipal bonds are carried at fair value and are included in the above tables. However, held-to-maturity municipal bonds are carried at amortized cost and excluded from the above tables.

The fair value of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and are therefore included in level 2 of the Valuation Hierarchy.

The fair value of the Company’s short-term bond funds are based on quoted prices and are therefore included in Level 1 of the Valuation Hierarchy.

The auction rate securities (“ARS”) investments have been classified within level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. Pursuant to the provisions of FSP FAS 157-4, the Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company continued to utilize the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio as of June 30, 2009, to estimate the fair value of its ARS portfolio. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The Company’s foreign currency forward contracts have been classified within Level 2 of the valuation hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 20 (Foreign Exchange Risk Management) for further details.

Financial Instruments – Non-Recurring Measurements

Certain financial instruments are carried on the consolidated balance sheets at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

Municipal Bonds Held-to-Maturity

The Company utilizes quoted prices for similar securities from active markets to estimate the fair value of its held-to-maturity securities. See Note 5 (Investment Securities) for fair value disclosure.

Short-term and Long-term Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. At June 30, 2009, the carrying value on the consolidated balance sheets totaled $20,564 and the fair value totaled $20,635 for the Company’s debt.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlement. At June 30, 2009, the carrying values on the consolidated balance sheets totaled $1,482,590 and the fair values totaled $1,511,016 for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 16 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair value of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of June 30, 2009. For additional information regarding the Company’s settlement guarantee liabilities, see Note 19 (Settlement, Travelers Cheque and Other Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms and which contain the right of set-off with a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 8 (Property, Plant and Equipment) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Non-Financial Instruments

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The valuation methods for goodwill and other intangible assets involve assumptions concerning interest and discount rates, growth projections and other assumptions of future business conditions. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.

Note 5. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss), and their respective cost basis and fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at June 30, 2009
Municipal bonds	$480,549	$17,826	$(639)	$497,736
Taxable short-term bond funds	104,367	3,253	—	107,620
Auction rate securities	233,750	—	(46,750)	187,000
Other	90	—	(43)	47

Total	$818,756	$21,079	$(47,432)	$792,403

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at December 31, 2008
Municipal bonds	$473,746	$12,771	$(1,027)	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	239,700	—	(47,940)	191,760
Other	127	—	(110)	17

Total	$816,161	$12,771	$(49,077)	$779,855

[1]	The majority of the unrealized losses relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A. Municipal bonds in a gross unrealized loss position are not considered other-than temporarily impaired due to their high credit quality.

The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed, and asset-backed securities.

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education.

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all 44 investment positions in the Company’s ARS investment

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of June 30, 2009, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three months ending June 30, 2009, the Company did not sell any ARS in the auction market but there were some partial calls of ARS.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2009 to June 30, 2009.

Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2009	$191,760
Calls, at par	(5,950)
Recovery of unrealized losses due to issuer calls	1,190

Fair value, June 30, 2009	$187,000

Pursuant to the provisions of FSP FAS 115-2 and FAS 124-2, the Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) MasterCard’s belief that it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of June 30, 2009, the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost basis which may be at maturity or earlier if called. Therefore MasterCard does not consider the unrealized losses to be other-than-temporary. The Company has estimated a 20% discount to the par value of the ARS portfolio. The temporary impairment included in accumulated other comprehensive income related to the Company’s ARS was $46,750 and $47,940 as of June 30, 2009 and December 31, 2008, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the temporary impairment by $24,000 at each period end.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Carrying and Fair Values – Held-to-Maturity Investment Securities:

The Company also owns certain held-to-maturity investment securities, which primarily consist of two municipal bonds yielding interest at approximately 5.0% per annum. These bonds primarily relate to the Company’s back-up processing center in Kansas City, Missouri. The Company cancelled $154,000 of short-term municipal bonds related to its global technology and operations center located in O’Fallon, Missouri, called Winghaven on March 1, 2009, as further discussed in Note 12 (Consolidation of Variable Interest Entity). The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities are as follows:

	June 30, 2009	December 31, 2008
Carrying value	$36,910	$191,450
Gross unrecorded gains	1,179	1,913

Fair value	$38,089	$193,363

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2009 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$26,460	$27,014	$528	$530
Due after 1 year through 5 years	350,340	364,953	36,382	37,559
Due after 5 years through 10 years	106,621	107,866	—	—
Due after 10 years	230,878	184,903	—	—
No contractual maturity	104,457	107,667	—	—

Total	$818,756	$792,403	$36,910	$38,089

The majority of securities due after ten years are ARS. Taxable short-term bond funds and foreign equity securities have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of June 30, 2009:

	Par Amount	% of Total
Due within 10 years	$4,000	2%
Due year 11 through year 20	40,400	17%
Due year 21 through year 30	151,250	65%
Due after year 30	38,100	16%

Total	$233,750	100%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Investment Income:

Components of net investment income were as follows for the three and six months ended June 30:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest income	$13,338	$27,957	$30,613	$62,640
Dividend income	4	—	4	1,221
Investment securities available-for-sale:
Gross realized gains	380	127	516	86,473
Gross realized losses	(92)	(2,399)	(102)	(9,879)

Total investment income, net	$13,630	$25,685	$31,031	$140,455

Interest income is generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income primarily consists of dividends received on the Company’s cost method investments.

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2009	December 31, 2008
Customer and merchant incentives	$415,743	$397,563
Advertising	34,078	45,608
Income taxes	78,147	—
Data processing	36,166	24,455
Other	27,270	48,081

Total prepaid expenses	591,404	515,707
Prepaid expenses, current	(284,647)	(213,612)

Prepaid expenses, long-term	$306,757	$302,095

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 7. Other Assets

Other assets consisted of the following:

	June 30, 2009	December 31, 2008
Customer and merchant incentives	$95,636	$46,608
Cost and equity method investments	36,130	12,500
Cash surrender value of keyman life insurance	21,461	18,552
Other	28,254	21,356

Total other assets	181,481	99,016
Other assets, current	(75,037)	(32,619)

Other assets, long-term	$106,444	$66,397

Certain customer and merchant business agreements provided incentives upon entering into the agreement. As of June 30, 2009 and December 31, 2008, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Building and land	$388,163	$216,670
Equipment	270,142	250,395
Furniture and fixtures	53,356	51,124
Leasehold improvements	53,024	66,878

	764,685	585,067
Less accumulated depreciation and amortization	(307,935)	(278,269)

	$456,750	$306,798

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven (see Note 12 (Consolidation of Variable Interest Entity)). The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation have been recorded at $154,000, which represents the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154,000, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of June 30, 2009 and December 31, 2008, other capital leases of $33,609 and $46,794, respectively, were included in equipment. Accumulated amortization of these capital leases was $21,411 and $36,180 as of June 30, 2009 and December 31, 2008, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $18,828 and $35,404 for the three and six months ended June 30, 2009, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $14,723 and $28,608 for the three and six months ended June 30, 2008, respectively.

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2009	December 31, 2008
Customer and merchant incentives	$482,578	$526,722
Personnel costs	238,752	296,497
Taxes	80,929	20,685
Advertising	74,909	89,567
Other	78,110	98,590

Total accrued expenses	$955,278	$1,032,061

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 10. Pension Plans

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. The Qualified Plan experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increases in net periodic pension cost, shown below, for the three and six months ended June 30, 2009 versus the same periods in 2008 were primarily due to the amortization of actuarial loss into pension expense. Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$4,392	$4,995	$8,784	$9,990
Interest cost	3,381	3,410	6,762	6,819
Expected return on plan assets	(3,121)	(4,007)	(6,242)	(8,015)
Amortization:
Actuarial loss	2,159	418	4,318	837
Prior service credit	(571)	(582)	(1,142)	(1,164)

Net periodic pension cost	$6,240	$4,234	$12,480	$8,467

The Company made voluntary contributions totaling $17,000 and $31,000 to the Qualified Plan during the three and six months ended June 30, 2009, respectively. The Company continues to evaluate the Qualified Plan’s funded status and whether additional contributions will be made during 2009. No contributions were made to the Qualified Plan during the three or six months ended June 30, 2008.

Note 11. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$434	$488	$868	$976
Interest cost	906	822	1,812	1,644
Amortization:
Actuarial (gain)	—	(130)	—	(259)
Transition obligation	53	54	106	107

Net periodic postretirement benefit cost	$1,393	$1,234	$2,786	$2,468

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 12. Consolidation of Variable Interest Entity

As discussed in Note 8 (Property, Plant and Equipment), the Company executed a new lease agreement for Winghaven, effective March 1, 2009. In conjunction with entering into the new lease agreement, the Company terminated the original synthetic lease agreement for Winghaven, which included a ten-year term with MCI O’Fallon 1999 Trust (the “Trust”) as the lessor. The Trust, which was a variable interest entity, was established for a single discrete purpose, was not an operating entity, had a limited life and had no employees. The Trust had financed Winghaven through a combination of a third party equity investment in the amount of $4,620 and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) with an aggregate principal amount of $149,380 and a maturity date of September 1, 2009. MasterCard International executed a guarantee of 85.15 percent of the aggregate principal amount of the Secured Notes outstanding, for a total of $127,197. Additionally, upon the occurrence of specific events of default, MasterCard International guaranteed the repayment of the total outstanding principal and interest on the Secured Notes and agreed to take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. As the primary beneficiary of the Trust, the Company had consolidated the assets and liabilities of the Trust in its consolidated financial statements.

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

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. During the period when the Trust was a consolidated entity within the three and six month periods ended June 30, 2009 and 2008, its operations had no impact on net income. However, interest income and interest expense were increased by $6,773 in both the three and six month periods ended June 30, 2009 and $2,852 and $5,700 for the three and six month periods ended June 30, 2008, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 13. Share Based Payment and Other Benefits

On March 1, 2009, the Company granted approximately 239 restricted stock units, 155 stock options and 45 performance units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the restricted stock units and performance units, based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on February 27, 2009, the last business day prior to the date of grant, was $158.03. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $69.09. The restricted stock units and performance units will primarily vest on or about February 29, 2012. The stock options vest ratably over four years and expire ten years from the date of grant. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

With regard to the performance units granted on March 1, 2009, whether or not the performance stock units will vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2009 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2009-2011. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics. These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance stock units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock; on the New York Stock Exchange; less previously recorded compensation expense.

Note 14. Stockholders’ Equity

In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11,000 shares of Class B common stock into Class A common stock. In May 2009, the Company implemented and completed a conversion program in which approximately 10,871 authorized shares of Class B common stock were converted into an equal number of Class A common stock and subsequently sold or transferred to public investors.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 15. Commitments

At June 30, 2009, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
Remainder of 2009	$190,078	$3,543	$14,833	$171,702
2010	195,167	4,945	21,952	168,270
2011	128,028	4,165	14,021	109,842
2012	95,118	3,096	11,066	80,956
2013	52,568	36,838	7,369	8,361
Thereafter	23,181	—	19,736	3,445

Total	$684,140	$52,587	$88,977	$542,576

Included in the table above are capital leases with imputed interest expense of $7,981 and a net present value of minimum lease payments of $44,606. In addition, at June 30, 2009, $52,236 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $7,807 and $21,532 for the three and six months ended June 30, 2009, respectively. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $10,369 and $20,335 for the three and six months ended June 30, 2008, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,311 and $4,168 for the three and six months ended June 30, 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,660 and $5,148 for the three and six months ended June 30, 2008, respectively.

Note 16. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard has assumed American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 for the year ended December 31, 2008 with respect to the American Express Settlement.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) with various U.S. merchants. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plantiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard will make a prepayment of its remaining $400,000 in payment obligations at a discounted amount of $335,000 on September 30, 2009. The Company continues to classify the carrying value of its liability related to the U.S. Merchant Lawsuit Settlement as current and non-current liabilities according to the original payment terms, which were legally in effect as of June 30, 2009, pending court approval and finalization of the Prepayment Agreement.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The Company recorded liabilities for certain litigation settlements in prior periods. Total liabilities for litigation settlements changed from December 31, 2008, as follows:

Balance as of December 31, 2008	$1,736,298
Interest accretion on American Express Settlement	36,359
Interest accretion on U.S. Merchant Lawsuit Settlement	13,606
Payments on American Express Settlement	(300,000)
Other payments, accruals and accretion, net	(3,673)

Balance as of June 30, 2009	$1,482,590

See Note 18 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 17. Income Taxes

The effective income tax rates were 35.0% and 39.0% for the three months ended June 30, 2009 and 2008, respectively, and 34.1% and 43.9% for the six months ended June 30, 2009 and 2008, respectively. The difference in the effective tax rates for the periods is due to the effect of the charge for the American Express Settlement recorded in the three and six month periods ended June 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2009.

During the three and six months ended June 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $6,200 and $17,500, respectively, all of which would affect the Company’s effective tax rate, if recognized.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Department of Justice Antitrust Litigation and Related Private Litigations

In October 1998, the U.S. Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard’s and Visa’s governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance”— the situation where a financial institution has a representative on the Board of Directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association—was anti-competitive and acted to limit innovation within the payment card industry. Second, the DOJ challenged MasterCard’s Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard’s CPP and Visa’s bylaw provision acted to restrain competition.

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated both Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracy to monopolize a particular market. These actions were designated as related cases to the DOJ litigation. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter with the first payment having been made in September 2008. See Note 16 (Obligations under Litigation Settlements) for additional discussion. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750,000. The MasterCard share of the settlement, paid to Discover in November 2008, was $862,500. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act. The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties are proceeding with discovery. In November 2008, MasterCard and Visa moved for summary judgment on a number of different grounds seeking to dismiss plaintiffs remaining causes of action. On July 1, 2009, the court issued an order denying MasterCard’s and Visa’s motion for summary judgment with respect to one of the defendants’ arguments for dismissal but delayed ruling on the remaining grounds of defendants’ summary judgment motion pending a determination of whether additional discovery is needed before rendering a decision. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and no provision for losses has been provided in connection with it.

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

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement thus making it final. On July 1, 2009, MasterCard International entered into an agreement with the plaintiffs to prepay MasterCard International’s remaining payment obligations under the settlement agreement at a discount. See Note 16 (Obligations under Litigation Settlements) for additional discussion.

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

United States. On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages, as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court has scheduled oral argument on the plaintiffs’ class certification motion for August 20, 2009.

On January 29, 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. On March 31, 2009, MasterCard and the other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court has scheduled oral argument on the motion for August 18, 2009.

On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On November 25, 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

the IPO. On March 31, 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court will hold oral argument on the motion on August 18, 2009. On July 2, 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants are scheduled to serve their expert reports on November 2, 2009. Briefing on dispositive motions, including summary judgment motions, is currently scheduled to be completed in June 2010. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

On October 10, 2008, the Antitrust Division of the DOJ issued a CID to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant acceptance, particularly with respect to merchants’ ability to steer customers to payment forms preferred by merchants. The CID seeks documents, data and narrative responses to several interrogatory and document requests which focus on reasons merchants may have decreased their acceptance of certain cards, information on penetration rates by merchant category, co-brand cards and transactions in various countries. MasterCard is cooperating with the DOJ in connection with the CID. In addition, on May 15, 2009, MasterCard received an Investigative Demand from the Office of the Attorney General for the state of Ohio requesting that MasterCard produce to the Ohio Attorney General’s office all documents and correspondence it has provided to the DOJ in connection with the DOJ’s CID. MasterCard is cooperating with the Ohio Attorney General’s office in connection with the Investigative Demand.

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none. The decision required MasterCard to cease applying the MasterCard MIF, to refrain from repeating the infringement, and not to apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements, regarding the steps it has taken to comply. The decision does not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $500 U.S. per day) in the event that MasterCard fails to comply. On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the EU Court of First Instance.

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

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to competition authorities in one or more EU Member States commencing investigations or proceedings regarding domestic interchange fees or, in certain jurisdictions, regulation. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the decision, could result in MasterCard owing substantial damages.

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

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

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

In January 2008, the Hungarian Competition Authority notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This followed an informal investigation that the Authority had been conducting since the middle of 2007. On July 12, 2009, the Authority issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard will have the opportunity to respond to the Preliminary Position both in writing and at a hearing and, if a negative decision is reached, to appeal the decision. A negative decision could result in MasterCard and/or its customers being fined, and could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

On July 15, 2009, the Italian Competition Authority commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. If the Italian Competition Authority issues a Statement of Objections to MasterCard in connection with the matter, MasterCard would have the opportunity to respond both in writing and at a hearing and, if a negative decision were reached, to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

appeal the decision. A negative decision could result in MasterCard and/or its customers being fined, and could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Israel, Mexico, the Netherlands, Norway, Switzerland, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Note 19. Settlement, Travelers Cheque and Other Risk Management

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2009	December 31, 2008
MasterCard-branded transactions:
Gross Settlement Exposure	$23,462,978	$21,179,044
Collateral held for Settlement Exposure	(2,793,069)	(1,813,171)

Net uncollateralized Settlement Exposure	$20,669,909	$19,365,873

Uncollateralized Settlement Exposure attributable to non-compliant members	$166,838	$56,795

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,193,465	$3,236,175

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the United States accounted for approximately 45% and 49% at June 30, 2009 and December 31, 2008, respectively. The second

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 9% and 10% at June 30, 2009 and December 31, 2008, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 84% and 48% at June 30, 2009 and December 31, 2008, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $416,227 and $446,679 at June 30, 2009 and December 31, 2008, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded travelers cheques.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $325,043 and $348,995 at June 30, 2009 and December 31, 2008, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $15,183 and $15,949 at June 30, 2009 and December 31, 2008, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008 and continuing in 2009, many of the Company’s financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures, including no losses in the last several years.

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable.

Note 20. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. On January 1, 2009, the Company adopted SFAS 161. The adoption of SFAS 161 had no financial impact on the Company’s consolidated financial statements; SFAS 161 required additional financial statement disclosures. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company does not designate foreign currency forward contracts as hedging instruments pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company records the change in the estimated fair value of the outstanding forward contacts at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

At June 30, 2009, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s outstanding forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	June 30, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$33,297	$200	$292,538	$21,913 [1]
Commitments to sell foreign currency	246,826	(13,431)	154,187	12,227 [1]
Balance Sheet Location:
Accounts Receivable		$333		$34,227
Other Current Liabilities		(13,564)		(87)

Euro Functional Currency
	June 30, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$88,753	$(2,378)	$—	$—
Commitments to sell foreign currency	65,916	(373)	66,405	(409)[1]
Balance Sheet Location:
Accounts Receivable		$389		$290
Other Current Liabilities		(3,140)		(699)

		Amount and Location of Gain (Loss) Recognized in Income
		Three Months Ended June 30,	Six Months Ended June 30,
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts	General and administrative	$(17,759)	$(21,747)
	Revenues	(923)	3,289

	Total	$(18,682)	$(18,458)

[1]	Amounts represent gross fair value amounts while actual balance sheet classification considers master netting arrangements.

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Canadian dollar, Australian dollar, Norwegian krone, and Mexican peso. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at June 30, 2009 and December 31, 2008, respectively.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment processing opportunities throughout the world and increasing volumes and transactions over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and an update to the risk factors in Item 1A – Risk Factors of this Report for a complete discussion of these risk factors.

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

MasterCard has presented non-GAAP financial measures to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to aid in forecasting future periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. More specifically, litigation settlements have been excluded since MasterCard monitors litigation settlements separately from ongoing operations and evaluates ongoing operating performance without these settlements. See “-Operating Expenses” for a table which provides a reconciliation of operating expenses, excluding litigation settlements, to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

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

Our net income was $349 million, or $2.67 per diluted share, and $716 million, or $5.47 per diluted share, for the three and six months ended June 30, 2009, respectively, versus net losses of $747 million, or $5.70 per diluted share, and $300 million, or $2.28 per diluted share, for the comparable periods in 2008. As of June 30, 2009, our liquidity and capital positions remained strong, with $2.7 billion in cash and cash equivalents and current available-for-sale securities and $2.7 billion in equity. In addition, during the six months ended June 30, 2009, we generated cash flows from operations of $778 million.

Our net revenues increased 2.7% and 0.3% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased transactions and pricing partially offset by unfavorable foreign currency exchange impacts and declines in dollar volume of activity of cards carrying our brands. The U.S. dollar strengthened versus the euro and Brazilian real, which decreased revenue by 4.3 and 4.2 percentage points for the three and six months ended June 30, 2009, respectively.

Our operating expenses decreased 70.9% and 58.1% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008. Favorable foreign currency exchange impacts of the euro and the Brazilian real against the dollar contributed slightly to the decrease in operating expenses in each of the three and six months ended June 30, 2009. Excluding the impact of special items specifically identified in the reconciliation table included in “-Operating Expenses”, operating expenses declined 13.0% and 12.0% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008. Favorable foreign currency exchange impacts of the euro and the Brazilian real against the U.S. dollar excluding special items, contributed 3.2 percentage points to the decrease in operating expenses in each of the three and six months ended June 30, 2009.

In response to the current global economic outlook, we have been realigning our resources and implementing contingency plans. These actions resulted in an overall decrease to operating expenses in the three and six months ended June 30, 2009. General and administrative expenses declined 2.9% and 3.0% in the three and six months ended June 30, 2009, respectively, which included declines in personnel, travel and professional fees; however, these decreases were partially offset by severance costs incurred related to the realigning of our resources. Advertising and marketing expenses declined 35.8% and 35.6% in the three and six months ended June 30, 2009, respectively.

Our operating margins were 43.5% and 45.9% in the three and six months ended June 30, 2009 versus (98.9)% and (29.5)% in the comparable periods, respectively, in 2008. Excluding the impact of special items, our operating margins as a percentage of total revenues were 43.6% and 45.9% in the three and six months ended June 30, 2009, versus 33.4% and 38.4%, respectively, in the comparable periods in 2008.

We believe the trend within the global payments industry from paper-based forms of payment (cash and checks) toward electronic forms of payment (card payment transactions) creates significant opportunities for the growth of our business over the longer term. Historically, we experienced greater growth in net revenues than the revenue growth in the three and six months ended June 30, 2009. Lower revenue growth rates in the three and six months ended June 30, 2009 reflect the impact of the present global economic environment, which is negatively affecting our customers and their cardholders. See “-Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

Business Environment

We process transactions from approximately 210 countries and territories and in more than 160 currencies. The United States is our largest geographic market based on revenues. Revenue generated in the United States was approximately 49.0% and 48.7% of total revenues in the three and six months ended June 30, 2009, respectively, versus 47.5% and 48.9%, respectively, in the comparable periods in 2008. No individual country, other than the United States, generated more than 10% of total revenues in the three or six months ended June 30, 2009 or 2008, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events evidenced in 2008 continued to impact the financial markets around the world in the three and six months ended June 30, 2009, with continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have continued to be significantly impacted by this economic turmoil and it has also continued or begun to impact other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by the government. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted. MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been or may be negatively impacted, or the Company may be impacted, in several ways, including but not limited to the following:

•

Declining economies and foreign currency fluctuations can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to change.

•	Constriction of consumer and business confidence such as in recessionary environments and those markets experiencing rising unemployment may continue to cause decreased spending by cardholders.

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•

Mergers of our customers may lead to lower pricing, due to the tiered pricing structure of most of our customer agreements, (which typically offer lower pricing as higher business volumes are achieved), or loss of business.

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

•

Our customers may default on their settlement obligations. See Note 19 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by numerous factors including those described above, have impacted and may continue to impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. The Company’s volumes are impacted by the number of transactions and the dollar amount of each transaction. We have observed recent trends in which the numbers of purchase transactions are generally increasing in relation to the comparable prior periods; however, the average amount per transaction is declining due to lower overall cardholder spending. Both of these factors have contributed to a net decrease in volume-based revenues (domestic assessments and cross-border volume fees) during the three and six months ended June 30, 2009 compared to the comparable periods in 2008. However, transaction-based revenues (transaction processing fees) increased.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 18 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Part I, Item 1 and an update to the risk factors in Item 1A – Risk Factors of this Report for a discussion of global interchange proceedings.

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

Financial Results

As part of a review of its presentation of certain of its financial information, during the six months ended June 30, 2009, the Company: (1) modified its presentation of details of the Company’s major revenue categories included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) section of filings with the U.S. Securities and Exchange Commission (the “SEC”) and (2) reclassified certain cardholder-related enhancement expenses. In each case, the Company’s intent was to better align such information with the way in which management views the underlying drivers of the business and analyzes the Company’s results of operations. The modifications to the presentation within the MD&A of the detail of the Company’s revenue categories did not result in any changes to the Company’s historical financial statements and had no effect on the overall calculation of net revenue presented in the financial statements. The reclassification of certain cardholder-related enhancement expenses did not result in any impact to the Company’s overall operating expenses. See “-Operating Expenses” for more information.

Our operating results for the three and six months ended June 30, 2009 and 2008, are as follows:

	For the Three Months Ended June 30,		Percent Increase (Decrease)	For the Six Months Ended June 30,		Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions, except per share, percentages and GDV amounts *)
Revenues, net	$1,280	$1,247	2.7	$2,436	$2,429	0.3%
General and administrative	506	521	(2.9)	954	983	(3.0)%
Advertising and marketing	180	281	(35.8)	296	461	(35.6)%
Litigation settlements	1	1,649	(100.0)	1	1,649	(100.0)%
Depreciation and amortization	36	28	27.8	67	53	25.4%

Total operating expenses	723	2,480	(70.9)	1,318	3,146	(58.1)%

Operating income (loss)	557	(1,233)	145.2	1,118	(718)	255.9%
Total other income (expense)	(21)	10	(306.9)	(32)	183	(117.6)%

Income (loss) before income taxes	536	(1,223)	143.9	1,086	(535)	303.2%
Income tax expense (benefit)	188	(477)	139.4	370	(235)	257.7%

Net income (loss)	349	(747)	146.7	716	(300)	338.9%
Loss attributable to non-controlling interests	—	—	* *	—	—	* *

Net Income (Loss) Attributable to MasterCard	$349	$(747)	146.8	$716	$(300)	339.0%

Basic Earnings (Loss) per Share[1]	$2.67	$(5.70)	146.8%	$5.49	$(2.28)	340.8%
Basic Weighted Average Shares Outstanding	130	130	(0.3)%	130	131	(0.8)%
Diluted Earnings (Loss) per Share[1]	$2.67	$(5.70)	146.8%	$5.47	$(2.28)	339.9%
Diluted Weighted Average Shares Outstanding	130	130	0.0%	130	131	(0.5)%
Effective income tax rate	35.0%	39.0%	* *	34.1%	43.9%	* *
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$595	$656	(9.3)%	$1,145	$1,265	(9.5)%
Processed transactions[2]	5,631	5,220	7.9%	10,777	10,084	6.9%

*	Note that figures in the above table may not sum due to rounding.
**	Not meaningful.
[1]

As more fully described in Note 2 (Earnings Per Share) to the consolidated financial statements included in Item 1, the 2008 amounts have been revised in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force 03-6-1 on January 1, 2009.

[2]	The data set forth for processed transactions represents all transactions processed by MasterCard, including PIN-based online debit transactions.

In 2008, we updated our processed transactions numbers to apply reversals and include certain cash transactions. The June 30, 2008 numbers have been restated to be consistent with this revised methodology. Revenue was not impacted by these changes.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and six months ended June 30, 2009, the U.S. dollar strengthened against the euro and Brazilian real, resulting in lower revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening of the U.S. dollar is evident when GDV on a U.S. dollar-converted basis is compared to GDV on a local currency basis. In the three and six months ended June 30, 2009, GDV declined 9.3% and 9.5%, respectively, when measured on a U.S. dollar converted basis and declined 0.6% and 0.2%, respectively, when measured on a local currency basis, versus the comparable periods in 2008.

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

Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. A combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based (credit and offline debit) or PIN-based (on-line debit, including automated teller machine (“ATM”) cash withdrawals and retail purchases)

•	Tiered pricing, with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

Cross-border transactions generate greater revenue than domestic transactions since cross-border fees are higher than domestic fees. We review our pricing and implement pricing changes on an ongoing basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements.

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are the same. A portion of these assessments are estimated based on aggregate transaction information collected from our systems and projected customer performance and are calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services. In addition, there is a fee charged only to U.S. acquirers, for accepting transactions from cardholders with non-U.S. issuers.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

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

•	Cardholder services fees are for benefits provided with MasterCard-branded cards, such as insurance, telecommunications assistance for lost cards and locating automated teller machines.

•	The Company also charges for a variety of other payment-related services, including account and transaction enhancement services, compliance and penalty fees, holograms and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard financial institution customers and merchants. These payments are based on contractual arrangements which may include performance hurdles for volumes, transactions, issuance of new cards, launch of new programs or the execution of marketing programs. Rebates and incentives are calculated based on estimated performance and the terms of the related business agreements. Rebates and incentives are recorded as a reduction of gross revenues in the same period that performance occurs.

Revenue Analysis

Gross revenues increased $12 million and $7 million, or 0.7% and 0.2%, in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased pricing and transactions partially offset by unfavorable foreign currency exchange impacts and declines in dollar volume of activity on cards carrying our brands. Rebates and incentives as a percentage of gross revenues were 21.2% and 21.8% in the three and six months ended June 30, 2009, respectively, versus 22.6% and 21.9% for the comparable periods in 2008. Our net revenues increased 2.7% and 0.3% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008.

Pricing changes increased net revenues by approximately 8 and 6 percentage points for the three and six months ended June 30, 2009, respectively, primarily due to price changes implemented in April 2009 and October 2008. Approximately one-third and less than half of the impact from pricing in the three and six months ended June 30, 2009, respectively, were associated with the October 2008 price changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The significant components of our revenues were as follows for the three and six months ended June 30:

	For the Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Domestic assessments	$586	$599	$(13)	(2.2)%	$1,139	$1,164	$(25)	(2.1)%
Cross-border volume fees	348	384	(36)	(9.4)%	669	746	(77)	(10.3)%
Transaction processing fees	503	439	64	14.6%	939	846	93	11.0%
Other revenues	187	190	(3)	(1.6)%	370	354	16	4.5%

Gross revenues	1,624	1,612	12	0.7%	3,117	3,110	7	0.2%
Rebates and incentives (contra-revenues)	(344)	(365)	21	(5.8)%	(681)	(681)	—	—%

Net revenues	$1,280	$1,247	$33	2.7%	$2,436	$2,429	$7	0.3%

*	Note that figures in the above table may not sum due to rounding.

Domestic assessments – The decrease in domestic assessments of 2.2% and 2.1% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•

GDV declined slightly in each of the three and six months ended June 30, 2009 when measured in local currency terms, and declined 9.3% and 9.5%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2008.

•

The impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars contributed approximately 3 to 4 percentage points to the decrease in each of the three and six months ended June 30, 2009.

These decreases were partially offset by pricing changes implemented in October 2008 when we increased certain assessment fees and introduced a new assessment fee to acquirers in Europe. These price changes favorably impacted domestic assessments approximately 6 to 7 percentage points in each of the three and six months ended June 30, 2009. Approximately half of the pricing impact was associated with the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Cross-border volume fees – The decrease in cross-border volume fees of 9.4% and 10.3% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•

Cross-border volumes declined 2.1% and 1.4% in the three and six months ended June 30, 2009, respectively, when measured in local currency terms, and 13.8% and 13.9%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2008.

•

The impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars contributed approximately 4 percentage points to the decrease in each of the three and six months ended June 30, 2009.

These decreases were partially offset by pricing changes on acquiring cross-border volumes during 2008, which represented approximately 6 percentage points favorable impact in cross-border volume fees in each of three and six months ended June 30, 2009. A substantial portion of these changes in pricing were implemented in October 2008 and repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Transaction processing fees – The increase in transaction processing fees of 14.6% and 11.0% during the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•	Pricing changes implemented in April 2009 which represented approximately 10 and 5 percentage points of the increase in the three and six months ended June 30, 2009, respectively.

•	Processed transactions increased 7.9% and 6.9% during the three and six months ended June 30, 2009, respectively.

These increases were partially offset by the impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars by approximately 5 percentage points in each of the three and six months ended June 30, 2009.

Other revenues – The decrease of 1.6% and increase of 4.5% in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008, was due to:

•	Additional other payment-related services being provided, including higher compliance and penalty fees. These increases were partially offset by lower consulting and research fees.

•

The impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars decreased other revenues by approximately 3 percentage points in each of the three and six months ended June 30, 2009.

Rebates and incentives – The decrease in rebates and incentives of 5.8% during the three months ended June 30, 2009 and rebates and incentives remaining flat during the six months ended June 30, 2009, versus the comparable periods in 2008, was due to:

•

The impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars decreased rebates and incentives by approximately 3 percentage points in each of the three and six months ended June 30, 2009.

•

A decline in customer and merchant performance in accordance with existing contractual agreements, partially offset by higher rebates and incentives for certain new and renewed agreements. In addition, the six months ended June 30, 2008 included a reduction of a customer performance estimate.

We intend to continue to enter into and maintain business agreements with certain customers and merchants that provide GDV and other performance-based support incentives.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. During the three and six months ended June 30, 2009, the Company reclassified certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $22 million and $42 million of these expenses have been reclassified in the three and six months ended June 30, 2008, respectively, to conform to the 2009 presentation.

In each of the three and six month periods ended June 30, 2009, there was a decrease in operating expenses of approximately $1.8 billion versus the comparable periods in 2008. This decrease is primarily due to the settlement of a lawsuit (the “American Express Settlement”) with American Express Company (“American Express”), during the three and six months ended June 30, 2008. The American Express Settlement settled the U.S. federal antitrust litigation between MasterCard and American Express. In addition, our cost containment initiatives resulted in an overall decrease to operating expenses, excluding litigation settlements, in the three and six months ended June 30, 2009. The following table compares and reconciles operating expenses, excluding litigation settlements (“Special Items”), which is a non-GAAP financial measure, to the operating expenses including litigation settlements, which is the most directly comparable GAAP measurement and allows for a more meaningful comparison between periods. Management believes this analysis may be helpful in evaluating ongoing operating expenses.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
General and administrative	$506	$—	$506	$521	$—	$521	(2.9)%	(2.9)%
Advertising and marketing	180	—	180	281	—	281	(35.8)%	(35.8)%
Litigation settlements	1	1	—	1,649	1,649	—	(100.0)%	—
Depreciation and amortization	36	—	36	28	—	28	27.8%	27.8%

Total operating expenses	$723	$1	$722	$2,480	$1,649	$830	(70.9)%	(13.0)%

Total operating expenses as a percentage of total net revenues	56.5%		56.4%	198.9%		66.6%

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) As Adjusted
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
General and administrative	$954	$—	$954	$983	$—	$983	(3.0)%	(3.0)%
Advertising and marketing	296	—	296	461	—	461	(35.6)%	(35.6)%
Litigation settlements	1	1	—	1,649	1,649	—	(100.0)%	—
Depreciation and amortization	67	—	67	53	—	53	25.4%	25.4%

Total operating expenses	$1,318	$1	$1,317	$3,146	$1,649	$1,497	(58.1)%	(12.0)%

Total operating expenses as a percentage of total net revenues	54.1%		54.1%	129.5%		61.6%

General and Administrative

The major components of general and administrative expenses are as follows:

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Personnel	$369	$341	$28	8.2%	$675	$644	$31	4.8%
Professional fees	37	56	(19)	(33.9)%	69	108	(39)	(36.1)%
Telecommunications	17	21	(4)	(19.0)%	35	40	(5)	(12.5)%
Data processing	22	18	4	22.2%	41	35	6	17.1%
Travel and entertainment	11	29	(18)	(62.1)%	20	54	(34)	(63.0)%
Other	50	56	(6)	(10.7)%	115	102	13	12.7%

General and administrative expenses	$506	$521	$(15)	(2.9)%	$954	$983	$(29)	(3.0)%

*	Note that figures in the above table may not sum due to rounding.

•

Personnel expense increased in the three and six months ended June 30, 2009 versus the comparable periods in 2008. Personnel expense includes $51 million and $70 million for severance in the three and six months ended June 30, 2009, respectively compared to $12 million and $13 million, respectively, in the comparable 2008 periods. The increased severance costs are the result of cost containment initiatives and were partially offset by lower bonus accruals and contractor costs.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees decreased in the three and six months ended June 30, 2009 versus the comparable periods in 2008, primarily due to decreased usage of third-party consulting services and lower legal fees associated with the settlement of two significant legal cases during 2008 .

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. Travel and entertainment expense decreased in the three and six months ended June 30, 2009 versus the comparable periods in 2008, primarily due to cost containment initiatives.

•

Other includes rental expense for our facilities; costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs; foreign exchange gains and losses, charges for impairment of assets and other miscellaneous administrative expenses. The increase in the six months ended June 30, 2009 versus the comparable period in 2008 was primarily driven by an impairment of certain intangible assets.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through a mix of integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences.

Advertising and marketing expenses decreased $101 million and $164 million, or 35.8% and 35.6%, in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008, primarily due to cost containment initiatives, in response to market realities and due to a favorable foreign currency impact of approximately 3 to 4 percentage points in each of the periods. We will continue to evaluate opportunities for cost containment related to advertising and marketing costs during the remainder of 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased $8 million and $14 million in the three and six months ended June 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased investments in leasehold and building improvements, data center equipment and capitalized software. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Investment income	$14	$26	$(12)	(46.9)%	$31	140	(109)	(77.9)%
Interest expense	(32)	(15)	(16)	105.8%	(68)	(31)	(37)	119.7%
Other income (expense)	(3)	—	(2)	1,055.1%	4	73	(69)	(94.0)%

Total other income (expense)	$(21)	$10	$(31)	(306.9)%	$(32)	$183	$(215)	(117.6)%

*	Note that figures in the above table may not sum due to rounding.

•

Investment income decreased $12 million and $109 million in the three and six months ended June 30, 2009, respectively. The decrease for the three months ended June 30, 2009 is primarily due to lower interest income of $15 million, primarily due to lower interest rates. The decrease in investment income for the six months ended June 30, 2009 is primarily due to $86 million in gains recognized on the sale of our remaining shares of common stock in RedeCard S.A. in the first quarter of 2008 and lower interest income in the six months ended June 30, 2009.

•

Interest expense increased $16 million and $37 million in the three and six months ended June 30, 2009, respectively, primarily due to an increase in interest accretion of $17 million and $36 million, respectively, associated with the American Express Settlement obligation.

•

Other income (expense) decreased $2 million and $69 million for the three and six months ended June 30, 2008, respectively, primarily due to a $75 million gain related to the termination of a customer business agreement recognized in the first quarter of 2008.

Income Taxes

The effective income tax rates were 35.0% and 39.0% for the three months ended June 30, 2009 and 2008, respectively, and 34.1% and 43.9% for the six months ended June 30, 2009 and 2008, respectively. The difference in the effective tax rates for the periods was due to the effect of the charge for the American Express Settlement recorded in the three and six month periods ended June 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the three and six month periods ended June 30, 2008 as compared to the three and six month periods ended June 30, 2009.

During the three and six months ended June 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $6.2 million and $17.5 million, respectively, all of which would affect the Company’s effective tax rate, if recognized.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At June 30, 2009 and December 31, 2008, we had $2.7 billion and $2.1 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our stockholders’ equity was $2.7 billion and $1.9 billion as of June 30, 2009 and December 31, 2008, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A in Part 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and an update to the risk factors in Item 1A of this Report for additional discussion of these and other risks facing our business. See also Notes 16 (Obligations Under Litigation Settlements) and 18 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Item 1 and “-Business Environment” for more information.

	Six Months Ended June 30,
	2009	2008
	(in millions)

Cash Flow Data:
Net cash provided by operating activities	$778	$543
Net cash (used in) provided by investing activities	(88)	248
Net cash used in financing activities	(166)	(721)

	June 30, 2009	December 31, 2008
	(in millions)

Balance Sheet Data:
Current assets	4,690	4,312
Current liabilities	2,982	2,990
Long-term liabilities	1,328	1,553
Equity	2,674	1,932

Net cash provided by operating activities for the six months ended June 30, 2009 was $778 million versus $543 million for the comparable period in 2008. Cash from operations for the six months ended June 30, 2009 was primarily due to operating income plus the collection of accounts and income taxes receivable, partially offset by payments for litigation settlements. Net cash provided by operating activities for the six months ended June 30, 2008 was primarily due to net revenues exceeding general and administrative and advertising and marketing expenses, partially offset by higher tax payments and payments to customers under business agreements.

In 2003, MasterCard entered into the U.S. Merchant Lawsuit Settlement with various U.S. merchants. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125 million in 2003 and $100 million annually each December from 2004 through 2012. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plantiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard will make a prepayment of its remaining $400 million in payment obligations at a discounted amount of $335 million on September 30, 2009. The Prepayment Agreement is subject to court approval. In addition, in June 2008, MasterCard entered into the American Express Settlement which ended all existing litigation between American Express and MasterCard. Under the terms of the American Express settlement, MasterCard is required to pay up to $150 million each quarter for 12 quarters, for a maximum amount of $1.8 billion. During the six months ended June 30, 2009, MasterCard made $300 million in litigation payments in accordance with the American Express Settlement.

Net cash used in investing activities for the six months ended June 30, 2009 primarily related to expenditures for our global network and investments in affiliates. Cash provided by investing activities for the six months ended June 30, 2008 primarily related to net sales of available-for-sale securities and expenditures for our global network.

Cash used in financing activities for the six months ended June 30, 2009 primarily related to the payment of $149 million of debt (see Note 12 (Consolidation of Variable Interest Entity) to the consolidated financial statements in Part I, Item 1 for additional discussion) and approximately $39 million in dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2008 related primarily to the repurchase of approximately 2.8 million shares of our Class A common stock through a share repurchase plan, the repayment of $80 million related to the Company’s ten-year, unsecured, subordinated notes that matured in June 2008 and the payment of approximately $40 million in dividends to our stockholders.

As of June 30, 2009, the Company held $187 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities. As of December 31, 2008, the Company held $192 million of ARS classified as long-term available-for-sale securities. The stated maturity of the securities ranges from 10 to 33 years, and the securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education. The Company determined that the fair value of the ARS does not approximate par value, assigned a 20% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive income during 2008. The Company believes it is more likely than not that it will hold the ARS until recovery of fair value, which may be maturity or earlier if called or if liquidity is restored in the market. See Note 5 (Investment Securities) to the consolidated financial statements included in Part I, Item 1 for more information.

On June 9, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 10, 2009 to holders of record on July 10, 2009 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On January 22, 2009, Standard & Poor’s reaffirmed our BBB+ long-term and A-2 short-term counterparty credit ratings, with a stable outlook. Our access to capital and liquidity has been sufficient with these ratings. A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Future Obligations

The following table summarizes our obligations as of June 30, 2009 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2009	2010-2011	2012-2013	2014 and thereafter
	(In millions)
Capital leases[1]	$53	$4	$9	$40	$—
Operating leases[2]	89	15	36	18	20
Sponsorship, licensing and other[3,4]	557	186	278	89	3
Litigation settlements[5]	1,609	409	1,100	100	—
Debt[6]	21	—	21	—	—

Total	$2,329	$614	$1,444	$247	$23

*	Note that totals in above table may not sum due to rounding.
[1]

Most capital leases relate to certain property, plant and equipment used in our business. Our capital lease for our global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 8 (Property, Plant and Equipment) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further discussion. We also have a capital lease related to our Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $483 million as of June 30, 2009 related to customer and merchant agreements.

[4]

We have included our current liability of $14 million relating to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Due to the high degree of uncertainty regarding the timing of the non-current FIN 48 liabilities, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement, U.S. Merchant Lawsuit Settlement and other litigation settlements. The timing and amounts reflect the original terms of the U.S. Merchant Lawsuit Settlement, pending the legal effectiveness of the Prepayment Agreement discussed in Note 16 (Obligations Under Litigation Settlements) to the Consolidated Financial Statements included in Item 1.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at June 30, 2009 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

The provisions of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings (Loss) Per Share) for further detail.

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

The provisions of FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) became effective for the Company on January 1, 2009. SFAS 161 applies to all entities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 20 (Foreign Exchange Risk Management) for further detail.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations as of or for the three and six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009 in Note 4 (Fair Value). The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 5 (Investment Securities) for further detail.

Additionally, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), during April 2009. FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted FSP FAS 157-4 during the second quarter of 2009. The adoption of FSP FAS 157-4 had no impact on the Company’s financial position or results of operations. See Note 4 (Fair Value) for further detail.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), the Company has evaluated all subsequent events through July 30, 2009 which is the date that the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”), to revise SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company will adopt SFAS 166 upon its effective date of January 1, 2010 and the impact of SFAS 166 will be depend upon the nature and significance of future transfers of financial assets, if any.

The FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), during June 2009 as a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to eliminate the exemption for qualifying special purpose entities, require a new qualitative approach for determining whether a reporting entity should consolidate a variable-interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable-interest entity. Pursuant to the provisions of SFAS 167, the Company will assess whether it should consolidate or deconsolidate any variable-interest entities for which it holds variable interests on January 1, 2010 and the impact to the Company will be dependent upon the facts and circumstances related to those variable interests at the effective date.

Finally, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), during June 2009. SFAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of SFAS 168, the Company will update its references to GAAP in its consolidated financial statements issued for the periods ended September 30, 2009 and thereafter. The adoption of SFAS 168 will have no impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at June 30, 2009 as compared to December 31, 2008.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and six months ended June 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 30, 2009 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and six month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for each of the six month periods ended June 30, 2009 and 2008, and the consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

July 30, 2009

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 18 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

The following supplements the Company’s risk factor set forth in its Annual Report on Form 10-K for the year ended December 31, 2008, entitled “Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, and thus our revenue.” This supplemental information concerns certain U.S. legislation related to interchange fees, which have been the topic of increased congressional and regulatory interest. In June 2009, the “Credit Card Fair Fee Act” was introduced in the U.S. House of Representatives. This legislation seeks to regulate interchange by allowing merchants to collectively seek to lower their payment card acceptance costs. Such collective actions would be exempt from the U.S. antitrust laws under this legislation. The Credit Card Fair Fee Act would require the U.S. Department of Justice to observe collective merchant negotiations with the Company and its customer financial institutions (and separately with Visa and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation was also introduced in the U.S. Senate in June 2009, although the Senate bill would go further than the Credit Card Fee Act by creating a government panel to establish the terms and conditions of payment card acceptance for those merchants who do not reach an agreement as a result of the antitrust exemption. A separate bill introduced in the House prior to the Credit Card Fair Fee Act would, among other things, prohibit the inclusion of certain provisions in payment card network rules (e.g., honor all cards) and direct the U.S. Federal Trade Commission to prescribe regulations to ensure, among other things, that such rules are not “unfair or deceptive” to consumers and merchants. There have not been hearings in this Congress on any of these bills. It is not clear whether Congress will act on one or more of these bills, and what form any such legislation may ultimately take. However, pursuant to the “Credit Card Act”, which was signed into law in May 2009 concerning creditor practices, the General Accountability Office (“GAO”) has been instructed to conduct a study on interchange within 180 days of enactment and submit the findings and conclusions of that study to Congress, together with recommendations for legislative or administrative actions that the GAO may deem appropriate. It is not clear what recommendations, if any, the GAO might make in its study, or whether any such recommendations would be similar to or different from existing legislative proposals.

As set forth in the risk factor entitled “Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, and thus our revenue,” if issuers cannot collect interchange fees, or MasterCard is forced to reduce interchange fees, issuers may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in the MasterCard four-party payment card system, lower overall transaction volumes and profitability, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also charge higher fees to consumers, thereby making MasterCard card programs less desirable to consumers and reducing the Company’s transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that MasterCard charges. The potential outcome of any legislative or regulatory action could have a different or more negative impact on MasterCard relative to its competitors. If the Company is ultimately unsuccessful in its defense of interchange fees, such legislation or regulatory action may have a material adverse impact on the Company’s revenue, prospects for future growth and MasterCard’s overall business. In addition, litigation and regulatory proceedings could result in MasterCard being fined and/or having to pay civil damages.

The following supplements the Company’s risk factor set forth in its Annual Report on Form 10-K for the year ended December 31, 2008, entitled, “The payments industry is generally the subject of increasing global regulatory focus, which may impose costly new compliance burdens on us and our customers and lead to decreased transaction volumes through our systems.” This supplemental information concerns certain proposed U.S. legislation related to the regulation of financial products or services offered to consumers, and certain payment systems. In June 2009, the Obama Administration released a white paper with a number of suggested regulatory reform proposals concerning the financial services sector. Shortly thereafter, the Administration released proposed legislative language to create a Consumer Financial Protection Agency (“Agency”), which could have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products. In July 2009, the Chairman of the House Financial Services Committee, Barney Frank (D-MA), introduced legislation that is essentially identical in substance to the draft legislative language released by the Administration. Under the proposed legislation, the Agency’s proposed grant of authority is broad and not yet clearly defined. It is therefore not clear whether the Agency would be authorized to regulate aspects of payment card network operations or to what extent it would have some jurisdiction over MasterCard. The legislation must first be passed by Congress to become law. Should the House pass the legislation, it is not yet clear how quickly the Senate would address this issue and what form any such legislation may ultimately take. In addition, in July 2009, the U.S. Department of the Treasury released a legislative proposal and proposed legislative language for the regulation of payment, clearing and settlement systems, determined by the Board of Governors of the Federal Reserve System to be “systemically important” systems (“Systemically Important Systems”), that could impose upon Systemically Important Systems additional regulatory, reporting, examination or other obligations that may differ from existing legal requirements. This proposal would first have to be passed by Congress to become law. It is unclear the extent to which Congress might act with respect to this proposal and, if so, whether the Company would be deemed a Systemically Important System. However, the imposition of any additional regulatory or other obligations on the Company could result in costly new compliance burdens that could negatively impact our business.

For a discussion of the Company’s additional risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of stockholders (the “Annual Meeting”) of the Company was held on June 9, 2009. Stockholders approved each of the proposals on the agenda for the Annual Meeting, which included the following:

1. Election of the three nominees named in the proxy statement to serve on the Company’s Board of Directors as directors (Class III);

2. Election of the nominee named in the proxy statement to serve on the Company’s Board of Directors as a Class M Director (Class III);

3. Approval of the amendment of Sections 6.1(A) and 6.4(B) of the Company’s amended and restated certificate of incorporation (the “Charter”); and

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009.

Each of these proposals is fully described in the Company’s proxy statement, dated April 23, 2009 and filed with the Securities and Exchange Commission.

Pursuant to the Charter and the Company’s bylaws: (1) only holders of the Company’s Class A common stock were entitled to vote on proposals 1 and 4 above; (2) only holders of the Company’s Class M common stock were entitled to vote on proposal 2 above; and (3) only holders of the Company’s Class A common stock and Class M common stock, each voting separately as a class, were entitled to vote on proposal 3 above.

Voting Items for Holders of Class A Common Stock

A total of 88,929,704 shares of Class A common stock were represented in person or by proxy and entitled to vote at the Annual Meeting.

Proposal 1—Election of Class A Directors

Each of the nominees listed below were elected to serve on the Board of Directors as a director (Class III) with a term expiring in 2012 (we refer to all directors who are not Class M directors (as defined below) as “Class A Directors”). The votes “for” and “withheld” with respect to each nominee are as follows:

Class A Director	Votes FOR	Votes WITHHELD
Richard Haythornthwaite	84,978,164	3,951,540
David R. Carlucci	84,731,095	4,198,609
Robert W. Selander	85,111,019	3,818,685

There were no broker non-votes or abstentions with respect to this proposal.

In addition to the Class A Directors listed above who were elected at the Annual Meeting, the following persons continue to serve on the Board of Directors as Class A Directors following the Annual Meeting: Nancy J. Karch (Class I), José Octavio Reyes Lagunes (Class I), Edward Suning Tian (Class I), Bernard S. Y. Fung (Class II), Marc Olivié (Class II) and Mark Schwartz (Class II).

Proposal 4—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2009.

Proposal 4 received 88,427,776 votes “for,” 439,527 votes “against” and 62,400 abstentions. There were no broker non-votes with respect to this proposal.

Voting Item for Holders of Class M Common Stock

A total of 752 votes of Class M common stock were represented in person or by proxy and entitled to vote at the Annual Meeting.

Proposal 2—Election of Class M Directors

Steven J. Freiberg was elected to serve on the Board of Directors as a Class M Director (Class III) with a term expiring in 2012. A “Class M Director” is one of up to three directors (not more than one-quarter of all directors) as to whom holders of Class M Common Stock have the right to elect. The election of Mr. Freiberg received 741.487 votes “for” and 10.422 votes “withheld.” There were no broker non-votes or abstentions with respect to this proposal.

In addition to Mr. Freiberg, who was elected at the Annual Meeting, Silvio Barzi (Class I) and Jackson P. Tai (Class II) continue to serve on the Board of Directors as Class M Directors.

Voting Item for Holders of Class A Common Stock and Class M Common Stock

Proposal 3 – Approval of the Amendment of Sections 6.1(A) and 6.4(B) of the Company’s Amended and Restated Certificate of Incorporation

Proposal 3 received the following: (1) from holders of shares of Class A common stock – 81,237,475 votes “for,” 185,738 votes “against” and 278,157 abstentions and (2) from holders of Class M common stock – 728.603 votes “for,” 5.096 votes “against” and 18.231 abstentions. There were 7,288,334 broker non-votes from holders of Class A common stock with respect to this proposal.

Item 5.	Other Information

On July 24, 2009, the Company, in the ordinary course of business, issued 54 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 23 shares of Class M common stock due to the terminations of principal members, pursuant to the Charter. In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2009	MASTERCARD INCORPORATED
(Registrant)

Date: July 30, 2009	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2009	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2009	By:	/s/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of MasterCard Incorporated.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document