Form 10-Q
period 2009-09-30
MASTERCARD INC
filed 2009-11-03
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 28, 2009, there were 109,773,787 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 19,977,657 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,812 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,316,391	$1,505,160
Investment securities, at fair value:
Available-for-sale	629,678	588,095
Municipal bonds held-to-maturity	—	154,000
Accounts receivable	503,472	639,482
Income taxes receivable	—	198,308
Settlement due from customers	427,075	513,191
Restricted security deposits held for customers	260,769	183,245
Prepaid expenses	268,213	213,612
Deferred income taxes	277,967	283,795
Other current assets	69,102	32,619

Total Current Assets	4,752,667	4,311,507

Property, plant and equipment, at cost (less accumulated depreciation of $311,497 and $278,269)	450,915	306,798
Deferred income taxes	358,781	567,567
Goodwill	314,430	297,993
Other intangible assets (less accumulated amortization of $412,170 and $377,570)	410,533	394,282
Auction rate securities available-for-sale, at fair value	196,350	191,760
Municipal bonds held-to-maturity	36,400	37,450
Prepaid expenses	322,014	302,095
Other assets	97,258	66,397

Total Assets	$6,939,348	$6,475,849

LIABILITIES AND EQUITY
Accounts payable	$277,715	$253,276
Settlement due to customers	424,383	541,303
Restricted security deposits held for customers	260,769	183,245
Obligations under litigation settlements (Note 16)	614,220	713,035
Accrued expenses	1,048,064	1,032,061
Short-term debt	—	149,380
Other current liabilities	166,181	118,151

Total Current Liabilities	2,791,332	2,990,451
Deferred income taxes	76,186	74,518
Obligations under litigation settlements (Note 16)	396,117	1,023,263
Long-term debt	21,690	19,387
Other liabilities	428,787	436,255

Total Liabilities	3,714,112	4,543,874
Commitments (Note 15)
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 116,466,176 and 105,126,588 shares issued and 109,725,586 and 98,385,998 outstanding, respectively	11	10
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 19,977,657 and 30,848,778 issued and outstanding, respectively	3	4
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,803 and 1,728 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,384,280	3,304,604
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250,000)	(1,250,000)
Retained earnings (accumulated deficit)	873,424	(236,100)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	254,004	175,040
Defined benefit pension and other postretirement plans, net of tax	(40,084)	(43,207)
Investment securities available-for-sale, net of tax	(4,115)	(22,996)

Total accumulated other comprehensive income	209,805	108,837

Total Stockholders’ Equity	3,217,523	1,927,355
Non-controlling interests	7,713	4,620

Total Equity	3,225,236	1,931,975

Total Liabilities and Equity	$6,939,348	$6,475,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Revenues, net	$1,364,275	$1,338,178	$3,800,266	$3,766,766
Operating Expenses
General and administrative	474,457	515,046	1,428,314	1,498,028
Advertising and marketing	173,828	246,154	470,275	706,798
Litigation settlements	6,245	827,500	6,745	2,476,845
Depreciation and amortization	36,242	28,742	102,950	81,956

Total operating expenses	690,772	1,617,442	2,008,284	4,763,627

Operating income (loss)	673,503	(279,264)	1,791,982	(996,861)
Other Income (Expense)
Investment income, net	10,665	22,626	41,696	163,081
Interest expense	(24,098)	(36,319)	(91,667)	(67,075)
Other income (expense), net	13,324	(715)	17,707	72,582

Total other income (expense)	(109)	(14,408)	(32,264)	168,588

Income (loss) before income taxes	673,394	(293,672)	1,759,718	(828,273)
Income tax expense (benefit)	221,254	(100,090)	591,489	(334,916)

Net income (loss)	452,140	(193,582)	1,168,229	(493,357)
Loss attributable to non-controlling interests	59	—	302	—

Net Income (Loss) Attributable to MasterCard	$452,199	$(193,582)	$1,168,531	$(493,357)

Basic Earnings (Loss) per Share (Note 2)	$3.46	$(1.48)	$8.95	$(3.76)

Basic Weighted Average Shares Outstanding (Note 2)	129,936	129,536	129,773	130,342

Diluted Earnings (Loss) per Share (Note 2)	$3.45	$(1.48)	$8.92	$(3.76)

Diluted Weighted Average Shares Outstanding (Note 2)	130,359	129,536	130,152	130,342

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating Activities
Net income (loss)	$1,168,229	$(493,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,950	81,956
Gain on sale of Redecard S.A. available-for-sale securities	—	(85,903)
Share based payments (Note 13)	69,487	44,217
Stock units withheld for taxes	(27,884)	(66,095)
Tax benefit for share based compensation	(32,249)	(48,901)
Impairment of assets	15,991	10,600
Accretion of imputed interest on litigation settlements	72,573	47,490
Deferred income taxes	204,298	(531,454)
Other	(13,044)	9,482
Changes in operating assets and liabilities:
Trading securities	—	2,561
Accounts receivable	162,364	(75,851)
Income taxes receivable	190,000	(256,469)
Settlement due from customers	94,664	74,875
Prepaid expenses	(58,332)	(134,762)
Other current assets	(43,789)	(9,759)
Obligations under litigation settlements	(784,463)	2,361,248
Accounts payable	20,859	(31,871)
Settlement due to customers	(124,564)	(58,448)
Accrued expenses	25,347	41,914
Net change in other assets and liabilities	51,480	49,111

Net cash provided by operating activities	1,093,917	930,584

Investing Activities
Purchases of property, plant and equipment	(37,319)	(51,250)
Capitalized software	(59,112)	(71,267)
Purchases of investment securities available-for-sale	(104,620)	(495,606)
Proceeds from sales and maturities of investment securities, available-for-sale	84,279	851,987
Investment in affiliates	(16,043)	—
Acquisition of business, net of cash acquired	(2,913)	—
Other investing activities	(4,688)	(2,223)

Net cash provided by (used in) investing activities	(140,416)	231,641

Financing Activities
Dividends paid	(59,019)	(59,576)
Exercise of stock options	5,791	9,335
Tax benefit for share based compensation	32,249	48,901
Purchase of treasury stock	—	(649,468)
Payment of debt	(149,380)	(80,000)
Redemption of non-controlling interest	(4,620)	—

Net cash used in financing activities	(174,979)	(730,808)

Effect of exchange rate changes on cash and cash equivalents	32,709	(19,255)

Net increase in cash and cash equivalents	811,231	412,162
Cash and cash equivalents - beginning of period	1,505,160	1,659,295

Cash and cash equivalents - end of period	$2,316,391	$2,071,457

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

		Common Stock		Additional Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Non- Controlling
	Total	Class A	Class B	Capital	Stock	Deficit)	net of tax	Interests
	(In thousands, except per share data)
Balance at December 31, 2008	$1,931,975	$10	$4	$3,304,604	$(1,250,000)	$(236,100)	$108,837	$4,620
Redemption of non-controlling interest	(4,620)	—	—	—	—	—	—	(4,620)
Investment in majority owned entity	8,015	—	—	—	—	—	—	8,015
Net income (loss)	1,168,229	—	—	—	—	1,168,531	—	(302)
Other comprehensive income, net of tax	100,968	—	—	—	—	—	100,968	—
Cash dividends declared on Class A and Class B common stock, $0.45 per share	(58,974)	—	—	33	—	(59,007)	—	—
Share based payments	69,487	—	—	69,487	—	—	—	—
Stock units withheld for taxes	(27,884)	—	—	(27,884)	—	—	—	—
Tax benefit for share based compensation	32,249	—	—	32,249	—	—	—	—
Conversion of Class B to Class A common stock	—	1	(1)	—	—	—	—	—
Exercise of stock options	5,791	—	—	5,791	—	—	—	—

Balance at September 30, 2009	$3,225,236	$11	$3	$3,384,280	$(1,250,000)	$873,424	$209,805	$7,713

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net Income (Loss)	$452,140	$(193,582)	$1,168,229	$(493,357)
Other comprehensive income (loss):
Foreign currency translation adjustments	67,089	(95,898)	78,964	(19,048)
Defined benefit pension and postretirement plans, net of tax	1,236	140	3,123	422
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	12,683	1,008	18,881	(77,857)

Other comprehensive income (loss)	81,008	(94,750)	100,968	(96,483)

Comprehensive Income (Loss)	533,148	(288,332)	1,269,197	(589,840)
Loss attributable to non-controlling interests	59	—	302	—

Comprehensive Income (Loss) Attributable to MasterCard	$533,207	$(288,332)	$1,269,499	$(589,840)

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

Consolidation and basis of presentation

The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including the Company’s variable interest entity. The Company’s variable interest entity was established for the purpose of constructing the Company’s global technology and operations center; it was not an operating entity and had no employees. In March 2009, the Company discontinued its use of the variable interest entity. See Note 12 (Consolidation of Variable Interest Entity) for further discussion. Intercompany transactions during the periods ended September 30, 2009 and 2008 have been eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements as of December 31, 2008. The consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated all subsequent events through November 3, 2009 which is the date that the consolidated financial statements were issued.

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

Reclassification of prior period amounts

Certain prior period amounts have been reclassified to conform to the 2009 presentation. The amounts reclassified primarily relate to the adoption of certain accounting standards and the reclassification of certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $21,000 and $63,000 of these expenses have been reclassified for the three and nine months ended September 30, 2008, respectively, to conform to the 2009 presentation.

Recent accounting pronouncements

Codification of accounting pronouncements — On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) implemented the FASB accounting standards codification and hierarchy of generally accepted accounting principles as the sole source of authoritative GAAP. Pursuant to these provisions, the Company has eliminated its references to the former GAAP authoritative pronouncements in its consolidated financial statements issued as of and for the period ended September 30, 2009. The adoption of this referencing methodology will be continued in the future. As the FASB’s codification was not intended to change existing authoritative guidance, this referencing methodology has not had and will not have any impact on the Company’s financial position or results of operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Earnings per share - A new accounting standard related to instruments granted in share-based payment transactions became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings (Loss) Per Share) for further detail.

Non-controlling interests - In December 2007, accounting and reporting standards were established that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. Effective January 1, 2009, the Company applied the provisions of these new standards retrospectively in the consolidated financial statements. The adoption of these new standards did not have a material impact on the Company’s financial position or results of operations for any periods presented.

Derivative instruments and hedging - Disclosure requirements for derivative instruments and hedging were amended, effective for the Company on January 1, 2009. The new requirements apply to all entities and provide for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied these requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since this revision relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 20 (Foreign Exchange Risk Management) for further detail.

Business combinations - Effective January 1, 2009, the Company adopted the new accounting standard for business combinations. The new standard establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Fair value - Interim disclosure requirements about fair value of financial instruments were amended and became effective for the Company during the second quarter of 2009. Public entities must disclose in their interim financial statements the fair value of financial instruments within the scope of this standard. Additionally, disclosure is required of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted this standard during the second quarter of 2009 and has included the additional financial statement disclosures as of September 30, 2009 in Note 4 (Fair Value). The adoption of this standard had no impact on the Company’s financial position or results of operations.

Also, accounting standards changed for the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. Enhanced disclosures must include the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted these changes during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 5 (Investment Securities) for further detail.

Additionally, accounting guidance was issued to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The new disclosures relate to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted the changes, as required, during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 4 (Fair Value) for further detail.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Transfers of financial assets - In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company will adopt the new standard upon its effective date of January 1, 2010 and the impact will depend upon the nature and significance of future transfers of financial assets, if any.

Variable interest entities - During June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. The Company will assess whether it should consolidate or deconsolidate any variable interest entities for which it holds variable interests on January 1, 2010, the effective date of the new standard, and the impact to the Company will be dependent upon the facts and circumstances related to those variable interests at the effective date.

Revenue Arrangements with Multiple Deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates i) the residual method of revenue allocation and ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This revised accounting standard will be effective beginning January 1, 2011 for prospective adoption. In addition, early adoption and retrospective transition are permitted. The Company is currently evaluating the requirements of the standard to determine the impact on the Company’s financial position or results of operations.

Note 2. Earnings (Loss) Per Share

On January 1, 2009, a new accounting standard related to the EPS effects of instruments granted in share-based payment transactions became effective for the Company resulting in the retrospective adjustment of EPS for prior periods. In accordance with this new accounting standard, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009. The Company has therefore calculated EPS under the two-class method pursuant to this new accounting standard.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The components of basic and diluted EPS for common shares under the two-class method for the three months and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to MasterCard	$452,199	$(193,582)	$1,168,531	$(493,357)
Less: Net income (loss) allocated to Unvested Units	2,453	(1,413)	7,494	(3,569)

Net income (loss) attributable to MasterCard allocated to common shares	$449,746	$(192,169)	$1,161,037	$(489,788)

Denominator:
Basic EPS weighted average shares outstanding	129,936	129,536	129,773	130,342
Dilutive stock options and stock units	423	—	379	—

Diluted EPS weighted average shares outstanding	130,359	129,536	130,152	130,342

Earnings (Loss) per Share
Total Basic	$3.46	$(1.48)	$8.95	$(3.76)
Total Diluted	$3.45	$(1.48)	$8.92	$(3.76)

The calculation of diluted EPS for each of the three and nine month periods ended September 30, 2009 excluded 22 restricted stock units because the effect would be antidilutive. The calculation of diluted EPS for each of the three and nine month periods ended September 30, 2009 excluded 187 and 317 stock options, respectively, because the effect would be antidilutive. The calculation of diluted loss per share for each of the three and nine month periods ended September 30, 2008 excluded 706 stock options because the effect would be antidilutive.

The following table compares EPS as originally reported and EPS under the two-class method, to quantify the impact of the new standard on EPS for the three and nine months ended September 30, 2008.

	Periods ended September 30, 2008
	Three months	Nine months
Basic - as originally reported	$(1.49)	$(3.79)
Basic - pursuant to the two-class method	(1.48)	(3.76)

Impact of new accounting standard on basic EPS	$0.01	$0.03

Diluted - as originally reported	$(1.49)	$(3.79)
Diluted - pursuant to the two-class method	(1.48)	(3.76)

Impact of new accounting standard on diluted EPS	$0.01	$0.03

Note 3. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the nine month periods ended September 30:

	2009		2008
Dividends declared but not yet paid	$19,685		$19,703
Liabilities assumed related to investments in affiliates	8,750	[1]	20,432	[2]
Municipal bonds cancelled	154,000	[3]	—
Revenue bonds received	(154,000)[4]		—
Building and land assets recorded pursuant to capital lease	(154,000)[4]		—
Capital lease obligation	154,000	[4]	—

[1]	Amounts to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.
[2]	Amount due in 2011 relating to the MasterCard France acquisition.
[3]	See Note 12 (Consolidation of Variable Interest Entity) for further details.
[4]	See Note 8 (Property, Plant, and Equipment) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 4. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of September 30, 2009 and December 31, 2008 of the financial instruments that are within the scope of the accounting guidance, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in a three-level hierarchy (the “Valuation Hierarchy”).

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2009
Municipal bonds[1]	$—	$520,319	$—	$520,319
Taxable short-term bond funds	109,317	—	—	109,317
Auction rate securities	—	—	196,350	196,350
Foreign currency forward contracts	—	(6,286)	—	(6,286)
Other	42	—	—	42

Total	$109,359	$514,033	$196,350	$819,742

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Municipal bonds[1]	$—	$485,490	$—	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	—	—	191,760	191,760
Foreign currency forward contracts	—	33,731	—	33,731
Other	17	—	—	17

Total	$102,605	$519,221	$191,760	$813,586

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

The Company’s auction rate securities (“ARS”) investments have been classified within level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company continued to utilize the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio as of September 30, 2009, to estimate the fair value of its ARS portfolio. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

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

Short-term and Long-term Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of September 30, 2009, the carrying value on the consolidated balance sheet totaled $21,690 and the fair value totaled $22,575 for the Company’s debt.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlement. At September 30, 2009, the carrying value on the consolidated balance sheet totaled $1,010,337 and the fair values totaled $1,044,024 for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 16 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair value of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of September 30, 2009. For additional information regarding the Company’s settlement guarantee liabilities, see Note 19 (Settlement, Travelers Cheque and Other Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 8 (Property, Plant and Equipment) for further details.

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

Note 5. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss), and their respective cost basis and fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at September 30, 2009
Municipal bonds	$496,405	$23,962	$(48)	$520,319
Taxable short-term bond funds	105,002	4,315	—	109,317
Auction rate securities	231,000	—	(34,650)	196,350
Other	90	—	(48)	42

Total	$832,497	$28,277	$(34,746)	$826,028

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at December 31, 2008
Municipal bonds	$473,746	$12,771	$(1,027)	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	239,700	—	(47,940)	191,760
Other	127	—	(110)	17

Total	$816,161	$12,771	$(49,077)	$779,855

[1]	The majority of the unrealized losses relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A. Municipal bonds in a gross unrealized loss position are not considered other-than temporarily impaired due to their high credit quality.

The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed securities, and asset-backed securities.

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education.

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all 43 investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of September 30, 2009, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three months ended September 30, 2009, the Company did not sell any ARS in the auction market but there were some calls at par.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2009 to September 30, 2009.

Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2009	$191,760
Calls, at par	(8,700)
Recovery of unrealized losses due to issuer calls	1,740
Increase in fair value	11,550

Fair value, September 30, 2009	$196,350

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of September 30, 2009, the Company believes that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost basis which may be at maturity or earlier if called. Therefore MasterCard does not consider the unrealized losses to be other-than-temporary. The Company has estimated a 15% discount to the par value of the ARS portfolio. The pre-tax temporary impairment included in accumulated other comprehensive income related to the Company’s ARS was $34,650 and $47,940 as of September 30, 2009 and December 31, 2008, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the temporary impairment by $34,650 and $24,000 as of September 30, 2009 and December 31, 2008, respectively.

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of September 30, 2009, the Company also owns a held-to-maturity investment security, which consists of a municipal bond yielding interest at 5.0% per annum. This bond relates to the Company’s back-up processing center in Kansas City, Missouri. The Company cancelled $154,000 of short-term municipal bonds related to its global technology and operations center located in O’Fallon, Missouri, called Winghaven, on March 1, 2009, as further discussed in Note 12 (Consolidation of Variable Interest Entity). The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities are as follows:

	September 30, 2009	December 31, 2008
Carrying value	$36,400	$191,450
Gross unrecorded gains	2,532	1,913

Fair value	$38,932	$193,363

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2009 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$36,726	$37,406	$18	$18
Due after 1 year through 5 years	373,179	392,195	36,382	38,914
Due after 5 years through 10 years	89,372	93,003	—	—
Due after 10 years	228,128	194,065	—	—
No contractual maturity	105,092	109,359	—	—

Total	$832,497	$826,028	$36,400	$38,932

The majority of securities due after ten years are ARS. Taxable short-term bond funds and foreign equity securities have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of September 30, 2009:

	Par Amount	% of Total
Due within 10 years	$4,000	2%
Due year 11 through year 20	39,300	17%
Due year 21 through year 30	150,000	65%
Due after year 30	37,700	16%

Total	$231,000	100%

Investment Income:

Components of net investment income were as follows for the three and nine months ended September 30:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest income	$10,156	$24,945	$40,768	$87,585
Dividend income	—	—	4	1,221
Investment securities available-for-sale:
Gross realized gains	546	511	1,063	86,984
Gross realized losses	(37)	(2,830)	(139)	(12,692)
Trading securities:
Realized losses, net	—	—	—	(17)

Total investment income, net	$10,665	$22,626	$41,696	$163,081

Interest income is generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income primarily consists of dividends received on the Company’s cost method investments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2009	December 31, 2008
Customer and merchant incentives	$426,284	$397,563
Advertising	30,030	45,608
Income taxes	78,147	—
Data processing	34,653	24,455
Other	21,113	48,081

Total prepaid expenses	590,227	515,707
Prepaid expenses, current	(268,213)	(213,612)

Prepaid expenses, long-term	$322,014	$302,095

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 7. Other Assets

Other assets consisted of the following:

	September 30, 2009	December 31, 2008
Customer and merchant incentives	$81,997	$46,608
Cost and equity method investments	35,547	12,500
Cash surrender value of keyman life insurance	22,694	18,552
Other	26,122	21,356

Total other assets	166,360	99,016
Other assets, current	(69,102)	(32,619)

Other assets, long-term	$97,258	$66,397

Certain customer and merchant business agreements provided incentives upon entering into the agreement. As of September 30, 2009 and December 31, 2008, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Building and land	$391,322	$216,670
Equipment	260,335	250,395
Furniture and fixtures	51,872	51,124
Leasehold improvements	58,883	66,878

	762,412	585,067
Less accumulated depreciation and amortization	(311,497)	(278,269)

	$450,915	$306,798

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

As of September 30, 2009 and December 31, 2008, other capital leases of $19,527 and $46,794, respectively, were included in equipment. Accumulated amortization of these capital leases was $8,269 and $36,180 as of September 30, 2009 and December 31, 2008, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $19,487 and $54,891 for the three and nine months ended September 30, 2009, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $14,560 and $43,167 for the three and nine months ended September 30, 2008, respectively.

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2009	December 31, 2008
Customer and merchant incentives	$469,890	$526,722
Personnel costs	301,894	296,497
Taxes	82,633	20,685
Advertising	105,743	89,567
Other	87,904	98,590

Total accrued expenses	$1,048,064	$1,032,061

Note 10. Pension Plans

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. The Qualified Plan experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increases in net periodic pension cost, shown below, for the three and nine months ended September 30, 2009 versus the same periods in 2008 were primarily due to the amortization of actuarial loss into pension expense. Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. In the three months ended September 30, 2009, the Non-qualified Plan settled certain liabilities to plan participants. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$4,392	$4,995	$13,176	$14,985
Interest cost	3,381	3,409	10,143	10,228
Expected return on plan assets	(3,121)	(4,008)	(9,363)	(12,023)
Settlement gain	(667)	—	(667)	—
Amortization:
Actuarial loss	2,159	419	6,477	1,256
Prior service credit	(571)	(582)	(1,713)	(1,746)

Net periodic pension cost	$5,573	$4,233	$18,053	$12,700

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The Company made voluntary contributions totaling $31,000 to the Qualified Plan during the nine months ended September 30, 2009. The Company continues to evaluate the Qualified Plan’s funded status and whether additional contributions will be made during 2009. The Company made voluntary contributions totaling $21,500 to the Qualified Plan during the three and nine months ended September 30, 2008.

Note 11. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$434	$487	$1,302	$1,463
Interest cost	906	822	2,718	2,466
Amortization:
Actuarial (gain)	—	(129)	—	(388)
Transition obligation	53	53	159	160

Net periodic postretirement benefit cost	$1,393	$1,233	$4,179	$3,701

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

Effective March 1, 2009, the aggregate outstanding principal and accrued interest on the Secured Notes was repaid, the investor equity was redeemed, and the guarantee obligations of MasterCard International and MasterCard Incorporated were terminated. The aggregate principal amount and interest plus a “make-whole” amount repaid to the holders of Secured Notes and the equity investor was $164,572. The “make-whole” amount of $4,874 included in the repayment represented the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance and an equity investor premium. As a result of the transaction, the $154,000 of short-term municipal bonds originally issued in 1999 were cancelled.

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. During the period when the Trust was a consolidated entity within the three and nine month periods ended September 30, 2009 and 2008, its operations had no impact on net income. However, interest income and interest expense were increased by $6,773 in nine month period ended September 30, 2009 and $2,852 and $8,552 for the three and nine month periods ended September 30, 2008, respectively.

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

With regard to the performance units granted on March 1, 2009, whether or not the performance stock units will vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2009 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2009-2011. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics. These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance stock units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense.

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

Note 15. Commitments

At September 30, 2009, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
Remainder of 2009	$138,697	$2,449	$7,963	$128,285
2010	203,921	4,945	24,908	174,068
2011	135,257	4,166	16,585	114,506
2012	100,235	3,096	14,524	82,615
2013	55,944	36,838	9,746	9,360
Thereafter	34,596	—	31,151	3,445

Total	$668,650	$51,494	$104,877	$512,279

Included in the table above are capital leases with imputed interest expense of $7,933 and a net present value of minimum lease payments of $43,560. In addition, at September 30, 2009, $50,662 of the future minimum payments

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was $11,079 and $32,610 for the three and nine months ended September 30, 2009, respectively. Consolidated rental expense for the Company’s office space was $11,533 and $31,868 for the three and nine months ended September 30, 2008, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2,602 and $6,770 for the three and nine months ended September 30, 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1,499 and $5,832 for the three and nine months ended September 30, 2008, respectively.

Note 16. Obligations Under Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement (the “Discover Settlement”) with Discover Financial Services, Inc. (“Discover”) relating to the U.S. federal antitrust litigation among the parties. The Discover Settlement ended all litigation between the parties. The MasterCard share of the Discover Settlement was $862,500, which was paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008, pursuant to a separate agreement. The net impact of $827,500 is included in litigation settlements for the three and nine months ended September 30, 2008.

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard has assumed American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 in the quarter ended June 30, 2008 with respect to the American Express Settlement.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) with various U.S. merchants. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plaintiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard agreed to make a prepayment of its remaining $400,000 in payment obligations at a discounted amount of $335,000 on September 30, 2009. The Company made the prepayment at the discounted amount of $335,000 on September 30, 2009, after the Prepayment Agreement became final.

Total liabilities for litigation settlements changed from December 31, 2008, as follows:

Balance as of December 31, 2008	$1,736,298
Interest accretion on American Express Settlement	52,049
Interest accretion on U.S. Merchant Lawsuit Settlement	20,506
Payments on American Express Settlement	(450,000)
Payments on U.S. Merchant Lawsuit Settlement	(335,000)
Gain on prepayment of U.S. Merchant Lawsuit Settlement	(14,234)
Other payments, accruals and accretion, net	718

Balance as of September 30, 2009	$1,010,337

See Note 18 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 17. Income Taxes

The effective income tax rates were 32.9% and 34.1% for the three months ended September 30, 2009 and 2008, respectively, and 33.6% and 40.4% for the nine months ended September 30, 2009 and 2008, respectively. The difference in the effective tax rates for the nine months ended September 30, 2009 and 2008 is due primarily to the effect of the charges associated with the Discover Settlement and the American Express Settlement recorded in the nine month period ended September 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the period, as well as a reduction in the balance of reserves for uncertain tax positions due to changes in judgment related to prior year tax positions and the effective settlement of examinations with the IRS, recorded in the nine month period ended September 30, 2009. The difference in the effective tax rates for the three month periods ended September 30, 2009 and 2008 is due primarily to the effect of the charges related to the Discover Settlement recorded in the three month period ended September 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the period, as well as a reduction in the balance of reserves for uncertain tax positions due to changes in judgment related to prior year tax positions and the effective settlement of examinations with the IRS, recorded in the three month period ended September 30, 2009.

During the three months ended September 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $31,789. During the nine months ended September 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $14,244. The decrease in the Company’s unrecognized tax benefits for the three and nine months ended September 30, 2009 was primarily due to changes in judgment related to prior year tax positions, as well as from the effective settlement of examinations with the IRS. As of September 30, 2009, the Company’s unrecognized tax benefits related to positions taken during the current and prior periods was $148,941, all of which would reduce the Company’s effective tax rate if recognized.

A reconciliation of beginning and ending unrecognized tax benefits for the nine months ended September 30, 2009 is as follows:

Balance as of December 31, 2008	$163,185
Additions:
Current year tax positions	14,882
Prior year tax positions	2,232
Reductions:
Prior year tax positions, due to changes in judgments	(18,248)
Effective settlements with tax authorities	(10,087)
Expired statute of limitations	(3,023)

Balance as of September 30, 2009	$148,941

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

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties have proceeded with discovery. On September 14, 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “- U.S. Merchant and Consumer Litigations”) which release included a release of the claims in the Attridge action. The plaintiff in the Attridge action has objected to the release of his claims and the court in the California consumer actions will hold a hearing on December 3, 2009 concerning such objections as well as more generally the preliminary approval of the settlement. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and no provision for losses has been provided in connection with it.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid $72,480 to be used for defendants’ settlement fund to settle the MDL action and $13,440 to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements. The settlement agreements are subject to final approval by Judge Pauley, and resolution of all appeals. The hearing on final approval of the settlement agreements was held on March 31, 2008. On October 22, 2009, Judge Pauley issued a memorandum and order granting final approval to the settlement agreements. The time in which to seek reconsideration of the final approval or to appeal the approval has not yet started to run. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

agreement to the U.S. Court of Appeals for the Second Circuit. On June 6, 2007, the appellate court granted MasterCard’s motion to defer briefing until a final settlement is approved in the MDL action. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement thus making it final. On July 1, 2009, MasterCard International entered into an agreement with the plaintiffs to prepay MasterCard International’s remaining payment obligations under the settlement agreement at a discount. On August 26, 2009, the court entered a final order approving the prepayment agreement. The agreement became final pursuant to its terms on September 25, 2009 as there were no appeals of the court’s approval, and the prepayment was made on September 30, 2009. See Note 16 (Obligations under Litigation Settlements) for additional discussion.

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. In December 2008, MasterCard reached an agreement in principle to resolve the California state court actions described above for a payment by MasterCard of $6,000. On September 14, 2009, the parties to the California state court actions executed a settlement agreement which would resolve the actions, subject to approval by the California state court. The court has scheduled a hearing concerning the preliminary approval of the settlement agreement on December 3, 2009.

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

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard’s interchange fees are subject to regulatory or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. Except as described below, no provision for losses has been provided in connection with them.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

United States. On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc. Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations also seek treble damages, as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court has scheduled oral argument on the plaintiffs’ class certification motion for November 19, 2009.

On January 29, 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. On March 31, 2009, MasterCard and the other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court has scheduled oral argument on the motion for November 18, 2009.

On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On November 25, 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. On March 31, 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court will hold oral argument on the motion on November 18, 2009. On July 2, 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants are scheduled to serve their expert reports on December 2, 2009. Briefing on dispositive motions, including summary judgment motions, is currently scheduled to be completed on October 25, 2010. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

On October 10, 2008, the Antitrust Division of the DOJ issued a CID to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant acceptance, particularly with respect to merchants’ ability to steer customers to payment forms preferred by merchants. Subsequently, MasterCard received requests for similar information from certain State Attorneys General, including the Attorneys General of Ohio and Texas. MasterCard is cooperating with the DOJ and the offices of the State Attorneys General in connection with their requests for information.

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

Hungary. In January 2008, the Hungarian Competition Authority (HCA) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s (and Visa Europe’s) domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. On July 12, 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held on September 8 and 9, 2009. On September 24, 2009, the HCA ruled that MasterCard’s (and Visa’s) historic interchange fees violated the law and fined MasterCard Europe and Visa Europe each approximately $2,600. MasterCard accrued approximately $2,600 for this matter during the third quarter of 2009. MasterCard intends to appeal the decision to the Hungarian courts. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard's Hungarian customers and on MasterCard’s overall business in Hungary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Italy. On July 15, 2009, the Italian Competition Authority commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. If the Italian Competition Authority issues a Statement of Objections to MasterCard in connection with the matter, MasterCard would have the opportunity to respond both in writing and at a hearing and, if a negative decision were reached, to appeal the decision. A negative decision could result in MasterCard and/or its customers being fined and, if not reversed on appeal, could have a significant adverse impact on the revenues of MasterCard's Italian customers and on MasterCard’s overall business in Italy.

New Zealand. In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of MasterCard’s practices including its “honor all cards” rule do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages and injunctive relief. On August 24, 2009, MasterCard entered into a settlement with the NZCC under which, in return for the NZCC terminating the proceeding as against MasterCard, MasterCard agreed to modify and/or clarify some of its rules as they apply to New Zealand. These rule modifications which were instituted as a result of the settlement include the fact that MasterCard will set maximum interchange rates for New Zealand transactions and post them on its website, and issuers will be permitted to set their own interchange fees up to the maximum rates, and MasterCard will not prohibit merchants from imposing a surcharge on their customers when they choose to use their MasterCard cards to make purchases in New Zealand, so long as merchants inform customers and any surcharges bear a reasonable relationship to the merchant’s cost of accepting MasterCard cards. In agreeing to the settlement with the NZCC, MasterCard did not admit any wrongdoing or pay any penalties (however, MasterCard did agree to pay half of the NZCC’s legal costs). On October 2, 2009, MasterCard entered into a settlement with the merchant plaintiffs under which, in return for the merchant plaintiffs terminating the proceeding as against MasterCard, MasterCard agreed, among other things and subject to certain conditions, to give the merchants the same commitments as it had given the NZCC, as set forth above. In agreeing to the settlement with the merchant plaintiffs, MasterCard did not admit any wrongdoing or agree to pay any damages (however, MasterCard did agree to pay half of the merchant plaintiffs’ legal costs).

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, on September 26, 2008, the RBA released its final conclusions. These indicated that the RBA was willing to withdraw its regulations if MasterCard and Visa made certain undertakings regarding the future levels of their respective credit card interchange fees and other practices including their “honor all cards” rules. If the undertakings were not made, the RBA said it would consider imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa in Australia. On August 26, 2009, the RBA announced that it had decided not to withdraw its regulations and that it would maintain them in their current form pending further consideration of the regulations. MasterCard plans to continue discussions with the RBA as to the nature of the undertakings that MasterCard may be willing to provide. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems or, in the case of the undertakings, possibly increase MasterCard’s legal exposure under Australian competition laws, which could have a significant adverse impact on MasterCard’s business in Australia.

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

On October 21, 2008, the South African National Assembly (the “National Assembly”) adopted amendments to that country’s competition laws concerning: (i) so-called “complex monopolies” and (ii) criminalizing certain violations of those laws (the “Bill”). On January 29, 2009, the then President of South Africa referred the Bill back to the National Assembly for further consideration and, in early February, the National Assembly readopted the Bill. The President also stated that he might submit the Bill to that country’s Constitutional Court for review. In April 2009, South Africa elected a new President, who signed the Bill on August 27, 2009 without either referring it to the Constitutional Court or setting a date on which the Bill will enter into force. If and when the Bill becomes effective, it could have a significant adverse impact on MasterCard’s business in South Africa.

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

In July 2009, the Canadian Competition Bureau informed MasterCard that it intends to review MasterCard’s (and Visa’s) interchange fees and related rules, such as the “honor all cards” and “no surcharge” rules.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Colombia, Czech Republic, Estonia, France, Israel, Mexico, the Netherlands, Norway, Switzerland, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	September 30, 2009	December 31, 2008
MasterCard-branded transactions:
Gross Settlement Exposure	$23,610,920	$21,179,044
Collateral held for Settlement Exposure	(2,731,450)	(1,813,171)

Net uncollateralized Settlement Exposure	$20,879,470	$19,365,873

Uncollateralized Settlement Exposure attributable to non-compliant members	$335,017	$56,795

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,601,285	$3,236,175

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the United States accounted for approximately 44% and 49% at September 30, 2009 and December 31, 2008, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 9% and 10% at September 30, 2009 and December 31, 2008, respectively. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 81% and 48% at September 30, 2009 and December 31, 2008, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $408,781 and $446,679 at September 30, 2009 and December 31, 2008, respectively. The reduction in travelers cheques exposure is attributable to a decision by the Company’s two largest issuers to stop selling MasterCard-branded travelers cheques.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $319,343 and $348,995 as of September 30, 2009 and December 31, 2008, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $14,824 and $15,949 at September 30, 2009 and December 31, 2008, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

Note 20. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. On January 1, 2009, the Company adopted the new disclosure requirements for derivative instruments and hedging activities. This adoption had no impact on the Company’s financial position or results of operations; it required additional financial statement disclosures. The Company has applied these disclosure requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company does not designate foreign currency forward contracts as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding forward contracts at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

As of September 30, 2009, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s outstanding forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$30,842	$181	$292,538	$21,913
Commitments to sell foreign currency	85,985	(3,508)	154,187	12,227
Balance Sheet Location:
Accounts Receivable		$873		$34,227
Other Current Liabilities		(4,200)		(87)

Euro Functional Currency

	September 30, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$44,940	$(2,399)	$—	$—
Commitments to sell foreign currency	55,190	(560)	66,405	(409)
Balance Sheet Location:
Accounts Receivable		$38		$290
Other Current Liabilities		(2,997)		(699)

		Amount and Location of Gain (Loss) Recognized in Income
		Three Months Ended September 30,	Nine Months Ended September 30,
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts	General and administrative	$6,596	$(15,044)
	Revenues	(4,709)	(1,420)

	Total	$1,887	$(16,464)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) cont’d

(In thousands, except per share and percent data)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Canadian dollar, Australian dollar, Norwegian krone, and Brazilian real. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2009 and December 31, 2008, respectively.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in its ability to drive growth by further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, enhancing its relationships with merchants, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment processing opportunities throughout the world and increasing volumes and transactions over time. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and an update to the risk factors in Item 1A – Risk Factors of the Company’s Quarterly Report on the Form 10-Q for the quarter ended June 30, 2009 for a complete discussion of these risk factors.

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

Our net income was $452 million, or $3.45 per diluted share, and $1,169 million, or $8.92 per diluted share, for the three and nine months ended September 30, 2009, respectively, versus net losses of $194 million, or $1.48 per diluted share, and $493 million, or $3.76 per diluted share, for the comparable periods in 2008. As of September 30, 2009, our liquidity and capital positions remained strong, with $2.9 billion in cash and cash equivalents and current available-for-sale securities and $3.2 billion in equity. In addition, during the nine months ended September 30, 2009, we generated cash flows from operations of $1.1 billion.

Our net revenues increased 2.0% and 0.9% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased pricing and transactions, partially offset by unfavorable foreign currency exchange impacts and declines in dollar volume of activity of cards carrying our brands. The U.S. dollar strengthened versus the euro and Brazilian real, which decreased revenue by 1.9 and 3.5 percentage points for the three and nine months ended September 30, 2009, respectively, compared to the respective prior periods.

Our operating expenses decreased 57.3% and 57.8% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008. Favorable foreign currency exchange impacts of the euro and the Brazilian real against the dollar contributed slightly to the decrease in operating expenses in each of the three and nine months ended September 30, 2009. Excluding the impact of special items specifically identified in the reconciliation table included in “-Operating Expenses”, operating expenses declined 13.3% and 12.5% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008. Favorable foreign currency exchange impacts of the euro and the Brazilian real against the U.S. dollar contributed 1.3 and 2.5 percentage points to the decrease in operating expenses, excluding special items, in the three and nine months ended September 30, 2009, respectively.

In response to the current global economic outlook, we have been realigning our resources and implementing contingency plans. These actions resulted in an overall decrease to operating expenses in the three and nine months ended September 30, 2009. General and administrative expenses declined 7.9% and 4.7% in the three and nine months ended September 30, 2009, respectively, which included declines in travel, professional fees and telecommunications. These decreases were partially offset by increased personnel expenses as a result of severance costs incurred related to the realigning of our resources. Advertising and marketing expenses declined 29.4% and 33.5% in the three and nine months ended September 30, 2009, respectively.

Our ratios of operating income (loss) as a percentage of net revenues, or operating margins, were 49.4% and 47.2% in the three and nine months ended September 30, 2009 versus (20.9)% and (26.5)% in the comparable periods, respectively, in 2008. Excluding the impact of special items, our operating margins as a percentage of total revenues were 49.8% and 47.3% in the three and nine months ended September 30, 2009, versus 41.0% and 39.3%, respectively, in the comparable periods in 2008.

We believe the trend within the global payments industry from paper-based forms of payment (cash and checks) toward electronic forms of payment (card payment transactions) creates significant opportunities for the growth of our business over the longer term. Historically, we experienced greater growth in net revenues than the revenue growth in the three and nine months ended September 30, 2009. Lower revenue growth rates in the three and nine months ended September 30, 2009 reflect the impact of the present global economic environment, which is negatively affecting our customers and their cardholders. See “-Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

Business Environment

We process transactions from approximately 210 countries and territories and in more than 160 currencies. The United States is our largest geographic market based on revenues. Revenue generated in the United States was approximately 46.5% and 47.9% of total revenues in the three and nine months ended September 30, 2009, respectively, versus 44.7% and 47.3%, respectively, in the comparable periods in 2008. No individual country, other than the United States, generated more than 10% of total revenues in the three or nine months ended September 30, 2009 or 2008, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events evidenced in 2008 continued to impact the financial markets around the world in the three and nine months ended September 30, 2009, with continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have continued to be significantly impacted by this economic turmoil and it has also continued or begun to impact other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by the government. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

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

•	Consolidation of our customers can increase their bargaining power during new and renewal contract negotiations.

•	Uncertainty and volatility in the performance of our customers’ businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability.

•	Our customers may decrease spending for optional or enhanced services.

•

Government intervention and/or investments in our customers may have unanticipated effects on our business with those banking institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.

•	Pace of economic recovery around the world.

•

Our customers may default on their settlement obligations. See Note 19 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by numerous factors including those described above, have impacted and may continue to impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. The Company’s volumes are impacted by the number of transactions and the dollar amount of each transaction. We have observed recent trends in which the numbers of purchase transactions are generally increasing in relation to the comparable prior periods; however, the average amount per transaction is declining due to lower overall cardholder spending. Both of these factors have contributed to a net decrease in volume-based revenues (domestic assessments and cross-border volume fees) during the three and nine months ended September 30, 2009 compared to the comparable periods in 2008. However, transaction-based revenues (transaction processing fees) increased.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 18 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Part I, Item 1 and an update to the risk factors in Item 1A – Risk Factors of the Company’s Quarterly Report on the Form 10-Q for the quarter ended June 30, 2009 for a discussion of global interchange proceedings.

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

Financial Results

As part of a review of its presentation of certain of its financial information, during the nine months ended September 30, 2009, the Company: (1) modified its presentation of details of the Company’s major revenue categories included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) section of filings with the U.S. Securities and Exchange Commission (the “SEC”) and (2) reclassified certain cardholder-related enhancement expenses. In each case, the Company’s intent was to better align such information with the way in which management views the underlying drivers of the business and analyzes the Company’s results of operations. The modifications to the presentation within the MD&A of the detail of the Company’s revenue categories did not result in any changes to the Company’s historical financial statements and had no effect on the overall calculation of net revenue presented in the financial statements. The reclassification of certain cardholder-related enhancement expenses did not result in any impact to the Company’s overall operating expenses. See “-Operating Expenses” for more information.

Our operating results for the three and nine months ended September 30, 2009 and 2008, are as follows:

	For the Three Months Ended September 30,		Percent Increase (Decrease)	For the Nine Months Ended September 30,		Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions, except per share, percentages and GDV amounts *)
Revenues, net	$1,364	$1,338	2.0%	$3,800	$3,767	0.9%
General and administrative	474	515	(7.9)%	1,428	1,498	(4.7)%
Advertising and marketing	174	246	(29.4)%	470	707	(33.5)%
Litigation settlements	6	828	(99.2)%	7	2,477	(99.7)%
Depreciation and amortization	36	29	26.1%	103	82	25.6%

Total operating expenses	691	1,617	(57.3)%	2,008	4,764	(57.8)%

Operating income (loss)	674	(279)	341.2%	1,792	(997)	279.8%
Total other income (expense)	—	(14)	(99.2)%	(32)	169	(119.1)%

Income (loss) before income taxes	673	(294)	329.3%	1,760	(828)	312.5%
Income tax expense (benefit)	221	(100)	321.1%	591	(335)	276.6%

Net income (loss)	452	(194)	333.6%	1,168	(493)	336.8%
Loss attributable to non-controlling interests	—	—	* *	—	—	* *

Net Income (Loss) Attributable to MasterCard	$452	$(194)	333.6%	$1,169	$(493)	336.9%

Basic Earnings (Loss) per Share[1]	$3.46	$(1.48)	333.8%	$8.95	$(3.76)	338.0%
Basic Weighted Average Shares Outstanding	130	130	0.3%	130	130	(0.4)%
Diluted Earnings (Loss) per Share[1]	$3.45	$(1.48)	333.1%	$8.92	$(3.76)	337.2%
Diluted Weighted Average Shares Outstanding	130	130	0.6%	130	130	(0.1)%
Effective income tax rate	32.9%	34.1%	* *	33.6%	40.4%	* *
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$633	$664	(4.7)%	$1,778	$1,930	(7.9)%
Processed transactions[2]	5,788	5,377	7.6%	16,546	15,457	7.0%

*	Note that figures in the table may not sum due to rounding.
**	Not meaningful.
[1]

As more fully described in Note 2 (Earnings Per Share) to the consolidated financial statements included in Item 1, the 2008 amounts have been revised in accordance with the adoption on January 1, 2009 of a new earnings per share accounting standard related to instruments granted in share-based payment transactions on January 1, 2009.

[2]

The data set forth for processed transactions represents transactions processed by MasterCard, including PIN-based online debit transactions. In 2009, we updated our processed transactions numbers to exclude a small number of certain transactions that we process, but which are initiated with cards that do not bear any of our brands. All prior period data has been revised to be consistent with this revised methodology. Revenue was not impacted by these changes.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and nine months ended September 30, 2009, the U.S. dollar strengthened against the euro and Brazilian real, as compared to the prior comparable periods in 2008, resulting in lower revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening of the U.S. dollar is evident when GDV on a U.S. dollar-converted basis is compared to GDV on a local currency basis. In the three and nine months ended September 30, 2009, GDV declined 4.7% and 7.9%, respectively, when measured on a U.S. dollar converted basis and increased 0.3% and declined 0.1% during the three and nine month periods, respectively, when measured on a local currency basis, versus the comparable periods in 2008.

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

Cross-border transactions generate greater revenue than do domestic transactions since cross-border fees are higher than domestic fees. We review our pricing and implement pricing changes on an ongoing basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements.

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and are calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services. In addition, there is a fee charged only to U.S. acquirers, for accepting transactions from cardholders with non-U.S. issuers.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

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

Revenue Analysis

Gross revenues increased $26 million and $33 million, or 1.5% and 0.7%, in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased pricing and transactions, partially offset by unfavorable foreign currency exchange impacts and declines in dollar volume of activity on cards carrying our brands. Rebates and incentives as a percentage of gross revenues were 21.0% and 21.6% in the three and nine months ended September 30, 2009, respectively, versus 21.3% and 21.7% for the comparable periods in 2008. Our net revenues increased 2.0% and 0.9% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008.

Pricing changes increased net revenues by approximately 6 percentage points in each of the three and nine months ended September 30, 2009, primarily due to price changes implemented in April 2009 and October 2008. Approximately one-third of the impact from pricing in the nine months ended September 30, 2009 was associated with certain October 2008 price changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The significant components of our revenues were as follows for the three and nine months ended September 30:

	For the Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Domestic assessments	$603	$611	$(8)	(1.3)%	$1,742	$1,775	$(33)	(1.9)%
Cross-border volume fees	386	427	(41)	(9.6)%	1,055	1,173	(118)	(10.1)%
Transaction processing fees	546	469	77	16.4%	1,485	1,315	170	12.9%
Other revenues	192	194	(2)	(1.0)%	562	548	14	2.6%

Gross revenues	1,727	1,701	26	1.5%	4,844	4,811	33	0.7%
Rebates and incentives (contra-revenues)	(363)	(363)	—	—%	(1,044)	(1,044)	—	—%

Net revenues	$1,364	$1,338	$26	2.0%	$3,800	$3,767	$33	0.9%

*	Note that figures in the above table may not sum due to rounding.

Domestic assessments – The decrease in domestic assessments of 1.3% and 1.9% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•

GDV increased 0.3% and decreased 0.1% during the three and nine months ended September 30, 2009, respectively, when measured in local currency terms, and declined 4.7% and 7.9%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2008.

•

The impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars contributed approximately 2 to 3 percentage points to the decrease in each of the three and nine months ended September 30, 2009.

The decrease in the three and nine months ended September 30, 2009 was partially offset by pricing changes implemented in April 2009 and October 2008. These price changes favorably impacted domestic assessments approximately 4 to 5 percentage points in each of the three and nine months ended September 30, 2009. Less than half of the pricing impact in the nine months ended September 30, 2009 was associated with certain October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Cross-border volume fees – The decrease in cross-border volume fees of 9.6% and 10.1% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•

Cross-border volumes declined 0.3% and 1.0% in the three and nine months ended September 30, 2009, respectively, when measured in local currency terms, and 6.4% and 11.1%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2008.

•

The impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars contributed approximately 2 to 3 percentage points to the decrease in each of the three and nine months ended September 30, 2009.

The decrease in the nine months ended September 30, 2009 was partially offset by approximately 4 percentage points relating to pricing changes on acquiring cross-border volumes during 2008 and 2009. A substantial portion of these changes in pricing were implemented in October 2008 and repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Transaction processing fees – The increase in transaction processing fees of 16.4% and 12.9% during the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008 was due to:

•	Pricing changes implemented in April 2009 which represented approximately 11 and 7 percentage points of the increase in the three and nine months ended September 30, 2009, respectively.

•	Processed transactions increased 7.6% and 7.0% during the three and nine months ended September 30, 2009, respectively.

These increases were partially offset by the impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars by approximately 2 and 4 percentage points in the three and nine months ended September 30, 2009, respectively.

Other revenues – The decrease of 1.0% and increase of 2.6% in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008, was due to:

•

Higher compliance and penalty fees in the nine months ended September 30, 2009. There were also incremental customer requests for other payment-related services during the three months ended September 30, 2009.

•

The impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars decreased other revenues by approximately 2 and 3 percentage points in the three and nine months ended September 30, 2009, respectively.

•	Lower consulting and research fees during the three and nine months ended September 30, 2009.

Rebates and incentives – Rebates and incentives remained flat during the three month and nine months ended September 30, 2009 versus the comparable periods in 2008. However, the amount of rebates and incentives was impacted by the following:

•

The impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars decreased rebates and incentives by approximately 1 and 2 percentage points in the three and nine months ended September 30, 2009, respectively.

•

A decline in customer and merchant performance in accordance with existing contractual agreements decreased rebates and incentives. In addition, the nine months ended September 30, 2008 included a reduction of a customer performance estimate which reduced contra-revenue.

These decreases were offset by higher rebates and incentives for certain new and renewed agreements. We expect our rebates and incentives to be significantly higher in the fourth quarter of 2009 compared to the prior year, due to new and renewed customer agreements, as well as rebates related to certain pricing initiatives. We intend to continue to enter into and maintain business agreements with certain customers and merchants that provide GDV and other performance-based support incentives.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. During the three and nine months ended September 30, 2009, the Company reclassified certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit programs, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $21 million and $63 million of these expenses have been reclassified in the three and nine months ended September 30, 2008, respectively, to conform to the 2009 presentation.

In the three and nine month periods ended September 30, 2009, there were decreases in operating expenses of approximately $0.9 billion and $2.8 billion, respectively, versus the comparable period in 2008. These decreases are primarily due to the settlements of lawsuits in 2008. In addition, our cost containment initiatives resulted in an overall decrease to operating expenses in the three and nine months ended September 30, 2009. The following table compares and reconciles operating expenses, excluding litigation settlements (“Special Items”), which is a non-GAAP financial measure to the operating expenses including litigation settlements, which is the most directly comparable GAAP measurement. Management believes this analysis may be helpful in evaluating ongoing operating expenses and allows for a more meaningful comparison between periods.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) Non-GAAP
	Actual	Special Items	Non- GAAP	Actual	Special Items	Non- GAAP	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
General and administrative	$474	$—	$474	$515	$—	$515	(7.9)%	(7.9)%
Advertising and marketing	174	—	174	246	—	246	(29.4)%	(29.4)%
Litigation settlements	6	6	—	828	828	—	(99.2)%	—
Depreciation and amortization	36	—	36	29	—	29	26.1%	26.1%

Total operating expenses	$691	$6	$685	$1,617	$828	$790	(57.3)%	(13.3)%

Total operating expenses as a percentage of total net revenues	50.6%		50.2%	120.9%		59.0%

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) Non-GAAP
	Actual	Special Items	Non- GAAP	Actual	Special Items	Non- GAAP	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
General and administrative	$1,428	$—	$1,428	$1,498	$—	$1,498	(4.7)%	(4.7)%
Advertising and marketing	470	—	470	707	—	707	(33.5)%	(33.5)%
Litigation settlements	7	7	—	2,477	2,477	—	(99.7)%	—
Depreciation and amortization	103	—	103	82	—	82	25.6%	25.6%

Total operating expenses	$2,008	$7	$2,001	$4,764	$2,477	$2,287	(57.8)%	(12.5)%

Total operating expenses as a percentage of total net revenues	52.8%		52.7%	126.5%		60.7%

*	Note that figures in the above tables may not sum due to rounding.

General and Administrative

The major components of general and administrative expenses are as follows:

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Personnel	$340	$324	$16	4.9%	$1,015	$968	$47	4.9%
Professional fees	37	59	(22)	(37.3)%	106	167	(61)	(36.5)%
Telecommunications	17	19	(2)	(10.5)%	52	59	(7)	(11.9)%
Data processing	22	21	1	4.8%	63	56	7	12.5%
Travel and entertainment	10	20	(10)	(50.0)%	30	74	(44)	(59.5)%
Other	47	72	(25)	(34.7)%	162	174	(12)	(6.9)%

General and administrative expenses	$474	$515	$(41)	(7.9)%	$1,428	$1,498	$(70)	(4.7)%

*	Note that figures in the above table may not sum due to rounding.

•

Personnel expense increased in the three and nine months ended September 30, 2009 versus the comparable periods in 2008. Personnel expense includes $31 million and $101 million for severance in the three and nine months ended September 30, 2009, respectively compared to $1 million and $14 million, respectively, in the comparable 2008 periods. The increased severance costs are the result of cost containment initiatives and were partially offset by lower bonus accruals, lower contractor costs and reduced payroll costs due to reduced staffing levels.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees decreased in the three and nine months ended September 30, 2009 versus the comparable periods in 2008, primarily due to decreased usage of third-party consulting services and lower legal fees associated with the settlement of two significant legal cases during 2008.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. Travel and entertainment expense decreased in the three and nine months ended September 30, 2009 versus the comparable periods in 2008, primarily due to cost containment initiatives.

•

Other includes rental expense for our facilities; costs associated with offering cardholder benefits, such as insurance and travel assistance, for certain programs; foreign exchange gains and losses, charges for impairment of assets and other miscellaneous administrative expenses. The decrease in the three and nine months ended September 30, 2009 versus the comparable period in 2008 was primarily driven by a benefit from foreign exchange remeasurement.

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

Advertising and marketing expenses decreased $72 million and $237 million, or 29.4% and 33.5%, in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008, primarily due to cost containment initiatives and delays in executing marketing investments during the third quarter of 2009. We expect to increase our marketing activities during the remainder of 2009. In addition, advertising and marketing expenses declined due to a favorable foreign currency impact of approximately 2 to 3 percentage points in each of the periods.

Litigation Settlements

Litigation settlement expenses decreased $0.8 billion and $2.5 billion in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008. These decreases are primarily due to the settlements of lawsuits in 2008. In the three months ended September 30, 2008, the Company settled U.S. federal antitrust litigation with Discover Financial Services (the “Discover Settlement”). In the three months ended June 30, 2008, the Company settled U.S. federal antitrust litigation with American Express Company (the “American Express Settlement”).

Depreciation and Amortization

Depreciation and amortization expenses increased $7 million and $21 million in the three and nine months ended September 30, 2009, respectively, versus the comparable periods in 2008, primarily due to increased investments in data center equipment, capitalized software, leasehold and building improvements, along with the depreciation on the Company’s global technology and operations center. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008	2009 vs. 2008	2009 vs. 2008
	(In millions, except percentages)
Investment income	$11	$23	$(12)	(52.9)%	$42	163	(121)	(74.4)%
Interest expense	(24)	(36)	12	(33.6)%	(92)	(67)	(25)	36.7%
Other income (expense)	13	(1)	14	(1,963.5)%	18	73	(55)	(75.6)%

Total other income (expense)	$—	$(14)	$14	(99.2)%	$(32)	$169	$(201)	(119.1)%

*	Note that figures in the above table may not sum due to rounding.

•

Investment income decreased $12 million and $121 million in the three and nine months ended September 30, 2009, respectively. The decrease for the three months ended September 30, 2009 was primarily due to lower interest income as a result of lower interest rates. The decrease in investment income for the nine months ended September 30, 2009 was primarily due to $86 million in gains recognized on the sale of our remaining shares of common stock in RedeCard S.A. in the first quarter of 2008 and a decrease of $47 million in interest income due to lower interest rates in the nine months ended September 30, 2009.

•

Interest expense decreased $12 million in the three months ended September 30, 2009 primarily due to a decrease in interest accretion on the litigation settlements as the amounts due are paid. Interest expense increased $25 million in the nine months ended September 30, 2009 as a result of an increase in interest accretion associated with the American Express Settlement obligation.

•

Other income (expense) increased $14 million for the three months ended September 30, 2009 as compared to the similar period in 2008. This increase was primarily due to a gain from the prepayment of the Company’s remaining $400 million in merchant litigation settlement obligations at a discounted amount of $335 million on September 30, 2009. Other income (expense) decreased $55 million for the nine months ended September 30, 2009 as compared to the similar period in 2008. This decrease was due to a $75 million gain related to the termination of a customer business agreement recognized in the first quarter of 2008, which was partially offset by the $14 million gain from the prepayment of a litigation settlement obligation.

Income Taxes

The effective income tax rates were 32.9% and 34.1% for the three months ended September 30, 2009 and 2008, respectively, and 33.6% and 40.4% for the nine months ended September 30, 2009 and 2008, respectively. The difference in the effective tax rates for the nine months ended September 30, 2009 and 2008 is due primarily to the effect of the charges associated with the Discover Settlement and the American Express Settlement recorded in the nine month period ended September 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the period, as well as a reduction in the balance of reserves for uncertain tax positions due to changes in judgment related to prior year tax positions and the effective settlement of examinations with the IRS, recorded in the nine month period ended September 30, 2009. The difference in the effective tax rates for the three month periods ended September 30, 2009 and 2008 is due primarily to the effect of the charges related to the Discover Settlement recorded in the three month period ended September 30, 2008, which resulted in a more favorable mix of pre-tax income (loss) for the period, as well as a reduction in the balance of reserves for uncertain tax positions due to changes in judgment related to prior year tax positions and from the effective settlement of examinations with the IRS, recorded in the three month period ended September 30, 2009.

During the three months ended September 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $32 million. During the nine months ended September 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $14 million. The decrease in the Company’s unrecognized tax benefits for the three and nine months ended September 30, 2009 is primarily due to changes in judgment related to prior year tax positions, as well as from the effective settlement of examinations with the IRS. As of September 30, 2009, the Company’s unrecognized tax benefits related to positions taken during the current and prior periods was $149 million, all of which would reduce the Company’s effective tax rate if recognized.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At September 30, 2009 and December 31, 2008, we had $2.9 billion and $2.1 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our stockholders’ equity was $3.2 billion and $1.9 billion as of September 30, 2009 and December 31, 2008, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A in Part 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and an update to the risk factors in Item 1A of the Company’s Report on Form 10-Q for the quarter ended June 30, 2009 for additional discussion of these and other risks facing our business. See also Notes 16 (Obligations Under Litigation Settlements) and 18 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Item 1 and “-Business Environment” for more information.

	Nine Months Ended September 30,
	2009	2008
	(in millions)

Cash Flow Data:
Net cash provided by operating activities	$1,094	$931
Net cash (used in) provided by investing activities	$(140)	$232
Net cash used in financing activities	$(175)	$(731)

	September 30, 2009	December 31, 2008
	(in millions)

Balance Sheet Data:
Current assets	$4,753	$4,312
Current liabilities	$2,791	$2,990
Long-term liabilities	$923	$1,553
Equity	$3,225	$1,932

Net cash provided by operating activities for the nine months ended September 30, 2009 was $1.1 billion versus $0.9 billion for the comparable period in 2008. Cash from operations for the nine months ended September 30, 2009 was primarily due to operating income and the collection of accounts receivable and income taxes receivable, partially offset by payments for litigation settlements of $785 million. Net cash provided by operating activities for the nine months ended September 30, 2008 was primarily due to net revenues exceeding general and administrative and advertising and marketing expenses, partially offset by higher tax payments and payments to customers under business agreements. MasterCard has entered into litigation settlement agreements which require future payments. As shown in - Future Obligations, the future amounts due total $1.1 billion.

Net cash used in investing activities for the nine months ended September 30, 2009 primarily related to expenditures for our global network and investments in affiliates. Cash provided by investing activities for the nine months ended September 30, 2008 primarily related to net sales of available-for-sale securities and expenditures for our global network.

Cash used in financing activities for the nine months ended September 30, 2009 primarily related to the payment of $149 million of debt (see Note 12 (Consolidation of Variable Interest Entity) to the consolidated financial statements in Part I, Item 1 for additional discussion) and approximately $59 million in dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2008 related primarily to the repurchase of approximately 2.8 million shares of our Class A common stock through a share repurchase plan, the repayment of $80 million related to the Company’s ten-year, unsecured, subordinated notes that matured in June 2008 and the payment of approximately $60 million in dividends to our stockholders.

As of December 31, 2008, the Company held $192 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities. The securities are collateralized by student loans with guarantees, ranging from approximately 95% to 98% of principal and interest, by the U.S. government via the Department of Education. The Company determined that the fair value of the ARS does not approximate par value, assigned a 20% discount to the par value of the ARS portfolio as of December 31, 2008. The Company recorded a temporary impairment within other comprehensive income during 2008. As of September 30, 2009, the Company held $196 million of ARS classified as long-term available-for-sale securities, with maturity ranges from 8 to 32 years. At September 30, 2009, the Company estimated a 15% discount to the par value of the ARS portfolio and recorded a $12 million increase in fair value within other comprehensive income in the three month and nine month periods ended September 30, 2009. There were calls for these ARS in the three months ended September 30, 2009. The Company believes it is more likely than not that it will hold the ARS until recovery of fair value, which may be maturity or earlier if called or if liquidity is restored in the market. See Note 5 (Investment Securities) to the consolidated financial statements included in Part I, Item 1 for more information.

On September 21, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on November 10, 2009 to holders of record on October 9, 2009 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On September 9, 2009, Moody’s Investors Service assigned issuer credit ratings of A3 long-term and P-2 short-term with a stable outlook for MasterCard Incorporated. On October 13, 2009, Standard & Poor’s assigned counterparty credit ratings of BBB+ long-term and A-2 short-term with a stable outlook for MasterCard Incorporated and affirmed the counterparty credit ratings of BBB+ long-term and A-2 short-term with a stable outlook for MasterCard International. At MasterCard’s request, Standard & Poor’s has subsequently withdrawn ratings on MasterCard International. Our access to capital and liquidity has been sufficient with these ratings. Securities ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.

Future Obligations

The following table summarizes our obligations as of September 30, 2009 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2009	2010-2011	2012-2013	2014 and thereafter
	(In millions)
Capital leases[1]	$51	$2	$9	$40	$—
Operating leases[2]	105	8	41	24	31
Sponsorship, licensing and other[3,4]	526	142	289	92	3
Litigation settlements[5]	1,064	164	900	—	—
Debt[6]	21	—	21	—	—

Total	$1,767	$316	$1,260	$156	$34

*	Note that totals in above table may not sum due to rounding.
[1]

Mostly related to certain property, plant and equipment. Capital lease for global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 8 (Property, Plant and Equipment) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further discussion. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $470 million as of September 30, 2009 related to customer and merchant agreements.

[4]

Includes current liability of $14 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the American Express Settlement and other litigation settlements.
[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at September 30, 2009 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

Codification of accounting pronouncements - On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) implemented the FASB accounting standards codification and hierarchy of generally accepted accounting principles as the sole source of authoritative GAAP. Pursuant to these provisions, the Company has eliminated its references to the former GAAP authoritative pronouncements in its consolidated financial statements issued as of and for the period ended September 30, 2009. The adoption of this referencing methodology will be continued in the future. As the FASB’s codification was not intended to change existing authoritative guidance, this referencing methodology has not had and will not have any impact on the Company’s financial position or results of operations.

Earnings per share - A new accounting standard related to instruments granted in share-based payment transactions became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings (Loss) Per Share) for further detail.

Non-controlling interests - In December 2007, accounting and reporting standards were established that require non-controlling interests, previously referred to as minority interests, to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. Effective January 1, 2009, the Company applied the provisions of these new standards retrospectively in the consolidated financial statements. The adoption of these standards did not have a material impact on the Company’s financial position or results of operations for any periods presented.

Derivative instruments and hedging - Disclosure requirements for derivative instruments and hedging were amended, effective for the Company on January 1, 2009. The new requirements apply to all entities and provide for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied these requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since this revision relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 20 (Foreign Exchange Risk Management) for further detail.

Business combinations - Effective January 1, 2009, the Company adopted the new accounting standard for business combinations. The new standard establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

Fair value - Interim disclosure requirements about fair value of financial instruments were amended and became effective for the Company during the second quarter of 2009. Public entities must disclose in their interim financial statements the fair value of financial instruments within the scope of this standard. Additionally, disclosure is required of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted this standard during the second quarter of 2009 and has included the additional financial statement disclosures as of September 30, 2009 in Note 4 (Fair Value). The adoption of this standard had no impact on the Company’s financial position or results of operations.

Also, accounting standards changed for the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. Enhanced disclosures must include the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted these changes during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 5 (Investment Securities) for further detail.

Additionally, accounting guidance was issued to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The new disclosures relate to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The Company adopted the changes, as required, during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 4 (Fair Value) for further detail.

Transfers of financial assets - In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company will adopt the new standard upon its effective date of January 1, 2010 and the impact will depend upon the nature and significance of future transfers of financial assets, if any.

Variable interest entities - During June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. The Company will assess whether it should consolidate or deconsolidate any variable interest entities for which it holds variable interests on January 1, 2010, the effective date of the new standard, and the impact to the Company will be dependent upon the facts and circumstances related to those variable interests at the effective date.

Revenue Arrangements with Multiple Deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates i) the residual method of revenue allocation and ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This revised accounting standard will be effective beginning January 1, 2011 for prospective adoption. In addition, early adoption and retrospective transition are permitted. The Company is currently evaluating the requirements of the standard to determine the impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at September 30, 2009 as compared to December 31, 2008.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and nine months ended September 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 3, 2009 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (“the Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and nine month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for each of the nine month periods ended September 30, 2009 and 2008, and the consolidated statement of changes in stockholders’ equity for the nine month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2009

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 18 to the Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 5.	Other Information

On October 28, 2009, the Company, in the ordinary course of business, issued 38 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 29 shares of Class M common stock due to the terminations of principal members, pursuant to the Charter. In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2009	MASTERCARD INCORPORATED
(Registrant)

Date: November 3, 2009	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2009	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2009	By:	/s/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of MasterCard International Incorporated.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document