Form 10-K
period 2009-12-31
MASTERCARD INC
filed 2010-02-18
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐                        Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.5 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share, or the registrant’s Class M common stock, par value $.0001 per share. As of February 11, 2010, there were 110,441,542 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 19,977,657 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,846 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2010.

MASTERCARD INCORPORATED

FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in the continuing trend from paper-based forms of payment toward electronic forms of payment and its ability to drive growth by: further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, pursuing domestic processing opportunities throughout the world and building relationships to expand such opportunities, enhancing its relationships with merchants, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, pursuing incremental payment opportunities throughout the world, increasing its volume of business with customers over time, expanding its processing capabilities in the payment value chain (including continuing to develop opportunities to further enhance its Integrated Processing Solutions (“IPS”) offerings and expanding capabilities through the development of strategic alliances), maintaining a strong business presence in Europe as well as effectively positioning the business as the Single European Payment Area (“SEPA”) initiative creates a more open and competitive payment market in many European countries and increasing global MasterCard brand awareness preference and usage through integrated advertising, sponsorship and related activities on a global scale. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Please see a complete discussion of these risk factors in Part I, Item 1A—Risk Factors.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Item 1.     Business

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of approximately 23,000 financial institutions and other entities that are our customers. Through our three-tiered business model as franchisor, processor and advisor, we develop and market payment solutions, process payment transactions, and provide support services to our customers and, depending upon the service, to merchants and other clients. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card network. MasterCard generates revenue by charging fees to our customers for providing transaction processing and other payment-related services and assessing our customers based on the dollar volume of activity on the cards that carry our brands.

A typical transaction processed over our network involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder’s bank) and the acquirer (the merchant’s bank). Consequently, the payment network we operate supports what is often referred to as a “four-party” payment system. Our customers are the financial institutions and other entities that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient, quick and secure payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customers to ensure the integrity of our payment network. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant transaction relationships are managed principally by our customers.

Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has continued to experience growth. In 2009, we processed 22.4 billion transactions, a 6.9% increase over the number of transactions processed in 2008. Gross dollar volume (“GDV”) on cards carrying the MasterCard brand as reported by our customers was approximately $2.5 trillion in 2009, a 3.3% decrease in U.S. dollar terms and a 1.4% increase in local currency terms over the GDV reported in 2008.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as payment card transactions, creates significant opportunities for the growth of our business over the longer term. Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher growth segments of the global payments industry (such as premium/affluent, quick-service/low value, commercial/small business, debit, prepaid and issuer and acquirer processor services), pursuing domestic processing opportunities throughout the world, enhancing our merchant relationships, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated and dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long term, we believe that we can increase our volume of business with customers over time.

We operate in a dynamic and rapidly evolving legal and regulatory environment. In recent years, we have faced heightened regulatory scrutiny and other legal challenges, particularly with respect to interchange fees. Interchange fees, which represent a sharing of payment system costs among acquirers and issuers, have been the subject of increased regulatory and legislative scrutiny, as well as litigation, as card-based forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers, we do not earn revenues from interchange fees. However, if issuers were unable to collect interchange fees or were to receive reduced interchange fees, we may experience a reduction in the number of customers willing to participate in a four-party payment card system such as ours and/or a reduction in the rate of number of cards issued, as well as lower overall transaction volumes. Proprietary end-to-end networks or other forms of payment may also become more attractive. Issuers might also decide to charge higher fees to cardholders, thereby making our card programs less desirable and reducing our transaction volumes and profitability. They also might attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. In addition to those challenges relating to interchange fees, we are also exposed to a variety of significant lawsuits and regulatory actions, including federal antitrust claims, and claims under state unfair competition statutes. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware non-stock (or membership) corporation that was formed in November 1966. Our customers are generally either principal members of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated (including an initial public offering of a new class of common stock (the “IPO”)), which we refer to as the “ownership and governance transactions” and which included the appointment of a new Board of Directors comprised of a majority of directors who are independent from our customers. For more information about our capital structure, voting rights of our common stock, repurchases of our Class A common stock and conversions of shares of our Class B common stock into shares of our voting Class A common stock, see Note 16 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8.

Our Industry

We operate in the global payments industry, which consists of all forms of payment including:

•	Paper—cash, personal checks, money orders, official checks, travelers checks and other paper-based means of transferring value;

•	Cards—credit cards, charge cards, debit cards (including Automated Teller Machine (“ATM”) cards), pre-paid cards and other types of cards; and

•	Emerging and Other Forms of Payment—wire transfers, electronic benefits transfers, bill payments, Automated Clearing House payments and payments using mobile devices, among others.

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

Generally, card-based forms of payment involve two types of transactions (depending on the type of card being used): transactions that typically require the cardholder’s signature, which are referred to as offline transactions; and transactions that require the cardholder to use a personal identification number (“PIN”) for verification, which are typically referred to as online transactions. Some purchase transactions outside of the United States, such as those made using cards equipped with a chip, can be PIN-authenticated but are considered offline transactions. In addition, some payment cards are equipped with an RFID (radio frequency identification) microchip, which provides an advanced authentication technique, and technology which allows contactless payments requiring neither signature nor PIN. Many merchants no longer require a signature for low value purchases, and there is no PIN or signature on Internet or other card-not-present transactions. Such transactions are still considered, however, to be offline transactions.

The primary general purpose card brands include MasterCard, Visa®, American Express®, JCB®, Diners Club® and Discover®. Historically, these brands—including MasterCard—were principally associated with “pay later” (credit or charge) cards in the United States and other major markets around the world. Today, MasterCard (as well as Visa and others) may issue cards in the “pay now” and “pay before” categories as well.

“Pay Now” cards may be further categorized into several sub-segments:

•

Signature-based debit cards are cards for which the primary means of cardholder validation at the point of sale is for the cardholder to sign a sales receipt (other than circumstances where an actual signature is not necessary). MasterCard and Visa-branded cards constitute the majority of signature-based debit cards.

•

PIN-based debit cards are cards with which cardholders generally enter a PIN at a point-of-sale terminal for validation. PIN-based debit card brands include our Maestro brand and Visa’s brands. The MasterCard brand also functions as a PIN-based debit brand in the United States.

•	Cash access cards are cards which permit cardholders to obtain cash principally at ATMs by entering a PIN. The primary global cash access card brands are our Cirrus brand and Visa’s Plus® brand.

Regional and domestic/local PIN-based debit brands are the primary brands in many countries. In these markets, issuers have historically relied on the Maestro and Cirrus brands (and other brands) to enable cross-border transactions, which typically constitute a small portion of the overall number of transactions.

In addition to general purpose cards, private label cards comprise a portion of all card-based forms of payment. Typically, private label cards are “pay later” cards issued by, or on behalf of, a merchant (such as a department store or gasoline retailer) and can be used only at the issuing merchant’s locations.

Payment Services and Solutions

We provide transaction processing and other payment-related services to our customers. We also offer a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers (which include cardholders and commercial clients). We deploy customer relationship management teams to our customers to provide them with customized solutions built upon our expertise in payment programs, marketing, product development, payment processing technology and consulting and information services. We also manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs and sponsorship initiatives.

We generate revenues from the fees we charge our customers for providing transaction processing and other payment-related services. We also earn revenues by charging our customers assessments based on the GDV of activity on the cards that carry our brands. Accordingly, our revenues are impacted by the number of transactions that we process and by the use of cards carrying our brands.

Transaction Processing

Introduction.    We operate the MasterCard Worldwide Network, which links issuers and acquirers around the globe for transaction processing services and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. A typical transaction processed over our network involves four participants in addition to us: cardholder, merchant, issuer (the cardholder’s bank) and acquirer (the merchant’s bank). The following diagram depicts a typical point-of-sale card transaction.

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

In this four-party payment system, the economics of a payment transaction relative to MasterCard vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash withdrawal, and whether the transaction is processed over our network or a third party network or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

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

Interchange fees represent a sharing of a portion of payment system costs among our customers participating in four-party payment card systems. Generally, interchange fees are collected from acquirers and passed to issuers (or netted by issuers against amounts paid to acquirers) to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers. We establish default interchange fees that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process; however, we do not earn revenues from them. As noted above, interchange fees are a significant component of the costs that merchants pay to accept payment cards and are currently subject to regulatory, legislative and/or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

MasterCard Worldwide Network.    We facilitate the processing of transactions through the MasterCard Worldwide Network, our proprietary, global payment network. Our transaction processing capabilities include our core processing—specifically, transaction switching (authorization, clearing and settlement)—as well as many value-added payment processing services that extend our capabilities beyond switching in the payment value chain.

The MasterCard Worldwide Network is managed principally through our Global Technology and Operations headquarters in O’Fallon, Missouri. We process transactions through our network for approximately 23,000 financial institutions and other entities that are our customers through more than 150 currencies in more than 210 countries and territories. We believe the architecture of our network is unique, featuring a globally integrated structure which provides scalability for our customers and enables them to expand into regional and global markets. Our network also features an intelligent architecture which enables it to adapt to the needs of each transaction by blending two distinct processing structures—distributed (peer-to-peer) and centralized (hub-and-spoke). Transactions that require fast, reliable processing, such as those submitted using a MasterCard PayPass®-enabled device in a tollway, use the network’s distributed processing structure, ensuring they are processed close to where the transaction occurred. Transactions that require value-added processing, such as real-time access to transaction data for fraud scoring or rewards at the point of sale, or customization of transaction data for unique consumer spending controls, use the network’s centralized processing structure, ensuring advanced processing services are applied to the transaction.

Typically operating at about 80% capacity, our network can handle more than 140 million transactions per hour with an average network response time of 140 milliseconds, and can substantially scale capacity to meet demand. Our transaction processing services are available 24 hours per day, every day of the year. Our global payment network provides multiple levels of back-up protection and related continuity procedures in the event of an outage should the issuer, acquirer or payment network experience a service interruption. To date, we have consistently maintained availability of our global processing systems in more than 99.9% of the time.

Core Processing Capabilities.

•	Transaction Switching—Authorization, Clearing and Settlement. MasterCard provides transaction switching (authorization, clearing and settlement) through the MasterCard Worldwide Network.

•

Authorization.    Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules. For credit and offline debit transactions, the Dual Message System provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. For online debit transactions, the Single Message System switches financial messages and provides transaction and settlement reporting. Our rules, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

•

Clearing.    Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. MasterCard clears transactions among customers through our central and regional processing systems. Credit and offline debit transactions using our branded cards are generally cleared via centralized processing through the Global Clearing Management System and the related information is typically routed among customers via the MasterCard Worldwide Network. For online debit transactions, the Single Message System performs clearing between customers and other debit transaction processing networks. MasterCard clearing services can be managed with minimal system development, which has enabled us to accelerate our customers’ ability to develop customized programs and services.

•

Settlement.    Once transactions have been authorized and cleared, MasterCard helps to settle the transactions by facilitating the exchange of funds between parties. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a clearing bank, designated by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in a limited number of other currencies in accordance with our established rules.

•

Cross-Border and Domestic Processing.    The MasterCard Worldwide Network provides our customers with a flexible structure that enables them to provide processing across regions and for domestic markets. The network processes transactions throughout the world on our branded cards where the merchant country and cardholder country are different (cross-border transactions). MasterCard also provides domestic transaction processing services to customers in every region of the world, which allow customers to facilitate payment transactions between cardholders and merchants throughout a particular country. Outside of the United States and a select number of other countries, however, most intra-country (as opposed to cross-border), domestic transaction activity conducted with our branded payment cards is authorized, cleared and/or settled by our customers or other processors without the involvement of the MasterCard Worldwide Network. We continue to invest in our network and build relationships to expand opportunities for domestic transaction processing. In particular, the Single European Payment Area (“SEPA”) initiative creates a more open and competitive market in many European countries that were previously mandated to process domestic debit transactions with domestic processors. As a result, in addition to cross-border transactions, MasterCard now processes some domestic debit card services in nearly every SEPA country.

Expanded Processing Capabilities.    In addition to transaction switching, we continually invest in ways to strategically expand our processing capabilities in the payment value chain. Whether leveraging our own advanced processing expertise or forging strategic partnerships, we seek to provide our customers with an expanded suite of payment processing solutions that meet the unique processing needs of their market. Examples include:

•

MasterCard Integrated Processing Solutions™ (IPS).    In April 2008, we introduced MasterCard Integrated Processing Solutions (“IPS”), a MasterCard-engineered issuer processing platform. IPS is designed to provide medium to large global issuing customers with a complete processing solution to help create differentiated products and services and allow quick deployment of payments portfolios across banking channels. Through a single processing platform, IPS can, among other things, authorize debit and prepaid transactions, assist issuers in managing risk using fraud detection tools, manage the issuer’s card base, and manage and monitor the issuer’s ATMs. The proprietary MasterCard Portfolio Viewer provides a user-friendly customer interface to IPS, delivering aggregate cardholder intelligence across accounts and product lines to provide our customers with a view of information that can help them customize their products and programs. We continue to develop opportunities to further enhance our IPS offerings and global presence.

•

Mobile Payments Gateway.    In November 2009, MasterCard introduced the Mobile Payments Gateway in Brazil. Mobile Payments Gateway will be a turnkey mobile payment processing platform that facilitates transaction routing and prepaid processing for mobile-initiated transactions.

•

Strategic Alliances.    We have invested in strategic alliances to pursue opportunities in prepaid and acquirer processing. Such alliances include Prepay Solutions, a joint venture with Accor Services which supports prepaid processing in Europe, and Strategic Payment Services, which provides acquirer processing in Asia Pacific. We will continue to evaluate additional opportunities to expand our capabilities through these types of strategic alliances.

GDV and Processed Transactions

The tables below provide some information regarding two key drivers of our revenue: (1) GDV, which forms the basis of volume-based revenues, and (2) processed transactions.

GDV.    The GDV table below provides information regarding the GDV for all MasterCard-branded cards (excluding Cirrus and Maestro) and for both MasterCard credit and charge card programs and MasterCard debit programs in the United States and in all of our other regions for the years ended December 31, 2009 and 2008. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

	Year ended December 31, 2009	Year-over-year growth
		U.S. $	Local Currency[2]	Year ended December 31, 2008
	(In billions, except percentages)
MasterCard Branded GDV[1]
All MasterCard Branded Programs
Asia/Pacific/Middle East/Africa	$484	14.6%	17.9%	$422
Canada	93	(8.8)	(2.7)	102
Europe	725	(6.5)	3.8	775
Latin America	177	(3.8)	9.5	184
United States	976	(7.4)	(7.4)	1,054

Worldwide	$2,454	(3.3)%	1.4%	$2,537

All MasterCard Credit and Charge Programs
United States	$525	(16.8)%	(16.8)%	$631
Worldwide less United States	1,115	(4.5)	3.5	1,167

Worldwide	$1,640	(8.8)%	(4.0)%	$1,799

All MasterCard Debit Programs
United States	$450	6.5%	6.5%	$423
Worldwide less United States	364	15.4	26.2	316

Worldwide	$814	10.3%	14.5%	$738

*	Note that figures in the above table may not sum due to rounding.
[1]

GDV generated by Maestro and Cirrus cards is not included. The data for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard’s customers subsequent to the date of its release, which revisions and amendments may be material.

[2]	Local currency growth eliminates the impact of currency fluctuations and represents local market performance.

Processed Transactions.    The processed transaction table below provides information regarding all transactions processed by MasterCard, regardless of brand, for the years ended December 31, 2009 and 2008

	Year ended December 31, 2009	Year-over- year growth	Year ended December 31, 2008
	(In millions, except percentages)
Processed transactions[1]	22,410	6.9%	20,954

[1]

Data represents all transactions processed by MasterCard, including PIN-based online debit transactions, regardless of brand. The numbers were updated in 2009 to exclude a small number of certain processed transactions initiated with cards that do not bear our brands. All prior period data has been revised to be consistent with this revised methodology. Revenue was not impacted by these changes.

MasterCard Programs

MasterCard offers a wide range of payment solutions to enable our customers to design, package and implement programs targeted to the specific needs of their customers (which include cardholders and commercial clients). Our principal payment programs, which are facilitated through our brands, include consumer credit, debit and prepaid programs, commercial payment solutions and emerging technologies. Our issuer customers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and marketing strategy—in order to ensure consistency in connection with these programs.

Consumer Credit and Charge Programs.    MasterCard offers a number of consumer credit and charge (“pay later”) programs that are designed to meet the needs of our customers. For the year ended December 31, 2009, our consumer credit and charge programs generated approximately $1.4 trillion in GDV globally, representing 59% of our total GDV for such year. As of December 31, 2009, the MasterCard brand mark appeared on approximately 675 million consumer credit and charge cards worldwide, representing a 6.7% decline from December 31, 2008.

•

United States.    We offer customized programs to customers in the United States to address specific consumer segments. Our consumer credit programs include Standard (general purpose cards targeted to consumers with basic credit card needs), Gold and Platinum (cards featuring higher credit lines and spending limits and a varying amount of enhancement services) and World and World Elite MasterCard® (cards offered to affluent consumers which feature no required preset spending limit and a revolving option).

•

Regions Outside of the United States.    In addition to programs offered in the United States, MasterCard makes available to customers outside of the United States a variety of consumer card programs in selected markets throughout the world. Examples of such programs include MasterCard Electronic cards (which offer additional control and risk management features designed to curb fraud and control exposure in high risk markets) and cards targeted at affluent consumers (such as the MasterCard Black™ card in Latin America, World and World Signia MasterCard® cards in Europe and World and Titanium MasterCard™ cards in Asia/Pacific, Middle East and Africa (APMEA).

•

General Services.    All MasterCard credit cards include additional services, such as lost/stolen card reporting, emergency card replacement and emergency cash advance, which are generally arranged by MasterCard and are provided through third-party service providers.

Consumer Debit Programs.    MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in demand deposit and other accounts. Our deposit access (“pay now”) programs may be branded with the MasterCard, Maestro and/or Cirrus logo types, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard and Maestro-branded debit cards may be used to make purchases at the point of sale. Debit products we offer include Maestro and Gold Maestro, as well as Standard, Gold, Platinum, Premium and World Debit MasterCard products.

•

MasterCard-branded Debit Card Programs.    For the year ended December 31, 2009, our MasterCard-branded debit programs generated approximately $814 billion in GDV globally, representing 33% of our total GDV for such year. As of December 31, 2009, the MasterCard brand mark appeared on approximately 262 million debit cards worldwide, representing 17.0% growth from December 31, 2008. MasterCard-branded debit programs issue cards which include functionality for both signature and PIN authenticated transactions, giving consumers a choice at the point of sale. MasterCard-branded debit card programs are offered in the United States, and are also increasingly being introduced in Europe, Asia Pacific and Latin America as a complement to existing Maestro-branded debit programs.

•

Maestro-branded Debit Card Programs.    Maestro is our global online debit program. As of December 31, 2009, the Maestro brand mark appeared on approximately 659 million cards worldwide, representing 2.0% growth from December 31, 2008. As of December 31, 2009, Maestro was accepted for purchases at more than 12.1 million merchant locations globally. Our Maestro brand has a leading position among online debit brands in many markets throughout the world, particularly in Europe. The strong presence of Maestro in Europe positions us well as the SEPA initiative creates a more open and competitive payment market in many European countries that were previously mandated to process domestic debit transactions with domestic processors. The global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers.

•

MasterCard Global ATM Solutions.    Any debit, credit or ATM accessible prepaid card bearing the MasterCard, Maestro or Cirrus logos had access to cash and account information at approximately 1.7 million participating ATMs around the world as of December 31, 2009. MasterCard Global ATM Solutions provides domestic (in-country) and cross-border access to cards allowing for varied types of transactions, including cash withdrawal (deposit accounts), cash advance (credit accounts), cash drawdown (prepaid accounts), balance inquiries, account transfers and deposits at ATMs in the MasterCard Worldwide Network.

Prepaid Programs.    Prepaid (“pay before”) programs involve a balance that is funded with monetary value prior to use. Holders access funds via a traditional magnetic stripe or chip-enabled payment card. MasterCard customers may implement prepaid payment programs using any of our brands. MasterCard provides processing services (including transaction switching) in support of either magnetic stripe or chip-enabled prepaid card programs. MasterCard has capabilities to provide and customize programs to meet unique commercial and consumer needs in all prepaid segments, including programs such as gift, employee benefit, general purpose, payroll, travel, incentive and government disbursement programs. In particular, our strategy focuses on the top three spend categories: public sector, corporate (programs targeted to achieve to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions) and consumer reloadable (programs designed to provide access to underserved individuals who are not traditional users of credit or debit cards).

Commercial Payment Solutions.    MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2009, our commercial credit and charge programs generated approximately $192 billion in GDV globally, representing approximately 8% of our total GDV for this period. As of December 31, 2009, the MasterCard-branded mark appeared on approximately 29 million commercial credit and charge cards worldwide, representing a 6.2% decline from December 31, 2008. We offer various corporate payment products, including corporate cards, corporate premium cards, corporate purchasing cards and fleet cards (as well as the MasterCard Corporate Multi Card®, which combines the functionality of one or more of these cards) that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. We also offer public sector entities a variety of payment programs that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard®, the Debit MasterCard BusinessCard™, the World MasterCard for Business™ and the World Elite MasterCard for Business® are targeted at the small-business segment, offering business owners the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses. MasterCard also has developed programs that aim to facilitate paperless end-to-end corporate purchasing for organizations ranging from small businesses to large corporations. Such programs include the MasterCard Payment Gateway® (processing payments between buyers, sellers and financial institutions), MasterCard ExpenSys® (expense reporting), MasterCard Smart Data (management reporting) and MasterCard Travel Dashboard® (travel and expenses reporting), as well as tools to facilitate integration into enterprise planning systems.

Emerging Technologies.    MasterCard contributes to innovation in the payments industry through numerous initiatives, including developments in the areas of electronic commerce, smart cards, mobile commerce, person-to-person payments, corporate electronic payments, transit and emerging technologies. MasterCard encourages new initiatives in the area of electronic commerce by researching and developing (or otherwise acquiring) a range of technologies designed to offer business opportunities to MasterCard and our customers. MasterCard manages smart card development by working with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to provide value-added services to the cardholder. We are also involved in a number of organizations that facilitate the development and use of smart cards globally, including a smart cards standards organization with other participants in the industry that maintains standards and specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. By working with customers and leading technology companies, MasterCard also encourages new initiatives in the area of mobile commerce and wireless payment development such as contactless payment solutions (including MasterCard PayPass), mobile payment and payment-related information services and person-to-person transfers (including our money transfer program, MasterCard MoneySend™). In the area of corporate payments between buyers and suppliers, MasterCard offers a payment processing platform supporting card and electronic funds transfer payments. We have also developed an innovative transit platform solution that leverages the contactless functionality in cards and other devices to enable MasterCard acceptance in low-value, high-volume merchant environments. MasterCard is also working to develop standards and programs that will allow consumers to conduct their financial transactions securely using a variety of new point-of-interaction devices.

In addition, in December 2008, MasterCard acquired Orbiscom Ltd., a leading payments solutions software provider for financial institutions. The acquisition builds on the existing partnership between MasterCard and Orbiscom that created MasterCard inControl™, an innovative platform featuring an array of advanced authorization, transaction routing and alert controls designed to assist financial institutions in creating new and enhanced payment offerings.

Customer Relationship Management

We are committed to providing our customers with coordinated services through integrated, dedicated account teams in a manner that allows us to take advantage of our expertise in payment programs, marketing, product development, technology, processing and consulting and information services. We have implemented an internal process to manage our relationships with our customers on a global and regional basis to ensure that their priorities are consistently identified and incorporated into our product, brand, processing, technology and related strategies.

We enter into business agreements pursuant to which we offer customers financial incentives and other support benefits to issue and promote our branded cards. Financial incentives may be based on GDV or other performance-based criteria, such as issuance of new cards, launch of new programs or execution of marketing initiatives. We believe that our business agreements with customers have contributed to our strong volume and revenue growth in recent years. In addition, we have standard licensing arrangements with all of our customers that permit them to use our trademarks and subject them to the rules governing our payment programs.

Our MasterCard Advisors group serves to help differentiate us from our competitors by providing customers with a wide range of consulting and information services designed to help them improve the performance of their payments businesses. Services include strategic consulting and strategy development, information and analytics, marketing management, and risk and operations management advice. MasterCard Advisors charges our customers and other clients fees for its professional services or may offer these services as an incentive under business agreements with certain customers.

Marketing

We manage and promote our brands through brand advertising, promotional and interactive programs and sponsorship initiatives. Our corporate brand, MasterCard Worldwide, reflects our three-tiered business model as franchisor, processor and advisor. Our brand is supported by our corporate vision statement—The Heart of Commerce™, which represents our strategic vision of advancing commerce globally. Our marketing activities combine advertising, sponsorships, promotions, customer marketing, interactive media and public relations as part of an integrated program designed to increase consumer awareness of MasterCard and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our initiatives are designed to build the value of the MasterCard brand and drive shareholder value.

Our advertising plays an important role in building brand visibility, usage and loyalty among cardholders globally. Our award-winning “Priceless®” advertising campaign has run in 51 languages in 110 countries. The “Priceless” campaign promotes MasterCard acceptance and usage benefits that permit cardholders to pay for what they need, when they need it as well as marketing MasterCard credit, debit, prepaid and commercial products and solutions. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. We continue to support our brand by utilizing digital channels to allow us to engage more directly with our stakeholders and allow consumers and customers to engage directly in brand programs, promotions and merchant offers, as well as provide relevant information on MasterCard products, services and tools. MasterCard has also introduced global and regional specific smart phone applications that provide consumers with on-the-go utility. MasterCard intends to continue to use digital channels to develop preference and usage with consumers and more effectively partner with customers and merchants to help them drive their respective businesses.

We also seek to deliver value to our customers through sponsorship of a variety of sporting and entertainment properties. Our presence in sports aligns with consumer segments important to MasterCard and our customers. Our worldwide partnerships in golf and rugby with the PGA TOUR, PGA European Tour, 2010 Ryder Cup and Rugby World Cup 2011 are intended to help create business building opportunities among a more affluent demographic. We have a long-standing relationship with international soccer and have continued this relationship by sponsoring premiere events, including the Union of European Football Associations Champions League in Europe, as well as two leading Argentinean club teams. MasterCard is also the exclusive payments sponsor to Major League Baseball and a number of its professional teams. We also sponsor individual teams in the National Football League and National Hockey League, as well as a leading cricket team in the Indian Premier League. In addition to our sports portfolio, we align ourselves with diverse properties aimed at multiple target audiences, including a fashion platform in our Asia Pacific region, with the intention of raising our brand awareness with affluent consumers. We also target a broad audience by providing access to music artists and live performances through well-known entertainment properties such as The GRAMMY Awards, Jazz at Lincoln Center in New York, the Brit Awards and a partnership with Cirque du Soleil in Russia.

Acceptance Initiatives

Overview.    We estimate that, as of December 31, 2009, cards carrying the MasterCard brand were accepted at 29.9 million acceptance locations, including 1.7 million ATMs and 0.6 million other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent market analysts in Canada and the United States. Cards bearing the Maestro brand mark are accepted at many of these same locations.

Initiatives.    We seek to maintain unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the categories of merchants that accept cards carrying our brands. We are focused on expanding acceptance in electronic and mobile commerce environments, quick service businesses (such as fast food restaurants), transportation, and public sector payments (such as those involving taxes, fees, fines and tolls), among other categories. Second, we seek to increase the number of payment channels in which MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with bill payment applications. We are working with customers to encourage consumers to make bill payments in a variety of categories—including rent, utilities and insurance—with their MasterCard-branded cards. Third, we seek to increase usage of our programs at selected merchants by sponsoring a wide range of promotional programs on a global basis. We also enter into arrangements with selected merchants under which these merchants receive performance incentives for the increased use of MasterCard-branded programs or indicate a preference for MasterCard-branded programs when accepting payments from consumers.

Contactless Payment Solutions.    Our acceptance initiatives include MasterCard PayPass, a “contactless” payment solution that enables consumers simply to tap or wave their payment card or other payment device, such as a phone, key fob or wristband, on a specially-equipped terminal to complete a transaction. PayPass utilizes radio frequency technology to securely transmit payment details wirelessly to the payment card terminals for processing through our network. Our PayPass program targets low value purchases and is designed to help our customers further expand their businesses by capturing a portion of transactions that were previously cash-based, resulting in increased card activity. PayPass also reduces transaction times, which appeals to merchants in quick service businesses and allows us to expand the number of locations that accept our cards. PayPass programs expanded in 2009 to include customers and merchants in 33 countries as of December 31, 2009, an increase from 28 countries as of December 31, 2008. As of December 31, 2009, more than 70 million PayPass cards and devices were issued globally with acceptance at approximately 200,000 merchant locations worldwide.

Additional Services.    In addition, we provide research, marketing support and financial assistance to our customers and their marketing partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charity, educational or other non-profit organization.

Merchants.    Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. In particular, large merchants are supporting many of the legal, legislative and regulatory challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk Factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Part I, Item 1A. Nevertheless, we believe many opportunities exist to enhance our relationships with merchants and to continue to expand acceptance of our cards. Over the years, for example, we have made available directly to merchants our rules that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. We have also published the interchange rates applicable to merchants in the United States, have introduced a cap on interchange fees on fuel purchases at petroleum retailers and have published our entire set of operating rules on our website. As an additional example, we have an advisory group which brings together merchants, acquirers, issuers and processors twice a year to examine payments innovation at the point of interaction, and to seek to enhance the experience for merchants and consumers at the point of sale or in an online shopping environment for a retail sales transaction. We also continue to develop our acquirer and merchant sales teams around the world. Moreover, we have recently introduced a suite of information products, data analytics and marketing services which can help merchants understand specific activity in their industry, evaluate their sales performance against competitors and focus direct marketing efforts to target desirable prospects and hard to reach segments.

MasterCard Revenue Sources

MasterCard processes transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. For example, we may process a transaction in a merchant’s local currency; however the charge for the transaction would appear on the cardholder’s statement in the cardholder’s home currency. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia.

MasterCard generates revenues by charging fees to our customers for providing transaction processing and other payment-related services and assessing our customers based on the dollar volume of activity on the cards that carry our brands. Our net revenues are classified into the following five categories:

•

Domestic assessments:    Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and are calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

•

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

•

Transaction processing fees:    Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for transaction switching (authorization, clearing and settlement) and connectivity.

•

Other revenues:    Other revenues for other payment-related services are primarily dependent on the nature of the products or services provided to our customers but are also impacted by other factors, such as contractual agreements. Examples of other revenues are fees associated with fraud products and services, cardholder service fees, consulting and research fees, compliance and penalty fees, account and transaction enhancement services, holograms and publications.

Rebates and incentives (contra-revenue):    Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue in the same period that performance occurs. Performance periods vary depending on the type of rebate or incentive, including commitments to the agreement term, hurdles for volumes, transactions or issuance of new cards and the launch of new programs or the execution of marketing programs. Rebates and incentives are calculated based on estimated performance, the timing of new and renewed agreements and the terms of the related business agreements.

Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. A combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based or PIN-based

•	Tiered pricing, with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

Cross-border transactions generate greater revenue than do domestic transactions. We review our pricing and implement pricing changes on an ongoing basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements. Revenues from processing cross-border transactions fluctuate with cross-border activities. See “Risk Factors—Business Risks—A decline in cross-border travel could adversely affect our revenues and profitability, as a significant portion of our revenue is generated from cross-border transactions” in Part I, Item 1A.

In 2009, net revenues from our five largest customers accounted for approximately $1.4 billion, or 28% of our total revenue. No single customer generated 10% of total revenue.

Membership Standards

We establish and enforce rules and standards surrounding membership in MasterCard International and the use and acceptance of cards carrying our brands.

Rulemaking and Enforcement

Membership in MasterCard International and its affiliates is generally open to financial institutions and other entities that are our customers. Applicants for membership must generally meet specified membership eligibility requirements.

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses provide members with certain rights, including access to the network and usage of our brands. Anti-money laundering due diligence reviews and customer risk management reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program, and MasterCard can block authorization of transactions and ultimately terminate membership for non-compliance with the program. As a condition of our licenses, members agree to comply with our bylaws, policies, rules and operating regulations and procedures (the “Standards”). MasterCard International and certain of its affiliates are the governing bodies that establish and enforce the Standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement and member failures. To help ensure that members conform to the Standards, we review card programs proposed by members.

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,400 principal members of MasterCard, Maestro and Cirrus, and approximately 3,500 affiliate debit licensees. Our estimated gross settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $26.4 billion as of December 31, 2009. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 20,400).

To minimize the contingent risk to MasterCard of a failure, we monitor the financial health, economic and political operating environments of, and compliance with our rules and standards by, our principal members, affiliate debit licensees and other entities to which we grant licenses. If the financial condition of a member or the state of the economy in which it operates indicates that it may not be able to satisfy its obligations to us or other MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of standby letters of credit, bank guarantees or secured cash accounts. As of December 31, 2009, we had members who had posted approximately $2.8 billion in collateral held for settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. Additionally, and to further preserve payment system integrity, MasterCard reserves the right to terminate a member if, for example, the member fails or refuses to make payments in the ordinary course of business, or if a liquidating agent, conservator or receiver is appointed for the member. In addition to these measures, we have also established a $2.5 billion committed credit facility (which, by its terms, will decrease to $2.0 billion in April 2010 for the final year of the facility) for liquidity protection in the event of member settlement failure. See “Risk Factors—Business Risks—As a guarantor of certain obligations of principal member and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations” in Part I, Item 1A. See also “Risk Factors—Business Risks—Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business” in Part I, Item 1A.

Payment System Integrity

The integrity of our payment system can be affected by fraudulent activity and illegal uses of our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of third party systems that inappropriately store cardholder account data. See “Risk Factors—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Part I, Item 1A. Fraud is also more likely to occur in transactions where the card is not present, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is unavailable.

We monitor areas of risk exposure and enforce our rules and standards to combat fraudulent activity. We also operate several compliance programs to ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audits (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our Site Data Protection Program, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises by requiring proper adherence to the Payment Card Industry (PCI) data security standards). Our customers are also required to report instances of fraud to us in a timely manner so we can monitor trends and initiate action where appropriate.

Our customers are responsible for fraud losses associated with both the cards they issue and their merchants from whom they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of MasterCard cards. We provide education programs and various risk management tools to help prevent fraud, including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and our Site Data Protection program. In addition, we offer several fraud detection and prevention solutions, including our Expert Monitoring Solutions, a comprehensive suite of services designed to help our customers detect and prevent fraudulent activity. Generally, we charge our customers fees for these antifraud programs and services.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business. For a description of material risks, see “Risk Factors” in Part I, Item 1A. Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability.

We have an Enterprise Risk Management (“ERM”) program which is integrated with the business and designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program leverages our business processes to, among other things, ensure: allocation of resources to appropriately address risk; establishment of clear accountability for risk management; and provision of transparency of risks to senior management, the Board of Directors and appropriate Board committees. Our ERM program seeks to accomplish these goals by: monitoring key risks; providing an independent view of our risk profile; and strengthening business operations by integrating ERM principles and creating a more risk aware culture within MasterCard. MasterCard’s integrated risk management structure balances risk and return by having business units own and manage risk, centralized functions (such as finance and law) provide expertise and have responsibility for key risks, our executive officers set policy and accountability and the Board and committees provide oversight of the process.

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

Competition

General.    MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based payment systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Payment Card, Processing and Alternative Competitors.

•

General Purpose Payment Card Industry.    Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus, Electron and Interlink), American Express and Discover, among others. Within the global general purpose card industry, Visa has significantly greater volume than we do. Outside of the United States, some of our competitors such as JCB in Japan and China Union Pay® have leading positions in their domestic markets. Regulation can also play a role in determining competitive market advantages for competitors. For example, China Union Pay is the sole domestic processor designated by the Chinese government and operates the sole national cross-bank bankcard information switch network in China due to local regulation. Some governments, such as South Africa and India, are promoting their domestic schemes (Bankserv and India Pay, respectively) and other countries are proposing similar legislation. See “Risk Factors—Legal and Regulatory Risks—Government actions could curtail our ability to compete effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues” in Part I, Item 1A.

•	Particular Segments. We face competition with respect to particular segments of the payment card industry, including:

•

Debit.    In the debit card sector, we also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Interlink™, Plus and Visa Electron (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by FIS), and Pulse™ (owned by Discover), in the United States, Interac in Canada and Bankserv in South Africa. In addition, in many countries outside the United States, local debit brands serve as the main brands while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume.

•

PIN-Based Debit Transactions.    In the United States, some of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do. In addition, our business and revenues could be impacted adversely by the tendency among U.S. merchants to migrate from offline, signature-based debit transactions to online, PIN-based debit transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks rather than by us. See “Risk Factors—Business Risks—If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Part I, Item 1A.

•

Private-Label.    Private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or another merchant, also serve as another form of competition.

•

End-to-End Payment Networks.    Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory and legislative scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal, regulatory and legislative scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A. To date, operators of end-to-end payment networks have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face because they do not utilize formal interchange fees. Accordingly, these operators may enjoy a competitive advantage over four-party payments systems.

•

Ownership Structures.    The ownership structures and regulatory designations of our competitors may provide those competitors with certain advantages with respect to MasterCard. For example, American Express and Discover have become bank holding companies. While bank holding companies are subject to numerous regulatory requirements, in the past year, they also became eligible to request an investment from the U.S. government under the Treasury Department’s Troubled Asset Relief Program (“TARP”) and may be eligible to participate in other similar government programs (such as the Term Asset-Backed Securities Loan Facility (“TALF”)). MasterCard is not a bank holding company and is not eligible to receive such an investment. A TARP or similar investment could strengthen these MasterCard competitors. Bank holding companies also may have a competitive advantage over MasterCard by using their deposits as an available source of low-cost funding.

•

Other Four-Party Systems.    We compete intensely with other card networks, principally Visa, for the loyalty of our customers. In most countries, including the United States, financial institutions typically issue both MasterCard and Visa-branded payment cards. As a result of this structure, known as “duality,” we compete with Visa for business on the basis of individual card portfolios or programs. As to debit cards in the United States, Visa’s historical debit exclusivity rule had meant that card issuers could issue either MasterCard or Visa debit cards, but not both. As a result of the litigation with the U.S. Department of Justice, however, Visa’s debit exclusivity rule is no longer enforceable, and related litigation has been settled. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8. These events have resulted in the potential for duality for debit cards, likely creating more opportunities to compete with Visa for business in this area.

•

Transaction Processors.    We also face competition from transaction processors throughout the world, such as First Data Corporation and Total System Services, Inc., some of which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors could potentially displace MasterCard as the provider of these payment processing services.

•

New Entrants and Alternative Payment Systems.    We also compete against relatively new entrants, such as PayPal (a business segment of eBay), which have developed alternative payment systems and payments in electronic commerce and across mobile devices. While PayPal remains the leader in online payments, this is an increasingly competitive area, as evidenced by the proliferation of new online competitors. Among other services, these competitors provide Internet payment services that can be used to buy and sell goods online, and services that support payments to and from deposit accounts or proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet and potential wireless communication networks to support their services, and may enjoy lower costs than we do. In mobile commerce, we also face competition from established mobile network operators. Whereas the MasterCard approach to mobile commerce centers on the use of the consumer’s payment account as established by their card issuer, network operators may apply mobile consumer payments directly to the customer’s monthly bill or prepaid mobile account.

Litigation Outcomes.    Ongoing litigation has affected, and may continue to affect, our ability to compete in the global payments industry. For example, under the settlement agreement in the U.S. merchant lawsuit in 2003, U.S. merchants now have the right to reject MasterCard-branded debit cards issued in the United States while still accepting other MasterCard-branded cards, which may adversely affect our ability to maintain and grow our debit business in the United States. In addition, as a result of the court’s decision in our litigation with the U.S. Department of Justice concerning our former U.S. Competitive Programs Policy (“CPP”), our customers may now do business with American Express or Discover in the United States, which could adversely affect our business. In recent years, these competitors have started working with issuing and acquiring financial institutions, and thereby replicating certain aspects of end-to-end payment networks. A number of our large customers, including Bank of America, Citibank, Barclays, HSBC, USAA and GE Money now issue American Express and/or Discover-branded cards. See “Risk Factors—Business Risks—Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry” in Part I, Item 1A.

Finally, suits against us have been filed in several state and federal courts because of our currency conversion practices. Although we have settled these matters, the settlements are still subject to appeal and could be overturned. We cannot predict what the final outcome will be of our various litigations and other regulatory proceedings. For a description of these and other matters, see Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Customers.

•

Pricing.    We face increasingly intense competitive pressure on the prices we charge our customers. In order to stay competitive, we may have to increase the amount of rebates and incentives we provide to our customers and merchants, as we have in the last several years. We seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. However, our customers can terminate their business agreements with us in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

•

Banking Industry Consolidation.    The banking industry has recently undergone substantial accelerated consolidation, and we expect some consolidation to continue in the future. Consolidation represents a competitive threat for MasterCard because our business and pricing strategy is intended to enable MasterCard to achieve targeted financial performance by providing incentives to customers for incremental business. Furthermore, our business strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments to MasterCard. In recent years, consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in a substantial loss of business for MasterCard. The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

Competitive Position.    We believe that the principal factors affecting our competitive position in the global payments industry are:

•	pricing;

•	customer relationships;

•	the impact of existing and future litigation, legislation and government regulation;

•	the impact of globalization and consolidation of financial institutions and merchants;

•	the acceptance base, reputation and brand recognition of payment cards;

•	the success and scope of marketing and promotional campaigns;

•	the quality, security and integrity of transaction processing;

•	the relative value of services and products offered;

•	regulation and local laws;

•	the impact of consolidation in the banking industry;

•	new market entrants; and

•	the ability to develop and implement competitive new card programs, systems and technologies in both physical and virtual environments.

Government Regulation

General.    Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. Regulation of the payments industry has increased significantly in the last several years. In particular, interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions, including in the European Union and Hungary (discussed below).

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

Interchange.    Interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions. Such challenges include regulatory proceedings in the European Union (by the European Commission, as well as such European Union member states as Hungary) and elsewhere, and regulatory inquiries in the United States and other jurisdictions. Interchange fees have also become the topic of increased legislative interest. For example, in the United States, legislation has been introduced seeking to regulate interchange by allowing merchants to collectively seek to lower their payment card acceptance costs. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal, regulatory and legislative scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A and in Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Data Protection and Information Security.    In the United States, during the past several years, a number of bills have been considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. Congress continues to consider these issues, which could result in legislation that would have an adverse impact on us and our customers. For example, the House of Representatives has again passed comprehensive data security and data breach notification legislation that could impose additional regulatory burdens on us and our customers. Similar legislation has not yet passed the Senate in this Congress, and it is not clear whether legislation of this type will be signed into law. In addition, a large number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach. In Europe, the European Parliament and Council passed the European Directive 95/46/EC (the “Directive”) on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data.

Anti-Money Laundering.    MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352 of the USA PATRIOT Act, which applies to certain types of financial institutions, including operators of credit card systems. Section 352 of the USA PATRIOT Act requires MasterCard to maintain a comprehensive anti-money laundering program and imposes similar requirements on some of our customers. Our anti-money laundering program must be reasonably designed to prevent our system from being used to facilitate money laundering and the financing of terrorist activities. The program must, at a minimum, include the designation of a compliance officer, provide for the training of appropriate personnel regarding anti-money laundering responsibilities, as well as incorporate policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

OFAC and Related Regulations.    We are also subject to regulations imposed by OFAC. OFAC regulations impose restrictions on financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included in OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Also Cuba, Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, a limited number of financial institutions are licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List, however, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to our customer financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

Issuer Practice Legislation and Regulation.    The Board of Governors of the United States Federal Reserve System is in the process of implementing the Credit CARD Act, which was signed into law in May 2009. The Credit CARD Act will have a significant impact on the disclosures made by our customers and on our customers’ account terms and business practices. The Credit CARD Act, and its implementing regulations, will make it more difficult for credit card issuers to price credit cards for future credit risk and will have a significant effect on the pricing, credit allocation, and business models of most major credit card issuers. The new law could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting MasterCard transaction volume and revenues.

The Credit CARD Act also includes provisions that impose limits and restrictions on certain prepaid (or “pay before”) card products, including on fees. The Board of Governors of the United States Federal Reserve System has proposed implementing regulations with respect to these provisions. The statutory provisions and implementing regulations may diminish the attractiveness of these products to our customers and may consequently adversely affect transaction volumes and revenues.

The Board of Governors of the United States Federal Reserve System has also recently adopted regulations regulating overdraft fees imposed in connection with ATM and debit card transactions. These regulations will have the effect of significantly reducing overdraft fees our customers may charge in connection with debit card programs. This may diminish the attractiveness of debit card programs to our customers and may adversely affect transaction volumes and revenues.

Financial Industry Regulation.    In June 2009, the administration of the President of the United States proposed legislative language to create a Consumer Financial Protection Agency (the “CFPA”), which could have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products. The House of Representatives passed comprehensive financial regulatory reform legislation in December 2009, including provisions substantially similar to those originally introduced to create the CFPA. Under the House-passed legislation, the CFPA’s proposed grant of authority is broad and not clearly defined. It is therefore not clear whether the CFPA would be authorized to regulate aspects of payment card network operations. The Senate has not yet addressed this issue and it is therefore unclear what form any such legislation may ultimately take. In addition, in December 2009, the House Financial Services Committee approved a bill that included provisions for the regulation of payment, clearing and settlement systems (determined by the Board of Governors of the United States Federal Reserve System to be “systemically important”) that could impose upon such systems additional regulatory, reporting, examination or other obligations that may differ from existing legal requirements. These provisions were not included in the financial reform bill adopted by the House of Representatives in December 2009, and it is unclear whether Congress might act with respect to such provisions (either in another bill or on a “stand alone” basis) and, if so, whether MasterCard would be deemed “systematically important”. However, the imposition of any additional regulatory or other obligations on MasterCard could result in costly new compliance burdens that could negatively impact our business.

Regulation of Internet Transactions.    In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is being implemented through a federal rulemaking process that was completed in December 2008. Compliance will be required by June 1, 2010, although Congress may consider additional legislation to legalize and regulate Internet gambling. These federal rules will require us and our customers to implement compliance programs that could increase our costs and/or decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards, which could materially and adversely reduce our revenue and revenue growth.

Outside of the United States.    Regulators in several countries outside of the United States have become increasingly interested in payment issues beyond interchange fees, some of which have launched official proceedings into payment industry issues. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Part II, Item 7 for a discussion of the impact of seasonality on our business.

Financial Information About Geographic Areas

See Note 24 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 for certain geographic financial information.

Employees

As of December 31, 2009, we employed approximately 5,100 persons, of which approximately 1,800 were employed outside of the United States. We consider our relationship with employees to be good.

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

Item 1A.    Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to increasingly intense legal, regulatory and legislative scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant bank (the acquirer) to the cardholder bank (the issuer) in connection with transactions initiated with our payment system’s cards. Interchange fees, including our default interchange fees, are subject to increasingly intense litigation, regulatory and legislative scrutiny worldwide as card-based forms of payment have become relatively more important to local economies. Regulators and legislative bodies in a number of countries, as well as merchants in the United States, are seeking to reduce these fees through litigation, regulatory action and/or legislative action.

See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for a detailed description of regulatory proceedings and inquiries into interchange fees. Examples of regulatory proceedings or inquiries into interchange fees include:

•

In the European Union, in December 2007, the European Commission issued a negative decision (which we have appealed to the General Court of the European Union) with respect to our cross-border interchange fees for credit and debit cards under European Union competition rules.

•

In the United States, the Department of Justice and certain State Attorney Generals have issued information requests and demands to MasterCard (and Visa) concerning points of sale acceptance rules and interchange setting practices.

•

In the United Kingdom, in February 2007, the Office of Fair Trading commenced a new investigation of our current U.K. credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law.

•

In Poland, the Polish Office for Protection of Competition and Consumers issued a decision that our interchange fees are unlawful under Polish competition law, and imposed fines on our licensed financial institutions—the decision was then reversed and all parties are appealing.

•

In Hungary, MasterCard Europe is appealing the Hungarian Competition Authority December 2009 decision ruling that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law and fining MasterCard Europe approximately US $2,600,000.

•	In Italy, in July 2009, the Italian Competition Authority commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s Italian domestic interchange fees.

•

In Australia, the Reserve Bank of Australia enacted regulations in 2002 (which have been subsequently reviewed and not withdrawn) controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours.

•

In South Africa, in December 2008, a special body created by the South Africa Competition Commission published a non-binding report (under active consideration by South African regulators) recommending, among other things, having an independent forum under regulatory control set payment card interchange fees and modifications to payment systems’ (including MasterCard’s) respective “honor all cards” rules.

•

In Germany, in January 2006, a German retailers association filed a complaint with the German Federal Cartel Office in Germany alleging that our German domestic interchange fees are not transparent to merchants and include so called “extraneous costs.”

•

In Canada, in July 2009 the Canadian Competition Bureau informed MasterCard that it intends to review MasterCard’s interchange fees and related rules, such as the “honor all cards” and “no surcharge” rules.

Interchange fees and/or related practices (such as the “honor all cards” rule) are also being reviewed in a number of other jurisdictions, including Belgium, Brazil, Colombia, Czech Republic, Estonia, France, Israel, Mexico, the Netherlands, Switzerland, Turkey and Venezuela. We believe that regulators are increasingly adopting a coordinated approach to interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions.

In addition to regulatory action, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately 50 class action or individual suits alleging that MasterCard’s interchange fees and acceptance rules violate federal antitrust laws. These suits allege, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard and its member banks, and MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages, attorneys’ fees and injunctive relief. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding the allegations contained in these complaints and the status of these proceedings.

Interchange fees also have been the topic of increased legislative interest. For example:

•

In the United States, in June 2009, the “Credit Card Fair Fee Act” was introduced in the U.S. House of Representatives. This legislation seeks to regulate interchange by allowing merchants to collectively seek to lower their payment card acceptance costs. Such collective actions would be exempt from the

U.S. antitrust laws under this legislation. The Credit Card Fair Fee Act would require the U.S. Department of Justice to observe collective merchant negotiations with the Company and its customer financial institutions (and separately with Visa and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation was also introduced in the U.S. Senate in June 2009, although the Senate bill would go further than the Credit Card Fair Fee Act by creating a government panel to establish the terms and conditions of payment card acceptance for those merchants who do not reach an agreement as a result of the antitrust exemption. A separate bill introduced in the House—“The Credit Card Interchange Fees Act of 2009”—prior to the Credit Card Fair Fee Act would, among other things, prohibit the inclusion of certain provisions in payment card network rules (e.g., honor all cards) and direct the U.S. Federal Trade Commission to prescribe regulations to ensure, among other things, that such rules are not “unfair or deceptive” to consumers and merchants. It is not clear whether Congress will act on one or more of these bills, or other types of interchange initiatives, and what form any such legislation may ultimately take. In addition, pursuant to separate legislation, the General Accountability Office (“GAO”) conducted a study on interchange and submitted the findings and conclusions of that study to Congress. Although the GAO study did not recommend any legislative or regulatory changes pertaining to interchange, it is not clear what impact the study will have on the legislative debate.

•

In Hungary, in December 2009, legislation was adopted by the Hungarian Parliament limiting, as of March 2010, MasterCard (and Visa) debit, credit and other types of interchange fees at various levels, as well as merchant service charges. In February 2010, the Hungarian Parliament amended this legislation, which had the effect of repealing the limits on interchange fees and postponing the implementation of the limit on merchant service charges until May 2010. The President of Hungary is expected to sign the amended legislation, and MasterCard is considering whether to challenge it.

•

In South Africa, in February 2009, the South African National Assembly (the “National Assembly”) adopted amendments to that country’s competition laws concerning so-called “complex monopolies” and criminalizing certain violations of those laws (the “South Africa Bill”), which the President signed. If and when the South Africa Bill becomes effective, it could have a significant adverse impact on MasterCard’s business in South Africa.

•

In Canada, in June 2009, the Canadian Senate issued a report with the non-binding recommendations that debit interchange be set at zero for three years, merchant surcharging be permitted in Canada and “honor all cards” rules be modified. In response, the Canadian Department of Finance has proposed a voluntary “Code of Conduct” on related issues for payment card industry participants in Canada.

•

In Brazil, in April 2009, the Central Bank of Brazil (together with competition agencies in Brazil) issued a report detailing their findings with respect to the retail payment system in Brazil, including a finding that greater transparency was required in the setting of domestic interchange rates.

If issuers cannot collect, or we are forced to reduce, interchange fees, issuers may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers also could charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. We are devoting substantial management and financial resources to the defense of interchange fees in regulatory proceedings, litigation and legislative activity. If we are less successful than Visa in defending interchange fees, we also could be competitively disadvantaged against Visa. If we are ultimately unsuccessful in our defense of interchange fees, any such regulation, legislation and/or litigation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. In addition, this could result in MasterCard being fined and/or having to pay civil damages.

If the approval of the settlements of our currency conversion cases is undermined by an appeal and we are unsuccessful in any of our various lawsuits relating to our currency conversion practices, our business may be materially and adversely affected.

We generate significant revenue from processing cross-border currency transactions for customers. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In July 2006, MasterCard and other defendants in federal class actions related to these matters entered into agreements to settle or otherwise dispose of such matters. Pursuant to the settlement agreements, MasterCard has paid $72 million to be used for the defendants’ settlement fund to settle the federal actions and $13 million to settle state cases. While the federal court has granted final approval of the settlement agreements, the settlements are subject to appeals. If an appeal is filed and we are unsuccessful in that appellate proceeding, the settlement agreements will terminate. If that occurs, and we are unsuccessful in defending against these lawsuits or the state currency conversion cases, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

Except as discussed in Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8, we have not established reserves for any of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

As a result of the settlement agreement in connection with the U.S. merchant lawsuit in 2003, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8. These limitations and any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business—Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples of such regulation and related legislation include:

•

Anti-money laundering regulation, such as Section 352(a) of the USA PATRIOT Act and an anti-money laundering law enacted in India (which imposes requirements on payment systems, such as MasterCard’s, and their customers).

•

Payment systems regulation, such as the Indian Payments and Settlement Systems Act 2007, under which payment system operators, such as MasterCard, operate under the authority and broad oversight of the Reserve Bank of India. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used and the types of cardholders and merchants who can obtain or accept our cards.

•

Regulations imposed by OFAC, which impose restrictions on financial transactions with certain countries and with persons and entities included on the SDN List. It is possible that transactions involving persons or entities on the SDN List may be processed through our payment system, and that our reputation may suffer due to some of our financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock.

•

Legislation enacted by certain U.S. states (and pending in other states) regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result of such legislation, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

•

Issuer practices legislation and regulation, including the Credit CARD Act (which is being implemented by the Board of Governors of the United States Federal Reserve System), which will have a significant impact on the disclosures made by our customers and on our customers’ account terms and business practices by, among other things, making it more difficult for credit card issuers to price credit cards for future credit risk and significantly affecting the pricing, credit allocation, and business models of most major credit card issuers. Additional regulations include recently adopted regulations by the Board of Governors regulating overdraft fees imposed in connection with ATM and debit card transactions.

•

Financial industry regulation, such as the proposed CFPA (passed by the U.S. House of Representatives), which could have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products (although it is not clear whether the CFPA would be authorized to regulate aspects of payment card network operations).

•

Regulation of Internet transactions, including legislation enacted by the U.S. Congress (and applicable to payment system participants, including MasterCard and our U.S. customers) requiring the coding and blocking of payments for certain types of Internet gambling transactions, as well as various additional legislative and regulatory activities with respect to Internet transactions which are being considered in the United States.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, which would reduce our revenues materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Government actions could curtail our ability to compete effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues.

Governments in certain countries, such as Russia and India, have acted, or could act, to provide resources or protection to selected national payment card and processing providers to support them or to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.

Regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards issued and could increase our costs.

We and our customers are also subject to regulations related to privacy and data protection and information security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and banking agency information safeguard requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguards rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In the United States, over the past several years a number of bills have been considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. Congress continues to consider these issues which could result in legislation that would have an adverse impact on us and our customers. For example, the United States House of Representatives has again passed comprehensive data protection and information security legislation, as well as data breach notification legislation, which could impose additional regulatory burdens on us and our customers. Similar legislation has not yet passed in the U.S. Senate, and it is not clear whether legislation of this type will be signed into law. In addition, a large number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

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

Regulation of privacy and data protection and information security in these and other jurisdictions may increase the costs of our customers to issue payment cards, which may decrease the number of our cards that they issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data protection and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Business Risks

Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 continued to impact the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have continued to be significantly impacted by this economic turmoil, and it is also impacting other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively impacted, or we may be impacted, in several ways, including but not limited to the following:

•

Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross border travel patterns, which may continue to change.

•	Constriction of consumer and business confidence such as in recessionary environments and those markets experiencing high unemployment may continue to cause decreased spending by cardholders.

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Uncertainty and volatility in the performance of our customers’ businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability.

•	Our customers may decrease spending for optional or enhanced services.

•

Government intervention and/or investments in our customers may have potential negative effects on our business with those banking institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.

•

Our customers may default on their settlement obligations. See Note 22 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part II, Item 8 for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in this Part I, Item 1A.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 21 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Part II, Item 8, for a discussion of global interchange proceedings.

Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. See “Business—Competition” in Part I, Item 1. Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover and JCB, among others. Within the global general payment card industry, Visa has significantly greater volume than we do, and has greater scale and market share, as well as strong brand recognition, which provides significant competitive advantages. Moreover, some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. Our ability to compete may also be affected by litigation outcomes. See “Business—Competition” in Part I, Item 1.

Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate end-to-end payments systems with direct connections to both merchants and consumers, without involving intermediaries. These competitors seek to derive competitive advantages from their business models. For example, operators of end-to-end payments systems tend to have greater control over consumer and merchant customer service than operators of four party payments systems such as ours, in which we must rely on our issuing and acquiring financial institution customers. In addition, these competitors have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as have operators of four-party payments systems such as ours. Certain competitors may also hold competitive advantages as a result of their organizational structures. See “Business—Competition” in Part I, Item 1.

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

We also expect that there may be other changes in the competitive landscape in the future, including:

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

•

Competitors, customers and other industry participants may develop products that compete with or replace value-added services we currently provide to support our transaction processing which could, if significant numbers of cardholders choose to use them, replace our own processing services or could force us to change our pricing or practices for these services.

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

Our strategy is to grow our business by, among other things, focusing on our customers and entering into customized business agreements with customers around the globe. In the future, we may not be able to enter into such agreements on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger and have greater financial resources than we do and accordingly may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit, and we may not be successful in doing so. Our customers also may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability. Furthermore, a number of customers from which we earn substantial revenue are principally aligned with one of our competitors. A significant loss of our existing revenue or transaction volumes from these customers could have a material adverse impact on our business.

Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability.

Over the last several years, the banking industry has undergone substantial accelerated consolidation, and we expect some consolidation to continue in the future. Consolidation represents a competitive threat to us because our strategy contemplates entering into business agreements with our largest customers in exchange for significant business commitments. Recent consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in the substantial loss of business for MasterCard, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our business and prospects.

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

Our revenue could fluctuate and decrease significantly in the longer term if we lose a significant portion of business from one or more of our largest significant customers, which could have a material adverse long-term impact on our business.

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

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2009, the net revenues from these customers represented an aggregate of approximately $1.4 billion, or 28%, of total revenue. Loss of business from any of our large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. For instance, as a result of the settlement agreement in connection with the U.S. merchant lawsuit, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 19 (Obligations Under Litigation Settlements) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8. In addition, some large merchants are supporting many of the legal, regulatory and legislative challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks—Interchange fees are subject to increasingly intense legal, regulatory and legislative scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings. Merchants are also able to negotiate incentives from us and pricing concessions from our customers as a condition to accepting our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability.

A decline in cross-border travel could adversely affect our revenues and profitability, as a significant portion of our revenue is generated from cross-border transactions.

We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and transaction processing fees. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism and outbreaks of flu (such as H1N1), viruses (such as SARS) and other diseases. Any such decline in cross-border travel could adversely affect our revenues and profitability.

Certain customers have exclusive, or nearly- exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.

Certain customers have exclusive, or nearly-exclusive, relationships with our competitors to issue payment cards, and these relationships may make it difficult or cost-prohibitive for us to do significant amounts of business with them to increase our revenues. In addition, these customers may be more successful and may grow faster than the customers that primarily issue our cards, which could put us at a competitive disadvantage. Furthermore, we earn substantial revenue from customers with exclusive or nearly-exclusive relationships with our competitors. Such relationships could provide advantages to the customers to shift business from MasterCard to the competitors with which they are principally aligned. A significant loss of our existing revenue or transaction volumes from these customers could have a material adverse impact on our business.

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

Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to our branded products depends highly upon the external perception of our company and industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory.” Moreover, adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. Such perception and damage to our reputation could have a material and adverse effect to our business.

If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth.

In recent years, industry-wide offline and online debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, transactions involving our brands account for a smaller share of all offline, signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions. We may also be impacted adversely by the tendency among U.S. consumers and merchants to migrate from offline, signature-based debit transactions to online, PIN-based transactions because we generally earn less revenue from the latter types of transactions. In addition, online, PIN-based transactions are more likely to be processed by other ATM/debit point-of-sale networks rather than by us. Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

General economic and global political conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. Also, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal member or affiliate debit licensee of MasterCard International is unable to fulfill its settlement obligations to other customers, we may bear the loss even if we do not process the transaction. In addition, although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations. Our estimated MasterCard-branded gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $26 billion as of December 31, 2009. We have a revolving credit facility in the amount of $2.5 billion (which, by its terms, will decrease to $2.0 billion in April 2010 for the final year of the facility) which could be used to provide liquidity in the event of one or more settlement failures by our customers. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables from its members. Subject to approval by our Board of Directors, such members may be charged for the amount of any settlement loss incurred during these ordinary course activities of MasterCard. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Moreover, during 2009, many of our financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets and the economic turmoil that ensued around the world. These events present increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure as of December 31, 2009, see Note 22 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part II, Item 8.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction processing systems may experience service interruptions as a result of process or other technology malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists and hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, in certain circumstances, we could be exposed to damage claims, which, if upheld, could materially and adversely affect our profitability. In addition, any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which in turn could have a material adverse impact on our transaction volumes, revenue and future growth prospects, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeit or other fraud. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards could lead to regulatory intervention, such as mandatory card re-issuance, adoption of new technologies or enhanced security requirements, and damage to our reputation and financial damage to our brands, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which could reduce our revenue and income or limit our future growth.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes or by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our operations outside of the United States.

During 2009, approximately 54.5% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies) where the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

Any acquisitions or strategic investments that we make could disrupt our business and harm our financial condition.

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. As of February 11, 2010, we had 110,441,542 outstanding shares of Class A common stock of which 13,496,933 shares were owned by The MasterCard Foundation (the “Foundation”). Under the terms of the donation, the Foundation may sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. However, the Foundation has obtained permission from the Canadian tax authorities to defer its annual disbursement requirement for up to ten years and meet its total deferred disbursement obligations at the end of the ten-year period. Despite this permission to defer annual disbursements, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. In addition, the Foundation will be permitted to sell all of the remaining shares held by it starting twenty years and eleven months after the consummation of the IPO.

In addition, our amended and restated certificate of incorporation provides that holders of our Class B common stock would be eligible, through “conversion transactions” in amounts and at times to be designated by the Company, to convert their shares of Class B common stock into shares of our Class A common stock on a one-for-one basis for subsequent transfer or sale to an eligible holder, subject to annual aggregate amounts and other limits. The Company has completed four such voluntary conversion programs, including one program in 2009. After May 31, 2010, holders of our Class B common stock will have the option to convert all of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis for subsequent sale to the public, without aggregate amounts or similar limitations. All of the shares of Class A common stock issuable upon conversion of such shares will be freely tradable without restriction or registration under the Securities Act of 1933, as amended, by persons other than our affiliates. These future sales, or the perception that such sales may occur, could depress the market price of our Class A common stock.

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

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation, regulation or legislative activity;

•	potential acquisitions by us of other companies; and

•	developments in our industry.

There are terms in our charter documents and under Delaware law that could be considered anti-takeover provisions or could have an impact on a change in control.

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

The Foundation owns 13,496,933 shares of Class A common stock, representing, as of February 11, 2010, approximately 12% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements starting on the fourth anniversary of the IPO. The directors of the Foundation are required to be independent of us and our members. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2009, MasterCard and its subsidiaries owned or leased 98 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. For more information on Winghaven, see Note 15 (Consolidation of Variable Interest Entity) to the consolidated financial statements included in Part II, Item 8. Our leased properties in the United States are located in 10 states, Puerto Rico and in the District of Columbia. We also lease and own properties in 47 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings

Refer to Notes 19 (Obligations Under Litigation Settlements) and 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock commenced trading on the New York Stock Exchange under the symbol “MA” on May 25, 2006. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2009 and 2008, as reported by the New York Stock Exchange. At February 11, 2010, the Company had 42 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers.

2009	High	Low
First Quarter	$171.41	$117.06
Second Quarter	188.77	149.34
Third Quarter	225.83	158.57
Fourth Quarter	259.00	196.95

2008	High	Low
First Quarter	$230.35	$160.82
Second Quarter	320.30	219.85
Third Quarter	290.96	150.60
Fourth Quarter	184.30	113.05

There is currently no established public trading market for our Class B common stock or Class M common stock. There were approximately 677 holders of record of our Class B common stock as of February 11, 2010. There were approximately 1,846 holders of record of our Class M common stock as of February 11, 2010

Dividend Declaration and Policy

During the years ended December 31, 2009 and 2008, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

2009	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

2008	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

In addition, on February 10, 2010, we paid quarterly cash dividends of $0.15 per share on our Class A common stock and Class B common stock for the first quarter of the year ending December 31, 2010. Also, on February 2, 2010, our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on May 10, 2010 to holders of record on April 9, 2010, of our Class A common stock and Class B common stock for the second quarter of the year ending December 31, 2010.

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

Item 6.    Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8. The statement of operations data presented below for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and Notes thereto included in Part II, Item 8.

	Year Ended December 31,
	2009	2008	2007		2006		2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues, net	$5,098,684	$4,991,600	$4,067,599		$3,326,074		$2,937,628
Total operating expenses	2,838,576	5,526,105	2,959,487		3,096,579		2,544,444
Operating income (loss)	2,260,108	(534,505)	1,108,112		229,495		393,184
Net income (loss) attributable to MasterCard	1,462,532	(253,915)	1,085,886		50,190		266,719
Basic earnings (loss) per share	11.19	(1.94)[2]	7.98	[2]	0.37	[2]	1.98	1,[2]
Diluted earnings (loss) per share	11.16	(1.94)[2]	7.96	[2]	0.37	[2]	1.98	1,[2]

Balance Sheet Data:
Total assets	$7,470,279	$6,475,849	$6,260,041		$5,082,470		$3,700,544
Long-term debt	21,598	19,387	149,824		229,668		229,489
Obligations under litigation settlements, long-term	263,236	1,023,263	297,201		359,640		415,620
Equity	3,511,867	1,931,975 [3]	3,031,927	[3]	2,368,979	[3]	1,173,768	[3]
Cash dividends declared per share	0.60	0.60	0.60		0.18		—

[1]

In connection with the ownership and governance transaction completed in 2006 and as more fully described in Note 16 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8, our shares were reclassified and accordingly our 2005 earnings per share (“EPS”) was retroactively restated in the financial statements.

[2]

As more fully described in Note 1 (Summary of Significant Accounting Policies) and Note 2 (Earnings (Loss) Per Share) to the consolidated financial statements included in Part II, Item 8, on January 1, 2009, a new accounting standard was adopted related to EPS which required retrospective adjustment of EPS for the years ended December 31, 2008 and prior.

[3]

As more fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8, on January 1, 2009, a new accounting standard was adopted related to non-controlling interests, previously referred to as minority interest, which required retrospective adjustment to Equity for the years ended December 31, 2008 and prior.

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

•

Effective income tax rate—The income tax impacts associated with litigation settlements have been excluded to provide a comparison of the effective income tax rate associated with ongoing operations of the business. See “—Income Taxes” for a table which provides a reconciliation of the effective income tax rate excluding litigation settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

Overview

MasterCard is a leading global payment solutions company that provides a variety of services in support of the credit, debit and related payment programs of approximately 23,000 financial institutions and other entities that are our customers. We develop and market payment solutions, process payment transactions, and provide support services to our customers and, depending upon the service, to merchants and other clients. We manage a family of well-known, widely accepted payment card brands, including MasterCard®, MasterCard Electronic™, Maestro® and Cirrus®, which we license to our customers. As part of managing these brands, we also establish and enforce rules and standards surrounding the use of our payment card network. We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity on the cards that carry our brands. Cardholder and merchant relationships are managed principally by our customers. Accordingly, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards that carry our brands.

We recorded net income of $1.5 billion, or $11.16 per diluted share, in 2009 versus a net loss of $254 million, or ($1.94) per diluted share, in 2008 and net income of $1.1 billion, or $7.96 per diluted share, in 2007. As of December 31, 2009, our liquidity and capital positions remained strong, with $2.9 billion in cash and cash equivalents and current available-for-sale securities and $3.5 billion in equity. In addition, we generated cash flows from operations of $1.4 billion in the year ended December 31, 2009.

Our net revenues increased 2.1% in 2009, primarily due to increased transactions, pricing changes and increases in the volume of activity on cards carrying our brands, partially offset by approximately 1.8 percentage points relating to the U.S. dollar average exchange rates strengthening versus the euro and Brazilian real average exchange rates. Historically, we experienced greater growth in net revenues than the revenue growth in 2009. Revenue growth in 2008 was 22.7%.

Our lower revenue growth rate primarily reflects the impact of the present global economic environment, which is negatively affecting our customers and their cardholders. Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced in 2009 by recessionary environments and rising unemployment, have impacted and may continue to impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. Our volumes are impacted by the number of transactions and the dollar amount of each transaction. During 2009, our processed transactions increased 6.9%; however, our volumes only increased 1.4% on a local currency converted basis and therefore the average amount per transaction declined. In 2009, volume-based revenues (domestic assessments and cross-border volume fees) decreased compared to 2008 and transaction-based revenues (transaction processing fees) increased in 2009. During 2008, our processed transactions increased 11.7% and volumes on a local currency basis increased 10.9%.

During 2009, net pricing actions contributed approximately 6 percentage points to our net revenue growth. These net pricing actions included price increases in April 2009 and October 2009 partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission. Overall, revenue growth was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity and an increase to cross-border rebates to encourage certain behaviors of customers. Rebates and incentives as a percentage of gross revenues were 24.1%, 22.7% and 24.6% in 2009, 2008 and 2007, respectively.

Our operating expenses decreased 48.6% in 2009, compared to 2008, primarily due to lower litigation settlements. Excluding the impact of special items specifically identified in the reconciliation table included in “—Operating Expenses”, operating expenses declined 6.9% in 2009 compared to 2008. In 2009, we realigned our resources and implemented contingency plans in response to the current global economic and business environment. General and administrative expenses decreased 3.1% in 2009 due to lower expenses for professional fees and travel, partially offset by increased personnel expenses as a result of severance costs incurred related to the realignment of our resources. Advertising and marketing expenses declined 19.2% in 2009 due to reduced spending on sponsorship and promotional activities reflecting cost management initiatives and market realities.

Our ratios of operating income (loss) as a percentage of net revenues, or operating margins, were 44.3% in 2009 versus (10.7%) in 2008 and 27.2% in 2007. Excluding the impact of special items, our operating margins were 44.5% in 2009, versus 39.0% in 2008 and 27.3% in 2007.

Other income (expense) varies depending on activities not core to our operations. In 2009, we did not have significant activity comparable to gains realized in 2008 and 2007.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as payment card transactions, creates significant opportunities for the growth of our business over the longer term. See “—Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. Revenue generated in the United States was approximately 45.5%, 47.2% and 49.7% of total revenues in 2009, 2008 and 2007, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 continued to impact the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have continued to be significantly impacted by this economic turmoil, and it is also impacting other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively impacted, or the Company may be impacted, in several ways, including but not limited to the following:

•

Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to change.

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

•

Government intervention and/or investments in our customers may have potential negative effects on our business with those banking institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.

•

Our customers may default on their settlement obligations. See Note 22 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part II, Item 8 for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 21 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Part II, Item 8, for a discussion of global interchange proceedings.

Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent, quick-service/low value, commercial/small business, debit, prepaid and issuer and acquirer processor services), pursuing domestic processing opportunities throughout the world, enhancing our merchant relationships, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We also intend to pursue incremental payment processing opportunities throughout the world. We are committed to providing our customers with coordinated services through integrated and dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long term, we believe that we can increase our volume of business with customers over time.

Financial Results

As part of a review of its presentation of certain financial information, during 2009, the Company: (1) modified its presentation of details of the Company’s major revenue categories included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) section of filings with the U.S. Securities and Exchange Commission (the “SEC”) and (2) reclassified certain cardholder-related enhancement expenses. In each case, the Company’s intent was to better align such information with the way in which management views the underlying drivers of the business and analyzes the Company’s results of operations. The modifications to the presentation within the MD&A of the detail of the Company’s revenue categories did not result in any changes to the Company’s historical financial statements and had no effect on the overall calculation of net revenue presented in the financial statements. The reclassification of certain cardholder-related enhancement expenses did not result in any impact to the Company’s overall operating expenses. See “—Operating Expenses” for more information.

Our operating results for the years ended December 31, 2009, 2008 and 2007, are as follows:

	For the Years Ended December 31,				Percent Increase (Decrease)
	2009	2008	2007		2009	2008
	(In millions, except per share, percentages and GDV amounts)
Revenues, net	$5,099	$4,992	$4,068		2.1%	22.7%
General and administrative	1,935	1,997	1,857		(3.1)%	7.5%
Advertising and marketing	755	935	1,002		(19.2)%	(6.7)%
Litigation settlements	7	2,483	3		(99.7)%	* * %
Depreciation and amortization	141	112	98		26.2%	14.7%

Total operating expenses	2,839	5,526	2,959		(48.6)%	86.7%

Operating income (loss)	2,260	(535)	1,108		522.8%	(148.2)%
Total other income (expense)	(42)	151	563		(127.8)%	(73.1)%

Income (loss) before income taxes	2,218	(383)	1,671		678.8%	(122.9)%
Income tax expense (benefit)	755	(129)	586		684.3%	(122.1)%

Net income (loss)	1,463	(254)	1,086		676.0%	(123.4)%
Income attributable to non-controlling interests	—	—	—		**	**

Net Income (Loss) Attributable to MasterCard	$1,463	$(254)	$1,086		676.0%	(123.4)%

Basic Earnings (Loss) per Share[1]	$11.19	$(1.94)[1]	$7.98	[1]	676.8%	(124.3)%
Basic Weighted Average Shares Outstanding	130	130	135		(0.2)%	(3.5)%
Diluted Earnings (Loss) per Share[1]	$11.16	$(1.94)[1]	$7.96	[1]	675.3%	(124.4)%
Diluted Weighted Average Shares Outstanding	130	130	135		0.1%	(3.7)%
Effective income tax rate	34.1%	33.7%	35.0%		**	**
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$2,454	$2,537	$2,273		(3.3)%	11.6%
Processed transactions[2]	22,410	20,954	18,752		6.9%	11.7%

*	Note that figures in the above table may not sum due to rounding.
**	Not meaningful.

[1]

As more fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8, on January 1, 2009, a new accounting standard related to the EPS effects of instruments granted in share-based payment transactions became effective for the Company resulting in the retrospective adjustment of EPS for prior periods.

[2]

Data represents all transactions processed by MasterCard, including PIN-based online debit transactions, regardless of brand. The numbers were updated in 2009 to exclude a small number of certain processed transactions initiated with cards that do not bear our brands. All prior period data has been revised to be consistent with this revised methodology. Revenue was not impacted by these changes.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For 2009 as compared to 2008, the U.S. dollar average exchange rates strengthened against the euro and Brazilian real, which resulted in lower revenues and expenses. For 2008 as compared to 2007, the U.S. dollar weakened against the euro and Brazilian real, which increased revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV on a U.S. dollar converted basis is compared to GDV on a local currency basis. In 2009 and 2008, GDV on a U.S. dollar converted basis declined 3.3% and increased 11.6%, respectively, versus GDV growth on a local currency basis of 1.4% and 10.9%, respectively.

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

We process transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and Australia.

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

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and is calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

•	Transaction Switching—Authorization, Clearing and Settlement.

a.	Authorization refers to a process in which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or other on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules. MasterCard’s rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. Fees for authorization are primarily paid by issuers.

b.	Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. Fees for clearing are primarily paid by issuers.

c.	Settlement refers to facilitating the exchange of funds between parties. Fees for settlement are primarily paid by issuers.

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

•	The Company also charges for a variety of other payment-related services, including compliance and penalty fees, account and transaction enhancement services, holograms and publications.

Rebates and incentives (contra-revenue):    Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue in the same period that performance occurs. Performance periods vary depending on the type of rebate or incentive, including commitments to the agreement term, hurdles for volumes, transactions or issuance of new cards and the launch of new programs or the execution of marketing programs. Rebates and incentives are calculated based on estimated performance, the timing of new and renewed agreements and the terms of the related business agreements.

Revenue Analysis

In 2009 and 2008, gross revenues grew 4.0% and 19.8%, respectively. Revenue growth in 2009 was primarily due to changes in pricing, increased transactions and increases in the volume of activity on cards carrying our brands, partially offset by unfavorable foreign currency exchange impacts. The revenue growth in 2008 was the result of increased transactions and GDV, as well as price increases and currency fluctuation. Rebates and incentives as a percentage of gross revenues were 24.1%, 22.7% and 24.6% in 2009, 2008 and 2007, respectively. Our net revenues in 2009 and 2008 increased 2.1% and 22.7% versus 2008 and 2007, respectively.

Pricing changes increased net revenues by approximately 6 percentage points in 2009. The price increases primarily related to increases to transaction processing fees in April 2009 and cross-border volume fees in October 2009. The net price change include approximately 1 percentage point decrease relating to an increase in cross-border rebates to encourage certain behaviors of customers and approximately 1 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information.

A significant portion of our revenue is concentrated among our five largest customers. In 2009, the net revenues from these customers were approximately $1.4 billion, or 28%, of total net revenues. The loss of any of these customers or their significant card programs could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

The significant components of our revenues were as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2009	2008
	(In millions, except percentages)
Domestic assessments	$2,382	$2,386	$2,099	$(4)	$287	(0.2)%	13.7%
Cross-border volume fees	1,509	1,547	1,180	(38)	367	(2.5)%	31.1%
Transaction processing fees	2,042	1,777	1,490	265	287	14.9%	19.3%
Other revenues	784	751	622	33	129	4.4%	20.7%

Gross revenues	6,717	6,461	5,391	256	1,070	4.0%	19.8%
Rebates and incentives (contra-revenues)	(1,618)	(1,469)	(1,324)	(149)	(145)	10.1%	11.0%

Net revenues	$5,099	$4,992	$4,068	$107	$924	2.1%	22.7%

*	Note that figures in the above table may not sum due to rounding.

Domestic assessments—There was a decrease in domestic assessments of 0.2% in 2009, as compared to a 13.7% increase in 2008. These variances were due to:

•

GDV increased 1.4% during 2009, when measured in local currency terms, and declined 3.3% when measured on a U.S. dollar-converted basis, versus 2008. In 2008, GDV increased 10.9% when measured in local currency terms, and 11.6% when measured on a U.S. dollar-converted basis, versus 2007.

•

The impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars contributed approximately 2 percentage points to the decrease in 2009 and 2 percentage points to the increase in 2008.

The decrease in 2009 was partially offset by pricing changes implemented in April 2009 and October 2008. These price changes favorably impacted domestic assessments in 2009 by approximately 4 percentage points, of which approximately 1 percentage point was associated with certain October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information.

Cross-border volume fees—There was a decrease in cross-border volume fees of 2.5% in 2009, as compared to a 31.1% increase in 2008. These variances were due to:

•

Cross-border volumes increased 0.3% in 2009, when measured in local currency terms, and decreased 6.0%, when measured on a U.S. dollar-converted basis. In 2008, cross-border volumes increased 16.6%, when measured in local currency terms, and 19.0%, when measured on a U.S. dollar-converted basis.

•

The impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars contributed approximately 2 percentage points to the decrease in 2009. In 2008, the impact contributed approximately 3 percentage points to the increase.

The decrease in 2009 was partially offset by approximately 7 percentage points relating to pricing changes. During 2009, the cross-border pricing actions also included an increase to cross-border rebates as discussed in the rebates and incentives discussion below. In addition, approximately 1 percentage point of the 7 percentage point pricing increase was associated with certain pricing changes implemented in October 2008 and repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information. The increase in 2008 included approximately 21 percentage points of pricing changes related to acquiring cross-border volumes.

Transaction processing fees—The increases in transaction processing fees of 14.9% and 19.3% during 2009 and 2008, respectively, were due to:

•	Pricing changes which represented approximately 8 percentage points of the increase in 2009.

•	Processed transactions increased 6.9% and 11.7% during 2009 and 2008, respectively.

•

The impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars offset the 2009 increase by approximately 2 percentage points. In 2008, the impact contributed approximately 2 percentage points to the increase.

Other revenues—The increases in 2009 and 2008 of 4.4% and 20.7%, respectively, were offset by approximately 1 percentage point and contributed approximately 2 percentage points to the increase, respectively, for the impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars. Additionally:

•

In 2009 compared to 2008, there were increased fees for compliance and penalty fees, implementation fees, cardholder services fees and fraud products and services partially offset by a decline in consulting and research fees.

•	In 2008 compared to 2007, there were increased fees for account and transaction enhancement services and cardholder service fees.

Rebates and incentives—Rebates and incentives increased 10.1% in 2009 and 11.0% in 2008. Rebates and incentives as a percentage of gross revenues were 24.1%, 22.7% and 24.6% in 2009, 2008 and 2007, respectively. The amount of rebates and incentives increased due to the following:

•

Greater rebates and incentives for certain new and renewed agreements, some of which included shorter performance periods for specific customers. We intend to continue to enter into and maintain business agreements with certain customers and merchants that provide rebates and incentives.

•

In 2009, cross-border pricing actions included an increase to a cross-border rebate to encourage certain behaviors of our customers. The increase in this cross-border rebate contributed approximately 3 percentage points to the increase in rebates and incentives.

•

The impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars offset the increase by approximately 1 percentage point and contributed 1 percentage point to the increase in 2009 and 2008, respectively.

These increases were partially offset by:

•	Reduced estimates for rebates and incentives for certain customers which did not achieve contractual performance hurdles.

•	In 2009, lower cross-border rebates due to a decline in cross-border volume growth and less marketing activity with merchants.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. During 2009, the Company reclassified certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit programs, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $83 million and $79 million of these expenses have been reclassified in 2008 and 2007, respectively, to conform to the 2009 presentation.

Operating expenses decreased approximately $2.7 billion and increased $2.6 billion in 2009 and 2008, respectively. These changes in operating expenses are primarily due to the settlements of lawsuits in 2008. In addition, in 2009, we initiated resource realignment programs, which increased personnel costs due to severance-related expenses, and implemented contingency plans, which reduced certain other operating expenses. The following table compares and reconciles operating expenses, excluding litigation settlements (“Special Items”), which is a non-GAAP financial measure to the operating expenses including litigation settlements, which is the most directly comparable GAAP measurement. Management believes this analysis may be helpful in evaluating ongoing operating expenses and allows for a more meaningful comparison between periods.

	For the year ended December 31, 2009			For the year ended December 31, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) Non-GAAP
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP
	(In millions, except percentages)
General and administrative	$1,935	$—	$1,935	$1,997	$—	$1,997	(3.1)%	(3.1)%
Advertising and marketing	755	—	755	935	—	935	(19.2)%	(19.2)%
Litigation settlements	7	(7)	—	2,483	(2,483)	—	* *	—
Depreciation and amortization	141	—	141	112	—	112	26.2%	26.2%

Total operating expenses	$2,839	$(7)	$2,831	$5,526	$(2,483)	$3,043	(48.6)%	(6.9)%

Total operating expenses as a percentage of net revenues	55.7%		55.5%	110.7%		61.0%

	For the year ended December 31, 2008			For the year ended December 31, 2007			Percent Increase (Decrease) Actual	Percent Increase (Decrease) Non-GAAP
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP
	(In millions, except percentages)
General and administrative	$1,997	$—	$1,997	$1,857	$—	$1,857	7.5%	7.5%
Advertising and marketing	935	—	935	1,002	—	1,002	(6.7)%	(6.7)%
Litigation settlements	2,483	(2,483)	—	3	(3)	—	* *	—
Depreciation and amortization	112	—	112	98	—	98	14.7%	14.7%

Total operating expenses	$5,526	$(2,483)	$3,043	$2,959	$(3)	$2,956	86.7%	2.9%

Total operating expenses as a percentage of net revenues	110.7%		61.0%	72.8%		72.7%

*	Note that figures in the above tables may not sum due to rounding.
**	Not meaningful, see “—Litigation Settlements” for more information.

General and Administrative

The major components of general and administrative expenses are as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2009	2008
	(In millions, except percentages)
Personnel	$1,365	$1,290	$1,156	$75	$134	5.8%	11.6%
Professional fees	158	217	220	(59)	(3)	(27.2)%	(1.4)%
Telecommunications	69	78	71	(9)	7	(11.5)%	9.9%
Data processing	86	78	63	8	15	10.3%	23.8%
Travel and entertainment	44	87	106	(43)	(19)	(49.4)%	(17.9)%
Other	213	247	241	(34)	6	(13.8)%	2.5%

General and administrative expenses	$1,935	$1,997	$1,857	$(62)	$140	(3.1)%	7.5%

*	Note that figures in the above table may not sum due to rounding.

•

Personnel expense increased 5.8% and 11.6% in 2009 and 2008, respectively. Personnel expense increased in 2009 primarily due to higher costs for severance and pension. Personnel expense includes $139 million, $33 million and $21 million for severance-related charges in 2009, 2008 and 2007, respectively. The increased severance costs in 2009 were the result of realignment of our resources and were partially offset by lower contractor costs and reduced payroll costs due to reduced staffing levels. The increased pension costs were primarily due to lower investment returns in 2008. Personnel expense increased in 2008 primarily due to higher costs for new personnel, salary increases and higher contractor costs.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees decreased 27.2% in 2009 versus 2008 due to lower legal fees associated with the settlement of two significant legal cases during 2008 and decreased usage of third-party consulting services. Professional fees decreased slightly in 2008 versus 2007 primarily due to lower legal fees.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•	Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. In 2009 and 2008, these expenses decreased as a result of cost containment initiatives.

•

Other includes rental expense for our facilities, foreign exchange gains and losses, charges for impairment of assets and other miscellaneous administrative expenses. The decrease in 2009 was primarily driven by favorable fluctuations in foreign exchange rates partially offset by charges for impairment of assets. The increase in 2008 was primarily driven by unfavorable fluctuations in foreign exchange rates and higher rent for office facilities. During 2007, the Company made a $20 million cash donation to The MasterCard Foundation.

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

Advertising and marketing expenses decreased $179 million and $67 million, or 19.2% and 6.7%, in 2009 and 2008, respectively. The decreases in 2009 and 2008 were primarily due to cost management initiatives and market realities. Additionally, the impact of foreign currency relating to the translation of amounts from our functional currencies to U.S. dollars contributed approximately 2 percentage points to the decrease in 2009 and offset approximately 2 percentage points of the decrease in 2008. In 2008 and 2007, our advertising and marketing activities supported multiple sponsorships and the timing of certain advertising and marketing expenses varied due to their relationship to specific sponsorships or promotions. During 2007, we reached an agreement to discontinue our sponsorship of the 2010 and 2014 World Cup soccer events. See Note 25 (Other Income) to the consolidated financial statements included in Part II, Item 8 for further discussion of this settlement agreement.

Litigation Settlements

Expense for litigation settlements was $7 million, $2.5 billion and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for information on litigation settlements.

In 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement with Discover (the “Discover Settlement”) relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation among the parties for a total of $2.8 billion. Previously, MasterCard and Visa entered into a judgment sharing agreement. In accordance with the terms of the judgment sharing agreement, MasterCard’s share of the Discover Settlement was $863 million, which was paid to Discover in November 2008. Additionally, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008, pursuant to a separate agreement. The net pre-tax expense of $828 million was recorded in litigation settlements in 2008.

Also in 2008, MasterCard entered into a settlement agreement with American Express which ended all existing litigation between American Express and MasterCard (the “American Express Settlement”). Under the terms of the American Express Settlement, beginning on September 15, 2008, MasterCard is required to pay American Express up to $150 million each quarter for 12 quarters, payable in cash on the 15th day of the last month of each quarter, for a maximum amount of $1.8 billion. The charge is based on MasterCard’s assumption that American Express will achieve certain financial performance hurdles. The quarterly payments will be in an amount equal to 15% of American Express’ United States Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion, pre-tax, in 2008.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and recorded a pre-tax charge of $721 million consisting of (i) the monetary amount of the U.S. Merchant Lawsuit Settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. Merchant Lawsuit Settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. Merchant Lawsuit Settlement agreement by the court and other factors. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plaintiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard agreed to make a prepayment of its remaining $400 million in payment obligations at a discounted amount of $335 million. The Company paid $335 million on September 30, 2009, in accordance with the Prepayment Agreement.

We recorded liabilities for these and certain other litigation settlements in 2009 and prior years. Total liabilities for litigation settlements changed from December 31, 2007, as follows:

(In millions)
Balance as of December 31, 2007	$404
Provision for Discover Settlement	863
Provision for American Express Settlement	1,649
Provision for other litigation settlements	6
Interest accretion on U.S. Merchant Lawsuit Settlement	33
Interest accretion on American Express Settlement	44
Payments on American Express Settlement	(300)
Payments on Discover Settlement	(863)
Payment on U.S. Merchant Lawsuit Settlement	(100)
Other payments and accretion	(1)

Balance as of December 31, 2008	1,736
Interest accretion on U.S. Merchant Lawsuit Settlement	21
Interest accretion on American Express Settlement	66
Payments on American Express Settlement	(600)
Payment on U.S. Merchant Lawsuit Settlement	(335)
Gain on prepayment of U.S. Merchant Lawsuit Settlement	(14)
Other payments, accruals and accretion, net	(4)

Balance as of December 31, 2009	$870

*	Note that table may not sum due to rounding.

Depreciation and Amortization

Depreciation and amortization expenses increased $29 million and $14 million in 2009 and 2008, respectively. The increases in depreciation and amortization expense were primarily due to increased investments in data center equipment, capitalized software and leasehold and building improvements. Additionally, in 2009 the increase included depreciation on the Company’s global technology and operations center, which was acquired under a capital lease arrangement. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. The components of Other income (expense) for the years ended December 31, 2009, 2008 and 2007 were as shown below:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2009	2008
	(In millions, except percentages)
Investment income, net	$58	$183	$530	$(125)	$(347)	(68.5)%	(65.5)%
Interest expense	(115)	(104)	(57)	(12)	(46)	11.1%	80.9%
Other income (expense), net	15	72	90	(57)	(18)	(78.7)%	(20.2)%

Total other income (expense)	$(42)	$151	$563	$(193)	$(412)	(127.8)%	(73.1)%

*	Note that table may not sum due to rounding

•

Investment income decreased $125 million and $347 million in 2009 and 2008, respectively. The decreases were primarily due to lower interest income as a result of lower interest rates than in the prior years and realized gains from the sale of the Company’s RedeCard S.A. investment. The Company sold 22% and 78% of its shares of common stock in RedeCard S.A., and realized gains of $86 million and $391 million, in 2008 and 2007, respectively.

•

Interest expense increased $12 million and $46 million in 2009 and 2008, respectively. The increases were primarily due to interest accretion associated with the American Express Settlement partially offset by lower interest accretion on the U.S. Merchant Lawsuit Settlement in 2009 and 2008. Additionally, in 2008 there was higher interest expense on uncertain tax positions.

•

Other income in 2009 included a gain of approximately $14 million on the prepayment of the Company’s remaining obligation on the U.S. Merchant Lawsuit Settlement. A $75 million gain related to the termination of a customer business agreement was recognized in 2008 and a $90 million settlement gain with the organization that operates the World Cup soccer events was recognized in 2007. See Note 25 (Other Income) to the consolidated financial statements included in Part II, Item 8 for additional discussion.

Income Taxes

The effective income tax rate for the years ended December 31, 2009, 2008 and 2007 was 34.1%, 33.7% and 35.0%, respectively. The primary cause of the changes in the effective rates was due to the litigation settlement charges recorded in 2008, which resulted in a pretax loss in a higher tax jurisdiction and pretax income in lower tax jurisdictions. In addition, deferred tax assets were remeasured and reduced by $15 million and $21 million in 2009 and 2008, respectively, due to changes in our state effective tax rate. As a result of the remeasurements, our income tax expense was increased for the same amounts.

The components impacting the effective income tax rates as compared to the U.S. federal statutory tax rate of 35.0% are as follows:

	For the years ended December 31,
	2009		2008		2007
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
	(In millions, except percentages)
Income (loss) before income tax expense	$2,218		$(383)		$1,671
Federal statutory tax	$776	35.0%	$(134)	35.0%	$585	35.0%
State tax effect, net of federal benefit	25	1.1	11	(2.9)	28	1.6
Foreign tax effect, net of federal benefit	(22)	(1.0)	2	(0.5)	(12)	(0.7)
Non-deductible expenses and other differences	(18)	(0.8)	2	(0.7)	(3)	(0.2)
Tax exempt income	(6)	(0.3)	(10)	2.8	(12)	(0.7)

Income tax expense (benefit)	$755	34.1%	$(129)	33.7%	$586	35.0%

*	Note that table may not sum due to rounding

The Company’s GAAP effective income tax rate for 2008 was significantly affected by the tax benefits related to the charges for the Discover Settlement and the American Express Settlement. Due to the non-recurring nature of these items, the Company believes that the calculation of the 2008 effective tax rate, excluding the impacts of the Discover Settlement and the American Express Settlement, will be helpful in comparing effective tax rates for 2009, 2008 and 2007.

	GAAP effective tax rate calculation
	2009	2008	2007
	(In millions, except percentages)
Income (loss) before income taxes	$2,218	$(383)	$1,671
Income tax expense (benefit)[1]	755	(129)	586

Net income (loss)	$1,463	$(254)	$1,086

Effective tax rate	34.1%	33.7%	35.0%

	Non-GAAP effective tax rate calculation
	2009	2008	2007
	(In millions, except percentages)
GAAP income (loss) before income taxes	$2,218	$(383)	$1,671
Litigation settlements	7	2,483	3

Non-GAAP income before income taxes	$2,225	$2,100	$1,674

Income tax expense (benefit)[1]	755	(129)	586
Impact of litigation settlements on income tax expense (benefit)	(2)	(941)	(1)

Non-GAAP income tax expense	758	812	587

Non-GAAP net income	$1,467	$1,288	$1,087

Non-GAAP effective tax rate	34.1%	38.7%	35.0%

*	Note that figures in the above table may not sum due to rounding.
[1]	The 2008 litigation settlements will be deductible in future periods as payments are made and are therefore considered in the calculation of non-GAAP income tax expense.

During 2009, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $17 million. The decrease in the Company’s unrecognized tax benefits for 2009 is primarily due to changes in judgment related to prior year tax positions, as well as from the effective settlement of examinations with the IRS. As of December 31, 2009, the Company’s unrecognized tax benefits related to positions taken during the current and prior periods was $146 million, all of which would reduce the Company’s effective tax rate if recognized.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At December 31, 2009 and 2008, we had $2.9 billion and $2.1 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our equity was $3.5 billion and $1.9 billion as of December 31, 2009 and 2008, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A, Note 19 (Obligations Under Litigation Settlements) and Note 21 (Legal and Regulatory Proceedings) to the Consolidated Financial Statements included in Part II, Item 8 and “—Business Environment” in Part II, Item 7 for additional discussion of these and other risks facing our business.

	2009	2008	2007	Percent Increase (Decrease)
				2009	2008
		(In millions, except percentages)
Cash Flow Data:
Net cash provided by operating activities	$1,378	$413	$770	233.5%	(46.3)%
Net cash provided by (used in) investing activities	(664)	202	315	(429.4)%	(36.0)%
Net cash used in financing activities	(185)	(751)	(658)	75.4%	(14.3)%
Balance Sheet Data:
Current assets	$5,003	$4,312	$4,592	16.0%	(6.1)%
Current liabilities	3,167	2,990	2,363	5.9%	26.5%
Long-term liabilities	791	1,553	865	(49.1)%	79.5%
Equity	3,512	1,932	3,032	81.8%	(36.3)%

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2009 was $1.4 billion, compared to $413 million and $770 million in 2008 and 2007, respectively. In 2009, cash from operations was primarily due to operating income, collections of accounts receivable and income taxes receivable and increases in accrued expenses for personnel and advertising costs, partially offset by approximately $946 million in litigation settlement payments. In 2008, cash from operations resulted from an increase of $2.5 billion in litigation settlement obligations, partially offset by $1.3 billion in payments for litigation settlements and increases in accounts receivable and income taxes receivable. In 2007, cash from operations was primarily due to operating income less the realized pre-tax gain on the sale of shares of common stock in RedeCard S.A. which is classified as an investing activity.

Net cash used by investing activities in 2009 primarily related to expenditures for our global network and net purchases of investment securities. Net cash provided by investing activities in 2008 primarily related to net sales of investment securities, partially offset by expenditures for our payment card network and an acquisition of a business. In 2007, cash provided by investing activities was primarily due to the net sales of investment securities, including common shares of RedeCard S.A., partially offset by expenditures for our payment card network. We intend to continue to invest in our infrastructure to support our growing business and strategic initiatives.

The auction rate securities (“ARS”) market was illiquid as of December 31, 2009 and 2008 and therefore our ARS are classified as long-term available-for-sale securities. We had $212 million and $240 million of ARS, at amortized cost, as of December 31, 2009 and 2008, respectively. Although the ARS market is illiquid, issuer call and redemption activity occurred periodically during 2009 and 2008. See Note 5 (Investment Securities) to the consolidated financial statements included in Part II, Item 8 for more information.

Net cash used in financing activities in 2009, 2008 and 2007 included the payment of dividends and in 2009 and 2008 the repayment of $149 million and $80 million of debt, respectively. In addition, 2.8 million and 3.9 million shares of our Class A common stock acquired under share repurchase programs in 2008 and 2007 utilized approximately $650 million and $600 million, respectively. See Note 15 (Consolidation of Variable Interest Entity), Note 14 (Debt) and Note 16 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8 for more information on our debt repayments of $149 million and $80 million and the stock repurchases, respectively.

Dividends

On December 8, 2009, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 10, 2010 to holders of record on January 8, 2010 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20 million as of December 31, 2009.

On February 2, 2010, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 10, 2010 to holders of record on April 9, 2010 of our Class A common stock and Class B common stock. The aggregate amount needed for this dividend is estimated to be $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

Credit Availability

Moody’s Investors Service assigned issuer credit ratings of A3 long-term and P-2 short-term with a stable outlook for MasterCard Incorporated on September 9, 2009. Standard & Poor’s assigned counterparty credit ratings of BBB+ long-term and A-2 short-term with a stable outlook for MasterCard Incorporated and affirmed the counterparty credit ratings of BBB+ long-term and A-2 short-term with a stable outlook for MasterCard International on October 13, 2009. At MasterCard’s request, Standard & Poor’s has subsequently withdrawn ratings on MasterCard International. Our access to capital and liquidity has been sufficient with these ratings. Securities ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.

On November 4, 2009, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock or Class A common stock in one or more offerings.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2.5 billion through April 27, 2010 and then decrease to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at December 31, 2009 and December 31, 2008. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

On January 5, 2009, HSBC Bank plc (“HSBC”) notified the Company that, effective December 31, 2008, it had terminated an uncommitted credit agreement totaling 100 million euros between HSBC and MasterCard Europe sprl. There was no borrowing under this facility at December 31, 2008.

Future Obligations

The following table summarizes our obligations as of December 31, 2009 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing balances of cash and cash equivalents.

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(In millions)
Capital leases[1]	$52	$7	$8	$37	$—
Operating leases[2]	101	26	33	19	23
Sponsorship, licensing and other[3,4]	496	261	214	18	3
Litigation settlements[5]	910	606	304	—	—
Debt[6]	21	—	21	—	—

Total	$1,580	$900	$580	$74	$26

*	Note that totals in above table may not sum due to rounding.
[1]

Mostly related to certain property, plant and equipment. Capital lease for global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 8 (Property, Plant and Equipment) to the consolidated financial statements included in Part II, Item 8 for further discussion. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $598 million as of December 31, 2009 related to customer and merchant agreements.

[4]

Includes current liability of $10 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires six remaining quarterly payments of $150 million each.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at December 31, 2009 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Seasonality

The changes in the global economic environment during 2009 and 2008 impacted our historical trends experienced during the fourth quarter each year, which have included increased revenues and expenses related to end of the year activities. Our revenues depend heavily upon the overall level of consumer, business and government spending. Our lower revenue growth rates began in the fourth quarter 2008 and continued during 2009 and are primarily due to lower growth rates in purchase volumes and transactions than in the past. In addition, MasterCard implemented resource realignment and cost savings initiatives, with particular focus on personnel, travel expenditures and advertising, during 2009 and 2008. As our business and the economic environment continue to evolve, we expect new trends to emerge.

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
Revenue Recognition

Our domestic assessments require an estimate of our customers’ quarterly GDV or GEV to realize quarterly domestic assessments each quarter.

Our domestic assessments included an estimate representing 13% of total domestic assessments in each of 2009, 2008 and 2007 and 6%, 6% and 7% of total net revenues in 2009, 2008 and 2007, respectively.

Our revenue recognition policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part II, Item 8 of this Report.

Our customers’ GDV and GEV is estimated by using historical performance, transactional information accumulated from our systems and discussions with our customers.

Such estimates are subsequently validated against the GDV or GEV reported by our customers. Differences are adjusted in the period the customer reports.

If our customers’ actual performance is not consistent with our estimates of their performance, realized revenues may be materially different than initially estimated. Historically, our estimates have differed from the actual performance by less than 5% of the estimates on a quarterly basis.

Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer’s performance in a given period and according to the terms of the related customer agreements. Examples of the customer performance items requiring estimation include GDV or GEV, transactions, issuance of new cards, launch of new programs or the execution of marketing programs.

In addition, certain customer agreements include prepayment of rebates and incentives. Amortization of prepayments and other assets may be on straight-line basis over the life of the agreement or based on customer performance depending on the terms of the related customer agreements.

Our estimates of each customer’s performance are based on historical customer performance, transactional information accumulated from our systems and discussions with our customers.

Such estimates are subsequently validated by information reported by our customers. Differences are adjusted in the period the customer reports.

If our customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially estimated.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Note 19 (Obligations Under Litigation Settlements) and Note 21 (Legal and Regulatory Proceedings) to the consolidated financial statements in Part II, Item 8 of this Report, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Income Taxes

In calculating our effective tax rate, we need to make decisions regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions.	We have various tax filing positions, including the timing and amount of deductions, establishment of reserves for credits and audit matters and the allocation of income among various tax jurisdictions.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If we realize a deferred tax asset subject to a valuation allowance in excess of the deferred tax asset net of that valuation allowance or if we were unable to realize such a net deferred tax asset, an adjustment to the deferred tax asset would increase or decrease earnings, respectively, in the period.

We record tax liabilities for uncertain tax positions taken or to be taken on tax returns that may not be sustained or would only partially be sustained, upon examination by the relevant taxing authorities.	We considered all relevant facts and current authorities in the tax law in assessing whether an uncertain tax position was more likely than not to be sustained.	If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained, this would decrease or increase earnings in the period. In certain situations, the Company will have offsetting tax deductions or tax credits.

We do not record U.S. income tax expense for foreign earnings which we plan to reinvest to expand our international operations.	We considered business plans, planning opportunities, and expected future outcomes in assessing the needs for future expansion and support of our international operations.	If our business plans change or our future outcomes differ from our expectations, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
Asset Impairment Analyses

Prepaid Customer and Merchant Incentives

We prepay certain customer and merchant business incentives. In the event of customer or merchant business failure, these incentives may not have future economic benefits for our business.

Impairment analysis is performed quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The impairment analysis for each customer requires an estimation of our customer’s future performance and an assessment of the agreement terms to determine the future net cash flows expected from the customer agreement.

	Our estimates of customer performance are based on historical customer performance, discussions with our customer and our expectations for the future.	If events or changes in circumstances occur that we are not aware of, additional impairment charges related to our prepaid customer and merchant incentives may be incurred. The carrying value of prepaid customer and merchant incentives was $445 million at December 31, 2009.

Goodwill and Intangible Assets (excluding Capitalized Software)

We perform analyses of goodwill and intangible assets on an annual basis or sooner if indicators of impairment exist.

Goodwill and intangible assets are assigned to our reporting units. The fair value of each reporting unit is compared to the carrying value of the respective reporting unit. Our goodwill policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part II, Item 8 of this report.

	We utilized a weighted income and market approach for determining the fair values of our reporting units. Our significant valuation judgments included forecasting cash flows, selection of discount rates and selection of comparable companies. We used both internal and external data to make these judgments.	If market conditions or business conditions change in the future, we may be exposed to impairment charges associated with goodwill and/or intangible assets. The net carrying value of goodwill and intangible assets, excluding capitalized software, was $539 million, including $209 million of unamortizable customer relationships, as of December 31, 2009.

We determined that the majority of our customer relationships, which are intangible assets, have indefinite lives. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.	We used internal data regarding changes in our customer relationships and future cash flows to assess the indefinite life and assess fair value.	If a definite life is deemed to be more appropriate, it would require amortization of the customer relationships which would result in a decline of future net income.

Recent Accounting Pronouncements

Transfers of financial assets—In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company will adopt the new standard upon its effective date of January 1, 2010 and does not expect the impact of the adoption to be material to the Company’s financial position or results of operations.

Variable interest entities—In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The standard is effective beginning on January 1, 2010 and the Company does not expect the impact of the adoption to be material to the Company’s financial position or results of operations.

Revenue arrangements with multiple deliverables—In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company will adopt the revised accounting standard effective January 1, 2011 via prospective adoption. The Company is currently evaluating the requirements of the standard to determine the impact on the Company’s financial position or results of operations.

Improving fair value disclosures—In January 2010, fair value disclosure requirements were amended and will require incremental disclosures about instruments within the valuation categories used in the fair value measurements. The Company will adopt the guidance during 2010 and 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at December 31, 2009 as compared to December 31, 2008.

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

U.S. Dollar Functional Currency
(In millions)
	December 31, 2009		December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$38	$—	$293	$22
Commitments to sell foreign currency	50	(1)	154	12

Euro Functional Currency
(In millions)
	December 31, 2009		December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$16	$—	$—	$—
Commitments to sell foreign currency	45	—	66	—

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the typical one business day timeframe between setting the foreign exchange rates and clearing the financial transactions and by confining the supported settlement currencies to the U.S. dollar or one of 16 other transaction currencies. The remaining 136 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

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

				Maturity
		(In millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2009	No Contractual Maturity	2010	2011	2012	2013	2014	2015 and thereafter
Municipal bonds	fixed interest	$514	$—	$28	$97	$96	$120	$80	$93
Short-term bond funds	fixed/variable interest	310	310	—	—	—	—	—	—
Auction rate securities	variable interest	180	—	—	—	—	—	—	180

Total		$1,004	$310	$28	$97	$96	$120	$80	$273

				Maturity
		(In millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2008	No Contractual Maturity	2009	2010	2011	2012	2013	2014 and thereafter
Municipal bonds	fixed interest	$485		$16	$68	$112	$101	$89	$98
Short-term bond funds	fixed/variable interest	103	103	—	—	—	—	—	—
Auction rate securities	variable interest	192	—	—	—	—	—	—	192

Total		$780	$103	$16	$68	$112	$101	$89	$290

*	Note that amounts in the above table may not sum due to rounding

At December 31, 2009, we have a credit facility which provides liquidity in the event of material member settlement failures, settlement service operations and other operational needs. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. We had no borrowings at December 31, 2009 or 2008. See Note 14 (Debt) to the consolidated financial statements in Part II, Item 8 for additional information.

Equity Price Risk

The Company did not have significant equity price risk as of December 31, 2009 and 2008.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 18, 2010

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,055,439	$1,505,160
Investment securities, at fair value:
Available-for-sale	824,345	588,095
Municipal bonds held-to-maturity	—	154,000
Accounts receivable	536,472	639,482
Income taxes receivable	—	198,308
Settlement due from customers	459,173	513,191
Restricted security deposits held for customers	445,989	183,245
Prepaid expenses	313,253	213,612
Deferred income taxes	243,561	283,795
Other current assets	124,915	32,619

Total Current Assets	5,003,147	4,311,507
Property, plant and equipment, at cost (less accumulated depreciation of $303,759 and $278,269)	448,994	306,798
Deferred income taxes	264,237	567,567
Goodwill	309,228	297,993
Other intangible assets (less accumulated amortization of $422,338 and $377,570)	414,704	394,282
Auction rate securities available-for-sale, at fair value	179,987	191,760
Investment securities held-to-maturity	337,797	37,450
Prepaid expenses	327,884	302,095
Other assets	184,301	66,397

Total Assets	$7,470,279	$6,475,849

LIABILITIES AND EQUITY
Accounts payable	$290,414	$253,276
Settlement due to customers	477,576	541,303
Restricted security deposits held for customers	445,989	183,245
Obligations under litigation settlements (Note 19)	606,485	713,035
Accrued expenses	1,224,991	1,032,061
Short-term debt	—	149,380
Other current liabilities	121,676	118,151

Total Current Liabilities	3,167,131	2,990,451
Deferred income taxes	79,728	74,518
Obligations under litigation settlements (Note 19)	263,236	1,023,263
Long-term debt	21,598	19,387
Other liabilities	426,719	436,255

Total Liabilities	3,958,412	4,543,874
Commitments (Notes 18, 19 and 21)
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 116,534,029 and 105,126,588 shares issued and 109,793,439 and 98,385,998 outstanding, respectively	11	10
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 19,977,657 and 30,848,778 shares issued and outstanding, respectively	3	4
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,812 and 1,728 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,412,354	3,304,604
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250,000)	(1,250,000)
Retained earnings (accumulated deficit)	1,147,714	(236,100)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	211,860	175,040
Defined benefit pension and other postretirement plans, net of tax	(14,740)	(43,207)
Investment securities available-for-sale, net of tax	(3,442)	(22,996)

Total accumulated other comprehensive income	193,678	108,837

Total Stockholders’ Equity	3,503,760	1,927,355
Non-controlling interests	8,107	4,620

Total Equity	3,511,867	1,931,975

Total Liabilities and Equity	$7,470,279	$6,475,849

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenues, net	$5,098,684	$4,991,600	$4,067,599
Operating Expenses
General and administrative	1,934,974	1,996,512	1,856,920
Advertising and marketing	755,480	934,742	1,001,525
Litigation settlements	6,745	2,482,845	3,400
Depreciation and amortization	141,377	112,006	97,642

Total operating expenses	2,838,576	5,526,105	2,959,487

Operating income (loss)	2,260,108	(534,505)	1,108,112
Other Income (Expense)
Investment income, net	57,698	182,907	530,400
Interest expense	(115,109)	(103,600)	(57,277)
Other income (expense), net	15,354	71,985	90,197

Total other income (expense)	(42,057)	151,292	563,320

Income (loss) before income taxes	2,218,051	(383,213)	1,671,432
Income tax expense (benefit)	755,427	(129,298)	585,546

Net income (loss)	1,462,624	(253,915)	1,085,886
Income attributable to non-controlling interests	(92)	—	—

Net Income (Loss) Attributable to MasterCard	$1,462,532	$(253,915)	$1,085,886

Basic Earnings (Loss) per Share (Note 2)	$11.19	$(1.94)	$7.98

Basic Weighted Average Shares Outstanding (Note 2)	129,838	130,148	134,887

Diluted Earnings (Loss) per Share (Note 2)	$11.16	$(1.94)	$7.96

Diluted Weighted Average Shares Outstanding (Note 2)	130,232	130,148	135,153

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities
Net income (loss)	$1,462,624	$(253,915)	$1,085,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,377	112,006	97,642
Gain on sale of Redecard S.A. available-for-sale securities	—	(85,903)	(390,968)
Share based payments (Note 17)	88,430	60,970	58,213
Stock units withheld for taxes	(28,458)	(67,111)	(11,334)
Tax benefit for share based compensation	(39,025)	(47,803)	(15,430)
Impairment of assets	16,430	12,515	8,719
Accretion of imputed interest on litigation settlements	86,342	77,202	38,046
Deferred income taxes	336,704	(483,952)	(5,492)
Other	(12,121)	14,645	15,121
Changes in operating assets and liabilities:
Trading securities	—	2,561	9,700
Accounts receivable	122,445	(115,687)	(60,984)
Income taxes receivable	190,000	(198,308)	—
Settlement due from customers	54,473	183,008	(356,305)
Prepaid expenses	(112,655)	(100,853)	(48,257)
Obligations under litigation settlement	(938,685)	1,254,660	(110,525)
Accounts payable	34,231	8,425	(30,650)
Settlement due to customers	(65,628)	(52,852)	276,144
Accrued expenses	82,076	51,345	183,699
Net change in other assets and liabilities	(40,398)	42,275	26,636

Net cash provided by operating activities	1,378,162	413,228	769,861

Investing Activities
Purchases of property, plant and equipment	(56,563)	(75,626)	(81,587)
Capitalized software	(82,797)	(94,647)	(74,835)
Purchases of investment securities available-for-sale	(332,571)	(519,514)	(3,578,357)
Purchases of investment securities held-to-maturity	(300,000)	—	—
Proceeds from sales and maturities of investment securities available-for-sale	134,177	976,743	4,042,011
Acquisition of business, net of cash acquired	(2,913)	(81,731)	—
Investment in affiliates	(17,709)	—	—
Other investing activities	(5,804)	(3,574)	7,909

Net cash provided by (used in) investing activities	(664,180)	201,651	315,141

Financing Activities
Purchase of treasury stock	—	(649,468)	(600,532)
Payment of debt	(149,380)	(80,000)	—
Dividends paid	(78,685)	(79,259)	(74,002)
Exercise of stock options	8,720	9,546	1,597
Tax benefit for share based compensation	39,025	47,803	15,430
Redemption of non-controlling interest	(4,620)	—	—

Net cash used in financing activities	(184,940)	(751,378)	(657,507)

Effect of exchange rate changes on cash and cash equivalents	21,237	(17,636)	46,720

Net increase (decrease) in cash and cash equivalents	550,279	(154,135)	474,215
Cash and cash equivalents—beginning of period	1,505,160	1,659,295	1,185,080

Cash and cash equivalents—end of period	$2,055,439	$1,505,160	$1,659,295

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(In thousands, except per share data)
Balance at December 31, 2006	$2,368,979	$(1,029,196)	$103,662	$8	$6	$3,289,879	$—	$4,620
Net income	1,085,886	1,085,886	—	—	—	—	—	—
Other comprehensive income, net of tax	174,084	—	174,084	—	—	—	—	—
Adoption of new tax accounting standard	21,175	21,175	—	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(81,571)	(40,166)	—	—	—	(41,405)	—	—
Share based payments	58,213	—	—	—	—	58,213	—	—
Stock units withheld for taxes	(11,334)	—	—	—	—	(11,334)	—	—
Tax benefit for share based compensation	15,430	—	—	—	—	15,430	—	—
Purchases of treasury stock	(600,532)	—	—	—	—	—	(600,532)	—
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—	—
Exercise of stock options	1,597	—	—	—	—	1,597	—	—

Balance at December 31, 2007	3,031,927	37,699	277,746	9	5	3,312,380	(600,532)	4,620
Net loss	(253,915)	(253,915)	—	—	—	—	—	—
Other comprehensive loss, net of tax	(168,909)	—	(168,909)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(78,868)	(19,884)	—	—	—	(58,984)	—	—
Share based payments	60,970	—	—	—	—	60,970	—	—
Stock units withheld for taxes	(67,111)	—	—	—	—	(67,111)	—	—
Tax benefit for share based compensation	47,803	—	—	—	—	47,803	—	—
Purchases of treasury stock	(649,468)	—	—	—	—	—	(649,468)	—
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—	—
Exercise of stock options	9,546	—	—	—	—	9,546	—	—

Balance at December 31, 2008	1,931,975	(236,100)	108,837	10	4	3,304,604	(1,250,000)	4,620
Redemption of non-controlling interest	(4,620)	—	—	—	—	—	—	(4,620)
Investment in majority owned entity	8,015	—	—	—	—	—	—	8,015
Net income	1,462,624	1,462,532	—	—	—	—	—	92
Other comprehensive income, net of tax	84,841	—	84,841	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(78,685)	(78,718)	—	—	—	33	—	—
Share based payments	88,430	—	—	—	—	88,430	—	—
Stock units withheld for taxes	(28,458)	—	—	—	—	(28,458)	—	—
Tax benefit for share based compensation	39,025	—	—	—	—	39,025	—	—
Conversion of Class B to Class A common stock	—	—	—	1	(1)	—	—	—
Exercise of stock options	8,720	—	—	—	—	8,720	—	—

Balance at December 31, 2009	$3,511,867	$1,147,714	$193,678	$11	$3	$3,412,354	$(1,250,000)	$8,107

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net Income (Loss)	$1,462,624	$(253,915)	$1,085,886
Other comprehensive income (loss):
Foreign currency translation adjustments	36,820	(41,611)	96,996
Defined benefit pension and postretirement plans	45,244	(62,681)	12,429
Income tax effect	(16,777)	23,029	(4,582)

	28,467	(39,652)	7,847
Investment securities available-for-sale	32,762	(51,895)	478,716
Income tax effect	(12,060)	18,450	(167,885)

	20,702	(33,445)	310,831
Reclassification adjustment for investment securities available-for-sale	(1,782)	(84,060)	(374,427)
Income tax effect	634	29,859	131,311

	(1,148)	(54,201)	(243,116)
Derivatives accounted for as hedges	—	—	(6,472)
Income tax effect	—	—	2,200

	—	—	(4,272)
Reclassification adjustment for derivatives accounted for as hedges	—	—	8,784
Income tax effect	—	—	(2,986)

	—	—	5,798
Other comprehensive income (loss), net of tax	84,841	(168,909)	174,084

Comprehensive Income (Loss)	1,547,465	(422,824)	1,259,970
Income attributable to non-controlling interests	(92)	—	—

Comprehensive Income (Loss) Attributable to MasterCard	$1,547,373	$(422,824)	$1,259,970

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except percent and per share data)

Note 1. Summary of Significant Accounting Policies

Organization—MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide payment solutions, including transaction processing and related services to customers principally in support of their credit, deposit access (debit), electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. Our financial institution customers are generally either principal members (“principal members”) of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members (“affiliate members”) of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member.

Codification of accounting pronouncements—On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) implemented the FASB accounting standards codification and hierarchy of generally accepted accounting principles as the sole source of authoritative accounting principles generally accepted in the United States of America (“GAAP”). Pursuant to these provisions, the Company has eliminated its references to the former GAAP authoritative pronouncements in its consolidated financial statements issued as of, for the period ended, and for periods subsequent to September 30, 2009. As the FASB’s codification was not intended to change existing authoritative guidance, this referencing methodology has not had and will not have any impact on the Company’s financial position or results of operations.

Consolidation and basis of presentation—The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any consolidated variable interest entities. See Note 15 (Consolidation of Variable Interest Entity) for further discussion. Intercompany transactions and balances are eliminated in consolidation. The Company follows GAAP.

Effective January 1, 2009, the Company adopted the new accounting standard for business combinations. The new standard establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

Non-controlling interest, previously referred to as minority interest, represents the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interests. In December 2007, an accounting and reporting standard was established that requires non-controlling interests to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. Effective January 1, 2009, the Company applied the provisions of the new standard retrospectively in the consolidated financial statements. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations for any periods presented.

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

Investments in affiliates for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheets.

Reclassification of prior period amounts—Certain prior period amounts have been reclassified to conform to the 2009 presentation. The amounts reclassified primarily relate to the adoption of certain accounting standards and the reclassification of certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $83,000 and $79,000 of these expenses have been reclassified for the years ended December 31, 2008 and 2007, respectively, to conform to the 2009 presentation.

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

Subsequent events—The Company has evaluated subsequent events through February 18, 2010 which is the date that the consolidated financial statements were issued.

Fair value—The Company measures certain of its assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring all of its assets and liabilities at fair value.

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

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The valuation methods for goodwill and other intangible assets involve assumptions concerning discount rates, growth projections and other assumptions of future business conditions. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy. See Note 4 (Fair Value) for information about methods and assumptions. The Company has not elected to apply the fair value option to its eligible financial assets and liabilities.

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

The fair values of the Company’s short-term bond funds are based on quoted prices and are therefore included in Level 1 of the Valuation Hierarchy. The fair values of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The fair value determination for the Company’s Auction Rate Securities (“ARS”) is based primarily on an income approach and is therefore included in Level 3 of the Valuation Hierarchy. See Note 4 (Fair Value) and Note 5 (Investment Securities) for additional disclosures related to the fair value standard.

The Company has incorporated the considerations of guidance pertaining to determining the fair value of financial assets in inactive markets in its assessment of the fair value of its ARS as of December 31, 2009 and 2008. The guidance provides consideration of how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

During 2009, accounting standards changed for the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. Enhanced disclosures must include the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. The Company adopted these changes during the second quarter of 2009 and the adoption had no impact on the Company’s financial position or results of operations. See Note 5 (Investment Securities) for further detail.

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

Available-for-sale equity securities are evaluated for other than temporary impairment on an ongoing basis. If an investment is determined to be other than temporarily impaired, realized losses are recognized in investment income on the consolidated statements of operations.

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

Restricted security deposits held for MasterCard International members—MasterCard requires and holds cash deposits and certificates of deposit from certain members of MasterCard International as collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheets. However, the majority of collateral for settlement is typically in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet.

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

Leases—The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to lease agreements which contain lease incentives is recorded on a straight-line basis.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of certain businesses. The Company tests its goodwill for impairment annually as of October 1, or sooner if indicators of impairment exist. The impairment evaluation utilizes a two step approach. The first step is to determine if the carrying value of the goodwill exceeds the fair value of its reporting unit. If so, the second step measures the amount of the impairment loss. Impairment charges, if any, are recorded in general and administrative expense on the consolidated statements of operations. See Note 9 (Goodwill) for additional information on the Company’s goodwill.

Intangible assets—Intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets, which have finite lives, and customer relationships related to the acquisition of Europay International S.A. in 2002, which have indefinite lives. Intangible assets with finite useful lives, other than customer relationships, are amortized over their estimated useful lives, which range from 3 to 5 years, under the straight-line method. Customer relationships with finite lives are amortized on a straight line basis over their estimated useful lives. MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment charges are recorded in general and administrative expense on the consolidated statements of operations. Intangible assets with indefinite lives are tested for impairment annually as of October 1. See Note 10 (Other Intangible Assets) for further detail on impairment charges and other information regarding intangible assets.

Litigation—The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Note 19 (Obligations Under Litigation Settlements) and Note 21 (Legal and Regulatory Proceedings), MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments. Legal costs are accrued as incurred and recorded in general and administrative expenses.

Settlement, travelers cheque and other risk management—MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment between principal members of MasterCard transactions and certain Cirrus and Maestro transactions. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Company’s Board of Directors, members may be charged for the amount of any settlement losses incurred during the ordinary activities of the Company. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term and amount of these guarantees are unlimited. The Company accounts for each of its guarantees issued or modified after December 31, 2002, the adoption date of the relevant accounting standard, by recording the guarantee at its fair value at the inception or modification of the guarantee through earnings. To the extent that a guarantee is modified subsequent to the inception of the guarantee, the Company remeasures the fair value of the guarantee at the date of modification through earnings.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. See Note 4 (Fair Value) and Note 22 (Settlement and Travelers Cheque Risk Management).

Derivative financial instruments—The Company accounts for all derivatives, whether designated in hedging relationships or not, by recording them on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them. The Company’s foreign exchange forward contracts are included in level 2 of the Valuation Hierarchy as the fair value of these contracts are based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2009 and 2008.

Disclosure requirements for derivative instruments and hedging were amended, effective for the Company on January 1, 2009. The new requirements apply to all entities and provide for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Company applied these requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented. Since this revision relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 23 (Foreign Exchange Risk Management) for further detail.

Income taxes—The Company follows an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Valuation allowances are provided against assets which are not likely to be realized. The Company recognizes all material tax positions, including all significant uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit.

The Company records interest expense related to income tax matters as interest expense in its statement of operations. The company includes penalties related to income tax matters in the income tax provision.

Revenue recognition—Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. The Company’s revenues are based on the volume of activity on cards that carry the Company’s brands, the number of transactions processed or the nature of other payment-related services.

Volume-based revenues (domestic assessments and cross-border volume fees) are recorded as revenue in the period they are earned, which is when the related volume is generated on the cards. Certain quarterly revenues are estimated based upon aggregate transaction information and historical and projected customer quarterly volumes. Actual results may differ from these estimates. Transaction-based revenues (transaction processing fees) are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction-based fees are recognized as revenue in the same period as the related transactions occur. Other

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

payment-related services are dependent on the nature of the products or services provided to our customers and are recognized as revenue in the same period as the related transactions occur or services are rendered.

MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain volume hurdles as well as other support incentives such as marketing, which are tied to performance. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or performance has occurred. Rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. In addition, MasterCard may incur costs directly related to the acquisition of the contract, which are deferred and amortized over the life of the contract.

Pension and other postretirement plans—Compensation cost of an employee’s pension benefit is recognized in general and administrative expenses on the projected unit credit method over the employee’s approximate service period. The unit credit cost method is utilized for funding purposes.

The Company recognizes the overfunded or underfunded status of its single-employer defined benefit plan or postretirement plan as an asset or liability in its balance sheet and recognizes changes in the funded status in the year in which the changes occur through comprehensive income. The Company also measures the funded status of a plan as of the date of its year-end balance sheet.

The accounting disclosure standards for employers’ disclosures about postretirement benefit plan assets were amended and became effective for the Company in 2009. These new standards provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. The Company adopted the guidance in 2009, as required, and the adoption had no impact on the Company’s financial position or results of operations. See Note 12 (Pension, Savings Plan and Other Benefits) for further detail.

Share based payments—The Company recognizes the fair value of all share-based payments to employees in its financial statements. The Company recognizes a realized tax benefit associated with dividends on certain equity shares and options as an increase to additional paid-in capital. The benefit is included in the pool of excess tax benefits available to absorb potential future tax liabilities on share based payment awards.

Advertising expense—Cost of media advertising is expensed when the advertising takes place. Production costs are expensed as costs are incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit based on the estimated value of certain events.

Foreign currency translation—The U.S. dollar is the functional currency for the majority of the Company’s businesses except for MasterCard Europe’s operations, for which the functional currency is the euro, and MasterCard’s operations in Brazil, for which the functional currency is the real. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are re-measured to U.S. dollars using current exchange rates in effect at the balance sheet date; non-monetary assets and liabilities are re-measured at historical exchange rates; and revenue and expense accounts are re-measured at a weighted average exchange rate for the period. Resulting exchange gains and losses and transactional foreign exchange gains and losses are included in general and administrative expenses in the statement of operations. Where local currency is the functional currency, translation from the local currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Earnings (loss) per share—A new accounting standard related to instruments granted in share-based payment transactions became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 2 (Earnings (Loss) Per Share) for further detail.

Recent accounting pronouncements

Transfers of financial assets—In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company will adopt the new standard upon its effective date of January 1, 2010 and does not expect the impact of the adoption to be material to the Company’s financial position or results of operations.

Variable interest entities—In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The standard is effective beginning on January 1, 2010 and the Company does not expect the impact of the adoption to be material to the Company’s financial position or results of operations.

Revenue arrangements with multiple deliverables—In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company will adopt the revised accounting standard effective January 1, 2011 via prospective adoption. The Company is currently evaluating the requirements of the standard to determine the impact on the Company’s financial position or results of operations.

Improving fair value disclosures—In January 2010, fair value disclosure requirements were amended such that MasterCard will be required to present detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and MasterCard will also be required to present purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company will adopt the guidance during 2010 and 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Note 2. Earnings (Loss) Per Share (“EPS”)

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

The components of basic and diluted EPS for common shares under the two-class method for each of the years ended December 31:

	2009	2008	2007
Numerator:
Net income (loss) attributable to MasterCard	$1,462,532	$(253,915)	$1,085,886
Less: Net income (loss) allocated to Unvested Units	9,083	(1,304)	9,892

Net income (loss) attributable to MasterCard allocated to common shares	$1,453,449	$(252,611)	$1,075,994

Denominator:
Basic EPS weighted average shares outstanding	129,838	130,148	134,887
Dilutive stock options and restricted stock units	394	—	266

Diluted EPS weighted-average shares outstanding	130,232	130,148	135,153

Earnings (Loss) per Share:
Basic	$11.19	$(1.94)	$7.98

Diluted	$11.16	$(1.94)	$7.96

The calculation of diluted earnings per share for the year ended December 31, 2009 excluded approximately 251 stock options because the effect would be antidilutive. The calculation of diluted loss per share for the year ended December 31, 2008 excluded approximately 705 stock options because the effect would be antidilutive. The calculation of diluted earnings per share for the year ended December 31, 2007 excluded approximately 10 stock options because the effect would be antidilutive.

The following table compares EPS as originally reported and EPS under the two-class method, to quantify the impact of the new standard on EPS for each of the years ended December 31:

	2008	2007
Earnings (Loss) per Share:
Basic—as originally reported	$(1.95)	$8.05
Basic—pursuant to the two-class method	(1.94)	7.98

Impact of new accounting standard on basic EPS	$0.01	$(0.07)

Diluted—as originally reported	$(1.95)	$8.00
Diluted—pursuant to the two-class method	(1.94)	7.96

Impact of new accounting standard on diluted EPS	$0.01	$(0.04)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 3. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2009		2008		2007
Cash paid for income taxes[1]	$457,285		$493,199	[1]	$561,860
Cash paid for interest	10,569		14,058		17,094
Cash paid for legal settlements (Notes 19 and 21)	945,530		1,263,185		113,925
Non-cash investing and financing activities:
Dividend declared but not yet paid	19,712		19,690		19,969
Municipal bonds cancelled	154,000	[2]	—		—
Revenue bonds received	(154,000)[3]		—		—
Building and land assets recorded pursuant to capital lease	(154,000)[3]		—		—
Capital lease obligation	154,000	[3]	—		—
Fair value of assets acquired, net of original investment, cash paid and cash acquired	16,970		124,275		—
Fair value of liabilities assumed related to investments in affiliates	14,792	[4]	43,234	[5]	—
Fair value of non-controlling interest acquired	8,015		—		—

[1]	$198,308 of these payments were recorded as an income tax receivable as of December 31, 2008.
[2]	See Note 15 (Consolidation of Variable Interest Entity) for further details.
[3]	See Note 8 (Property, Plant, and Equipment) for further details.
[4]	Includes $8,750 to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.
[5]	Includes $20,432 due in 2011 relating to the MasterCard France acquisition.

Note 4. Fair Value

Financial Instruments—Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of December 31, 2009 and 2008 of the financial instruments that are within the scope of the accounting guidance, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy.

The distribution of the fair values of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009

Municipal bonds[1]	$—	$514,330	$—	$514,330
Taxable short-term bond funds	309,972	—	—	309,972
Auction rate securities	—	—	179,987	179,987
Foreign currency forward contracts	—	(1,274)	—	(1,274)
Other	43	—	—	43

Total	$310,015	$513,056	$179,987	$1,003,058

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Municipal bonds[1]	$—	$485,490	$—	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	—	—	191,760	191,760
Foreign currency forward contracts	—	33,731	—	33,731
Other	17	—	—	17

Total	$102,605	$519,221	$191,760	$813,586

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

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company uses the income approach, which includes a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium, to estimate the fair value of its ARS portfolio. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The Company’s foreign currency forward contracts have been classified within Level 2 of the valuation hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 23 (Foreign Exchange Risk Management) for further details.

Financial Instruments—Non-Recurring Measurements

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

Investment Securities Held-to-Maturity

The Company utilizes quoted prices for identical and similar securities from active markets to estimate the fair value of its held-to-maturity securities. See Note 5 (Investment Securities) for fair value disclosure.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Short-term and Long-term Debt

The Company estimates the fair value of its debt by applying a current discount rate to the remaining cash flows under the terms of the debt. As of December 31, 2009 and 2008, the carrying values on the consolidated balance sheets totaled $21,598 and $168,767, respectively. The fair values totaled $22,315 and $172,292 for the Company’s debt as of December 31, 2009 and 2008, respectively. During 2009, the Company repaid $149,380 of notes payable classified as short-term debt at December 31, 2008 related to its variable interest entity. See Note 15 (Consolidation of Variable Interest Entity) for further discussion.

Obligations Under Litigation Settlements

The Company estimates the fair values of its obligations under litigation settlements by applying a current discount rate to the remaining cash flows under the terms of the litigation settlements. At December 31, 2009 and 2008, the carrying values on the consolidated balance sheet totaled $869,721 and $1,736,298, respectively, and the fair values totaled $894,628 and $1,824,630, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 19 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair values of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of December 31, 2009 and 2008. For additional information regarding the Company’s settlement guarantee liabilities, see Note 22 (Settlement and Travelers Cheque Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms as, and which contain the right of set-off with, a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet at December 31, 2009 and estimates that the carrying value approximates the fair value for these bonds. See Note 8 (Property, Plant and Equipment) for further details.

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

The valuation methods used in the impairment testing of goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. As the assumptions employed to measure these assets on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 5. Investment Securities

Amortized Costs and Fair Values—Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss), and their respective cost bases and fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at December 31, 2009
Municipal bonds	$492,245	$22,281	$(196)	$514,330
Taxable short-term bond funds	305,574	4,474	(76)	309,972
Auction rate securities	211,750	—	(31,763)	179,987
Other	89	—	(46)	43

Total	$1,009,658	$26,755	$(32,081)	$1,004,332

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value at December 31, 2008
Municipal bonds	$473,746	$12,771	$(1,027)	$485,490
Taxable short-term bond funds	102,588	—	—	102,588
Auction rate securities	239,700	—	(47,940)	191,760
Other	127	—	(110)	17

Total	$816,161	$12,771	$(49,077)	$779,855

[1]	The majority of the unrealized losses relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A. Municipal bonds in a gross unrealized loss position are not considered other-than temporarily impaired, considering factors including their high credit quality.

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

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all 38 investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. During 2008, ARS were reclassified as Level 3 from Level 2. As of December 31, 2009, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During 2009, the Company did not sell any ARS in the auction market, but there were some calls at par.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2008 to December 31, 2009.

	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2008	$348,000	$—
Purchases, January 1—March 31, 2008	321,550	—
Sales, January 1—March 31, 2008	(420,400)	—
Transfers in (out)	(249,150)	249,150
Sales, April 1—December 31, 2008	—	(50)
Calls, July 1—December 31, 2008	—	(9,400)
Unrealized losses	—	(47,940)

Fair value, December 31, 2008	—	191,760
Calls, at par	—	(27,950)
Recovery of unrealized losses due to issuer calls	—	4,627
Increase in fair value	—	11,550

Fair value, December 31, 2009	$—	$179,987

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of December 31, 2009, the Company believes that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated 15% and 20% discounts to the par value of the ARS portfolio at December 31, 2009 and 2008, respectively. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $31,762 and $47,940 as of December 31, 2009 and 2008, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $23,293 and $24,000 as of December 31, 2009 and 2008, respectively.

Carrying and Fair Values—Held-to-Maturity Investment Securities:

As of December 31, 2009, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The municipal bond relates to the Company’s back-up processing center in Kansas City, Missouri. The Company cancelled $154,000 of short-term municipal bonds related to its global technology and operations center located in O’Fallon, Missouri, called Winghaven, on March 1, 2009, as further discussed in Note 15 (Consolidation of Variable Interest Entity). The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows at December 31:

	2009	2008
Carrying value	$337,797	$191,450
Gross unrecorded gains	1,892	1,913

Fair value	$339,689	$193,363

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2009 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$27,420	$27,905	$19	$19
Due after 1 year through 5 years	374,519	393,114	337,778	339,670
Due after 5 years through 10 years	94,306	96,711	—	—
Due after 10 years	207,750	176,587	—	—
No contractual maturity	305,663	310,015	—	—

Total	$1,009,658	$1,004,332	$337,797	$339,689

The majority of securities due after ten years are ARS. Taxable short-term bond funds and foreign equity securities have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The table below summarizes the contractual maturity ranges of the ARS portfolio, based on relative par value, as of December 31, 2009:

	Par Amount	% of Total
Due within 10 years	$4,000	2%
Due year 11 through year 20	34,300	16%
Due year 21 through year 30	135,850	64%
Due after year 30	37,600	18%

Total	$211,750	100%

Investment Income:

Components of net investment income were as follows:

	2009	2008	2007
Interest income	$55,911	$108,757	$140,851
Dividend income	5	1,222	15,386
Investment securities available-for-sale:
Gross realized gains	1,921	87,579	391,444
Gross realized losses	(139)	(3,519)	(8,298)
Other than temporary impairment on short-term bond fund	—	(11,115)	(8,719)
Trading securities:
Unrealized gains (losses), net	—	—	(2,116)
Realized gains, net	—	(17)	1,852

Total investment income, net	$57,698	$182,907	$530,400

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Interest income is generated from cash and cash equivalents, available-for-sale investment securities and held-to-maturity investment securities. Dividend income primarily consists of dividends received on the Company’s cost method investments.

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

During 2008, MasterCard sold all of its remaining 6,141 shares of Redecard S.A. and realized a pre-tax gain, net of commissions, of approximately $86,000. In 2007, MasterCard had sold 21,274 shares, or 78% of its investment in Redecard S.A. and realized pre-tax gains, net of commissions, of approximately $391,000. These gains are included in investment income within the consolidated statements of operations. Unrealized holding gains, net of tax, of $62,366, were included in other comprehensive income for the year ended December 31, 2007 relating to the remaining ownership of this investment

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2009	2008
Customer and merchant incentives	$444,692	$397,563
Advertising	56,324	45,608
Income taxes	93,140	30,080
Data processing	28,896	24,455
Other	18,085	18,001

Total prepaid expenses	641,137	515,707
Prepaid expenses, current	(313,253)	(213,612)

Prepaid expenses, long-term	$327,884	$302,095

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 7. Other Assets

Other assets consisted of the following at December 31:

	2009	2008
Customer and merchant incentives	$215,542	$46,608
Cash surrender value of keyman life insurance	22,790	18,552
Cost and equity method investments	34,977	12,500
Other	35,907	21,356

Total other assets	309,216	99,016
Other assets, current	(124,915)	(32,619)

Other assets, long-term	$184,301	$66,397

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Certain customer and merchant business agreements provide incentives upon entering into the agreement. As of December 31, 2009 and 2008, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2009	2008
Building and land	$391,946	$216,670
Equipment	254,830	250,395
Furniture and fixtures	52,101	51,124
Leasehold improvements	53,876	66,878

	752,753	585,067
Less accumulated depreciation and amortization	(303,759)	(278,269)

	$448,994	$306,798

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven (see Note 15 (Consolidation of Variable Interest Entity)). The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation have been recorded at $154,000, which represents the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154,000, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of December 31, 2009 and 2008, capital leases of $13,565 and $46,794, respectively, were included in equipment. Accumulated amortization of capital leases was $6,181 and $36,180 as of December 31, 2009 and 2008, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases was $76,121, $59,097 and $49,311 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Beginning balance	$297,993	$239,626
Goodwill acquired during the year	13,518	67,066
Foreign currency translation	9,020	(8,699)
Impairment losses	(11,303)	—

Ending balance	$309,228	$297,993

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company had no accumulated impairment losses for goodwill at December 31, 2009, 2008 and 2007.

Note 10. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill, at December 31:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$581,874	$(397,284)	$184,590	$513,587	$(348,022)	$165,565
Trademarks and tradenames	22,311	(22,263)	48	24,761	(23,314)	1,447
Customer relationships	22,125	(1,988)	20,137	20,910	(620)	20,290
Other	1,803	(803)	1,000	6,304	(5,614)	690

Total	628,113	(422,338)	205,775	565,562	(377,570)	187,992
Unamortized intangible assets:
Customer relationships	208,929	—	208,929	206,290	—	206,290

Total	$837,042	$(422,338)	$414,704	$771,852	$(377,570)	$394,282

Additions to capitalized software primarily relate to projects associated with system enhancements or infrastructure improvements. Amortizable customer relationships were added in 2009 and 2008 due to the acquisition of businesses. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.

Amortization and impairment expense on the assets above amounted to the following for the years ended December 31:

	2009	2008	2007
Amortization	$65,256	$52,909	$48,331
Capitalized software impairments	$3,183	$1,011	$298
Intangible asset impairments (other than capitalized software)	$1,944	$—	$—

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

2010	$68,763
2011	52,251
2012	36,436
2013	13,554
2014 and thereafter	34,771

$205,775

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Note 11. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2009	2008
Customer and merchant incentives	$597,742	$526,722
Personnel costs	367,321	296,497
Advertising	130,582	89,567
Income taxes	31,597	20,685
Other	97,749	98,590

Total accrued expenses	$1,224,991	$1,032,061

Note 12. Pension, Savings Plan and Other Benefits

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007.

In 2008, the Qualified Plan experienced a steep decline in the fair value of plan assets which resulted in significant increases in the Company’s pension liability and contributed to other comprehensive loss as of December 31, 2008 and increased net periodic pension cost in 2009. During 2009, Company contributions and favorable investment returns increased the Qualified Plan’s fair value of assets and resulted in significant decreases in the Company’s pension liability and contributed to other comprehensive income as of December 31, 2009.

The Company also has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Non-qualified Plan had settlement gains in 2009 and 2008 resulting from payments to participants. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company uses a December 31 measurement date for its Pension Plans. The following table sets forth the Pension Plans’ funded status, key assumptions and amounts recognized in the Company’s consolidated balance sheets at December 31.

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$217,035	$214,805
Service cost	17,570	19,980
Interest cost	13,525	13,638
Voluntary plan participants’ contributions	331	989
Actuarial (gain)/loss	(704)	(18,990)
Benefits paid	(13,044)	(13,387)
Plan amendments	367	—

Projected benefit obligation at end of year	$235,080	$217,035

Change in plan assets
Fair value of plan assets at beginning of year	$148,846	$195,966
Actual return on plan assets	44,084	(59,347)
Employer contribution	33,396	24,625
Voluntary plan participants’ contributions	331	989
Benefits paid	(13,044)	(13,387)

Fair value of plan assets at end of year	$213,613	$148,846

Funded status
Fair value of plan assets at end of year	$213,613	$148,846
Projected benefit obligation at end of year	235,080	217,035

Funded status at end of year	$(21,467)	$(68,189)

Amounts recognized on the consolidated balance sheets consist of:
Accrued expenses	$—	$(2,332)
Other liabilities, long term	(21,467)	(65,857)

	$(21,467)	$(68,189)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$48,060	$88,108
Prior service credit	(12,285)	(14,938)

	$35,775	$73,170

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.50%	6.00%
Rate of compensation increase—Qualified Plan/Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%

The accumulated benefit obligation of the Pension Plans was $215,847 and $196,536 at December 31, 2009 and 2008, respectively.

Both the Qualified Plan and Non-qualified Plan had a projected benefit obligation in excess of plan assets at December 31, 2009 and 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Components of net periodic pension costs were as follows for each of the years ended December 31:

	2009	2008	2007
Service cost	$17,570	$19,980	$18,866
Interest cost	13,525	13,638	12,191
Expected return on plan assets	(12,486)	(16,030)	(16,366)
Settlement gain	(890)	(773)	—
Amortization:
Actuarial loss	8,637	1,675	—
Prior service credit	(2,286)	(2,329)	(229)

Net periodic pension cost	$24,070	$16,161	$14,462

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	2009	2008	2007
Settlement gain	$890	$773	$—
Current year actuarial (gain) loss	(32,302)	56,386	17,705
Amortization of actuarial loss	(8,637)	(1,675)	—
Current year prior service cost (credit)	367	—	(16,793)
Amortization of prior service credit	2,286	2,329	229

Total recognized in other comprehensive income (loss)	$(37,396)	$57,813	$1,141

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(13,326)	$73,974	$15,603

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

Actuarial loss	$3,364
Prior service credit	(2,107)

Total	$1,257

Weighted-average assumptions used to determine net periodic pension cost were as follows for the years ended December 31:

	2009	2008	2007
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase—Qualified Plan/ Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%	5.37%/5.00%

For the Qualified Plan, the Company utilized an actuarial standard practice referred to as a building block method to determine the assumption for the expected weighted average return on plan assets. This method includes the following components: (1) compiling historical return data for both the equity and fixed income

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

markets over the past ten, twenty and thirty year periods; (2) weighting the assets within our portfolio at December 31, 2009 by class; and (3) identifying expected rate of return on assets utilizing both current and historical market experience.

Plan assets are managed with a long-term perspective intended to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the Qualified Plan. The Company periodically conducts asset-liability studies to establish the preferred target asset allocation. Plan assets are managed within established asset allocation ranges, toward targets of 40% large/medium cap U.S. equity, 15% small cap U.S. equity, 15% non-U.S. equity and 30% fixed income, with periodic rebalancing to maintain plan assets within the target asset allocation ranges. Plan assets are managed by external investment managers. The majority of investment risk is primarily related to equity exposure, but this investment allocation is diversified across several external investment managers. Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three- and five-year periods. An independent consultant assists management with investment manager selections and performance evaluations. The balance in cash and cash equivalents is available to pay expected benefit payments and expenses.

The Valuation Hierarchy of the Qualified Plan’s assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies).

Mutual funds (in small cap U.S. equity securities and non-U.S. equity securities) are public investment vehicles valued at quoted market prices, which represent the net asset value of the shares held by the Qualified Plan and are therefore included in Level 1. Commingled funds (in large/medium cap U.S. equity securities and fixed income securities) are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors.

The following table sets forth by level, within the Valuation Hierarchy, the Qualified Plan’s assets at fair value as of December 31, 2009:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
U.S. equity securities
Large/medium cap	$—	$86,279	$—	$86,279
Small cap	28,900	—	—	28,900
Non-U.S. equity	31,927	—	—	31,927
Fixed income	—	63,757	—	63,757
Cash and cash equivalents	2,750	—	—	2,750

Total	$63,577	$150,036	$—	$213,613

Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2009, 2008 or 2007. However, the Company did make voluntary contributions of $31,000 and $21,500 to the Qualified Plan in 2009 and 2008, respectively. No contributions were made in 2007. Although not required, the Company may voluntarily elect to contribute to the Qualified Plan in 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table summarizes expected benefit payments through 2019 for the Pension Plans, including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

2010	$18,181
2011	27,090
2012	21,548
2013	25,513
2014	24,002
2015-2019	128,494

Substantially all of the Company’s U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees’ contributions up to certain limits. In 2007 and prior years, the Company could also contribute to the Savings Plan a discretionary profit sharing component linked to Company performance during the prior year. Beginning in 2008, the discretionary profit sharing amount related to prior year Company performance was paid directly to employees as a short-term cash incentive bonus rather than as a contribution to the Savings Plan. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its defined contribution plans was $40,627, $35,341 and $26,996 for 2009, 2008 and 2007, respectively.

Note 13. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007. The Company amended the life insurance benefits under the Postretirement Plan effective January 1, 2007. The impact, net of taxes, of this amendment was an increase of $1,715 to accumulated other comprehensive income in 2007.

In 2009, the Company recorded a $3,944 benefit expense as a result of enhanced postretirement medical benefits under the Postretirement Plan provided to employees that chose to participate in a voluntary transition program.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company uses a December 31 measurement date for its Postretirement Plan. The following table presents the status of the Company’s Postretirement Plan recognized in the Company’s consolidated balance sheets at December 31, 2009 and 2008.

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$59,949	$51,598
Service cost	1,734	1,951
Interest cost	3,625	3,288
Plan participants’ contributions	149	74
Actuarial (gain) loss	(7,634)	4,564
Gross benefits paid	(2,133)	(1,582)
Less federal subsidy on benefits paid	2	56
Enhanced termination benefits	3,944	—

Projected benefit obligation at end of year	$59,636	$59,949

Change in plan assets
Employer contributions	$1,982	$1,452
Plan participants’ contributions	149	74
Net benefits paid	(2,131)	(1,526)

Fair value of plan assets at end of year	$—	$—

Funded status
Projected benefit obligation	$(59,636)	$(59,949)

Funded status at end of year	$(59,636)	$(59,949)

Amounts recognized on the consolidated balance sheets consist of:
Accrued expenses	$(2,644)	$(2,564)
Other liabilities, long-term	(56,992)	(57,385)

	$(59,636)	$(59,949)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(13,509)	$(5,874)
Transition obligation	642	856

	$(12,867)	$(5,018)

Weighted-average assumptions used to determine end of year benefit obligation
Discount rate	5.75%	6.00%
Rate of compensation increase	5.37%	5.37%

The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2009	2008
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Components of net periodic benefit costs recorded in general and administrative expenses, for each of the years ended December 31 for the Postretirement Plan were as follows:

	2009	2008	2007
Service cost	$1,734	$1,951	$2,354
Interest cost	3,625	3,288	3,392
Amortization:
Actuarial gain	—	(518)	—
Transition obligation	214	214	214
Enhanced termination benefits	3,944	—	—

Net periodic postretirement benefit cost	$9,517	$4,935	$5,960

Other changes in plan assets and benefit obligations for the Postretirement Plan that were recognized in other comprehensive income for the years ended December 31 were as follows:

	2009	2008	2007
Current year actuarial (gain) loss	$(7,634)	$4,564	$(10,663)
Current year prior service credit	—	—	(2,693)
Amortization of actuarial gain	—	518	—
Amortization of transition obligation	(214)	(214)	(214)

Total recognized in other comprehensive income (loss)	$(7,848)	$4,868	$(13,570)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,669	$9,803	$(7,610)

The estimated amounts that are expected to be amortized for the Postretirement Plan from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

Actuarial gain	$(657)
Transition obligation	214

Total	$(443)

The weighted-average assumptions for the Postretirement Plan which were used to determine net periodic postretirement benefit cost for the years ended December 31 were:

	2009	2008	2007
Discount rate	6.00%	6.25%	5.75%
Rate of compensation increase	5.37%	5.37%	5.37%

The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2009 would have the following effects:

	1% increase	1% decrease
Effect on postretirement obligation	$6,095	$(5,174)
Effect on total service and interest cost components	494	(421)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments. The following table summarizes expected net benefit payments from the Company’s general assets through 2019:

	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
2010	$2,714	$71	$2,643
2011	3,028	91	2,937
2012	3,369	111	3,258
2013	3,660	134	3,526
2014	4,019	151	3,868
2015 – 2019	22,686	1,071	21,615

The Company provides limited postemployment benefits to eligible former U.S. employees, primarily severance under a formal severance plan (the “Severance Plan”). The Company accounts for severance expense by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded incremental severance expense (benefit) related to the Severance Plan of $3,471, $2,643 and $(3,418), respectively, during the years 2009, 2008 and 2007. These amounts were part of total severance expenses of $135,113, $32,997 and $21,284 in 2009, 2008 and 2007, respectively, included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 14. Debt

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility will remain at $2,500,000 through April 27, 2010 and then decrease to $2,000,000 during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. Borrowings under the facility are available to provide liquidity in the event of one or more settlement failures by MasterCard International customers and, subject to a limit of $500,000, for general corporate purposes. The facility fee and borrowing cost are contingent upon the Company’s credit rating. At December 31, 2009, the facility fee was 7 basis points on the total commitment, or approximately $1,774 annually. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 28 basis points or an alternative base rate, and a utilization fee of 10 basis points would be charged if outstanding borrowings under the facility exceed 50% of commitments. At the inception of the Credit Facility, the Company also agreed to pay upfront fees of $1,250 and administrative fees of $325, which are being amortized over five years. Facility and other fees associated with the Credit Facility totaled $2,222, $2,353 and $2,477 for each of the years ended December 31, 2009, 2008 and 2007, respectively. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at December 31, 2009 or December 31, 2008. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. MasterCard repaid the entire principal amount of $80,000 on June 30, 2008 pursuant to the terms of the Notes. The interest expense on the Notes was $2,668 and $5,336 for each of the years ended December 31, 2008 and 2007, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

At December 31, 2008, the Company’s consolidated balance sheet included $149,380 in short-term debt relating to the Company’s Variable Interest Entity. See Note 15 (Consolidation of Variable Interest Entity) for more information. On March 2, 2009, the Company repaid this short-term debt.

On January 5, 2009, HSBC Bank plc (“HSBC”) notified the Company that, effective December 31, 2008, it had terminated an uncommitted credit agreement totaling 100 million euros between HSBC and MasterCard Europe. There were no borrowings under this agreement at December 31, 2008.

Note 15. Consolidation of Variable Interest Entity

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

Effective March 1, 2009, the aggregate outstanding principal and accrued interest on the Secured Notes was repaid, the investor equity was redeemed, and the guarantee obligations of MasterCard International and MasterCard Incorporated were terminated. The aggregate principal amount and interest plus a “make-whole” amount repaid to the holders of Secured Notes and the equity investor was $164,572. The “make-whole” amount of $4,874 included in the repayment represented the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance and an equity investor premium. Also as a result of the transaction, $154,000 of short-term municipal bonds classified as held-to-maturity investments were cancelled.

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. During the period when the Trust was a consolidated entity within the years ended December 31, 2009, 2008 and 2007, its operations had no impact on net income. However, interest income and interest expense were increased by $6,773, $11,390 and $11,390 in 2009, 2008 and 2007, respectively. The Company did not provide any financial or other support that it was not contractually required to provide during each of the years ended December 31, 2009, 2008 and 2007.

Note 16. Stockholders’ Equity

Initial Public Offering (“IPO”)

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

The Company issued 66,135 newly authorized shares of Class A common stock in the IPO, including 4,614 shares sold to the underwriters pursuant to an option to purchase additional shares, at a price of $39 per share. The Company received net proceeds from the IPO of approximately $2,449,910. The Company issues and retires one share of Class M common stock at the inception or termination, respectively, of each principal membership of MasterCard International. All outstanding Class M common stock will be transferred to the Company and retired and unavailable for issue or reissue on the day on which the outstanding shares of Class B common stock represent less than 15% of the total outstanding shares of Class A common stock and Class B common stock.

The MasterCard Foundation

In connection and simultaneously with the IPO, the Company issued and donated 13,497 newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal members. Under the terms of the donation, the Foundation can only resell the donated shares beginning on the fourth anniversary of the IPO to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO. During 2007, the Company donated $20,000 in cash to the Foundation, which is included in general and administrative expense.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Ownership and Governance Structure

Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2009		2008
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	74.2%	87.7%	65.7%	86.3%
Principal or Affiliate Members (Class B stockholders)	15.4%	0.0%	23.9%	0.0%
Foundation (Class A stockholders)	10.4%	12.3%	10.4%	13.7%

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

In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11,000 shares of Class B common stock into Class A common stock. In May 2009, the Company implemented and completed a conversion program in which 10,871 shares of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred to public investors.

Notwithstanding the conversion transactions completed during 2007, 2008 and 2009, commencing on the fourth anniversary of the IPO, each share of Class B common stock will be convertible, at the holder’s option, into a share of Class A common stock on a one-for-one basis. In February 2010, the Company’s Board of Directors authorized programs to facilitate conversions of shares of Class B common stock on a one-for-one

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

basis into shares of Class A common stock for subsequent sale or transfer to public investors, beginning after May 31, 2010. The conversion programs follow the expiration on May 31, 2010 of a 4-year post-IPO restriction period with respect to the conversion of shares of Class B common stock. The Company currently expects that the first 2010 conversion program will consist of four one-week periods in June 2010. Holders of shares of Class B common stock will be able to make conversion elections in a program to be modeled on the Company’s 2008 and 2009 programs, except that there will not be a limit on the number of shares of Class B common stock that are eligible for conversion by any one holder. Starting in early July 2010, the Company expects to run a subsequent, continuous conversion program for remaining shares of Class B common stock, featuring an “open window” for elections of any size.

Additionally, if at any time while shares of Class M common stock are outstanding, the number of shares of Class B common stock outstanding is less than 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, Class B stockholders will in certain circumstances be permitted to acquire an aggregate number of shares of Class A common stock in the open market or otherwise, with acquired shares thereupon converting into an equal number of shares of Class B common stock so that holders of Class B common stock could own up to 41% of the aggregate number of shares of Class A common stock and Class B common stock outstanding at such time. Shares of Class B common stock are non-registered securities that may be bought and sold among eligible holders of Class B common stock subject to certain limitations.

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

Note 17. Share Based Payment and Other Benefits

In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

The Company has granted restricted stock units (“RSUs”), non-qualified stock options (“options”) and Performance Stock Units (“PSUs”) under the LTIP. The RSUs generally vest after three to four years. The options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The PSUs generally vest after three years. Additionally, the Company made a one-time grant to all non-executive management employees upon the IPO for a total of approximately 440 RSUs (the “Founders’ Grant”). The Founders’ Grant RSUs vested three years from the date of grant. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Upon termination of employment, excluding retirement, all of a participant’s unvested awards are forfeited. However, when a participant terminates employment due to retirement, the participant generally retains all of their awards without providing additional service to the Company. Eligible retirement is dependent upon age and years of service, as follows: age 55 with ten years of service, age 60 with five years of service and age 65 with two years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP, or the date the individual becomes eligible to retire.

There are 11,550 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been reserved for issuance. Shares issued as a result of option exercises and the conversions of RSUs are expected to be funded with the issuance of new shares of Class A common stock.

Stock Options

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2009	2008	2007
Risk-free rate of return	2.5%	3.2%	4.4%
Expected term (in years)	6.17	6.25	6.25
Expected volatility	41.7%	37.9%	30.9%
Expected dividend yield	0.4%	0.3%	0.6%
Weighted-average fair value per option granted	$71.03	$78.54	$41.03

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The Company utilizes the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. The expected volatility for options granted during 2009 was based on the average of the implied volatility of MasterCard and a blend of the historical volatility of MasterCard and the historical volatility of a group of companies that management believes is generally comparable to MasterCard. The expected volatility for options granted during 2008 was based on the average of the implied volatility of MasterCard and the historical volatility of a group of companies that management believes is generally comparable to MasterCard. As the Company did not have sufficient publicly traded stock data historically, the expected volatility for options granted during 2007 was primarily based on the average of the historical and implied volatility of a group of companies that management believed was generally comparable to MasterCard. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The following table summarizes the Company’s option activity for the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	705	$93
Granted	184	$168
Exercised	(153)	$57
Forfeited/expired	(5)	$117

Outstanding at December 31, 2009	731	$120	7.7	$99,686

Exercisable at December 31, 2009	185	$96	7.1	$29,534

Options vested at December 31, 2009[1]	455	$105	7.4	$68,638

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $21,762, $36,987 and $4,877, respectively. As of December 31, 2009, there was $10,589 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2009:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,523	$43
Granted	270	$164
Converted	(571)	$40
Forfeited/expired	(14)	$44

Outstanding at December 31, 2009	1,208	$71	0.6	$308,968

RSUs vested at December 31, 2009[1]	454	$44	0.1	$116,215

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2008 and 2007 was $208.64 and $153.93, respectively. The portion of the RSU award related to the minimum statutory withholding taxes will be settled by withholding shares upon vesting. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. The total intrinsic value of RSUs converted into shares of Class A common stock during the years ended December 31, 2009, 2008 and 2007 was $91,079, $194,051 and $31,389, respectively. As of December 31, 2009, there was $29,821 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 2.1 years.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Performance Stock Units

The following table summarizes the Company’s PSU activity for the year ended December 31, 2009:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	857	$136
Granted	203	$184
Converted	—	$—
Forfeited/expired	(33)	$159

Outstanding at December 31, 2009	1,027	$145	0.7	$262,888

PSUs vested at December 31, 2009[1]	305	$141	0.7	$78,170

[1]	Includes PSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each PSU is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. With regard to the performance units granted in 2009, whether or not the performance stock units will vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2009 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2009-2011. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics. With regard to the performance units granted in 2008, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008. With regard to the performance units granted in 2007, the Company expects to award 200% of the original number of shares granted and not forfeited prior to vesting based upon the Company’s performance against equally weighted predetermined net income and return on equity goals for the three-year period commencing January 1, 2007 and ending December 31, 2009. The weighted-average grant-date fair value of PSUs granted during the years ended December 31, 2008 and 2007 was $191.82 and $106.29, respectively. There were no PSUs converted into shares of Class A common stock during the years ended December 31, 2008 and 2007.

These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance stock units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense. As of December 31, 2009, there was $28,555 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted average period of 1.2 years.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense for the equity awards of $87,279, $59,761 and $57,162, respectively. The total income tax benefit recognized for the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

equity awards was $30,333, $20,726 and $19,828 for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit related to options exercised during 2009 was $7,545. The additional paid-in capital balance attributed to the equity awards was $197,350, $135,538 and $114,637 as of December 31, 2009, 2008 and 2007, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 shares of Class A common stock reserved for DSU awards under the Director Plan. During the years ended December 31, 2009, 2008 and 2007, the Company granted 7 DSUs, 4 DSUs and 8 DSUs, respectively. The fair value of the DSUs was based on the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted average grant-date fair value of DSUs granted during the years ended December 31, 2009, 2008 and 2007 was $168.18, $284.92 and $139.27, respectively. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1,151, $1,209 and $1,051 for the DSUs for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for DSUs was $410, $371 and $413 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 18. Commitments

At December 31, 2009, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
2010	$283,987	$7,260	$25,978	$250,749
2011	146,147	4,455	17,710	123,982
2012	108,377	3,221	15,358	89,798
2013	59,947	36,838	10,281	12,828
2014	13,998	—	8,371	5,627
Thereafter	25,579	—	22,859	2,720

Total	$638,035	$51,774	$100,557	$485,704

Included in the table above are capital leases with imputed interest expense of $7,929 and a net present value of minimum lease payments of $43,845. In addition, at December 31, 2009, $63,616 of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $39,586, $42,905 and $35,614 for the years ended December 31, 2009, 2008 and 2007, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $9,137, $7,694 and $7,679 for the years ended December 31, 2009, 2008 and 2007, respectively.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $23,572. The building is a co-processing data center which replaced a back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36,382 and (ii) the purchase of municipal bonds for the same amount

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

which have been classified as investment securities held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $1,819 is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $43,962 and are included in the table above. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. As of December 31, 2009, the future minimum sublease rental income is $3,312.

Note 19. Obligations Under Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement (the “Discover Settlement”) with Discover Financial Services, Inc. (“Discover”) relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation among the parties for a total of $2,750,000. In July 2008, MasterCard and Visa had entered into a judgment sharing agreement that allocated responsibility for any judgment or settlement of the Discover action among the parties. Accordingly, the MasterCard share of the Discover Settlement was $862,500, which was paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008, pursuant to a separate agreement. The net impact of $827,500 is included in litigation settlements for the year ended December 31, 2008.

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150,000 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800,000. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150,000 per quarter. If, however, the payment for any quarter is less than $150,000, the maximum payment for subsequent quarters will be increased by the difference between $150,000 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800,000, at a 5.75% discount rate, or $1,649,345 for the year ended December 31, 2008. As of December 31, 2009, the Company has six quarterly payments for a total of $900,000 remaining.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 21 (Legal and Regulatory Proceedings) and contract disputes with certain customers. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125,000 in 2003 and $100,000 annually each December from 2004 through 2012. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plaintiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard agreed to make a prepayment of its remaining $400,000 in payment obligations at a discounted amount of $335,000 on September 30, 2009. The Company made the prepayment at the discounted amount of $335,000 on September 30, 2009, after the Prepayment Agreement became final. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

We recorded liabilities for these and certain litigation settlements in 2009 and prior years. Total liabilities for litigation settlements changed from December 31, 2007, as follows:

Balance as of December 31, 2007	$404,436
Provision for Discover Settlement	862,500
Provision for American Express Settlement	1,649,345
Provision for other litigation settlements	6,000
Interest accretion on U.S. Merchant Lawsuit Settlement	32,879
Interest accretion on American Express Settlement	44,300
Payments on American Express Settlement	(300,000)
Payments on Discover Settlement	(862,500)
Payment on U.S. Merchant Lawsuit Settlement	(100,000)
Other payments and accretion	(662)

Balance as of December 31, 2008	1,736,298
Interest accretion on U.S. Merchant Lawsuit Settlement	20,506
Interest accretion on American Express Settlement	65,812
Payments on American Express Settlement	(600,000)
Payment on U.S. Merchant Lawsuit Settlement	(335,000)
Gain on prepayment of U.S. Merchant Lawsuit Settlement	(14,234)
Other payments, accruals and accretion, net	(3,661)

Balance as of December 31, 2009	$869,721

See Note 21 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 20. Income Tax

The total income tax provision for the years ended December 31 is comprised of the following components:

	2009	2008	2007
Current
Federal	$160,883	$118,387	$371,250
State and local	17,818	13,124	36,661
Foreign	240,022	223,143	183,127

	418,723	354,654	591,038
Deferred
Federal	307,614	(481,783)	(8,666)
State and local	20,968	2,002	5,429
Foreign	8,122	(4,171)	(2,255)

	336,704	(483,952)	(5,492)

Total income tax expense (benefit)	$755,427	$(129,298)	$585,546

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The domestic and foreign components of earnings (loss) before income taxes for the years ended December 31 are as follows:

	2009	2008	2007
United States	$1,481,934	$(986,175)	$959,977
Foreign	736,117	602,962	711,455

	$2,218,051	$(383,213)	$1,671,432

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $1,257,946 of undistributed earnings from non-U.S. subsidiaries as of December 31, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability, however, the amount of the tax and credits is not practically determinable.

The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income tax expense	$2,218,051		$(383,213)		$1,671,432
Federal statutory tax	776,318	35.0%	(134,125)	35.0%	585,001	35.0%
State tax effect, net of federal benefit	25,211	1.1	11,140	(2.9)	27,359	1.6
Foreign tax effect, net of federal benefit	(21,737)	(1.0)	1,969	(0.5)	(12,069)	(0.7)
Non-deductible expenses and other differences	(17,866)	(0.8)	2,260	(0.7)	(2,918)	(0.2)
Tax exempt income	(6,499)	(0.3)	(10,542)	2.8	(11,827)	(0.7)

Income tax expense (benefit)	$755,427	34.1%	$(129,298)	33.7%	$585,546	35.0%

Effective Income Tax Rate

The effective income tax rates for the years ended December 31, 2009, 2008 and 2007 were 34.1%, 33.7% and 35.0%, respectively. The primary cause of the changes in the effective rates was due to the litigation settlement charges recorded in 2008, which resulted in a pretax loss in a higher tax jurisdiction and pretax income in lower tax jurisdictions. In addition, deferred tax assets were remeasured and reduced by $15,045 and $20,605 in 2009 and 2008, respectively, due to changes in our state effective tax rate. As a result of the remeasurements, our income tax expense was increased for the same amounts.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Deferred Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 was comprised of the following:

	Assets (Liabilities)
	2009		2008
	Current	Non-current	Current	Non-current
Accrued liabilities (including litigation settlements)	$240,219	$113,845	$268,376	$386,608
Deferred compensation and benefits	19,769	50,500	5,670	72,163
Stock based compensation	—	59,169	—	50,621
Intangible assets	—	(52,126)	—	(49,476)
Property, plant and equipment	—	(63,290)	—	(23,406)
State taxes and other credits	9,244	54,178	21,513	31,589
Other items	(25,671)	33,937	(11,764)	29,760
Valuation allowance	—	(11,704)	—	(4,810)

	$243,561	$184,509	$283,795	$493,049

The net increase in the valuation allowance during the year was $6,894. The 2009 valuation allowance relates to the Company’s ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions. The 2008 valuation allowance relates to the Company’s ability to recognize tax benefits associated with certain state net operating losses and other deferred tax assets, and are primarily attributable to a domestic subsidiary disposed of during the year.

On January 1, 2007, the Company adopted a new accounting pronouncement that addresses the accounting for uncertainties in income taxes. The adoption of this new accounting pronouncement required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that would not be sustained, or would only partially be sustained, upon examination by the relevant taxing authorities.

A reconciliation of beginning and ending tax benefits for the years ended December 31, is as follows:

	2009	2008	2007
Beginning balance	$163,185	$134,826	$109,476
Additions:
Current year tax positions	19,064	20,447	40,288
Prior year tax positions	9,914	15,654	4,544
Reductions:
Prior year tax positions, due to changes in judgments	(18,248)	(2,613)	(4,886)
Settlements with tax authorities	(16,460)	(1,397)	(11,990)
Expired statute of limitations	(11,708)	(3,732)	(2,606)

Ending balance	$145,747	$163,185	$134,826

The entire balance of $145,747 of unrecognized tax benefits, if recognized, would affect the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly within the next twelve months.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The Company is subject to tax in the United States, Belgium and various state and other foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2001.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. At December 31, 2009 and 2008, the Company had recognized net interest payable of $18,866 and $14,014, respectively, in its consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, the Company recorded net interest expense of $4,852, $8,118 and $800, respectively, in its consolidated statements of operations. At December 31, 2009 and 2008, the Company had recognized $155 and $2,609, respectively, of penalties payable in its consolidated balance sheets.

Note 21. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated both Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracy to monopolize a particular market. These actions were designated as related cases to the DOJ litigation. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150,000 per quarter with the first payment having been made in September 2008. See Note 19 (Obligations under Litigation Settlements) for additional discussion. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750,000. The MasterCard share of the settlement, paid to Discover in November 2008, was $862,500. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35,000 in November 2008.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties have proceeded with discovery. On September 14, 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “—U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. On January 5, 2010, the court in the California consumer actions executed an order preliminarily approving the settlement, overruling objections by the plaintiff in the Attridge case. A hearing on final approval of the settlement is set for July 16, 2010. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

Currency Conversion Litigations

MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al. (the “Schwartz action”), was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. Trial of the Schwartz action commenced on May 20, 2002 and concluded on November 27, 2002. The Schwartz action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. MasterCard denies these allegations.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid $72,480 to be used for the defendants’ settlement fund to settle the MDL action and $13,440 to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements, which were subject to both final approval by Judge Pauley and resolution of all appeals. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On November 3, 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements. On November 20, 2009, the same plaintiff in the New York state cases filed notice of appeal of final settlement approval in the MDL action. Within the time period for appeal in the MDL action, twelve other such notices of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

appeal were filed. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of $3,557, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. On June 4, 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved on December 19, 2003. On January 24, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement thus making it final. On July 1, 2009, MasterCard International entered into an agreement with the plaintiffs to prepay MasterCard International’s remaining payment obligations under the settlement agreement at a discount. On August 26, 2009, the court entered a final order approving the prepayment agreement. The agreement became final pursuant to its terms on September 25, 2009 as there were no appeals of the court’s approval, and the prepayment was made on September 30, 2009. See Note 19 (Obligations under Litigation Settlements) for additional discussion.

In addition, individual or multiple complaints have been brought in 19 different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. In December 2008, MasterCard reached an agreement in principle to resolve the California state court actions described above for a payment by MasterCard of $6,000. As discussed above under “Department of Justice Antitrust Litigation and Related Party Litigations,” in connection with the Attridge action, on September 14, 2009, the parties to the California state court actions executed a settlement agreement which the parties believe would resolve the actions, subject to approval by the California state court. On January 5, 2010, the court executed an order preliminarily approving the settlement. A hearing on final approval of the settlement is set for July 16, 2010.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard’s interchange fees are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. Except as described below, no provision for losses has been provided in connection with them.

United States.    On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority styled as class actions although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court heard oral argument on the plaintiffs’ class certification motion on November 19, 2009. The parties are awaiting a decision on the motion.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

On January 29, 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. On March 31, 2009, MasterCard and the other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court heard oral argument on the motion on November 18, 2009. The parties are awaiting decisions on the motions.

On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On November 25, 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. On March 31, 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion on November 18, 2009. The parties are awaiting a decision on the motion. On July 2, 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports on December 14, 2009 countering the plaintiffs’ assertions of liability and damages. Briefing on dispositive motions, including summary judgment motions, is currently scheduled to be completed on October 25, 2010. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

On October 10, 2008, the Antitrust Division of the DOJ issued a civil investigative demand to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant point of acceptance rules, particularly with respect to merchants’ ability to steer customers to payment forms preferred by merchants. Subsequently, MasterCard received requests for similar information from certain State Attorneys General, including the Attorneys General of Ohio and Texas. In addition, on December 23, 2009, MasterCard received a request from the Texas Attorney General’s office for MasterCard’s responses to questions concerning both its merchant point of acceptance rules as well as its practices surrounding the setting of default interchange rates. MasterCard is cooperating with the DOJ and the offices of the State Attorneys General in connection with their requests for information.

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $500 U.S. per day) in the event that MasterCard fails to comply. On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.

On March 26, 2008, the European Commission announced that it has opened formal antitrust proceedings against, and on April 6, 2009, the European Commission announced that it had issued a Statement of Objections to, Visa Europe Limited, under Article 81 of the EC Treaty. The proceedings are in relation to Visa’s multilateral interchange fees for cross-border and certain domestic consumer payment card transactions within the EEA and Visa’s ‘honor all cards’ rule as it applies to these transactions.

The December 19, 2007 decision against MasterCard permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission’s satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. In March 2008, MasterCard entered into discussions with the European Commission

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, on April 26, 2008, the European Commission informed MasterCard that it had rejected such request. On June 12, 2008, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. On October 17, 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response on November 13, 2008.

On March 30, 2009, MasterCard gave certain undertakings to the European Commission and, in response, on April 1, 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 19, 2007 or for infringing the antitrust laws in relation to the October 1, 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard’s undertakings include: (1) repealing the October 1, 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard’s application for annulment of the European Commission’s December 19, 2007 decision.

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the December 19, 2007 decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the December 19, 2007 decision could also significantly impact MasterCard International’s European customers’ and MasterCard Europe’s business. The European Commission decision could also lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or, in certain jurisdictions, regulation. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its application for annulment of the decision, could result in MasterCard owing substantial damages.

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

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. The OFT has indicated that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to the December 2007 decision of the European Commission. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

Poland.    In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. As part of this decision, the PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision. On November 12, 2008, the appeals court reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the appeals court’s decision because it has significant interest in the outcome of the case. The PCA has appealed other parts of the decision. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary.    In January 2008, the Hungarian Competition Authority (HCA) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s (and Visa Europe’s) domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. On July 12,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held on September 8 and 9, 2009. On September 24, 2009, the HCA ruled that MasterCard’s (and Visa’s) historic interchange fees violated the law and fined MasterCard Europe and Visa Europe each approximately $2,600, which was paid during the fourth quarter of 2009. The HCA issued its formal decision on December 2, 2009 and on December 18, 2009, MasterCard appealed the decision to the Hungarian courts. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy.    On July 15, 2009, the Italian Competition Authority (ICA) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected. If the Italian Competition Authority issues a Statement of Objections to MasterCard in connection with the matter, MasterCard would have the opportunity to respond both in writing and at a hearing and, if a negative decision were reached, to appeal the decision. A negative decision could result in MasterCard and/or its customers being fined and, if not reversed on appeal, could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

New Zealand.    In November 2003, MasterCard assumed responsibility for setting domestic default interchange fees in New Zealand, which previously had been set by MasterCard’s customer financial institutions in New Zealand. In early 2004, the New Zealand Competition Commission (the “NZCC”) commenced an investigation of MasterCard’s domestic interchange fees. MasterCard cooperated with the NZCC in its investigation, made a number of submissions concerning its New Zealand domestic default interchange fees and met with the NZCC on several occasions to discuss its investigation. In November 2006, the NZCC filed a lawsuit alleging that MasterCard’s (and Visa’s) domestic default interchange fees and certain other of MasterCard’s practices, including its “honor all cards” rule, do not comply with New Zealand competition law, and seeking penalties. Several large merchants subsequently filed similar lawsuits seeking damages and injunctive relief. On August 24, 2009, MasterCard entered into a settlement with the NZCC under which, in return for the NZCC terminating the proceeding as against MasterCard, MasterCard agreed to modify and/or clarify some of its rules as they apply to New Zealand. These rule modifications, which were instituted as a result of the settlement, include the fact that MasterCard will set maximum interchange rates for New Zealand transactions and post them on its website, and issuers will be permitted to set their own interchange fees up to the maximum rates, and MasterCard will not prohibit merchants from imposing a surcharge on their customers when they choose to use their MasterCard cards to make purchases in New Zealand, so long as merchants inform customers and any surcharges bear a reasonable relationship to the merchant’s cost of accepting MasterCard cards. In agreeing to the settlement with the NZCC, MasterCard did not admit any wrongdoing or pay any penalties (however, MasterCard did agree to pay half of the NZCC’s legal costs). On October 2, 2009, MasterCard entered into a settlement with the merchant plaintiffs under which, in return for the merchant plaintiffs terminating the proceeding as against MasterCard, MasterCard agreed, among other things and subject to certain conditions, to give the merchants the same commitments as it had given the NZCC, as set forth above. In agreeing to the settlement with the merchant plaintiffs, MasterCard did not admit any wrongdoing or agree to pay any damages (however, MasterCard did agree to pay half of the merchant plaintiffs’ legal costs).

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

South Africa.    On August 4, 2006, the South Africa Competition Commission created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, on June 25, 2008, the Enquiry published an Executive Summary of its findings. The Enquiry’s full report was made public on December 12, 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. The Enquiry’s report is non-binding but is under active consideration by South African regulators. If adopted, the Enquiry’s recommendations could have a significant adverse impact on MasterCard’s business in South Africa.

On October 21, 2008, the South African National Assembly (the “National Assembly”) adopted amendments to that country’s competition laws concerning so-called “complex monopolies” and criminalizing certain violations of those laws (the “South Africa Bill”). On January 29, 2009, the then President of South Africa referred the South Africa Bill back to the National Assembly for further consideration and, in early February 2009, the National Assembly readopted the South Africa Bill. The President also stated that he might submit the South Africa Bill to that country’s Constitutional Court for review. In April 2009, South Africa elected a new President, who signed the South Africa Bill on August 27, 2009 without either referring it to the Constitutional Court or setting a date on which the South Africa Bill will enter into force. If and when the South Africa Bill becomes effective, it could have a significant adverse impact on MasterCard’s business in South Africa.

Other Jurisdictions.    In January 2006, a German retailers association filed a complaint with the Federal Cartel Office (“FCO”) in Germany concerning MasterCard’s (and Visa’s) domestic default interchange fees. The complaint alleges that MasterCard’s (and Visa’s) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs”. On December 21, 2009, the FCO sent MasterCard a questionnaire concerning its domestic interchange fees.

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

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, and bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	2009	2008
MasterCard-branded transactions:
Gross Settlement Exposure	$26,373,185	$21,179,044
Collateral held for Settlement Exposure	(2,759,105)	(1,813,171)

Net uncollateralized Settlement Exposure	$23,614,080	$19,365,873

Uncollateralized Settlement Exposure attributable to non-compliant members	$210,618	$56,795

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,433,112	$3,236,175

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 40% and 49% at December 31, 2009 and 2008, respectively. The second largest country that accounted for this Settlement Exposure was the United Kingdom, at approximately 9% and 10% at December 31, 2009 and 2008, respectively. A significant portion of the increase in Gross Settlement Exposure is attributable to an affiliate member domiciled outside the U.S. which became a principal member during 2009. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 56% and 48% at December 31, 2009 and December 31, 2008, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $400,832 and $446,679 at December 31, 2009 and December 31, 2008, respectively. The reduction in travelers cheques exposure is attributable to MasterCard branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard has obtained an unlimited guarantee estimated at $313,009 and $348,995 at December 31, 2009 and December 31, 2008, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard has obtained a limited guarantee estimated at $14,481 and $15,949 at December 31, 2009 and December 31, 2008, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

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

Note 23. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. On January 1, 2009, the Company adopted the new disclosure requirements for derivative instruments and hedging activities. This

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

adoption had no impact on the Company’s financial position or results of operations; it required additional financial statement disclosures. The Company has applied these disclosure requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented.

The Company does not designate foreign currency forward contracts as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding forward contracts at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

As of December 31, 2009, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	December 31, 2009		December 31, 2008
	Notional	Estimated Fair Value[1]	Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$37,998	$(463)[1]	$292,538	$21,913	[1]
Commitments to sell foreign currency	50,296	(776)[1]	154,187	12,227	[1]
Balance Sheet Location:
Accounts Receivable		$628		$34,227
Other Current Liabilities		(1,867)		(87)

Euro Functional Currency

	December 31, 2009			December 31, 2008
	Notional	Estimated Fair Value[1]		Notional	Estimated Fair Value[1]
Commitments to purchase foreign currency	$16,122	$(72)	[1]	$—	$—
Commitments to sell foreign currency	45,038	$37	[1]	66,405	(409)	[1]
Balance Sheet Location:
Accounts Receivable		81			$290
Other Current Liabilities		(116)			(699)

	Amount and Location of Gain (Loss) Recognized in Income during the Year Ended December 31, 2009
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts	General and administrative	$(11,944)
	Revenues	(6,087)

	Total	$(18,031)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except percent and per share data)

The currencies underlying the foreign currency forward contracts consist primarily of the euro, U.K. pound sterling, Australian dollar, and Norwegian Krone. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of December 31, 2009 and 2008 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2009 and 2008.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 24. Segment Reporting

MasterCard has one reportable segment, “Payment Solutions.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analyses of MasterCard as one operating segment. The Chief Executive Officer has been identified as the chief operating decision-maker.

Revenue by geographic market is based on the location of the Company’s customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 45.5%, 47.2% and 49.7% of net revenues in 2009, 2008 and 2007, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard did not have any one customer that generated greater than 10% of net revenues in 2009, 2008 or 2007.

Note 25. Other Income

During the year ended December 31, 2009, the Company recognized a gain of approximately $14,000 on the prepayment of the Company’s remaining obligation on a litigation settlement. During the year ended December 31, 2008, the Company recognized $75,000, pre-tax, in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business. During the year ended December 31, 2007, the Company recognized $90,000, pre-tax, in other income related to a settlement agreement to discontinue its relationship with the organization which operates the World Cup soccer events and not sponsor the 2010 and 2014 World Cup soccer events.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA (Unaudited)

(In thousands, except per share data)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31	2009 Total
Revenue	$1,156,102	$1,279,889	$1,364,275	$1,298,418	$5,098,684
Operating income	561,293	557,186	673,503	468,126	2,260,108
Net income attributable to MasterCard	367,258	349,074	452,199	294,001	1,462,532
Net income per share (basic)	$2.81	$2.67	$3.46	$2.25	$11.19
Weighted average shares outstanding (basic)	129,636	129,743	129,936	130,027	129,838
Net income per share (diluted)	$2.80	$2.67	$3.45	$2.24	$11.16
Weighted average shares outstanding (diluted)	129,975	130,118	130,359	130,476	130,232

	2008 Quarter Ended
	March 31	June 30	September 30	December 31[1]	2008 Total
Revenue	$1,182,084	$1,246,504	$1,338,178	$1,224,834	$4,991,600
Operating income (loss)	515,607	(1,233,204)	(279,264)	462,356	(534,505)
Net income (loss) attributable to MasterCard	446,878	(746,653)	(193,582)	239,442	(253,915)
Net income (loss) per share (basic)[2]	$3.37	$(5.70)	$(1.48)	$1.83	$(1.94)
Weighted average shares outstanding (basic)	131,426	130,073	129,536	129,572	130,148
Net income (loss) per share (diluted)[2]	$3.37	$(5.70)	$(1.48)	$1.83	$(1.94)
Weighted average shares outstanding (diluted)	131,764	130,073	129,536	129,952	130,148

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

[2]

As more fully described in Note 1 to the consolidated financial statements included in Part II, Item 8, these amounts have been revised in accordance with the adoption of a new accounting standard related to instruments granted in share-based payment transactions which became effective for the Company on January 1, 2009.

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

Changes in Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2009. In a report included in Item 8, management concluded that based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2009. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Item 8.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

On February 11, 2010, the Company, in the ordinary course of business, issued 52 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 18 shares of Class M common stock due to the terminations of principal members, pursuant to the amended and restated certificate of incorporation of the Company (the “Charter”). In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

On February 2, 2010, the Company’s board of directors set September 21, 2010 as the date for the 2010 annual meeting of stockholders (the “Annual Meeting”).

The Company had previously disclosed in its proxy statement for its 2009 annual meeting of stockholders that in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, stockholder proposals had to be received by the Company no later than December 24, 2009 for inclusion in the proxy statement for the Annual Meeting.

Because the date of the Annual Meeting has been delayed by more than 70 days from the anniversary date of the Company’s 2009 annual meeting of stockholders, the Company’s bylaws require that notice of a stockholder nomination for candidates for the Company’s board of directors or any other business to be brought before the Annual Meeting (separate and apart from the requirements of Rule 14a-8 relating to inclusion of a stockholder’s proposal in the Company’s proxy statement) must be received by the Corporate Secretary of the Company no later than June 23, 2010 and no earlier than May 24, 2010 for consideration at the Annual Meeting. All such notices should be marked for the attention of the Corporate Secretary, MasterCard Incorporated, 2000 Purchase Street, Purchase, New York 10577.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2010.

Item 11.    Executive Compensation

The information required by this Item with respect to executive officer and director compensation will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management equity and compensation plans will be provided in accordance with Instruction G(3) to Form 10-K no later than April  30, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to transactions with related persons, the review, approval or ratification of such transactions and director independence will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2010.

Item 14.    Principal Accountant Fees and Services

The information required by this Item with respect to auditors’ services and fees will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2010.

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

MASTERCARD INCORPORATED (Registrant)

Date: February 18, 2010	By:	/S/ ROBERT W. SELANDER
Robert W. Selander
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 18, 2010	/S/ ROBERT W. SELANDER
Robert W. Selander
Chief Executive Officer; Director
(Principal Executive Officer)
Date: February 18, 2010	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)
Date: February 18, 2010	/S/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)
Date: February 18, 2010	/S/ SILVIO BARZI
Silvio Barzi
Director
Date: February 18, 2010	/S/ DAVID R. CARLUCCI
David R. Carlucci
Director
Date: February 18, 2010	/S/ STEVEN FREIBERG
Steven Freiberg
Director
Date: February 18, 2010	/S/ BERNARD S.Y. FUNG
Bernard S.Y. Fung
Director
Date: February 18, 2010	/S/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date: February 18, 2010	/S/ NANCY J. KARCH
Nancy J. Karch
Director
Date: February 18, 2010	/S/ MARC OLIVIÉ
Marc Olivié
Director
Date: February 18, 2010	/S/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director
Date: February 18, 2010	/S/ MARK SCHWARTZ
Mark Schwartz
Director
Date: February 18, 2010	/S/ JACKSON TAI
Jackson Tai
Director

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2009 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 5, 2008 (File No. 001-32877)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2009 (File No. 001-32877)).

10.1	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.2	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.3*	Agreement, dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (File No. 000-50250)).

10.4*	Master Agreement, dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (File No. 000-50250)).

10.5*	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed May 23, 2006 (File No. 333-128337)).

10.6*	Amendment to Member Business Agreement by and between MasterCard International Incorporated and HSBC Bank USA and Household Bank (SB), N.A. dated December 27, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.7+	Employment Agreement between Robert W. Selander and MasterCard International dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.8+	Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed
January 2, 2009 (File No. 001-32877)).

10.9+	Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.10+	Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.11+	Description of Employment Arrangement with Gary Flood.

10.12+	Employment Agreement between Ajaypal Banga and MasterCard International Incorporated, dated June 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed June 19, 2009 (File No. 001-32877)).

10.12.1+	Offer Letter between Ajaypal Banga and MasterCard International Incorporated, dated June 15, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed
June 19, 2009 (File No. 001-32877)).

10.13+	MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.14+	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.15+	MasterCard International Senior Executive Annual Incentive Compensation Plan, amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2007 (File No. 001-32877)).

10.16+	MasterCard International Incorporated Restoration Program, as amended and restated January 1, 2007 unless otherwise provided (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.17+	MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.18+	MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.19+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.20+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.21+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.22+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877)).

10.23+	MasterCard International Incorporated Executive Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.24+	MasterCard International Incorporated Change in Control Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.25+	Schedule of Non-Employee Directors’ Annual Compensation (effective as of January 1, 2010).

10.26+	2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.27+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.28	Form of Indemnification Agreement between MasterCard Incorporated and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.29	Form of Indemnification Agreement between MasterCard Incorporated and its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.30	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.31	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.32	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.33	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.34*	Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.35	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.36	Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.37	Agreement to Prepay Future Payments at a Discount, dated as of July 1, 2009, by and between MasterCard International incorporated and Co-lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed July 2, 2009 (File No. 001-32877)).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of MasterCard Incorporated.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.