Form 10-K/A
period 2009-12-31
MASTERCARD INC
filed 2010-04-22
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.5 billion.  There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share, or the registrant’s Class M common stock, par value $.0001 per share.  As of April 15, 2010, there were 110,822,372 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 19,977,657 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,846 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MASTERCARD INCORPORATED

FISCAL YEAR 2009 FORM 10-K/A ANNUAL REPORT

(AMENDMENT NO. 1)

EXPLANATORY NOTE

MasterCard Incorporated (the “Company”, “MasterCard”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing” or “Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2010, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Below is biographical information for each director who serves on the Company’s Board of Directors (the “Board of Directors”).

In assessing the qualities of directors to serve as members of the Board of Directors, the Nominating and Corporate Governance Committee (the “Nominating Committee”) believes that directors should meet the highest standards of professionalism, integrity and ethics and be committed to representing the long-term interests of its stockholders.  The Nominating Committee further believes all directors should possess strength of character and maturity in judgment.  In addition, although the Board of Directors does not have a specific diversity policy, the Nominating Committee seeks to foster diversity on the Board of Directors by taking into account geographic diversity to reflect the geographic regions in which the Company operates in a manner approximately proportional to its business activity, as well as diversity of age, gender, race, ethnicity and cultural background.  In selecting directors, the Nominating Committee also endeavors to have a Board of Directors representing a range of leadership and other experiences relevant to the Company’s global activities.

The following are key experiences, qualifications and skills that the Company’s directors bring to the Board of Directors and that the Nominating Committee believes are desirable in light of the Company’s business and structure:

•	Global business experience (including significant experience in the geographic regions in which the Company operates);

•	Leadership experience (including service as a chief executive officer and/or other senior executive level positions);

•	Relevant industry experience (including in the retail banking and payments industry, telecommunications and with merchants);

•	Finance experience;

•	Regulatory experience (including with governments and regulatory bodies);

•	Technology experience; and

•	Brand and marketing expertise.

Important elements of each of the director’s experiences, qualifications and skills that the Board of Directors considered in leading it to conclude that each such individual should serve as a director of the Company is included in the biographies below.

Class A Directors

The following Class A Directors are expected to serve on the Board of Directors until the expiration of their term at the annual meeting of stockholders for the year indicated in each individual’s biography:

Richard Haythornthwaite, age 53

Mr. Haythornthwaite is Chairman of the Company’s Board of Directors and has served on the Board of Directors since May 2006.  Mr. Haythornthwaite’s term as a director expires in 2012.  Mr. Haythornthwaite is Non-Executive Chairman of Network Rail, President of PSI UK Ltd and an advisor to Star Capital Partners Limited.  From 2006 until 2008, Mr. Haythornthwaite was a partner of Star Capital Partners.  From 2001 to 2005, Mr. Haythornthwaite served as Chief Executive Officer and Director for Invensys plc and from 1997 to 2001 he served as Chief Executive, Europe and Asia and then as Group Chief Executive for Blue Circle Industries plc (acquired by Lafarge SA in 2001).  His prior positions include serving as a Director of Premier Oil plc, President of BP Venezuela, and General Manager, Magnus Oilfield, BP Exploration.  Mr. Haythornthwaite is also Chairman of Southbank Centre Board.  Within the last five years, Mr. Haythornthwaite has also served as a non-executive director, chairman of the remuneration committee and member of the audit and nominating committees of Imperial Chemical Industries plc, and also as a director of Land Securities Group plc.

Director Qualifications:

•	Global business, Leadership and Relevant industry experience – Former CEO of Invensys plc and Blue Circle Industries plc, UK public multinational corporations; senior level executive at BP

•

Regulatory experience – Current non-executive chairman of Network Rail, a UK rail infrastructure company; former Chairman of both the Risk and Regulation Advisory Council and the Better Regulation Commission, each in the UK

•

Finance experience – Former member of the audit committee of Imperial Chemical Industries plc; former member of the audit committee of Cookson Group plc; active supervision of principal financial officer while Group Chief Executive of Blue Circle Industries plc and CEO of Invensys plc; member of MasterCard Incorporated’s audit committee since May 2006

Ajay Banga, age 50

Mr. Banga has been appointed Chief Executive Officer of MasterCard Incorporated and MasterCard International, effective as of July 1, 2010.  Mr. Banga is President and Chief Operating Officer of MasterCard Incorporated and MasterCard International.  In this capacity, he is responsible for the Company’s relationships with its customers globally, including the delivery of products, services and marketing, and technology and operations.  Mr. Banga was appointed to the Company’s Board of Directors on April 12, 2010.  His term as a director expires in 2012.  Mr. Banga is also a member of the Executive Committee.  Prior to joining MasterCard as President and Chief Operating Officer in August 2009, Mr. Banga served as Chief Executive Officer of Citigroup’s Asia Pacific region from March 2008 until August 2009.  Since joining Citigroup in 1996, Mr. Banga had served in several positions of increasing responsibility, including Chairman and Chief Executive Officer of Citigroup’s International Global Consumer Group, Executive Vice President of Citigroup’s Global Consumer Group, President of Citigroup’s Retail Banking North America, business head for CitiFinancial and the U.S. Consumer Assets Division and division executive for the consumer bank in Central/Eastern Europe, Middle East, Africa, and India.  Prior to joining Citigroup, Mr. Banga spent 13 years with Nestle India and two years with PepsiCo.  Mr. Banga serves on the board of directors of Kraft Foods Inc., is on the board of trustees of the Asia Society, is a member of The Council on Foreign Relations and The Economic Club of New York, and is a fellow of the Foreign Policy Association.  He is also a member of the Financial Services Roundtable, an industry organization.  Within the last five years, Mr. Banga has also served on the boards of trustees of Enterprise Community Partners, Inc., the National Urban League and the New York Hall of Science, and was a director of the Council for Economic Education.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience – President and Chief Operating Officer of MasterCard Incorporated and MasterCard International from August 2009, and CEO, effective July 1, 2010; extensive senior level experience in the global retail banking and payments industry through various positions at CitiBank, N.A., including Chief Executive Officer of Citigroup’s Asia Pacific region; extensive senior level business experience in North America, Asia Pacific, Central/Eastern Europe, Middle East, Africa and India

•

Brand and marketing expertise – marketing experience at Nestle India, a global food and beverage company; brand and marketing experience at PepsiCo, a global food and beverage company; director of Kraft Foods Inc., a global food company

David R. Carlucci, age 55

Mr. Carlucci has served on the Company’s Board of Directors since May 2006.  Mr. Carlucci is the Chairman, Chief Executive Officer and President of IMS Health Incorporated.  Mr. Carlucci’s term as a director expires in 2012.  Mr. Carlucci has served as Chief Executive Officer and President of IMS Health Incorporated since January 2005 and served as President and Chief Operating Officer of IMS Health Incorporated from October 2002 until January 2005.  Mr. Carlucci was appointed to serve as Chairman of IMS Health Incorporated’s board of directors effective April 1, 2006.  From January 2000 until January 2002, before joining IMS Health Incorporated, Mr. Carlucci was General Manager of IBM Americas, which comprises all of IBM’s sales and distribution operations in the U.S., Canada and Latin America.  Prior to that, Mr. Carlucci held roles of increasing responsibility at IBM, including General Manager of IBM’s S/390 Division from January 1998 to January 2000; Chief Information Officer from February 1997 to January 1998; General Manager, IBM Printing Systems Company from July 1995 to January 1997; Vice President, Systems, Industries and Services, Asia Pacific from January 1993 to July 1995; and Vice President, marketing and channel management, IBM Personal Computer Company—North America from February 1990 to December 1992.  Within the last five years, Mr. Carlucci also served as a member of the advisory board of Mitsui USA.

Director Qualifications:

•

Global business, Leadership and Technology experience – Current CEO of IMS Health Incorporated, a US-based multinational corporation which is a leader in providing market intelligence to the pharmaceutical and healthcare industries; several senior executive level positions at IBM, including operations and management experience in the U.S., Canada, Latin America and Asia Pacific

Bernard S.Y. Fung, age 56

Mr. Fung has served on the Company’s Board of Directors since June 2006.  Mr. Fung’s term as a director expires in 2011.  Mr. Fung is Chairman and Chief Executive Officer, Aon Asia Pacific region, a subsidiary operation of the Chicago-based Aon Corporation.  He is a member of Aon Corporation’s Executive Committee.  Mr. Fung was named Chief Executive Officer of Aon Asia Limited in 1997, Chairman and Chief Executive Officer, Asia, in 2000, and Chairman and Chief Executive Officer, Asia Pacific region in 2004.  He joined Aon from Inchcape/Bain Hogg where he was CEO when it was acquired by Aon in 1997.  Prior to Aon, he worked for Alexander & Alexander Group in several senior management positions in both Toronto, Canada and New York.  He began his career as an audit manager and chartered accountant with KPMG International.

Director Qualifications:

•

Global business, Leadership and Finance experience – Current CEO of Aon Asia Pacific region, which constitutes the Asia Pacific operations of Aon Corporation, a multinational reinsurance company; member of Aon Corporation’s executive committee; extensive senior level business experience in the U.S., Canada and Asia

•	Finance experience – Former audit manager and chartered accountant with KPMG International

Nancy J. Karch, age 62

Ms. Karch has served on the Company’s Board of Directors since January 2007.  Ms. Karch’s term as a director expires in 2010.  Ms. Karch is Director Emeritus of the consulting firm, McKinsey & Company, where she served as a senior partner from 1988 until 2000, and served in other capacities there beginning in 1974.  She serves as a director and audit committee chair for, and member of the nominating and corporate governance committee of, Liz Claiborne Inc., an apparel company; a director and member of the compensation committee and chair of the nominating and governance committee for Genworth Financial, Inc., a life insurance and financial services company; and a director, member of the audit committee and chair of the nominating and corporate governance committee for The Corporate Executive Board Company, a business research firm.  She is also a Trustee of The Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations.  Within the last five years, Ms. Karch has also served as a member of the board of directors of The Gillette Company and Toys “R” Us Inc.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience and Brand and marketing expertise – Extensive focus on merchants and retail industry, as well as strategy and marketing, for global clients as a former senior partner of McKinsey & Company, a global management consulting firm; merchant and retail experience through positions as a current director of Liz Claiborne Inc. and as a former director of several retail and retail-centric companies, including The Gillette Company and Toys “R” Us Inc.; extensive experience as a director of U.S. public companies

•

Finance experience – Audit Committee chair of Liz Claiborne Inc.; director and member of the audit committee of The Corporate Executive Board, a business research firm; director of Genworth Financial, Inc., a leading life insurance and financial services company; former member of the audit committees of The Gillette Company and Toys “R” Us Inc.; member of MasterCard Incorporated’s audit committee since February 2007

José Octavio Reyes Lagunes, age 58

Mr. Reyes has served on the Company’s Board of Directors since January 2008.  Mr. Reyes’ term as a director expires in 2010.  Mr. Reyes is President, Latin America Group at The Coca-Cola Company, a position he has held since December 2002.  Mr. Reyes began his career at The Coca-Cola Company in 1980 at Coca-Cola de Mexico as Manager of Strategic Planning.  In 1987, he was appointed Manager of the Sprite and Diet Coke brands at corporate headquarters in Atlanta.  In 1990, he was appointed Marketing Director for Brazil, and he later became Vice President of Marketing and Operations for Coca-Cola de Mexico.  Mr. Reyes became President for Coca-Cola de Mexico in 1996.  In September 2002, Mr. Reyes was named President of the North Latin America Division at Coca-Cola, comprising Mexico, Venezuela, Colombia, Central America and the Caribbean.  Prior to joining Coca-Cola, Mr. Reyes spent five years with Grupo IRSA, a Monsanto Company joint venture.  He is a member of the advisory board of the NFL – Mexico and is a Director of the Papalote Museo de Niño and a member of the advisory board of Casa de la Amistad, both not-for-profit organizations.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience and Brand and marketing expertise – Merchant and retail experience as current president of Latin America group of The Coca-Cola Company, a global leading multinational public company in the beverage industry; former brand manager for The Coca-Cola Company, with marketing positions of increasing responsibility in North America and Latin America

Marc Olivié, age 56

Mr. Olivié has served on the Company’s Board of Directors since May 2006.  Mr. Olivié’s term as a director expires in 2011.  Mr. Olivié is President, Chief Executive Officer and a Director of W.C. Bradley Co.  He is also the Chairman of MRO Management BVBA.  From July 2007 to October 2008, he was Chief Executive Officer of MRO Management BVBA.  From April 2005 to June 2007, Mr. Olivié was President and Chief Executive Officer of the Agfa-Gevaert Group.  During that time, he also served as the Executive Director of the board of directors and Chairman of the Executive Committee of Agfa-Gevaert N.V.  From 2004 to April 2005, Mr. Olivié was Executive Vice President of the Agfa-Gevaert Group.  From 2001 to 2004, Mr. Olivié was Senior Vice President and President, Global Bath and Kitchen Products for American Standard Companies Inc.  Prior thereto, Mr. Olivié was President and Chief Executive Officer of Armstrong Floor Products for Armstrong Holdings, Inc. from 2000 to 2001 and of Armstrong Building Products for Armstrong Holdings, Inc. from 1996 to 2000.  On December 6, 2000, Armstrong World Industries, Inc., the major operating subsidiary of Armstrong Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Director Qualifications:

•

Global business, Leadership, Relevant industry and Technology experience – Merchant experience as current CEO of W.C. Bradley Co., a privately held corporation which operates several consumer durables businesses and retail operations; former CEO of Agfa-Gevaert Group, a European multinational technology company; merchant experience as former President and CEO of Armstrong Floor Products and Armstrong Building Products for Armstrong Holdings, Inc.; extensive business experience in the U.S., Europe and the Middle East

•

Finance experience – active supervision of principal financial officer as CEO of several corporations, including W.C. Bradley Co.; former President and CEO of the Afga-Geveart Group; member of MasterCard Incorporated’s audit committee since May 2006

Mark Schwartz, age 55

Mr. Schwartz has served on the Company’s Board of Directors since May 2006.  Mr. Schwartz’s term as a director expires in 2011.  Mr. Schwartz is Chairman of MissionPoint Capital Partners LLC.  From late 2002 until early 2005, he served as a senior advisor to George Soros and then as President and Chief Executive Officer of Soros Fund Management LLC.  From 1979 to 2001, Mr. Schwartz served in various positions at The Goldman Sachs Group, Inc., including as Chairman, Goldman Sachs Asia, from 1999-2001, Member, Management Committee, from 1998 to 2001, and President, Goldman Sachs Japan, from 1997-2001.  Mr. Schwartz was a partner of The Goldman Sachs Group, Inc. from 1988 until he retired in 2001.  Mr. Schwartz currently serves as a director of Softbank Corp. and Voltaix, LLC.  He is a Trustee, member of the Executive Committee and Vice Chairman of the Audit Committee of NewYork-Presbyterian Hospital, member of the Executive Committee of the Morgan Stanley Children’s Hospital of New York-Presbyterian, and Vice Chairman of the Columbia Presbyterian Health Sciences Advisory Council.  He is also a Director of the President’s Council at Massachusetts General Hospital, on the board of directors of the Ragon Institute of MGH, MIT and Harvard (formerly the Partners AIDS Research Center), and on the advisory board of the Center for Regenerative Medicine.  Mr. Schwartz is the Chairman of the Visiting Committee of the Harvard Business School, as well as a member of the Dean’s Council at Harvard College, the Committee on University Resources Executive Committee of Harvard University, the New York Major Gifts Committee, the Dean’s Executive Committee of the Harvard Kennedy School, and the Asia Center and Harvard China Fund Advisory Committees.  Within the last five years, Mr. Schwartz has also served as a director of Harbor Point Limited, a private reinsurance company in Bermuda.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience – Current chairman of MissionPoint Capital Partners LLC, a multinational investment fund; former CEO of Soros Fund Management LLC, an investment fund; former partner of The Goldman Sachs Group, Inc., a leading investment bank, as well as former holder of various senior level leadership positions with Goldman Sachs, including positions in Asia Pacific region and member of Goldman Sachs Management Committee

•

Finance experience – In addition to Goldman Sachs and other experiences described above, current Vice Chairman of the audit committee of New York Presbyterian Hospital; former Chairman of the audit committee of Northern Westchester Hospital; determined by MasterCard Incorporated’s Board of Directors to be an “audit committee financial expert” and chairman of MasterCard Incorporated’s audit committee since September 2006

Robert W. Selander, age 59

Mr. Selander is Chief Executive Officer of MasterCard Incorporated and MasterCard International.  Effective July 1, 2010, Mr. Selander will become Executive Vice Chairman of MasterCard Incorporated and MasterCard International.  He will retire from the Company in December 2010.  Mr. Selander has served on the Board of Directors since June 2002 and the MasterCard International board of directors since 1997.  Mr. Selander’s term as a director will conclude upon his retirement.  Mr. Selander also leads the

Company’s Executive Committee.  He has served as Chief Executive Officer of MasterCard Incorporated and MasterCard International since his elections in June 2002 and April 1997, respectively.  In addition, until August 2009, Mr. Selander served as President of MasterCard Incorporated and MasterCard International from June 2002 and April 1997, respectively.  Prior to his election as President and Chief Executive Officer of MasterCard International in April 1997, Mr. Selander was an Executive Vice President and President of the MasterCard International Europe, Middle East/Africa and Canada regions.  Before joining MasterCard in 1994, Mr. Selander spent two decades with Citicorp/Citibank, N.A.  Mr. Selander is a member of the board of directors of The Financial Services Roundtable, an industry organization.  Within the last five years, Mr. Selander has also served as a director and member of the Audit, Nominating and Corporate Executive committees of the Hartford Financial Services Group, Inc.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience – Thirteen-year tenure as Chief Executive Officer of MasterCard Incorporated and MasterCard International, with prior global senior level leadership responsibilities; senior executive experience with Citicorp/Citibank N.A.

•

Finance experience – active supervision of chief financial officer as CEO of MasterCard Incorporated and MasterCard International; member of the board of directors of The Financial Services Roundtable; former member of the audit committee of the Hartford Financial Services Group, Inc.

Edward Suning Tian, age 46

Mr. Tian has served on the Company’s Board of Directors since May 2006.  Mr. Tian’s term as a director expires in 2010.  Mr. Tian is the founder and Chairman of China Broadband Capital Partners, L.P. (“CBC Capital”).  Prior to founding CBC Capital, Mr. Tian was the Vice Chairman and Chief Executive Officer of China Netcom Group Corporation (Hong Kong) Limited from November 2004 to May 2006.  Mr. Tian also served as Vice President, China Network Communications Corporation Ltd., parent company of China Netcom Group Corporation (Hong Kong) Limited during that period.  From 1999 to 2002, Mr. Tian served as Chief Executive Officer of China Netcom Corporation Ltd.  Mr. Tian was the co-founder and Chief Executive Officer of AsiaInfo Holdings, Inc. from 1993 to 1999.  Mr. Tian was the Vice Chairman of the board of directors of PCCW Limited from 2005 to 2007.  He is a Member of the International Business Council of the World Economic Forum, the Harvard Business School Asia Advisory Committee, and the Asia Business Council and the Asia Pacific Council of the Nature Conservancy.  In addition, Mr. Tian has been a member of the board of directors of AsiaInfo Holdings, Inc. since 1993 and has been serving as non-executive director of Lenovo Group Limited since August 2007.  Mr. Tian also serves as Senior Advisor to Kohlberg Kravis Roberts & Co., a private equity firm.  Since July 2008, he has been a director of Taikang Life Insurance Company Limited.

Director Qualifications:

•

Global business, Leadership, Relevant industry and Technology experience – Founder and current Chairman of China Broadband Capital Partners, L.P., a private equity fund primarily focused on investments in telecom, broadband, media and technology in China; former Vice Chairman and CEO of China Netcom Group Corporation (Hong Kong) Limited, a leading multinational telecommunications and international data communications operator in China and throughout the Asia Pacific region; co-founder, former CEO and current director of AsiaInfo Holdings, Inc., a leading telecommunications and technology corporation in China

Class M Directors

The following Class M Directors are expected to serve on the Board of Directors until the expiration of their term at the annual meeting of stockholders for the year indicated in each individual’s biography:

Silvio Barzi, age 62

Mr. Barzi has served on the Company’s Board of Directors since January 2008.  Mr. Barzi’s term as a director expires in 2010.  Mr. Barzi previously served on the Company’s Board of Directors from April 2003 until May 2006 and again from June 2007 until January 2008 as a non-voting observer to the Board of Directors.  He also served as a member of the MasterCard Europe Region board from 2001 until May 2006, and has been a member of the MasterCard European board since the Company’s initial public offering in May 2006.  Mr. Barzi has served as Chairman of the MasterCard European board since June 2007.  Mr. Barzi is the founder and Chairman of UniCredit Family Financing (formerly known as UniCredit Commercial Financing), a bank specializing in credit cards, consumer credit and mortgages.  Mr. Barzi was Executive Vice President of UniCredit Group until his retirement at the end of 2009.  From February 2001 until May 2007, he served as Chief Executive Officer of UniCredit Commercial Financing.  Prior to joining UniCredit Group in 2000, Mr. Barzi was a Vice President at Booz Allen & Hamilton.  From 1995 until 1998, he worked for the Credit Suisse-Winterthur Group, where as Chief Operating Officer he was responsible for the merger and integration of six Italian-based insurance companies.  From 1981 to 1995, Mr. Barzi was a partner in the Italian office and a leader within the European Financial Institutions and Information Technology practices of McKinsey & Company.  Mr. Barzi serves as a director at SinSys.  Within the last five years, Mr. Barzi has also served as a director at Quercia Software.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience – Senior executive experience in the retail banking and payments industry as founder and Chairman and former CEO of UniCredit Family Financing (formerly known as UniCredit Commercial Financing), the bank within UniCredit Group which specializes in credit cards, consumer credit and mortgages, and as Executive Vice President of UniCredit Group, a multinational bank operating throughout Central and Eastern Europe; director at SinSys, a European card processor

•

Finance experience – Actively supervised principal financial officer as CEO of UniCredit Commercial Financing; Chief Operating Officer of Credit Suisse-Wintherthur Group, an investment bank; partner in the Italian office and leader within the European Financial Institutions practice of McKinsey & Company, a consulting firm; member of MasterCard Incorporated’s audit committee since April 2008

•

Technology experience – Partner in Italian office and leader within the Information Technology practice of McKinsey & Company, a consulting firm; former director at Quercia Software, a technology company

Steven J. Freiberg, age 53

Mr. Freiberg has served on the Company’s Board of Directors since September 2006.  Mr. Freiberg’s term as a director expires in 2012.  Previously, Mr. Freiberg served on the former U.S. region board of MasterCard from January 2001 until May 2006 and served as Chairman of the Company’s U.S. region board from 2004 until May 2006.  Effective April 1, 2010, Mr. Freiberg became Chief Executive Officer of E*TRADE Financial Corporation.  From September 2005 until his retirement effective January 31, 2010, Mr. Freiberg served as Executive Vice President of Citibank N.A.  From January 2009 until April 2009 Mr. Freiberg held the position of Chairman and Chief Executive Officer of Citi Holdings – Global Consumer.  Prior to being appointed to this position in January 2009, he served as Chief Executive Officer of Global Cards for Citigroup.  From 2005 until March 2008, Mr. Freiberg served as Chairman and Chief Executive Officer of Citigroup’s Global Consumer Group N.A. and Co-Chair of the Global Consumer Group.  Prior to his appointment as Co-Chairman of the Global Consumer Group in 2005, Mr. Freiberg served as Chairman and Chief Executive Officer of Citi Cards from 2001 until 2005.  Prior to that, Mr. Freiberg held positions of increasing seniority with Citigroup’s predecessor companies and affiliates since joining Citigroup’s Card Products Division in 1980.  Additionally, he served on the board of directors of several of Citigroup’s affiliates, including Citibank N.A., Citicorp Credit Services Inc., Citicorp Investment Services, Citicorp Insurance Group, Citibank Trust N.A., Citibank FSB and the Citigroup Foundation.  Mr. Freiberg also serves on the board of the March of Dimes and he Co-Chairs Habitat for Humanities’ NYC Council.  Within the last five years, Mr. Freiberg has also served on the boards of directors of Direct Marketing Association and Upromise.

Director Qualifications:

•

Global business, Leadership and Relevant industry experience – Extensive senior level experience on a global basis in the retail banking and payments industry through various positions at Citibank N.A., including various executive positions leading Citibank’s credit card and payments business; CEO of various units with Citigroup, including its global cards business; CEO of E*TRADE Financial Corporation, effective April 1, 2010

Jackson P. Tai, age 59

Mr. Tai has served on the Company’s Board of Directors since September 2008.  Mr. Tai’s term as a director expires in 2011.  Mr. Tai is the former Vice Chairman and Chief Executive Officer of DBS Group and DBS Bank Ltd., having served as Chief Executive Officer from June 2002 until December 2007.  Mr. Tai joined DBS Group in July 1999 as Chief Financial Officer, and subsequently served as President and Chief Operating Officer until his appointment as Chief Executive Officer.  From June 1974 until July 1999, Mr. Tai held several management positions in the Investment Banking Division at J.P. Morgan & Co. Incorporated in New York, Tokyo and San Francisco.  Mr. Tai currently serves as non-executive chairman of the board of directors and member of the audit committee of Brookstone, Inc., a member and chairman of the audit committee of the ING Groep NV supervisory board, the Asia Pacific advisory board of Bloomberg LP, the board of directors of CapitaLand, and the board of directors of Cassis International Pte. Ltd.  Mr. Tai has been nominated to serve as a member of the board of directors of NYSE Euronext.  Within the last five years, Mr. Tai has also served on the board of directors of Singapore Telecommunications Limited.

Director Qualifications:

•

Global business, Leadership, Relevant industry and Technology experience – Senior executive experience in the retail banking and payments industry as former Vice Chairman and Chief Executive Officer of DBS Group and DBS Bank, Ltd., a Singapore-based bank with operations throughout the Asia Pacific region; various additional leadership positions with DBS Group and DBS Bank, Ltd.; director on ING Groep NV supervisory board, a global finance services company based in Europe with retail and commercial banking operations in the U.S. and Europe; merchant experience as non-executive chairman of the board of directors of Brookstone, Inc., a U.S. specialty retailer; former director at Singapore Telecommunications Limited, a telecommunications company

•

Finance experience – Former Chief Financial Officer of DBS Group and DBS Bank Ltd.; active supervision of principal financial officer as former CEO of DBS Group and DBS Bank, Ltd.; chairman of the audit committee of the ING Groep NV supervisory board, member of the audit committees of Singapore Telecommunications Limited and Jones Lang LaSalle Incorporated, a public financial and professional real estate services firm; several management positions in the Investment Banking Division at JP Morgan & Co. Incorporated; member of the Tapestry Network’s European Audit Committee Leadership Network (which provides updates of changes in accounting principles and practices to audit committee chairmen; non-voting participant on MasterCard Incorporated’s audit committee since February 2009)

EXECUTIVE OFFICERS OF THE COMPANY

Biographical data for the current executive officers of the Company (“Executive Officers”) is set forth below, excluding biographies for Messrs. Selander and Banga, which are included above under “Directors – Class A Directors.”  Each Executive Officer serves at the discretion of the Chief Executive Officer or the Board of Directors.  Each Executive Officer is also a member of the Company’s Executive Committee, which manages the Company’s corporate performance and develops corporate strategy.

Gary J. Flood, age 51, is President, Global Products and Solutions for MasterCard Incorporated and MasterCard International.  In this capacity, he has responsibility for the products and services that the Company delivers to its customers.  Prior to being appointed to his current position in November 2007, Mr. Flood was Executive Vice President of Global Account Management for the Company.  In this capacity, Mr. Flood oversaw the Company’s efforts to support its largest global customers.  Previously, Mr. Flood was Senior Vice President of Consumer Card Product Management and Development, where he spent four years directing all MasterCard consumer credit programs in the United States.  Mr. Flood joined the Company in 1986 as Regional Marketing Director.  Before joining the Company, he was National Sales Manager for Citicorp’s Merchant Business.

Noah J. Hanft, age 57, is General Counsel, Chief Payment System Integrity and Compliance Officer and Corporate Secretary of MasterCard Incorporated and MasterCard International.  In this capacity, he is responsible for legal affairs and public policy as well as Payment Systems Integrity and franchise development.  Mr. Hanft was appointed as General Counsel and Corporate Secretary of the Company in October 2000.  In connection with the formation of the Company’s Law and Franchise Integrity Department, Mr. Hanft was appointed as Chief Franchise Officer in 2007, and he has continued to serve in such capacity following the position being renamed as Chief Payment System Integrity and Compliance Officer in 2009.  Mr. Hanft has served in various increasingly senior positions at the Company since 1984, except for 1990 to 1993, when Mr. Hanft was Senior Vice President and Assistant General Counsel at AT&T Universal Card Services Corp.  Prior to joining MasterCard, Mr. Hanft was associated with the intellectual property law firm of Ladas & Parry in New York.  Mr. Hanft began his career as an attorney with the Legal Aid Society and now serves as a member of its board of directors.

Martina Hund-Mejean, age 49, is Chief Financial Officer of MasterCard Incorporated and MasterCard International Incorporated.  Prior to becoming Chief Financial Officer in November 2007, Ms. Hund-Mejean served as Senior Vice President and Treasurer of Tyco International Ltd from December 2002 until November 2007.  Prior to joining Tyco International Ltd, she was Senior Vice President and Treasurer of Lucent Technologies Inc. (now Alcatel-Lucent).  From 1988 to 2000, Ms. Hund-Mejean held a series of finance positions of increasing responsibility at General Motors Corporation, both in the U.S. and U.K., including Assistant Treasurer from 1998 to 2000.  She began her corporate career as a credit analyst at Dow Chemical in Frankfurt, Germany.

Walter M. Macnee, age 55, is President, International Markets for MasterCard Incorporated and MasterCard International.  In this capacity, he is responsible for MasterCard customer-related activities outside the U.S.  Prior to being appointed to his current position, Mr. Macnee was President Global Markets from November 2007 until January 2009.  From 2006 until November 2007, Mr. Macnee was President of the Americas, with responsibility for building all aspects of the Company’s issuance and acceptance business in the United States, Canada, Latin America and the Caribbean.  From 2001 to 2004, Mr. Macnee was President of MasterCard Canada.   From 2004 to 2006, Mr. Macnee served as Executive Vice President, Canadian Imperial Bank of Commerce, in Toronto.   Previously, he spent 18 years with Toronto Dominion Bank.

Chris A. McWilton, age 51, is President, U.S. Markets for MasterCard Incorporated and MasterCard International.  Prior to being appointed to his current position, Mr. McWilton was President, Global Accounts from November 2007 until January 2009.  From October 2003 until November 2007, Mr. McWilton was Chief Financial Officer of the Company.  Prior to Mr. McWilton’s appointment as Chief Financial Officer in October 2003, he served as Senior Vice President and Controller of the Company.  Prior to January 2003, Mr. McWilton was a partner at KPMG LLP, an international accounting and tax firm, where he specialized in financial and SEC reporting matters.  Mr. McWilton joined KPMG LLP in 1980 and was elected to the partnership in 1992.

Robert Reeg, age 53, is President, Global Technology and Operations of MasterCard Incorporated and MasterCard International.  In this role, Mr. Reeg oversees MasterCard’s strategic processing platform, global network and quality of operations and is based at the Company’s Global Technology and Operations headquarters in St. Louis, Missouri.  Mr. Reeg served as Chief Technology Officer for MasterCard from 2005 until May 2008.  In this role, he was responsible for all computer operations, network engineering, technology architecture, database management, program management, and testing/software quality.  Prior to joining MasterCard in April 1995, Mr. Reeg held IT and business leadership positions with Sprint Corp., Cleveland Pneumatic, Totco Inc. and Conoco Inc.

Stephanie E. Voquer, age 58, is Chief Human Resources Officer of MasterCard Incorporated and MasterCard International.  In this capacity, she is responsible for Global Human Resources, which includes the corporate and regional Human Resources functions.  Prior to assuming this role, Ms. Voquer was responsible for Global Strategy and Operations for the Company from October 2007 to June 2008 and was the group head of Human Resources, MasterCard Europe, based in Waterloo, Belgium from February 2005 to September 2007.  Prior to joining MasterCard, in February 2005, Ms. Voquer served as director, Human Resources for Europe/Middle East/Africa (EMEA) for Avaya Communications from May 2001 to January 2005 (based in Belgium) and was the director of Human Resources Operations, Global Services, for IBM Europe, Middle East and Africa in Paris, France from May 1997 to April 2001.  Prior to assuming the HR leadership role at IBM Global Services in Europe, Ms. Voquer spent two years at IBM’s corporate headquarters in Armonk, New York.  She is a member of the Human Resources Roundtable Group.

CODE OF CONDUCT AND SUPPLEMENTAL CODE OF ETHICS

The Company has a written Code of Conduct that applies to all executive officers, employees and directors of the Company and provides a statement of the Company’s policies and procedures for conducting business legally and ethically.  In addition, the Company has adopted a written Supplemental Code of Ethics that applies to the Chief Executive Officer, President, Chief Financial Officer, Controller and other senior officers.  Both the Code of Conduct and the Supplemental Code of Ethics are posted on our website at http://www.mastercard.com and are available free of charge to any person who requests them by writing to the Corporate Secretary, MasterCard Incorporated, 2000 Purchase Street, Purchase, NY 10577.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing Audit Committee of the Board of Directors.  The current members of the Audit Committee are Ms. Karch and Messrs. Barzi, Haythornthwaite, Olivié and Schwartz (Chairman), each of whom the Board of Directors has determined qualify as independent according to the corporate governance listing standards of the NYSE (as described below under Item 13 – “Certain Relationships and Related Transactions and Director Independence” - “Director Independence”) and under the independence criteria established by the SEC.  Messrs. Haythornthwaite, Olivié and Schwartz were elected to the Audit Committee on May 31, 2006.  Ms. Karch was appointed to the Audit Committee on February 6, 2007 and Mr. Barzi was appointed on April 8, 2008.  As of February 3, 2009, Mr. Tai joined the Audit Committee as a non-voting participant.  The Board of Directors has identified Mr. Schwartz as an “audit committee financial expert” under the applicable SEC rules based on his experience and qualifications.  No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and officers, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC.  Based solely on its review of the copies of such forms received by it and written representations from reporting persons, the Company believes that all of its directors, officers and persons who beneficially own more than ten percent of the Company’s Class A common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2009.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the material elements of compensation for our executive officers who are listed in the Summary Compensation Table following this section (the “named executive officers”).  Our Human Resources and Compensation Committee (the “Compensation Committee”) is primarily responsible for ensuring on behalf of the Board of Directors that the compensation and benefit programs of the Company are competitive and appropriate to attract, retain and motivate our employees, including our named executive officers, and that the interests of our employees are aligned with stockholders’ interests.

The Company’s Compensation Principles

The Company’s compensation decisions for our named executive officers, which are approved by the Compensation Committee, are based on the following core principles:

•

Executive officer goals are linked with customer and stockholder interests.  The Company’s compensation policies are designed to align the interests of our executive officers with those of our customers and our stockholders.

•

Pay is performance-based.  We provide a total compensation program consisting of fixed and variable pay, with an emphasis on variable pay to reward short- and long-term performance measured against pre-established goals and objectives.

•

Compensation opportunities must be competitive to attract and retain talented employees.  Each year, the Compensation Committee assesses the competitiveness of total compensation levels for executives to enable us to successfully attract and retain executive talent.

Risk Assessment

The Compensation Committee has reviewed and assessed the Company’s compensation policies and practices for all employees, including our named executive officers.  Throughout the year, when establishing compensation program elements, making awards and determining final payouts for incentive compensation, the Compensation Committee considers the relationship of the Company’s risk oversight practices to employee compensation policies and practices.  The Compensation Committee believes that the Company’s compensation programs do not create or encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.  Several features in the Company’s compensation programs and policies mitigate or reduce the likelihood of excessive risk-taking by employees, including the following:

•	The core principles outlined above and compensation program elements discussed below are designed to align goals with stockholder interests.

•	Pay typically consists of a mix of fixed and variable compensation, with the variable compensation designed to reward both short- and long-term corporate performance.

•	A significant portion of our executive officers’ total direct compensation is in the form of equity awards that usually vest over multiple years.

•	The number of shares of our Class A Common Stock that can be issued upon satisfaction of the performance goals in the performance share units is capped at 200% of target.

•

The funded pool of our Senior Executive Annual Incentive Compensation Plan, or SEAICP, is capped at 200% of the aggregate of all target bonuses and individual awards in the plan may not exceed 250% of any individual’s target bonus.

•	The Compensation Committee has the ability to use, and has used, negative discretion to reduce payouts under the SEAICP.

•

Approximately 65 key managers and executives, including our named executive officers, fall under the Company’s stock ownership guidelines, which call for ownership of one to six times the individual’s base salary in Company stock.

Role of Compensation Consultant

The Compensation Committee has retained its own outside compensation consultant, Towers Perrin (upon the merger of Towers Perrin and Watson Wyatt Worldwide, now Towers Watson effective January 1, 2010) to provide the executive compensation consulting services described below.  Towers Perrin’s responsibilities to the Compensation Committee include: (1) assisting with the development and analysis of peer group companies for comparison of executive compensation, (2) conducting benchmarking of executive officer compensation relative to the peer group, and (3) advising on executive compensation and equity plan design.  Towers Perrin’s engagement includes reviewing and advising on all material aspects of executive compensation for the Company, including base salaries, bonuses and equity compensation.  Among other duties, Towers Perrin: (1) reports on trends, developments and best practices in executive compensation decisions, including the different elements that may be utilized for long-term incentive compensation, (2) discusses the merits of various performance metrics for incentive compensation, and (3) reviews and advises on perquisite practices among peer group and other companies.  Towers Perrin also provides advice to the Compensation Committee concerning all aspects of the Company’s executive compensation policies and programs.

During 2009, Towers Perrin: (1) gathered and compiled compensation-related information on the peer group companies, including individual elements and amounts of compensation and aggregate compensation information, (2) presented the peer group compensation information to the Compensation Committee, (3) gave an assessment to the Compensation Committee concerning individual elements of compensation payable to the Company’s Chief Executive Officer, and (4) provided information to, and gave an assessment to the Compensation Committee and the Chief Executive Officer concerning, individual elements of compensation payable to the other named executive officers.

Towers Perrin regularly attends the meetings of the Compensation Committee.  In the course of discharging its responsibilities to the Compensation Committee, Towers Perrin regularly communicates with the Chairman of the Compensation Committee outside of committee meetings.  Towers Perrin also meets with management and various members of the Company’s executive compensation group, and in particular the Company’s Head of Global Rewards and Chief Human Resources Officer, from time to time to, among other things, gather compensation-related information and to review recommendations that the Chief Executive Officer may make to the Compensation Committee concerning executive officer compensation other than his own.  Towers Perrin reports to the Compensation Committee on these matters rather than to management.  The Compensation Committee considers the consultant’s input and advice, yet uses its own independent judgment in making final decisions concerning compensation paid to executive officers of the Company.

Towers Perrin provides other services to the Company, which are authorized by management, including the following: (1) assisting in the development of the Company’s healthcare and wellness programs, including plan design and establishing a budget, (2) advising on benchmarking the Company’s benefit plans against the competitive marketplace, (3) periodically conducting service and compliance reviews of the Company’s employee benefits providers, (4) performing actuarial computations of some of the Company’s benefit plans, and (5) consulting with the Company’s product management group regarding payment products in healthcare reimbursement (collectively, the “non-executive compensation consulting services”).  Although the Compensation Committee does not approve the non-executive compensation consulting services, the Compensation Committee evaluates the non-executive compensation consulting services Towers Perrin provides to the Company and considers Tower Perrin’s independence in light of these other services.  MasterCard paid approximately $1.6 million to Towers Perrin for the non-executive compensation consulting services and approximately $600,000 for the executive compensation consulting services provided during 2009.

Peer Groups

In 2007, the Compensation Committee, with the assistance of Towers Perrin, established a revised methodology for selecting peer group companies.  The Compensation Committee applied the same methodology in 2009 as it did in both 2008 and 2007 for selecting peer group companies.  The peer group selected by the Compensation Committee was generally composed of publicly-traded and privately-held companies that have one or more of the following characteristics:

•	companies with whom the Company competes for executive talent,

•	companies that have a similar business or industry classification,

•	companies that have a strong global brand with an emphasis on marketing and/or technology,

•	companies that have similar market capitalization, revenues or asset turnover ratios, and

•	companies that derive a significant portion of revenue from international operations.

After considering companies that have one or more of the foregoing characteristics, the Compensation Committee determined, with the assistance of Towers Perrin, that the companies to compose the MasterCard peer group for 2009 were:

Affiliated Computer Services	Convergys Corp.	Kellogg	Shell Oil

Alliance Data Systems	Dannon USA	Keycorp	Starbucks

Amazon.com	Discover Financial Services Inc.	Kleenex	State Street Corp.

American Express	DST Systems Inc.	M&T Bank Corp.	Synovus Financial Corp

AmeriCredit Corp.	eBay	Marshall & Ilsley Corp.	TCF Financial Corp.

Automatic Data Processing	Fidelity National Information Services	Metavante Technologies Inc.	The Bank of New York Mellon Corp.

Avon Products	Fifth Third Bancorp	MTV Networks	Thomson Reuters

BB&T Corp.	First Horizon National Corp.	Nestle USA	Tiffany’s

Broadridge Financial Solutions Inc.	Fiserv Inc.	Nike	Total System Services Inc.

Campbell’s	Gap	Northern Trust Corp.	Visa

Capital One Financial Corp.	Global Payments Inc.	Perot Systems Corp.	Wrigley

Cognizant Technology Solutions Group	H.J. Heinz	PNC Financial Services Group	Xerox

Colgate-Palmolive	Harley-Davidson	Popular Inc.	Yahoo!

Comerica Inc.	Huntington Bancshares Inc.	Research In Motion	Yum! Brands

While the Compensation Committee relies on the peer group analysis to provide market data and relevant trend information, it realizes that peer group analysis is not a substitute for its collective business judgment.  In that respect, the Compensation Committee considers the peer group compensation information.  As described below, it does not rely exclusively on the information when making compensation decisions.  On an annual basis, the Compensation Committee evaluates and, if appropriate, modifies the peer group to ensure that it remains representative of the Company’s peers, based on the characteristics described above.

Program Elements

The primary elements of our executive compensation program consist of base salary, annual incentive and long-term incentive compensation, which we refer to as total direct compensation.  These elements have been weighted to ensure that a substantial amount of named executive officers’ pay is variable and contingent upon meeting or exceeding pre-determined performance goals.  The Company’s philosophy is to target compensation levels between the median and 75th percentile of the peer group for its executive officers.  While the Compensation Committee reviews the compensation paid to executive officers against the peer group data, the Compensation Committee also considers other factors, including the experience and individual performance of each named executive officer.  The Compensation Committee considers all situations where a single element of compensation or the aggregate compensation (total direct compensation) falls outside of the target range (50th to 75th percentile).  One or more elements may be outside the target range due to the executive’s duration in his or her position, recent changes to competitive market data, individual performance, material changes in job responsibility or internal pay equity considerations.

The Compensation Committee makes decisions on executive compensation from a total direct compensation perspective.  The elements of compensation were selected by the Compensation Committee because each element is considered by the Committee to be important in meeting one or more of the objectives of our compensation philosophy.  For instance, base salary and annual incentive compensation are designed to attract and retain our named executive officers and to reward them for their performance.  Long-term incentive compensation, on the other hand, is designed to motivate, provide incentive and reward the named executive officers for the attainment of long-term business objectives, and to retain executive talent.

In assessing and determining compensation for our named executive officers, the Compensation Committee examines competitive data for each of the various compensation elements and makes decisions after considering each individual element and its effect on total compensation and the corresponding position in the competitive market range.  There is no pre-established policy or target for the allocation between cash and non-cash compensation or short-term and long-term compensation.  Work sheets showing, for each named executive officer, the individual compensation elements, amounts of each element, and total compensation relative to the peer group data are prepared by the Compensation Committee’s consultants and reviewed by the Compensation Committee.

Base Salary.  Base salaries for named executive officers are generally established between the median and 75th percentile of the peer group.  The Compensation Committee determines base salaries that are informed by peer group data and reflective of the contributions of the individual to MasterCard.  While salaried employees are eligible, at the discretion of management, for annual merit increases based primarily on performance of their job responsibilities and their position relative to the job market, base salaries are generally held constant for senior level executives once market competitive levels have been achieved, subject to competitive factors and/or changing job responsibilities.

Annual Incentive.  MasterCard provides named executive officers with an opportunity to earn cash incentive awards through our SEAICP.  These awards are designed to reward the attainment of specific performance measures during a fiscal year.  The Compensation Committee generally establishes target annual incentives between the median and 75th percentile of the peer group.  Each named executive officer’s target SEAICP opportunity is determined based on peer group practices and internal pay equity considerations among executive officers within the Company, taking into account seniority, job responsibilities and prior performance.

Performance goals, as well as pre-defined special items (as discussed in the footnote below the chart that follows), for the Company’s named executive officers for 2009 under the SEAICP were established by the Compensation Committee in February 2009.  The metrics selected for the funding formula were net income and operating margin.  The Compensation Committee has determined that net income is a key metric in measuring management’s success in executing the Company’s strategies and initiatives.  The Compensation Committee further determined that operating margin/operating margin improvement is an appropriate secondary measurement because the named executive officers’ performance can directly impact operating margin in short time horizons.  The goals at minimum, target and maximum for 2009 under the SEAICP were as follows:

Measurement	Weighting (%)	Minimum	Target	Maximum	Result*
Net Income	66.7	$975MM	$1,140MM	$1,303MM	$1,407MM
Operating Margin (%)	33.3	37.2	39.0	40.8	44.0

*	Results shown differ from net income under generally accepted accounting principles, or GAAP, because they exclude (1) approximately $7 million of litigation costs on a pre-tax basis and (2) the impact of foreign exchange rates with respect to the Euro and the Brazilian Real.

Based on the Company’s actual achievement of maximum net income and operating margin improvement targets in 2009, pursuant to the terms of the plan, the SEAICP could have been funded at 200% of target.  In addition to the SEAICP funding formula, the amount of the payout for each of the SEAICP participants was based upon achievement of pre-determined quantitative and qualitative corporate performance goals, known as the corporate scorecard.  The corporate scorecard includes goals related to:

•	executing on the Company’s customer strategy;

•	delivering shareholder value by achieving net income targets, improving the ratio of income to revenue (operating margin improvement), net revenue growth, and return on equity; and

•	enhancing organizational capabilities, strengthening leadership and developing people.

Once the Company’s performance against operating margin improvement and net income targets has been determined, the Compensation Committee considers the corporate scorecard and then uses its business judgment in determining, within the amounts payable based on performance against the operating margin improvement and net income targets, the amount of the incentive compensation for named executive officers.  The Compensation Committee does not attempt to quantify, rank or assign relative weight to the various goals included on the corporate scorecard and no individual goals on the corporate scorecard were material to the Compensation Committee’s decisions.  The Chief Executive Officer presented to the Compensation Committee the Company’s results as measured against the quantitative and qualitative corporate scorecard.  The Compensation Committee then considered the Company’s strong performance against financial targets, as well as the information provided by the Chief Executive Officer concerning the Company’s performance against the corporate scorecard and the economic and financial challenges faced by the Company’s financial institution customers and consumers.  After considering this information, the Compensation Committee exercised a level of negative discretion and reduced the amount of the bonus pool to 135% of target on average.

While each named executive officer shares responsibility for the corporate score, they also have their own personal objectives that are considered by the Compensation Committee in determining actual payout amounts under the SEAICP:

•	Mr. Selander’s personal objectives for 2009 primarily related to refining the Company’s overall strategy during challenging economic times and succession planning for the Chief Executive Officer.

•	Ms. Hund-Mejean’s personal objectives for 2009 primarily related to management of Company expenses and the development and implementation of an enhanced forecasting process.

•	Mr. McWilton’s personal objectives for 2009 primarily related to revenue growth in the U.S. region, improving customer satisfaction in the region and managing expenses.

•	Mr. Flood’s personal objectives for 2009 primarily related to global advancement of products, organizational development and managing expenses.

Because Mr. Banga joined the Company at the end of August 2009, after the period in which personal objectives for 2009 were established by the Compensation Committee, Mr. Banga’s award corresponds to the corporate scorecard only.  The Compensation Committee discussed the performance of the named executive officers in 2009 (other than Mr. Banga) against their personal objectives and determined that, based on the available funded amount under the SEAICP, awards would be allocated as shown in the following table.

The Compensation Committee chose to allocate the funded amount of the bonus pool (135% on average) under the SEAICP among the named executive officers after discussing and considering their contribution to the overall business results, their attainment of individual objectives and their proficiency in displaying the Company’s leadership principles and core competencies.  This approach led the Compensation Committee to award SEAICP payouts to each named executive officer within a relatively comparable range of percentages of target, as set forth in the far right column in the table below.

The table below sets forth the threshold, target, maximum and actual payout under our SEAICP for 2009 for each of our named executive officers:

	Threshold	Target	Maximum	Actual	% of Target

Robert W. Selander	$750,000	$1,500,000	$3,750,000	$2,100,000	140%
Martina Hund-Mejean	$250,000	$500,000	$1,250,000	$675,000	135%
Ajay Banga	$600,000	$1,200,000	$3,000,000	$1,620,000	135%
Chris A. McWilton	$275,000	$550,000	$1,375,000	$700,000	127%
Gary J. Flood	$250,000	$500,000	$1,250,000	$700,000	140%

Long-Term Incentive.  The Compensation Committee uses equity grants as the primary means of providing long-term incentives to our named executive officers.  Equity grants are generally established between the median and the 75th percentile of the peer group at the original grant price.  Restricted stock units, or RSUs, performance stock units, or PSUs, and non-qualified stock options were granted to employees and executives of the Company in March 2009 during the annual grant cycle.  However, named executive officers other than Mr. Banga received only PSUs and stock options during 2009 and Mr. Banga received only RSUs and stock options during 2009.

Since 2007, named executive officer participation in the long-term incentive plan has been conditioned upon participants signing a non-solicitation and non-competition agreement with the Company that is effective for the greater of twelve months after termination from the Company or the remaining vesting period of any award held by such participant who has retired.

The Compensation Committee determined that for 2009 all named executive officers (other than Mr. Banga, who joined the Company at the end of August 2009) should receive a long-term incentive award that was composed of 50% in value in stock options and 50% in value in PSUs.  In making its determination on what type of awards to grant, the Compensation Committee considered (1) peer group information, (2) emerging trends in long-term grants, (3) the deductibility of awards under Section 162(m) of the Internal Revenue Code for performance-based compensation, (4) the effects of pertinent accounting standards on the Company’s accounting for stock-based payments, and (5) the effect of having the Chief Executive Officer and other named executive officers receive a significant portion of their total direct compensation in equity awards to motivate and provide an incentive for these officers and to align their interests with those of our stockholders.  Mr. Banga did not join the Company until after the 2009 grant had been made and he received an award of RSUs and non-qualified stock options that were designed in part to replace units and options that he forfeited upon his departure from his prior employer, provide an inducement to join the Company and align his interests with those of our stockholders.

The Compensation Committee determined to utilize PSUs as part of 2009 long-term compensation for named executive officers (excluding Mr. Banga) because the Compensation Committee desired to: (1) tie some of long-term incentive compensation to the achievement of the Company’s long-term objectives, (2) have the value of the award upon vesting determined by performance against specified objectives rather than solely dictated by the Company’s future stock price, and (3) provide an award to the named executive officers that could be deductible under Section 162(m) of the Internal Revenue Code as performance-based compensation.  Ultimately, the Compensation Committee determined to use an equal split of stock options and PSUs because it believed that equity compensation should be equally dependent upon stock price appreciation and upon the successful achievement of specified financial results.

Whether, and the extent to which, the PSUs awarded in 2009 vest will be determined based on the Company’s performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2009 against threshold, target and maximum performance goals.  In the event the PSUs do vest on February 29, 2012, the ultimate number of shares to be issued on the vesting date will be based on performance over the three-year period against the average of return on equity goal, with a reduction, if any, determined at the discretion of the Compensation Committee using the corporate scorecard, which comprises quantitative and qualitative goals that are established at the beginning of each year during the performance period.  The corporate scorecard includes goals for net income and operating margin improvement and is based upon a range of assumptions used in the Company’s budgeting process.  The Compensation Committee does not perform any specific analysis on the probability of achievement of the performance goals but instead relies upon its experience and collective business judgment in establishing the goals.

When the Compensation Committee authorized the PSU awards for the 2009-11 performance period, it established return on equity goals to be used to determine the ultimate number of shares to be issued.  In addition, the Compensation Committee determined to establish quantitative and qualitative objectives (to be included in the corporate scorecard) at the beginning of each of the three years in the performance period.  The Compensation Committee believes that the target performance of the objectives in the corporate scorecard would be attainable, yet would provide appropriate incentives for management to continue to grow and diversify the Company in geographic markets and product offerings.  The Compensation Committee believes that achievement of maximum performance goals in the corporate scorecard would require exceptional corporate performance in each year of the three-year performance period.  In its financial statements for the year ended December 31, 2009, the Company began accruing the PSU awards made in 2009 at an amount between target and maximum performance level based on the Company’s assessment of its obligations after quantitative and qualitative considerations of actual and forecasted results compared to the performance targets for net income and operating margin improvement that are part of the corporate scorecard for these awards as of December 31, 2009.  As a result, columns (i) and (j) in the “Outstanding Equity Awards at 2009 Fiscal Year-End” table that follows this section reflect the estimated number of PSUs granted on March 1, 2009, corresponding to the number of shares that would be issued at maximum performance level.  The actual number of PSUs and actual payout value of unearned shares has not been determined and will be determined based on the Company’s performance over the three-year performance period ending December 31, 2011.

CEO Performance and Compensation

Mr. Selander’s compensation that was awarded for or earned during 2009 included base salary, an annual incentive award and a long-term incentive award.  The Compensation Committee determined the level for each of these elements using methods consistent with those used for each of the other named executive officers.

During the year ended December 31, 2009, MasterCard achieved success in several areas, including:

•	improved net income over 2008 (excluding litigation settlements and other one-time charges);

•	improved operating margin over 2008 (excluding litigation settlements and other one-time charges);

•	maintenance of a strong capital position, with $2.9 billion of cash, cash equivalents and available-for-sale securities as of December 31, 2009; and

•	increased processed transactions by 6.9% over 2008.

In light of the significant achievement of corporate goals that allowed the SEAICP to be potentially funded at maximum levels for 2009 performance, and Mr. Selander’s role in that achievement, in March 2010, Mr. Selander received a cash payment under the SEAICP of $2,100,000 for 2009.

For 2009, the aggregate of Mr. Selander’s base salary, actual bonus and target long-term incentive placed him between the 50th and 75th percentile of the peer group.  The Compensation Committee believes that he is appropriately positioned given his successful performance in the role during his 13-year tenure as Chief Executive Officer.

Other Named Executive Officers

For 2009, the aggregate of base salaries, actual bonuses and target long-term incentives placed Ms. Hund-Mejean and Messrs. McWilton and Flood between the 50th and 75 th percentile of the peer group.  When Mr. Banga joined the Company at the end of August 2009, part of his compensation for 2009 (including the portion of his sign-on bonus paid to him in September 2009) was made to replace equity and deferred cash awards he forfeited upon his departure from his prior employer and to induce him to join the Company.  Mr. Banga’s total direct compensation for 2009 therefore placed him above the 75th percentile of the peer group.

Role of Executive Officers in Compensation Decisions

Compensation decisions for the named executive officers for the current year are generally discussed in the fourth quarter of the prior year.  The decisions are then approved in the first quarter of the current year, when earnings for the prior year have been finalized and the related fiscal year-end financial statements have been audited.

In connection with annual compensation decisions for named executive officers, Mr. Selander, our Chief Executive Officer, discusses with the Compensation Committee the Company’s performance for the year.  He then provides a summary of business unit and individual performance, their impact on the corporate scorecard and an assessment of each other named executive officer’s potential and core competencies.  Using information compiled and supplied by Towers Perrin, including peer group compensation information, Mr. Selander presents compensation recommendations for the named executive officers other than himself to the Compensation Committee for its review and discussion.  Towers Perrin provides background information on how the peer group data has been generated and discusses the competitive positioning of each executive versus comparable executives in the peer group.  When the discussion relates to Mr. Selander’s performance and compensation, Mr. Selander meets with the Board of Directors to discuss his own performance and to outline his challenges and successes for the year.  Mr. Selander is then excused from the meeting, and the Chairman of the Compensation Committee then leads a discussion among the full Board of Directors (other than Mr. Selander) on Mr. Selander’s performance and compensation.  The Chairman of the Compensation Committee considers input from the Board prior to making a recommendation to the Compensation Committee concerning Mr. Selander’s base salary, annual incentive target and long-term incentive target for the ensuing year and the amount of bonus earned for the most recently-completed year.  The Compensation Committee also receives information from Towers Perrin, which includes CEO compensation information from the peer group companies.  The Compensation Committee then meets in private to evaluate recommendations and ultimately makes preliminary compensation determinations for the named executive officers (including Mr. Selander), which are conditioned and become final upon a satisfactory outcome of the year-end financial statement audit.  Other than Mr. Selander, no named executive officer discusses or makes a recommendation to the Compensation Committee concerning compensation of the named executive officers.

Other Compensation

The other elements of compensation include perquisites, deferred compensation, a profit sharing plan and other benefits.

Perquisites.  For 2009, perquisite allowances were approved at the same limits as previously determined for each of the named executive officers and were designed to give each named executive officer a discretionary amount to spend.  The Compensation Committee has determined that perquisite allowances are the most effective delivery mechanism because they provide flexibility to the executive and are excluded from ordinary compensation for the purposes of determining benefits or bonuses.  Mr. Selander is permitted to use on a limited basis Company-leased aircraft for personal flights and a car service for personal travel.  This benefit increases the level of safety and security for Mr. Selander and enables him to make more efficient use of his travel time.  The Compensation Committee will continue to evaluate perquisites and appropriate levels annually.  For more information on perquisites provided to our named executive officers, refer to the “All Other Compensation in 2009” table that follows this Compensation Discussion and Analysis.

Deferred Compensation.  In 2009, all U.S. employees, including the named executive officers, who exceeded an annual base salary threshold of $170,000 during 2008, were eligible to defer a portion of future compensation into a non-qualified deferred compensation arrangement, referred to as the MasterCard Incorporated Deferral Plan.  None of the named executive officers elected to defer compensation in 2009.

Additionally, awards of RSUs from prior year grants that are not forfeitable by, and have not been released to, named executive officers are considered deferred compensation.  Information regarding these payments can be found in the “Nonqualified Deferred Compensation in 2009” table that follows this Compensation Discussion and Analysis.

Profit Sharing.  In 2009, all U.S. employees, including the named executive officers, were eligible to participate in the MasterCard Incorporated Shared Profit Plan (the “SPP”).  The SPP rewards all eligible employees for their contributions toward MasterCard’s profitability during the year.  Based upon a qualitative assessment (including a review of financial performance), the Compensation Committee determines profit sharing payments on an annual basis.  Payment is a percentage of an individual employee’s base salary and, pursuant to the terms of the SPP, can range from 0 - 10% of such base salary.  For 2009, the profit sharing payment was 7.6% of each eligible individual employee’s base salary.

Other Benefits.  The Company maintains several other benefit plans and programs in which named executive officers may be eligible to participate.  These plans and programs include: (1) the MasterCard Accumulation Plan (the “MAP”), (2) the MasterCard Savings Plan (the “Savings Plan”), (3) Restoration Program, (4) the Supplemental Executive Retirement Plan (the “SERP”) and (5) our health and welfare programs.  The Compensation Committee is responsible for reviewing specific benefit arrangements for named executive officers and other key employees to determine competitiveness in the market, as well as to ensure that these programs are consistent with management’s objectives to attract, retain and motivate high-performing employees.

The MAP is a tax-qualified defined benefit pension plan that provides benefits using a cash balance formula.  Prior to July 1, 2007, all U.S. employees of the Company, including named executive officers, generally were eligible to participate in this plan.  In 2007, MasterCard implemented several changes to the U.S. retirement programs to more appropriately align the benefit level with the competitive marketplace.  As part of these changes, MasterCard eliminated the MAP for all new hires after June 30, 2007 and froze the pay credit level (which is the credited percentage of a participant’s eligible compensation) for all existing employees at that date.

The Savings Plan is a retirement plan for U.S. employees, including named executive officers.  For 2009, the components of the plan include employee contributions on a before-tax and after-tax basis and an employer matching contribution.  Employees hired after June 30, 2007 are eligible for an enhanced 401(k) match (employer matching contribution equal to 125% of employee before-tax and after-tax contributions, up to 6% of eligible compensation).  Employees participating in the MAP (those who were hired prior to July 1, 2007) continue to receive an employer matching contribution equal to 100% of employee contributions, up to 6% of eligible compensation.  Eligible compensation in the Savings Plan is limited to base salary, up to the limit on compensation under Section 401(a)(17) of the Internal Revenue Code, which was $245,000 in 2009.

The Restoration Program is an arrangement for certain highly-compensated employees, including named executive officers, that provides for annual taxable payments intended to restore benefits that could not be earned under the MAP and Savings Plan due to limits imposed by the Internal Revenue Code.  Section 415 of the Internal Revenue Code generally limits the annual benefits that can be earned or paid under the MAP ($195,000 in 2009) and annual contributions that may be credited to a participant’s account under the Savings Plan ($49,000 in 2009).  Section 401(a)(17) of the Internal Revenue Code limits the annual compensation that can be used to calculate annual pay credits under the MAP and annual contributions to the Savings Plan ($245,000 in 2009).  Under the Restoration Program, actively employed eligible employees receive an annual payment that is intended to approximately restore, for a calendar year, the difference between (1) the pay credits under the MAP and contributions in the Savings Plan an employee could have earned in the absence of the limits imposed by the Internal Revenue Code and (2) the pay credits and contributions actually earned under the MAP and the Savings Plan.

The Company also maintains the SERP, a defined benefit pension plan, for three executives who participate in the MAP.  Participation in the SERP is restricted solely to the three executives, two of whom are named executive officers.  The SERP in 2009 provided that participants who have a vested benefit may receive a benefit following termination of employment equal to a designated percentage of the participant’s final 48-month average base pay (determined as of the termination date), that is the lump sum actuarial equivalent of a life annuity for the life of a participant, reduced by (1) a benefit under a hypothetical prior employer benefit plan, (2) the benefits earned under the MAP as of the termination date, (3) the portion of the benefit under the Restoration Program as of the termination date related to the MAP benefit and (4) estimated Social Security.  The designated percentages of the final 48-month average base pay are 100% for the Chief Executive Officer, Mr. Selander, and 80% for all other participants.  To the extent that the offsets are greater than the aggregate SERP benefit, a participant would not receive a payout under the SERP.  Participants in the SERP generally vest in their benefits upon the attainment of age 60 and four years of SERP participation.

The SERP was implemented prior to MasterCard’s initial public offering in May 2006 and prior to MasterCard’s decision to grant equity to its executives.  Following a review of the SERP conducted by the Compensation Committee during 2007, the Compensation Committee approved a recommendation in February 2008 to discontinue the SERP.  The participants in the SERP as of February 2008 remain active in the plan and retain their right to receive their vested balances in accordance with the terms of the SERP.  For more information on the MAP and the SERP, see the section entitled “Pension Benefits in 2009” that follows this Compensation Discussion and Analysis.

Stock Option Grant Practices

The Compensation Committee has adopted a policy with respect to equity awards that contains procedures to prevent stock option backdating or other timing issues.  Under the policy, the Compensation Committee has exclusive authority to grant equity awards to our named executive officers and other employees.  The policy provides that annual equity grants to employees will be approved by the Compensation Committee at a meeting prior to March 1 each year, with the dollar amounts for such awards to be set at such meeting and grants to be made effective as of, and with an exercise price reflecting the closing price of the stock on, March 1 each year.  If March 1 falls on a weekend, the exercise price for any stock options granted will be the closing price of our Class A Common Stock on the NYSE on the last business day prior to March 1.  Grants of equity awards to new employees or to reflect promotions or other special events may be made other times in the year.  Under the Company’s insider trading policy, named executive officers, other employees with access to material non-public information about the Company and directors are prohibited from engaging in transactions in the Company’s securities during blackout periods (other than in accordance with a Rule 10b5-1 trading plan), and the Compensation Committee’s policy with respect to option grants that occur on dates other than March 1 is consistent with the Company’s insider trading policy.

Stock Ownership Guidelines; Hedging Prohibition

The Compensation Committee believes that stock ownership guidelines are important for the purpose of aligning the interests of named executive officers and key employees with the interests of stockholders.  In December 2006, the Compensation Committee adopted executive stock ownership guidelines.  These ownership guidelines cover approximately 65 key managers and executives, including the named executive officers.  The guidelines call for ownership of one to six times the individual’s base salary in Company stock.  Under the guidelines, Mr. Selander is expected to hold at least six times his base salary in Company stock, Mr. Banga is expected to hold at least five times his base salary in Company stock, and the other named executive officers are expected to hold at least four times their base salary in Company stock.  For purposes of these guidelines, shares of the Company’s common stock held directly or indirectly by the named executive officer are included; however, restricted stock, RSUs, PSUs and unexercised stock options held by the named executive officer are excluded.  Each active employee at the time the guidelines were established was given three years to attain these ownership levels and new hires and promotions are given five years to attain these ownership levels.  The guidelines are waived once an executive reaches the age of 62.  In general, the Compensation Committee does not consider any previous awards when determining the compensation of the named executive officers.  However, if an executive officer does not meet the stock ownership guidelines described above, the Compensation Committee may direct a larger percentage of the executive officer’s future compensation into equity-based compensation.

Under the Company’s Code of Conduct, employees are not permitted to hedge their economic exposure to the Company’s stock that they own, meaning that employees may not engage in trading in or writing options; buying puts, calls or other derivative securities; short selling or similar types of transactions in the Company’s securities.

Tax Implications—Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which requires that public companies meet specific criteria in order to deduct, for federal income tax purposes, compensation over $1,000,000 paid to the Chief Executive Officer and the three highest compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer.  Compensation paid under the SEAICP and as part of our long-term incentive compensation is generally intended to be fully deductible for federal income tax purposes.  The Compensation Committee continues to use RSUs, which are not deductible under Section 162(m), on a limited basis.  The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent needed for the Company’s success.  Consequently, as it did in 2009, in any year the Compensation Committee may authorize compensation in excess of $1,000,000 that is not performance-based under Section 162(m).  The Compensation Committee recognizes that the loss of a tax deduction may be unavoidable in these circumstances.

2010 Compensation Decisions

On February 1, 2010, the CEO recommended, and the Compensation Committee approved, raises in base salary for selected named executive officers in 2010 using the methodology discussed previously.  Additionally, the Compensation Committee approved performance targets for the year ending December 31, 2010 that will be used to determine funding for cash bonus awards that may be paid to named executive officers under the SEAICP.  The funding for cash bonus awards for 2010 under the SEAICP will be based on the Company’s actual achievement against predetermined net income and operating margin targets.  The amount of the payout for each of the SEAICP participants will then be based upon achievement of pre-determined quantitative and qualitative corporate performance goals included on the corporate scorecard.  The goals of the corporate scorecard are discussed above under “Program Elements - Annual Incentive.”  The Compensation Committee believes that it established meaningful incentives for management with quantitative and qualitative performance goals set forth in the corporate scorecard, where target performance (which the Compensation Committee believed to be reasonably attainable) was established based upon internal budgets, the outlook for the economy, past Company performance and corporate objectives in geographic markets and product offerings.  Additionally, as part of its qualitative analysis, the Compensation Committee considers relative performance against competitors in assessing corporate performance for the year.  The Compensation Committee set the 2010 annual incentive awards (as a percentage of base salary) under the SEAICP for each of our named executive officers as follows:

Name	Threshold	Target	Maximum

Robert W. Selander	75%	150%	375%

Martina Hund-Mejean	50%	100%	250%

Ajay Banga	75%	150%	375%

Chris A. McWilton	57.5%	115%	287.5%

Gary J. Flood	57.5%	115%	287.5%

Additionally, on March 1, 2010, the Compensation Committee granted the following aggregate dollar amounts of stock options and PSUs under our long-term incentive plan to each of our named executive officers:

Name	Stock Options	Performance Stock Units	Total

Robert W. Selander	$2,750,000	$2,750,000	$5,500,000

Martina Hund-Mejean	$550,000	$550,000	$1,100,000

Ajay Banga	$2,200,000	$2,200,000	$4,400,000

Chris A. McWilton	$550,000	$550,000	$1,100,000

Gary J. Flood	$550,000	$550,000	$1,100,000

The stock option awards have an exercise price of $232.74 per share, which was the closing price of the Company’s Class A Common Stock on the NYSE on March 1, 2010, and vest in four equal annual installments beginning on March 1, 2011.  The stock option awards have a term of ten years.  The number of PSUs awarded were converted from the dollar amount shown above based on a share price of $232.74.  Named executive officers will not receive dividend equivalents with respect to the PSU awards prior to vesting.  Vesting of the shares underlying the PSUs will occur on February 28, 2013.  The ultimate number of shares to be released on the vesting date will be based on meeting or exceeding average annual return on equity goals and achievement of quantitative and qualitative goals determined by the Compensation Committee over the performance period, which includes performance against the corporate scorecard.  The PSU awards made in 2010 have similar features to the PSU awards made in 2009.

Severance Agreements

The Company has entered into employment agreements with Mr. Selander, Ms. Hund-Mejean, Mr. Banga and Mr. McWilton, which provide severance under specified circumstances.  Mr. Flood is covered by the severance and change in control programs for key executives.

When making compensation decisions for the named executive officers, the Compensation Committee generally does not consider the potential payments that may be made in the future to the named executive officers in the event of termination of employment or a change in control.  The employment agreements provide a general framework for compensation, and generally set minimum levels of compensation, job responsibilities and severance arrangements governing the obligations of the parties following a termination of employment or a change in control of the Company.  The potential severance payments to named executive officers were approved as part of the employment agreement with the named executive officer after consideration by the Company of the need to attract key employees, preserve employee morale and encourage retention in the face of a potential disruptive impact of a termination of employment or a change in control of the Company.  In addition, the Company believes that the severance payments provide an appropriate incentive for the executive to comply with the non-competition, non-solicitation and confidentiality restrictions following a termination of employment.  Moreover, the benefits provided to the named executive officers in the event of a change in control of the Company are designed to allow the executives to assess takeover bids objectively, without regard to potential impact on them.

For a further discussion of these severance arrangements, including a discussion of the Company’s severance arrangement with Mr. Selander, refer to the section entitled “Potential Payments Upon Termination or Change-in-Control” that follows this Compensation Discussion and Analysis.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

THE HUMAN RESOURCES AND COMPENSATION COMMITTEE

David R. Carlucci, Chairman
Bernard S.Y. Fung
Marc Olivié
José Octavio Reyes Lagunes

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee has ever served as an officer or employee of the Company or had any disclosable related person transaction in which the Company was a participant during the last fiscal year.  In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of our directors serves as an executive officer.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid or earned for 2009, 2008 and 2007 by each of our principal executive officer, our principal financial officer, the three other most highly compensated executive officers for the year ended December 31, 2009 (collectively, the “named executive officers”).

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j)

Robert W. Selander Chief Executive Officer	2009	$1,000,000		$76,000	$2,750,038	$2,750,058	$2,100,000	$1,093,399	(5)	$562,080	(6)	$10,331,575
	2008	$983,333		$68,833	$2,750,060	$2,750,157	$2,220,000	$994,051		$597,099		$10,363,533
	2007	$900,000		$82,800	$2,500,047	$2,500,003	$2,160,000	$379,605		$2,884,703		$11,407,158

Martina Hund-Mejean Chief Financial Officer	2009	$500,000		$38,000	$500,007	$499,935	$675,000	$—		$59,802	(6)	$2,272,744
	2008	$500,000		$1,229,375	$500,080	$500,143	$780,000	$—		$50,350		$3,559,948
	2007	$68,269		$—	$3,000,050	$859,000	$—	$—		$2,542		$3,929,861

Ajay Banga President and Chief Operating Officer	2009	$269,744	(7)	$2,100,000	$4,900,089	$2,400,006	$1,620,000	$—		$57,266	(6)	$11,347,105

Chris A. McWilton President, U.S. Markets	2009	$550,000		$41,800	$550,102	$549,956	$700,000	$251,455(5)		$109,517	(6)	$2,752,830
	2008	$541,667		$37,917	$550,050	$550,094	$800,000	$171,445		$107,525		$2,758,698
	2007	$500,000		$46,000	$1,250,183	$500,001	$800,000	$105,966		$233,655		$3,435,805

Gary J. Flood President, Global Products and Solutions	2009	$500,000		$38,000	$500,007	$499,935	$700,000	$49,306	(5)	$176,406	(6)	$2,463,654
	2008	$500,000		$35,000	$500,080	$500,143	$750,000	$47,087		$240,473		$2,572,783

(1)	For Messrs. Selander, McWilton and Flood and for Ms. Hund-Mejean in 2009, amount represents profit sharing payment pursuant to the SPP. For Ms. Hund-Mejean in 2008, amount represents (a) a one-time signing bonus in the amount of $1,225,000 paid to Ms. Hund-Mejean in January 2008 and (b) a pro-rated profit sharing payment pursuant to the SPP. For Mr. Banga in 2009, amount represents the portion of Mr. Banga’s signing bonus paid to him in September 2009.
(2)	Represents the aggregate grant date fair value of stock-based awards made to each named executive officer, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB Topic 718”), previously known as FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”). Each amount represents aggregate grant date fair value reported for stock based awards made with performance conditions, except as follows: (a) for Mr. Banga, amount represents aggregate grant date fair value for a grant of restricted stock units when he joined the Company at the end of August 2009, which were not subject to performance conditions; (b) for Ms. Hund-Mejean in 2007, amount represents aggregate grant date fair value for a grant of restricted stock units when she joined the Company in November 2007, which were not subject to performance conditions; and (c) for Mr. McWilton in 2007, amount represents aggregate grant date fair value of both restricted stock units not subject to performance conditions and stock based awards with performance conditions. Aggregate grant date fair value reported for stock based awards made with performance conditions are based on target performance, which is the probable outcome of the performance conditions as of the grant date. Assuming maximum performance level were to be achieved with respect to awards with performance conditions, the aggregate grant date fair value of the stock-based awards granted to each of the named executive officers as of the grant date are as follows: (a) for 2009 awards: Mr. Selander—$5,500,076; Ms. Hund-Mejean—$1,000,014; Mr. McWilton—$1,100,204; Mr. Flood—$1,000,014; (b) for 2008 awards: Mr. Selander—$5,500,120; Ms. Hund-Mejean—$1,000,160; Mr. McWilton—$1,100,100; Mr. Flood—$1,000,160; (c) for 2007 awards: Mr. Selander—$5,000,094; Mr. McWilton—$1,750,277. Assumptions used in the calculation are included in footnote 17 to the Company’s audited financial statements for the year ended December 31, 2009 included in the Form 10-K. Amounts in 2007 and 2008 represent recomputed values to reflect aggregate grant date fair value of awards granted in each given year based on target performance, which is the probable outcome of the performance conditions as of the grant date.
(3)	Represents the aggregate grant date fair value of stock option awards computed in accordance with FASB Topic 718 made to each named executive officer. Assumptions used in the calculation are included in footnote 17 to the Company’s audited financial statements for the year ended December 31, 2009 included in the Form 10-K. Amounts in 2007 and 2008 represent recomputed values to reflect aggregate grant date fair value of stock option awards granted in each given year.
(4)	Amount represents performance-based incentive compensation paid in March of the next fiscal year but earned by the named executive officers in the year indicated pursuant to the SEAICP.
(5)	Amounts reflect the actuarial increase in the present value of the named executive officer’s benefits under the MAP and the SERP determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. Amounts reflect: (a) changes to SERP in 2009 (Mr. Selander—$1,047,000; Mr. McWilton—$237,000), and (b) increases to MAP balances in 2009 (Mr. Selander—$46,399; Mr. McWilton—$14,455; Mr. Flood—$49,306).
(6)	See the All Other Compensation in 2009 table following the Summary Compensation Table for certain information with respect to this amount.
(7)	Mr. Banga joined the Company at the end of August 2009, and accordingly, his base salary represents the pro-rated amount corresponding to his service period in 2009.

ALL OTHER COMPENSATION IN 2009

The following table sets forth certain information with respect to the “All Other Compensation” column of the Summary Compensation Table for 2009 for the named executive officers.

Name (a)	Perquisites & Other Personal Benefits (b)(1)	Registrant Contributions to Defined Contribution Plans (c)(2)	Insurance Premiums (d)(3)	Tax Reimbursements (e)
Robert W. Selander	$131,640	$417,000	$13,440	$—

Martina Hund-Mejean	$25,000	$34,082	$720	$—

Ajay Banga	$50,622	$6,356	$288	$—

Chris A. McWilton	$26,000	$82,725	$792	$—

Gary J. Flood	$25,000	$150,600	$806	$—

(1)	Amounts represent (a) payment in lieu of perquisites (Mr. Selander—$45,000; Mr. Banga—$35,000; Ms. Hund-Mejean and Messrs. McWilton and Flood—$25,000 each), (b) aggregate incremental cost to the Company with respect to personal use by Mr. Selander of a car service, (c) aggregate incremental cost to the Company for personal use of a leased corporate aircraft by Mr. Selander of $79,796, which is based on the variable costs to the Company of operating the aircraft and includes fuel costs, hourly flight charges, associated taxes and flat fees (In addition, Mr. Selander’s spouse accompanied him on business travel on the corporate aircraft on a small number of occasions in 2009. On those occasions, he reimbursed the Company in accordance with IRS guidelines with respect to his spouse’s travel. His spouse’s travel resulted in no incremental cost to the Company other than an immaterial tax cost.), (d) personal use of certain event tickets by Mr. Banga, on a small number of occasions during 2009, which were purchased by the Company as part of a multi-event package, (e) relocation-related expenses for Mr. Banga and (f) personal use of event tickets by Mr. McWilton, on one occasion during 2009, which were purchased by the Company.
(2)	Amounts represent (a) matching contributions under the 401(k) matching component of the Savings Plan (for Messrs. Selander, McWilton and Flood—$14,700 each; Ms. Hund-Mejean—$18,375; Mr. Banga—$6,356) and (b) Company contributions to the Restoration Program (Mr. Selander—$402,300; Ms. Hund-Mejean—$15,707; Mr. McWilton—$68,025; Mr. Flood—$135,900).
(3)	Amounts represent 2009 premiums paid by the Company for executive life insurance coverage.

GRANTS OF PLAN-BASED AWARDS IN 2009

The following table sets forth certain information with respect to awards granted during the year ended December 31, 2009 to each of our named executive officers.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		All Other Option Awards: Number of Securities Underlying Options (#) (j)		Exercise or Base Price of Option Awards ($ / Sh) (k)	Grant Date Fair Value of Stock and Option Awards (5) (l)
Name (a)	Grant Date (b)	Date of Action (1)(2)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)

Robert W. Selander	3/1/2009	2/13/2009									39,804	(4)	$158.03	$2,750,058
	3/1/2009	2/13/2009				8,701	17,402	34,804						$2,750,038
		2/2/2009	$750,000	$1,500,000	$3,750,000

Martina Hund-Mejean	3/1/2009	2/13/2009									7,236	(4)	$158.03	$499,935
	3/1/2009	2/13/2009				1,582	3,164	6,328						$500,007
		2/2/2009	$250,000	$500,000	$1,250,000

Ajay Banga	9/21/2009	9/21/2009									29,564	(6)	$222.62	$2,400,006
	9/21/2009	9/21/2009							22,011	(7)				$4,900,089
		6/15/2009	$600,000	$1,200,000	$3,000,000

Chris A. McWilton	3/1/2009	2/13/2009									7,960	(4)	$158.03	$549,956
	3/1/2009	2/13/2009				1,741	3,481	6,962						$550,102
		2/2/2009	$275,000	$550,000	$1,375,000

Gary J. Flood	3/1/2009	2/13/2009									7,236	(4)	$158.03	$499,935
	3/1/2009	2/13/2009				1,582	3,164	6,328						$500,007
		2/2/2009	$250,000	$500,000	$1,250,000

(1)	On February 13, 2009, the Compensation Committee approved grants of stock options and PSUs under the Company’s 2006 Long Term Incentive Plan (the “LTIP”) to the specified named executive officer to be made on March 1, 2009. On September 21, 2009, the Compensation Committee also approved a grant of RSUs and stock options under the LTIP to be made on that date to Mr. Banga. The grants of stock options were approved by the Compensation Committee and made in accordance with the Company's policy for grants of stock options. See “Stock Option Grant Practices” in the Compensation Discussion and Analysis that precedes these tables.
(2)	On February 2, 2009, the Compensation Committee established threshold, target and maximum payouts for all named executive officers except Mr. Banga under our SEAICP for 2009. Mr. Banga’s 2009 threshold, target and maximum payouts under the SEAICP were established pursuant to the terms of his offer letter, dated June 15, 2009. Actual payout amounts under the SEAICP for 2009 are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. See "Program Elements-Annual Incentive" in the Compensation Discussion and Analysis that precedes these tables.
(3)	Represents an award of PSUs on March 1, 2009 to each named executive officer specified in the table other than Mr. Banga. The PSUs vest in full on February 29, 2012. However, for Mr. Selander, who was retirement-eligible on the date of grant, no further service is required to retain the award. The actual number of PSUs and actual payout value of unearned shares with respect to the PSU awards granted on March 1, 2009 has not been determined and will be determined based on the Company’s performance over the three-year period ending December 31, 2011.
(4)	Represents a grant of stock options having a ten-year term and vesting in 25% increments on each of March 1, 2010, 2011, 2012 and 2013.
(5)	Represents the grant date fair value in accordance with FASB Topic 718. Assumptions used in the calculation of this amount are included in footnote 17 to the Company’s audited financial statements for the year ended December 31, 2009 included in the Form 10-K. PSUs are reflected at target value.
(6)	Represents a grant of stock options having a ten-year term, which vests in 33.33% increments on each of March 21, 2010, 2011 and 2012.
(7)	Represents an award of RSUs to Mr. Banga on September 21, 2009. The RSUs vest in 20% increments on each of September 21, 2010 and 2011, and the remaining 60% vests on September 21, 2012.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table sets forth certain information with respect to all outstanding option awards and stock awards held by each of our named executive officers at December 31, 2009.

			Option Awards					Stock Awards
Name (a)	Stock Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1) (j)

Robert W. Selander								—		—	110,794	(2)	$28,361,048
	5/25/2006	(3)	—	48,075	—	$39.00	5/25/2016
	3/1/2007	(4)	31,510	31,510	—	$106.29	3/1/2017
	3/1/2008	(5)	8,754	26,262	—	$190.00	3/1/2018
	3/1/2009	(6)	—	39,804	—	$158.03	3/1/2019

Martina Hund-Mejean								14,995	(7)	$3,838,420	11,592	(2)	$2,967,320
	12/5/2007	(8)	5,000	5,000	—	$200.07	12/5/2017
	3/1/2008	(5)	1,592	4,776	—	$190.00	3/1/2018
	3/1/2009	(6)	—	7,236	—	$158.03	3/1/2019

Ajay Banga								22,011	(9)	$5,634,376	—		$—
	9/21/2009	(10)	—	29,564	—	$222.62	9/21/2019

Chris A. McWilton								25,006	(11)	$6,401,036	22,162	(2)	$5,673,029
	5/25/2006	(3)	—	5,769	—	$39.00	5/25/2016
	3/1/2007	(4)	—	6,302	—	$106.29	3/1/2017
	3/1/2008	(5)	1,751	5,253	—	$190.00	3/1/2018
	3/1/2009	(6)	—	7,960	—	$158.03	3/1/2019

Gary J. Flood								15,257	(11)	$3,905,487	19,590	(2)	$5,014,648
	5/25/2006	(3)	—	4,904	—	$39.00	5/25/2016
	3/1/2007	(4)	—	5,356	—	$106.29	3/1/2017
	3/1/2008	(5)	1,592	4,776	—	$190.00	3/1/2018
	3/1/2009	(6)	—	7,236	—	$158.03	3/1/2019

(1)	Value is based on the December 31, 2009 per share closing market price of $255.98 of our Class A Common Stock on the NYSE.
(2)	For Messrs. Selander, McWilton and Flood, represents (a) a number of PSUs granted on March 1, 2007, which vest on February 28, 2010, (b) a number of PSUs granted on March 1, 2008, which vest on February 28, 2011 and (c) a number of PSUs granted on March 1, 2009, which vest on February 29, 2012, each of which corresponds to the number of shares that would be issued at maximum performance level of 200% because actual performance through December 31, 2009 was either at maximum level or was between target and maximum levels. For Ms. Hund-Mejean, represents PSUs granted on March 1, 2008, which vest on February 28, 2011 and PSUs granted on March 1, 2009, which vest on February 29, 2012, each of which corresponds to the number of shares that would be issued at maximum performance level because actual performance through December 31, 2009 was either at maximum level or was between target and maximum levels. As of December 31, 2009, the actual number of PSUs and actual payout value of unearned shares with respect to the PSU awards granted on March 1, 2007 had not been determined, but were determined on February 28, 2010 at the maximum performance level of 200% based on the Company’s performance over the three-year performance period ending December 31, 2009. The actual number of PSUs and actual payout value of unearned shares with respect to the PSU awards granted on each of March 1, 2008 and March 1, 2009 has not been determined and will be determined based on the Company’s performance over the three-year performance periods ending December 31, 2010 and December 31, 2011, respectively. However, for Mr. Selander, who was retirement-eligible on the respective dates of the grants, no further service is required to retain the awards.
(3)	Represents stock options granted during 2006. The stock options vest in 25% increments on each of May 25, 2007, 2008, 2009 and 2010.
(4)	Represents stock options granted during 2007. The stock options vest in 25% increments on each of March 1, 2008, 2009, 2010 and 2011.
(5)	Represents stock options granted during 2008. The stock options vest in 25% increments on each of March 1, 2009, 2010, 2011 and 2012.
(6)	Represents stock options granted during 2009. The stock options vest in 25% increments on each of March 1, 2010, 2011, 2012 and 2013 See the Grants of Plan-Based Awards in 2009 table for more information on stock options granted in 2009.
(7)	Represents RSUs awarded to Ms. Hund-Mejean on December 5, 2007, which vest on November 30, 2010.
(8)	Represents stock options granted to Ms. Hund-Mejean on December 5, 2007. The stock options vest in 25% increments on each of December 5, 2008, 2009, 2010 and 2011.
(9)	Represents RSUs awarded to Mr. Banga on September 21, 2009, which vest in 20% increments on each of September 21, 2010 and 2011, and the remaining 60% vests on September 21, 2012.
(10)	Represents stock options granted to Mr. Banga on September 21, 2009. The stock options vest in 33.33% increments on each of March 21, 2010, 2011 and 2012. See the Grants of Plan-Based Awards in 2009 table for more information on this grant.
(11)	For Mr. McWilton, represents (a) RSUs awarded May 25, 2006, which vest on January 31, 2010 and (b) RSUs awarded March 1, 2007, which vest on February 28, 2010. For Mr. Flood, represents RSUs awarded May 25, 2006, which vest on January 31, 2010.

OPTION EXERCISES AND STOCK VESTED IN 2009

The following table sets forth certain information with respect to stock awards that vested for, and stock options which were exercised by, each of our named executive officers during the year ended December 31, 2009.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (1) (c)	Number of Shares Acquired on Vesting (#) (2) (d)	Value Realized on Vesting ($) (3) (e)

Robert W. Selander	48,075	$8,331,398	—	—

Martina Hund-Mejean	—	$—	—	$—

Ajay Banga	—	$—	—	$—

Chris A. McWilton	8,920	$1,219,227	5,231	$1,342,876

Gary J. Flood	7,582	$1,025,335	5,847	$1,501,013

(1)	The value realized on exercise is calculated as the number of shares acquired upon exercise, multiplied by the difference between the per share market value at the time of exercise, less the option exercise price paid for the shares.
(2)	Represents the number of RSUs received upon conversion of performance unit awards that had previously been granted under our Executive Incentive Plan, or EIP, for the 2005-2007 performance period that vested on December 31, 2009.
(3)	Value realized upon vesting based on $256.715 per share (the average high and low market price of our Class A Common Stock on the NYSE on December 31, 2009).

PENSION BENEFITS IN 2009

MAP.  The Company maintains the MAP to provide retirement income to all U.S. employees, including the named executive officers, who were participants in such plans prior to June 30, 2007.  Under the MAP’s cash balance formula, a notional account is established for each participant, to which a percentage of the participant’s eligible compensation is credited, 4.5% for the first four years of service increasing to 12% for the 20th through the 30th year and zero thereafter.  Certain participants who were both participants in the MAP and at least 50 years of age on December 31, 2000, are entitled to minimum pay credits of 9%, commencing at age 50, and up to a maximum of 14% at age 60 and older.  Eligible compensation means a participant’s base salary and annual cash bonus, up to the limit on compensation under Section 401(a)(17) of the Internal Revenue Code, which was $245,000 in 2009.  In addition to the pay credits, a participant’s account under the MAP receives investment credits based on the yield on 30-Year Treasury securities.

In addition to the pay credit described above, the MAP in effect as of December 31, 2009 provides that participants whose base salary and annual cash bonus exceed the limit under Section 401(a)(17) of the Internal Revenue Code, but do not exceed $400,000, receive a pay credit with respect to the amount above the Section 401(a)(17) limit, which is determined in the manner described above, based on the participant’s service or age, as applicable.  However, this pay credit will not exceed 28% of the participant’s eligible compensation.

A participant’s vested notional account balance under the MAP generally may be paid at any time (subject to restrictions imposed by the Internal Revenue Code) following termination of employment with the Company for any reason, regardless of the age of the participant.  At the participant’s election, the account balance can be paid as a lump sum or in an annuity form that is approximately the actuarial equivalent of the notional account balance.

SERP.  The SERP in effect during 2009 provided that:

•

In the event of a participant’s disability, retirement or termination of employment for any reason other than death, in each case, after attaining age 60 and four years of SERP participation, the SERP pays out a lump sum present value of the net SERP benefit actuarially increased from the date of attainment of age 60 and four years of SERP participation to termination of employment.

•

In the event a participant dies while employed and after attaining age 60 and at least four years of SERP participation, the SERP pays out a lump sum equal to the present value of an immediate net SERP benefit actuarially increased from the date of attainment of age 60 and four years of SERP participation to termination of employment.

The SERP benefit is generally payable six months after a termination of employment.  The SERP was amended, effective January 1, 2008, to conform with Section 409A of the Internal Revenue Code and to make certain other changes.  Following a review of the SERP by the Compensation Committee during 2007, the Compensation Committee approved a recommendation in February 2008 to discontinue the SERP.  The current participants at that time remain active in the plan and retain their right to receive their vested balance in accordance with the terms of the SERP.

The following table shows the present value of accumulated benefits payable to each of our named executive officers, including the number of years of service credited to such named executive officer under the MAP and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.  For the SERP, the pension benefit discount rate used was 6%.  Information regarding the MAP and the SERP can be found in the Compensation Discussion and Analysis under the heading “Other Benefits” and in the summary of MAP and SERP benefits in the section entitled “Potential Payments Upon Termination or Change-in-Control.”

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefits ($) (1) (d)	Payments During Last Fiscal Year ($) (e)

Robert W. Selander	MAP	15	$424,145	$—
	SERP	10	$4,326,000	$—

Martina Hund-Mejean	MAP	—	$—	$—
	SERP	—	$—	$—

Ajay Banga	MAP	—	$—	$—
	SERP	—	$—	$—

Chris A. McWilton	MAP	7	$90,684	$—
	SERP	5	$617,000	$—

Gary J. Flood	MAP	23	$491,669	$—
	SERP	—	$—	$—

(1)	Includes amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. The SERP amount for each named executive officer vests after four years of service with the Company and upon attainment of the age of 60.

NONQUALIFIED DEFERRED COMPENSATION IN 2009

The following table shows awards that were deemed deferred by our named executive officers, the aggregate earnings and aggregate withdrawals or distributions during the year ended December 31, 2009, and the aggregate balance at December 31, 2009.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)(1)	Aggregate Withdrawals/ Distributions ($) (e)(2)	Aggregate Balance at Last FYE ($) (f)(3)

Robert W. Selander	$—	$—	$10,171,354	$6,492,315	$16,447,548

Martina Hund-Mejean	$—	$—	$—	$—	$—

Ajay Banga	$—	$—	$—	$—	$—

Chris A. McWilton	$—	$—	$—	$—	$—

Gary J. Flood	$—	$—	$—	$—	$—

(1)	For Mr. Selander, amount represents the following earnings: (a) the increase in the market value of shares of our Class A Common Stock underlying those RSUs in respect of which shares were delivered during 2009 from the beginning of 2009 through the date of delivery of such shares; (b) the increase in market value of shares of our Class A Common Stock underlying RSUs in respect of which shares had not yet been delivered during 2009; and (c) dividend equivalents paid on RSUs during 2009. Such RSUs had been considered vested in a prior year. No such earnings are considered above-market or preferential and, accordingly, are not included in the Summary Compensation Table.
(2)	For Mr. Selander, amount represents: (a) the value of the shares of our Class A Common Stock underlying RSUs in respect of which shares were delivered in 2009, which RSUs had been considered vested in a prior year, based on the average high and low market price of our Class A Common Stock on the NYSE on the date of delivery; and (b) dividend equivalents paid on RSUs during 2009.
(3)	For Mr. Selander, amount represents the year-end value of the undelivered portion of the RSUs granted during 2006, all of which were not forfeitable by him due to vesting or meeting criteria eligible for retiree status and had not been released to him as of December 31, 2009. Such amount has not been included in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Employment Agreements

MasterCard International is party to an employment agreement with each of the named executive officers, other than Mr. Flood.  The employment agreements for Ms. Hund-Mejean and Messrs. Selander, Banga and McWilton, as well as the employment arrangement with Mr. Flood, were previously publicly filed by the Company with the SEC.

Mr. Selander

On December 31, 2008, MasterCard International entered into an employment agreement with Mr. Selander, pursuant to which he serves as the Company and MasterCard International’s Chief Executive Officer.  On April 12, 2010, the Company entered into a transition letter with Mr. Selander providing that effective July 1, 2010, Mr. Selander will be succeeded as Chief Executive Officer as part of a planned transition contemplated by his employment agreement and will serve as Executive Vice Chairman of the Company and MasterCard International.  Mr. Selander will retire from the Company in December 2010.

Term.

Under Mr. Selander’s agreement, he is to be employed for a fixed term of two years ending on December 31, 2010.  Pursuant to his transition letter, as described above, Mr. Selander will retire from the Company in December 2010.

Compensation.

During the term of employment, Mr. Selander will:

•	receive a base salary, which is subject to increase based on an annual performance review by the Compensation Committee;

•	be eligible to participate in the SEAICP and the LTIP and to earn an annual bonus based on pre-established performance goals or other criteria established by the Compensation Committee; and

•

be eligible to participate in the Company and MasterCard International’s benefit and perquisite programs generally made available to members of the Executive Committee in accordance with the terms and conditions of such programs.

Termination of Employment.

Pursuant to the agreement, Mr. Selander’s employment terminates: upon death; upon disability (provided that he is approved to receive benefits under the MasterCard Long-Term Disability Plan); upon termination by MasterCard International for “Cause” (as defined in the agreement and described below); upon voluntary resignation; upon termination by MasterCard International without Cause; upon termination by Mr. Selander for “Good Reason” (as defined in the agreement and described below); or at the end of the term of employment (December 31, 2010).

Termination Payments.

Death.  In the event of Mr. Selander’s death, his estate and/or beneficiaries are entitled to the following payments: (1) base salary earned but not paid through the date of his death; (2) payment for all accrued but unused vacation time; (3) the target annual incentive bonus payable for the year in which death occurs; (4) to the extent not already paid, the annual incentive bonus for the year immediately preceding the year in which his termination occurred, payable in the amount and at the time it would have been paid had he remained employed; (5) a pro rata portion of the Retention Payment (as defined below); and (6) such additional benefits, if any, he may be entitled to under the Company and MasterCard International’s plans and programs on account of such termination.

Disability.  In the event of Mr. Selander’s termination of employment on account of disability, he will receive the same payments as noted above in the event of his death except that his target annual incentive bonus will be pro-rated for the year of his termination.

For Cause.  If MasterCard International terminates Mr. Selander’s employment for Cause, he will be entitled to: (1) a payment with respect to base salary earned but not paid through the date of his termination, (2) payment for all accrued but unused vacation time and (3) additional benefits, if any, that the executive would be entitled to under the Company’s plans and programs on account of termination for Cause.  His agreement defines “Cause” generally to mean: (a) willful failure to perform his duties or responsibilities (other than due to disability); (b) having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or a crime that constitutes a misdemeanor involving moral turpitude; (c) his material breach of any written covenant or agreement with MasterCard International not to disclose any information pertaining to MasterCard International; or (d) his breach of the Company’s code of conduct, the supplemental code of ethics, any material provision of his employment agreement or any material provision of specified Company or MasterCard International’s policies.

Voluntary Resignation.  If Mr. Selander voluntarily resigns other than with Good Reason, he will receive the same payments of unpaid base salary and accrued but unused vacation time noted above (under “For Cause”) and such additional benefits, if any, that he would be entitled to under the Company or MasterCard International’s plans and programs on account of his voluntary termination other than with Good Reason.

Without Cause or With Good Reason.  In the event of Mr. Selander’s termination by MasterCard International without Cause or by him with Good Reason, he will be entitled to:

•	base salary earned but not paid prior to the date of termination;

•	accrued but unused vacation time;

•

a pro-rata portion of the annual incentive bonus payable for the year in which his termination occurs based upon the actual performance of MasterCard International for the applicable performance period and payable in accordance with the regular bonus pay practices of MasterCard International and, to the extent not already paid, the annual incentive bonus for the year immediately preceding the year in which his date of termination occurs, payable in the amount and at the time it would have been paid had he remained employed;

•

severance through December 31, 2010 payable each payroll period in an amount equal to his base salary plus an amount equivalent to his average annual bonus over the prior three years of employment prior to termination divided by the number of payroll periods in a calendar year;

•

payment of the monthly cost of the premium for COBRA medical coverage for the applicable COBRA period (or until December 31, 2010, if shorter), or if he is eligible for the MasterCard Retiree Health Plan, the full cost of the retiree health coverage until December 31, 2010, and thereafter the retiree contribution levels shall apply;

•	outplacement services for the shorter of 24 months or the period of unemployment;

•	full and immediate vesting under the SERP;

•	be treated as if such termination were a “retirement,” for awards outstanding under the LTIP so that he receives the favorable vesting provisions available on retirement;

•	a pro rata portion of the Retention Payment; and

•	such additional benefits, if any, that he would be entitled to under the Company and MasterCard International’s plans and programs on account of termination without Cause or with Good Reason.

“Good Reason” for this purpose generally means: (a) his removal from the position of CEO (except in connection with the planned transition to his successor); (b) a material reduction in his annual base salary other than a 10 percent or less reduction, in the aggregate, over the term of employment; (c) the relocation of his principal place of employment more than 50 miles; or (d) the failure by MasterCard International to obtain an agreement from any successor to the Company or MasterCard International to assume and agree to perform his employment agreement.

End of Term.  In the event Mr. Selander’s employment ends at the end of the term (that is, December 31, 2010), he will be entitled to: (1) a lump sum within 30 days following the date of termination of all base salary earned but not paid prior to the date of termination; (2) a lump sum within 30 days following the date of termination equal to all accrued but unused vacation time; (3) a Retention Payment, to the extent not already paid; (4) an annual incentive bonus payable for 2010 based upon the actual performance of MasterCard International, payable in accordance with the regular bonus pay practices of MasterCard International; (5) be treated as if such termination were a “retirement” for awards outstanding under the LTIP; (6) be treated as though he remained an executive officer of MasterCard International through December 31, 2010, for purposes of the accrual of benefits and entitlements to contributions under the Company and MasterCard International’s compensation and benefit plans, including the SEAICP and the SERP; and (7) such additional benefits to which he is expressly entitled following the termination of his employment upon the end of the term under the Company and MasterCard International’s agreements, plans and programs.

Vesting of SERP upon Change in Control.

Mr. Selander’s employment agreement provides that upon a “change in control” (as defined in the LTIP) prior to his termination of employment, he becomes fully vested in his SERP benefit, which is to be paid in accordance with the SERP.  The LTIP generally defines a “change in control,” subject to the requirements of Section 409A of the Internal Revenue Code when necessary to comply with Section 409A, as:

(1)	the acquisition by any individual entity or group of beneficial ownership of equity securities of the Company representing more than 30 percent of the voting power of the then outstanding equity securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”), excluding an acquisition pursuant to a transaction which complies with clauses (A), (B), and (C) of clause (3) below; or

(2)	a change in the composition of the Board (the “Incumbent Board”) that causes less than a majority of the directors of the Company then in office to be members of the Incumbent Board; or

(3)	consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the purchase of assets or stock of another entity (“Business Combination”), in each case, unless immediately following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Voting Securities immediately prior to such Business Combination will beneficially own more than 50 percent of the then outstanding combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the entity resulting from such Business Combination in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Voting Securities, (B) no person will beneficially own more than a majority of the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership of the Company existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the entity resulting from such Business Combination will have been members of the Incumbent Board at the time of the initial agreement, or action of the Board, providing for such Business Combination; or

(4)	approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

Retention Payment.

Under the employment agreement, Mr. Selander is to receive a payment of $10,000,000 (the “Retention Payment”) within 30 days of the date on which the appointment of a successor CEO by the Board of Directors becomes effective, or December 31, 2010 if sooner (the “Retention Date”), provided that (1) MasterCard International has achieved, on average, no less than target level performance, as determined by the Compensation Committee and measured under the SEAICP, from 2004 through the Retention Date and (2) his employment has not been terminated prior to the Retention Date for Cause or on account of his voluntary resignation.  Also, as indicated above, Mr. Selander may be entitled to a pro rata portion of the Retention Payment if his employment is terminated prior to the Retention Date (pro-rated based on completed quarters worked within the period from July 1, 2004 until December 31, 2010).

Tax Gross-Up Payments.

The employment agreement for Mr. Selander provides for the payment of a gross up amount in the event any payments or benefits he may receive under his employment agreement or other arrangement with the Company are subject to an excise tax under Section 4999 of the Internal Revenue Code (the “Excise Tax”).  The Excise Tax is generally only payable on amounts which are treated as parachute payments under Section 280G of the Internal Revenue Code (generally defined as amounts payable in connection with a change in control of the Company).  Under the gross-up provision, he would be entitled to receive an amount such that the net amount retained by him, taking into account the gross-up payment, and after deduction of federal, state and local income and employment taxes and excise taxes, will equal the Excise Tax on the payments he receives (including amounts attributable to the receipt of the gross-up payment).  The gross up amount, however, will not be paid if the net value of the parachute payments (taking into account the Excise Tax and federal, state and local income and employment taxes but not any gross-up amount) would be less than what he would have netted had the present value of his total payments in the event of a change in control been reduced by $1 below the maximum amount permitted to be received without triggering the Excise Tax under Section 280G of the Internal Revenue Code.  In such event, his total payments would be accordingly reduced to $1 below the maximum amounts permitted to be received without triggering such Exercise Tax.

Release of Claims.

Mr. Selander’s right to receive the Retention Payment and specified payments on account of termination without Cause or with Good Reason are subject to him entering into a separation agreement and release of claims against MasterCard International.

Modification of Duties.

To implement a planned transition to a successor CEO, MasterCard International has the right to modify Mr. Selander’s position, provided that the change would not be accompanied by a reduction in his compensation, benefits or perquisites, or, prior to December 15, 2010, by a change in his status as a member of the Executive Committee and senior level executive of MasterCard International.

Restrictive Covenants.

The employment agreement contains several covenants of Mr. Selander, which continue for a period of time following his termination of employment.  These include covenants regarding non-solicitation of MasterCard International’s employees, customers or suppliers and non-competition (for a minimum of 12 months and up to 36 months) and regarding confidentiality (for five years).

Mr. Banga

On June 16, 2009, MasterCard International entered into an employment agreement with Mr. Banga, pursuant to which he serves as the Company and MasterCard International’s President and Chief Operating Officer.  On April 12, 2010, Mr. Banga and the Company entered into an offer letter, which appointed him as Chief Executive Officer of the Company and MasterCard International, effective July 1, 2010.  The offer letter sets forth a summary of modifications to Mr. Banga’s existing employment agreement, which modifications will also be effective as of July 1, 2010.

Term.

Under Mr. Banga’s agreement, he is to be employed initially for a fixed term through December 31, 2011.  The agreement provides for automatic one-year renewals, unless either party gives at least 90-days prior written notice not to renew.

Compensation.

During the term of employment, Mr. Banga will:

•

receive a base salary of $800,000 (to be increased to $900,000 effective July 1, 2010, pursuant to the terms of Mr. Banga’s April 12, 2010 offer letter), which will be reviewed annually by the Compensation Committee and will be subject to increase at the discretion of the Compensation Committee following review of his performance;

•

be eligible to participate in such annual and/or long term bonus or incentive plan(s) generally made available to other employees of MasterCard International at his level, based on performance goals or other criteria, terms and conditions as may be established by MasterCard International; and

•	be eligible to participate in the Company and MasterCard International’s employee compensation or benefit plans and programs generally made available to other employees at his level.

Termination of Employment.

Pursuant to the agreement, Mr. Banga’s employment terminates: upon his death; at the option of MasterCard International, upon his disability (as defined under the MasterCard Long-Term Disability Benefits Plan); upon his termination by MasterCard International for “Cause” (as defined in the agreement and described below); upon his termination by MasterCard International without Cause effective 90 days after giving written notice (MasterCard International may, at its option, provide 90 days base salary payable in a lump sum in lieu of such notice period); at his option upon an event constituting “Good Reason” (as defined in the agreement and described below) effective 90 days after giving written notice; upon his voluntary resignation effective 90 days after giving written notice (which notice requirement MasterCard International may waive in whole or in part); upon either party giving the other 90 days prior written notice of non-renewal (if by MasterCard International, at its option, by providing 90 days base salary payable in a lump sum in lieu of such notice period); or on the last day of the calendar year in which he attains the age of 65.

Termination Payments.

Death.  In the event of Mr. Banga’s death, his estate or beneficiaries are entitled to receive the following payments in a lump sum within 30 days following the date of termination: (1) base salary earned but not paid through the date of his death; (2) payment for all accrued but unused vacation time; (3) the target annual incentive bonus payable for the year in which his death occurs (if not already paid); and (4) such additional benefits, if any, that he may be entitled to under the Company or MasterCard International’s plans and programs on account of death.

Disability.  If Mr. Banga’s employment is terminated on account of his disability, he will be entitled to the payments set forth above in the event of his death, except that his annual incentive bonus will be pro-rated for the year of his termination and will be based upon the actual performance, rather than the target level of performance, of MasterCard International for the applicable performance period (and taking into account the terms of the then applicable annual incentive bonus plan including, but not limited, to the discretion of the Compensation Committee to reduce such bonus amount) with such amount payable when the incentive bonus is regularly paid to similarly situated employees for such year.

For Cause.  If MasterCard International terminates Mr. Banga’s employment for Cause, he will be entitled to the payments set forth in items (1) and (2) above in the event of his death and such additional benefits, if any, that he would be entitled to under the Company or MasterCard International’s plans and programs on account of termination for Cause.  “Cause” means: (a) the willful failure by Mr. Banga to perform his duties or responsibilities (other than due to disability); (b) Mr. Banga’s engaging in serious misconduct that is injurious to the Company including, but not limited to, damage to its reputation or standing in its industry; (c) Mr. Banga’s having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or a crime that constitutes a misdemeanor involving moral turpitude; (d) the material breach by Mr. Banga of any written covenant or agreement with MasterCard International not to disclose any information pertaining to MasterCard International; or (e) the breach by Mr. Banga of the Company’s code of conduct, the supplemental code of ethics, any material provision of his employment agreement or any material provision of other specified Company or MasterCard International policies.  MasterCard International’s notice of termination for Cause must state the date of termination and identify the grounds upon which the termination is based.

Voluntary Resignation or Non-Renewal by Mr. Banga.  If Mr. Banga voluntarily resigns other than with Good Reason or provides notice of non-renewal of the agreement, he will be entitled to the payments set forth in items (1) and (2) above in the event of his death and such additional benefits, if any, that he would be entitled to under the Company or MasterCard International’s plans and programs on account of his voluntary resignation other than with Good Reason.

Without Cause, With Good Reason or Upon Non-Renewal by MasterCard International.  During the term of the agreement (including any renewal thereof) ending on or before December 31, 2014, if Mr. Banga’s employment is terminated by MasterCard International (other than for Cause or disability), by him with Good Reason, or upon non-extension of the term of the agreement by MasterCard International, he will be entitled to the following payments:

•	base salary earned but not paid prior to the date of termination;

•	accrued but unused vacation time payable within 30 days following the date of termination;

•

a pro-rata portion of the annual incentive bonus payable for the year in which his termination occurs based upon the actual performance of MasterCard International for the applicable performance period as determined by the Compensation Committee and payable in accordance with the regular bonus pay practices of MasterCard International and, to the extent not already paid, the annual incentive bonus for the year immediately preceding the year in which his date of termination occurs, payable in the amount and at the time it would have been paid per the terms of the then applicable annual incentive bonus plan;

•

severance payable over 24 months in an amount equal to base salary continuation for 24 months following the date of termination plus an amount equal to two times the average annual incentive bonus received by him with respect to the two years of employment prior to the year of termination, payable on a schedule in accordance with the regular payroll practices of MasterCard International (collectively, the “Severance Pay”); provided, however, that (A) if Mr. Banga’s employment was terminated prior to the payment of an annual 2009 bonus under SEAICP, his Severance Pay would have been required to include a payment of $1,200,000 in lieu of the bonus payment portion of the Severance Pay and (B) if Mr. Banga’s employment is terminated after the payment of an annual 2009 bonus under the SEAICP, but prior to the payment of an annual 2010 bonus, the Severance Pay shall include a payment equal to the annual 2009 bonus received by Mr. Banga in lieu of the two year average bonus payment portion of the Severance Pay;

•

payment of the monthly cost of the premium for COBRA medical coverage for the applicable COBRA period (or the severance period if shorter), or if he is eligible for the MasterCard Retiree Health Plan, the full cost of the Retiree Health coverage for the severance pay period and thereafter the retiree contribution levels shall apply;

•	reasonable outplacement services; and

•	such additional benefits, if any, that he would be entitled to under MasterCard International or MasterCard International’s plans and programs for the above captioned events of termination.

“Good Reason” means: (a) the assignment to a position for which Mr. Banga is not qualified or a materially lesser position than the position held by him; (b) a material reduction in annual base salary other than a 10 percent or less reduction, in the aggregate, over the term of employment; (c) the relocation of Mr. Banga’s principal place of employment to a location more than 50 miles from his principal place of employment; (d) the failure by MasterCard International to obtain an agreement from any successor to MasterCard International to assume and agree to perform any employment agreement between Mr. Banga and MasterCard International; or (e) the failure by MasterCard International to offer Mr. Banga a promotion to Chief Executive Officer of the Company on or before June 30, 2010 (with such offer to become effective not later than January 1, 2011).

If Mr. Banga’s term of employment ends after December 31, 2014 because either his employment is terminated by MasterCard International (other than for Cause or disability), he terminates his employment with Good Reason, or MasterCard International elects not to further extend the term of employment, then the term of employment shall end as of the date of termination and Mr. Banga shall be entitled to only those payments and benefits provided in the first, second, third and seventh bullets above.

Release of Claims.  Mr. Banga’s right to receive the Severance Pay and certain other payments on account of termination without Cause, with Good Reason or non-renewal is subject to him entering into (without revocation) a separation agreement and release of claims against MasterCard International.

Mandatory Retirement.  In the event Mr. Banga’s employment ends upon mandatory retirement (that is, the last day of the calendar year in which he attains the age of 65) he will be eligible for the following payments: (1) in a lump sum within 30 days following the date of termination base salary earned but not paid prior to the date of termination; (2) in a lump sum within 30 days following the date of termination equal to all accrued but unused vacation time; (3) the annual incentive bonus payable for the year in which his termination occurs and the prior year, if not already paid, based upon the actual performance of MasterCard International for the applicable performance period; and (4) such additional vested benefits which he is entitled to following the termination of his employment under the Company or MasterCard International’s plans and programs.

Restrictive Covenants.

The agreement subjects Mr. Banga to MasterCard International’s standard restrictive covenants for executive employees, including confidentiality, non-compete and non-solicit obligations.  However, Mr. Banga’s covenant not to compete is narrower with respect to entities covered by the provision if he terminates employment with Good Reason due to the failure by MasterCard International to offer him a promotion to Chief Executive Officer of MasterCard International on or before June 30, 2010 (with such offer to become effective not later than January 1, 2011).

Sign-on Award.

Under the terms of Mr. Banga’s offer letter, he is to receive a “sign-on” award of $4,200,000 payable in two equal installments.  The first installment was to be paid within 30 days of commencement of employment with the Company and the second installment is to be paid in 2010, not later than 30 days after the first anniversary of the date on which his employment commenced.  These payments are contingent upon Mr. Banga’s continued performance of services through such date; provided, however, that if Mr. Banga’s employment is terminated with Good Reason due to the failure by the Company to offer Mr. Banga a promotion to Chief Executive Officer of the Company on or before June 30, 2010 (with such offer to become effective not later than January 1, 2011), then he will nevertheless be entitled to the entire sign-on award.  Under the terms of the offer letter, Mr. Banga is obligated to return the net amount received in the first installment if his employment is terminated for Cause within 12 months of the date of commencement of employment or upon his voluntary resignation prior to the time that MasterCard International has made a decision concerning his potential appointment to Chief Executive Officer of MasterCard International.  Mr. Banga is obligated to return the net amount received in the second installment if his employment is terminated for Cause within 12 months of the date the second installment is received or if he voluntarily resigns within 12 months of the date the second installment is received.

Incentive Awards and Other Benefits.

Mr. Banga is eligible to participate in the SEAICP.  This bonus program is based on corporate, business unit and individual performance.  His target pay out will be 150% (range 0% - 375%) of his base salary.  Bonus amounts are based upon an assessment of results against established performance goals.  Receipt of any bonus payment is at the discretion of the Compensation Committee.  The agreement provides that Mr. Banga’s 2009 bonus opportunity would not be pro-rated.

Mr. Banga will also be eligible to participate in the LTIP.  The agreement required that in 2009, Mr. Banga receive grants with the following vesting schedule, in each case contingent on continued service:

•	$4,900,000 in restricted stock units that vest as follows:

20% vests 12 months after the grant date;

20% vests 24 months after the grant date; and

the balance of 60% vests 36 months after the grant date.

Notwithstanding the foregoing, if Mr. Banga terminates his employment with Good Reason due to the failure by the Company to offer Mr. Banga a promotion to Chief Executive Officer of the Company on or before June 30, 2010 (with such offer to become effective not later than January 1, 2011), this grant of restricted stock units will continue to vest without regard to such termination and will not be forfeited.

•	A stock option grant of shares valued at $2,400,000 in accordance with the Company’s granting policies that vests as follows:

the first one-third vests 6 months after the grant date;

the second one-third vests 18 months after the grant date; and

the final one-third vests 30 months after the grant date.

If Mr. Banga terminates his employment after any or all of such stock options have vested, but prior to becoming retirement eligible in accordance with the terms of the LTIP, he will have 120 days following the termination date to exercise the vested options.  Any unvested portion of such stock options will be forfeited.

The agreement also required that Mr. Banga receive a 2010 standard award under the LTIP, valued at $4,400,000 and expected to be equally split between non-qualified stock options and PSUs (at the discretion of the Compensation Committee).

Additionally, Mr. Banga’s April 12, 2010 offer letter provides that on July 1, 2010, Mr. Banga will be granted a one-time award in the amount of 12,000 restricted stock units under the LTIP.  The restricted stock units will vest on the fourth anniversary of the grant date.

Mr. Banga will be eligible to participate in the SPP after one year of employment with MasterCard International.  The SPP may result, depending on MasterCard International’s financial performance for the year, in an annual payment ranging from 0-10% of Mr. Banga’s base salary for the portion of 2010 that he is eligible to participate in the program.

Mr. Banga also participates in MasterCard International’s executive perquisite program in accordance with the terms and conditions of such program, as approved by the Compensation Committee.  In accordance with MasterCard International’s policy for providing perquisite allowances in lieu of specific perquisites, Mr. Banga was provided with a cash allowance of $35,000 (less lawful deductions) for 2009.  For 2010, he was provided with a cash allowance of $35,000 (less lawful deductions) payable in a lump sum, in January 2010.  For 2011, Mr. Banga’s cash allowance will be increased to $45,000 (less lawful deductions).  The allowance is subject to review on an annual basis by the Compensation Committee, and may be modified or eliminated, based on competitive assessment.

The agreement provides that MasterCard International will offer specified relocation assistance to Mr. Banga in accordance with the Company and MasterCard International’s policies.

Mr. McWilton and Ms. Hund-Mejean

On December 30, 2008, MasterCard International entered into employment agreements with Mr. McWilton and Ms. Hund-Mejean.  Pursuant to these agreements, Mr. McWilton serves as President, U.S. Markets and Ms. Hund-Mejean serves as Chief Financial Officer.

Term.

Under their respective agreements, each executive is to be employed for a fixed term of two years ending on December 30, 2010.  Each agreement provides for automatic one-year renewals, unless the executive or MasterCard International gives a notice of non-renewal at least 90 days prior to the end of the term.

Compensation.

During the term of employment, the executives each will:

•	receive a base salary, which is subject to increase based on an annual performance review by the Compensation Committee;

•

be eligible to participate in the annual and/or long term bonus or incentive plans as are generally available to other employees of MasterCard International at the executive’s level, based on performance goals or other criteria as may be established by MasterCard International; and

•

be eligible to participate in the Company and MasterCard International’s benefit and perquisite programs generally made available to members of the Executive Committee (excluding the CEO) in accordance with the terms and conditions of such programs.

Termination of Employment.

Pursuant to the agreement, the executive’s employment terminates: upon death; upon disability (at the option of MasterCard Incorporated); upon termination by MasterCard Incorporated for “Cause” (as defined in the agreements and described below); upon voluntary resignation; either party giving the other notice of non-renewal; upon termination by MasterCard International without Cause; termination by the executive for “Good Reason” (as defined in the agreements and described below); or on the last day of the calendar year in which the executive attains the age of 65.

Termination Payments.

Death.  In the event of Mr. McWilton’s or Ms. Hund-Mejean’s death, his or her estate and/or beneficiaries are entitled to receive the following payments: (1) base salary earned but not paid through the date of the executive’s death; (2) payment for all accrued but unused vacation time; (3) the target annual incentive bonus payable for the year in which death occurs, and the prior year if not already paid; and (4) such additional benefits, if any, the executive may be entitled to under the Company or MasterCard International’s plans and programs on account of death.

Disability.  In the event of Mr. McWilton’s or Ms. Hund-Mejean’s termination of employment on account of disability, the executive will receive the same payments as noted above in the event of his or her death except that the executive’s target annual incentive bonus will be pro-rated for the year of his or her termination.

For Cause.  If MasterCard International terminates the executive’s employment for Cause, he or she will be entitled to: (1) a payment with respect to base salary earned but not paid through the date of his termination, (2) payment for all accrued but unused vacation time and (3) additional benefits, if any that the executive would be entitled to under the Company or MasterCard International’s plans and programs on account of termination for Cause.  The agreements define “Cause” to generally mean: (a) the willful failure by the executive to perform his or her duties or responsibilities (other than due to disability); (b) engaging in serious misconduct that is injurious to MasterCard International, including, but not limited to, damage to its reputation or standing in its industry; (c) having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or a crime that constitutes a misdemeanor involving moral turpitude; (d) the material breach of any written covenant or agreement with MasterCard International not to disclose any information pertaining to the Company or MasterCard International; or (e) the breach of the Company’s code of conduct, the supplemental code of ethics, any material provision of the employment agreement or any material provision of specified Company or MasterCard International policies.

Voluntary Resignation or Non Renewal by Executive.  If Mr. McWilton or Ms. Hund-Mejean voluntarily resigns other than with Good Reason or provides notice of non-renewal of the agreement, the executive will receive the same payments of unpaid base salary and accrued but unused vacation time noted above and such additional benefits, if any that such executive would be entitled to under the Company’s or MasterCard International’s plans and programs on account of his or her voluntary termination other than with Good Reason.

Without Cause, With Good Reason or Upon Non-Renewal by MasterCard International.  In the event of the executive’s termination by MasterCard International without Cause, by the executive with Good Reason, or upon non-renewal of the executive’s employment agreement by MasterCard International, he or she will be entitled to:

•	base salary earned but not paid prior to the date of termination;

•	accrued but unused vacation time;

•

a pro-rata portion of the annual incentive bonus payable for the year in which the executive’s termination occurs based upon the actual performance of MasterCard International for the applicable performance period and payable in accordance with the regular bonus pay practices of MasterCard International and, to the extent not already paid, the annual incentive bonus for the year immediately preceding the year in which the executive’s date of termination occurs, payable in the amount and at the time it would have been paid had the executive remained employed;

•

severance payable over 24 months in an amount equal to base salary continuation for 24 months following the date of termination following the date of termination plus an amount equal to two times the average annual bonus received by the executive with respect to the two years of employment prior to the year of termination, payable in accordance with the annual incentive pay practices of MasterCard International;

•

payment of the monthly cost of the premium for COBRA medical coverage for the applicable COBRA period (or 24 months if shorter), or if he or she is eligible for the MasterCard Retiree Health Plan, the full cost of the retiree health coverage for 24 months and thereafter the retiree contribution levels shall apply

•

for Mr. McWilton, if upon exhaustion of COBRA medical benefits he is not eligible under the MasterCard Retiree Health Plan, reimbursement for comparable medical coverage until age 55 and, under specified circumstances, access to group coverage thereafter;

•	outplacement services for the shorter of 24 months or the period of unemployment;

•	for Mr. McWilton, full and immediate vesting under the SERP;

•

for Mr. McWilton, be treated as if such termination were a “retirement” for awards outstanding under the LTIP (but only if the termination is within four years of the earliest date that he is eligible for retirement under the LTIP); and

•	such additional benefits, if any that the executive would be entitled to under the Company or MasterCard International’s plans and programs for the above captioned events of termination.

“Good Reason” for this purpose generally means: (a) the assignment to a position for which the executive is not qualified or a materially lesser position than the position held by the executive; (b) a material reduction in the executive’s annual base salary other than a 10 percent or less reduction, in the aggregate, over the term of employment; (c) the relocation of the executive’s principal place of employment more than 50 miles; or (d) the failure by MasterCard International to obtain an agreement from any successor to MasterCard International to assume and agree to perform any employment agreement between the executive and MasterCard International.

Mandatory Retirement.  In the event Mr. McWilton’s or Ms. Hund-Mejean’s employment ends upon mandatory retirement (that is, the last day of the calendar year in which he or she attains the age of 65), he or she will be entitled to: (1) a lump sum within 30 days following the date of termination of all base salary earned but not paid prior to the date of termination; (2) a lump sum within 30 days following the date of termination equal to all accrued but unused vacation time; (3) a pro-rata portion of the annual incentive bonus payable for the year in which his or her termination occurs and the prior year, if not already paid, based upon the actual performance of MasterCard International for the applicable performance period and payable in accordance with the regular bonus pay practices of MasterCard International; and (4) such additional vested benefits which he or she is expressly entitled following the termination of his or her employment under the Company or MasterCard International’s plans and programs.

Tax Gross-Up Payments, Release of Claims and Restrictive Covenants.

The executives’ employment agreements also contain provision for tax gross-up payments (similar to Mr. Selander).  An executive’s right to receive a gross-up payment or specified payments on account of termination without Cause, with Good Reason or non-renewal is subject to the executive entering into a separation agreement and release of claims against MasterCard International.
Also, each agreement contains several covenants regarding confidentiality, non-competition, and non-solicitation of MasterCard International’s employees, customers or suppliers.

Ms. Hund-Mejean Repayment of Sign-on Award.

Under Ms. Hund-Mejean’s original offer letter, she was awarded a one time cash sign-on award of $1,225,000.  If she voluntarily left employment with MasterCard International or was terminated for Cause at any time prior to May 1, 2009, her employment agreement required her to repay the net amount received from the cash award (after lawful deductions) within 30 days of such date of termination.

Mr. Flood

Mr. Flood serves as President, Global Products and Solutions of MasterCard International pursuant to an employment arrangement with MasterCard International.

Term.

Mr. Flood is employed at will by MasterCard International.

Compensation.

Mr. Flood receives a base salary and is eligible to participate in the LTIP and in the Company or MasterCard International’s employee compensation and benefit programs as may be generally made available to other employees of the Company or MasterCard International at his level, including the SEAICP.

Termination of Employment.

Upon termination of his employment, Mr. Flood will receive payments pursuant to the MasterCard International Incorporated Executive Severance Plan (the “Executive Severance Plan”) and the MasterCard International Incorporated Change in Control Severance Plan (the “CIC Plan”).

Termination Payments.

Death.  In the event of Mr. Flood’s death, his estate and/or beneficiaries are entitled to a lump sum payment within 30 days following the date of termination of: (1) base salary earned but not paid through the date of his death; (2) payment for all accrued but unused vacation time; (3) the target annual incentive bonus payable for the year in which death occurs, and the prior year if not already paid; and (4) such additional benefits, if any, he may be entitled to under MasterCard International’s plans and programs on account of death.

Disability.  In the event of Mr. Flood’s termination of employment on account of disability, he will be entitled to receive the same payments as noted above in the event of his death, except that his target annual incentive bonus will be pro-rated for the year of his termination.

For Cause or Voluntary Resignation.  If MasterCard International terminates Mr. Flood’s employment for “Cause” (as defined in the Executive Severance Plan and described below) or Mr. Flood voluntarily resigns other than with Good Reason, he will be entitled to, within 30 days of the date of termination: (1) a payment with respect to base salary earned but not paid through the date of his termination, (2) payment for all accrued but unused vacation time and (3) additional benefits, if any, that he would be entitled to under MasterCard International’s plans and programs on account of termination for Cause or his or her voluntary resignation other than with Good Reason.

Without Cause or With Good Reason.  In the event of Mr. Flood’s termination by MasterCard International without Cause or by Mr. Flood with “Good Reason” (as defined in the Executive Severance Plan and described below), he will be entitled to (in addition to any severance payments described below): (1) a lump sum within 30 days following the date of termination of all base salary earned but not paid prior to the date of termination; (2) a lump sum within 30 days following the date of termination equal to all accrued but unused vacation time; and (3) a pro-rata portion of the annual incentive bonus payable for the year in which his termination occurs and the prior year, if not already paid, based upon the actual performance of MasterCard International for the applicable performance period as determined by the Compensation Committee and payable in accordance with the regular bonus pay practices of MasterCard International.

Mandatory Retirement.  In the event Mr. Flood’s employment ends upon mandatory retirement (that is, the last day of the calendar year in which he attains the age of 65), he will be entitled to receive the same payments as noted above in the event of his death, except that his annual incentive bonus will be pro-rated for the year in which his termination occurs, and will be based upon the actual performance of MasterCard International for the applicable performance period (and taking into account the terms of the annual incentive plan, including but not limited to the discretion of the Compensation Committee to reduce the bonus amount).

Severance Payments Under the Executive Severance Plan.  In addition to any payments described above, in the event of Mr. Flood’s termination either by MasterCard International without Cause or by Mr. Flood for Good Reason, and in each case unless otherwise disqualified as described below, Mr. Flood will be entitled to:

•	base salary continuation for 18 months (and, in MasterCard International’s sole discretion, up to an additional 6 months) following the date of termination;

•

an amount equal to 1.5 times the annual incentive bonus paid to Mr. Flood for the year prior to the year during which termination occurs, payable ratably over an 18-month period in accordance with the annual incentive bonus pay practices of MasterCard International (or, at MasterCard International’s discretion, an amount equal to up to 2 times the bonus for the prior year, payable over up to 24 months);

•

payment of the monthly cost of the premium for COBRA medical coverage for the applicable COBRA period (or 18 months if shorter), or if he is eligible for the MasterCard Retiree Health Plan, the full cost of the retiree health coverage for 18 months, and thereafter the retiree contribution levels shall apply;

•	reasonable outplacement services for the shorter of 18 months or the period of unemployment; and

•

such additional benefits, if any, that Mr. Flood would be entitled to under MasterCard International’s plans and programs for the above captioned events of termination (other than any severance payments payable under the terms of any benefit plan).

Under the Executive Severance Plan, Mr. Flood is only entitled to receive severance payments in the events described above, and would not be entitled to receive such severance payments in the event of termination of employment with MasterCard International due to (1) death, (2) disability, (3) voluntary resignation for any reason other than for Good Reason or mandatory retirement or (4) termination for Cause, or in the event that he fails to give notice of termination for Good Reason within 60 days of the events constituting Good Reason.

MasterCard International’s obligation to make the severance payments described in the first four bullets above is conditioned upon the Mr. Flood’s execution of a separation agreement and release, within 60 days following the date of termination, of all claims related to his employment or the termination of such employment.  Such an agreement would include non-competition and non-solicitation restrictions for an 18-month period (or for the length of the severance payments, if longer as described above).

CIC Payments Under the CIC Plan.  In the event that, within six months preceding or two years following a Change-in-Control (as determined in the CIC Plan and as described below), Mr. Flood either: (1) is terminated by the MasterCard International or MasterCard International’s successor without “Cause” (as defined in the CIC Plan and described below) or (2) terminates his employment with MasterCard International or MasterCard International’s successor for “Good Reason” (as defined in the CIC Plan and described below), and in each case unless otherwise ineligible as described below, Mr. Flood will be entitled to:

•	a lump sum within 30 days following the date of termination of all base salary earned but not paid prior to the date of termination;

•	a lump sum within 30 days following the date of termination equal to all accrued but unused vacation time;

•

a pro-rata portion of the annual incentive bonus payable for the year in which his termination occurs and the prior year, if not already paid, based upon the actual performance of MasterCard International for the applicable performance period as determined by the Compensation Committee and payable in accordance with the regular bonus pay practices of MasterCard International;

•	base salary continuation for 24 months following the date of termination;

•

annual bonus payments following the date of termination with the aggregate bonus amount for Mr. Flood equivalent to the average annual bonus received by him with respect to the prior two years of employment, payable ratably over a 24-month period in accordance with the regular payroll practices and annual incentive bonus pay practices of MasterCard International;

•

payment of the monthly cost of the premium for COBRA medical coverage for the applicable COBRA period (or 24 months if shorter), or if he is eligible for the MasterCard Retiree Health Plan, the full cost of the retiree health coverage for 24 months and thereafter the retiree contribution levels shall apply;

•	reasonable outplacement services for the shorter of 24 months or the period of unemployment; and

•

such additional benefits, if any that Mr. Flood would be entitled to under MasterCard International’s plans and programs for the above captioned events of termination (other than any severance payments payable under the terms of any benefit plan).

Mr. Flood is only entitled to receive Change-in-Control payments in the events described above, and would not be entitled to receive such payments in the event of termination of employment with the MasterCard International or MasterCard International’s successor due to: (1) death, (2) disability, (3) voluntary resignation for any reason other than for Good Reason or (4) termination for Cause at any time preceding or following a Change-in-Control, or in the event that he fails to give notice of termination for Good Reason within 60 days of the events constituting Good Reason.  The CIC Plan expressly provides that a Change-in-Control alone, without a related termination of employment, will in no event give rise to any Change-in-Control payments or benefits under the CIC Plan.

MasterCard International’s obligation to make the Change-in-Control payments described above in the fourth through seventh bullets above is conditioned upon Mr. Flood’s execution of a separation agreement and release, within 60 days following the date of termination, of all claims to his employment or the termination of such employment, which would include a two-year non-competition restriction and a two-year non-solicitation restriction.

Particular Definitions in Executive Severance Plan or CIC Plan.

Each of the Executive Severance Plan and the CIC Plan defines “Cause” to generally mean: (a) the willful failure by the executive to perform his or her duties or responsibilities (other than due to disability); (b) engaging in serious misconduct that is injurious to MasterCard International including, but not limited to, damage to its reputation or standing in its industry; (c) having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or a crime that constitutes a misdemeanor involving moral turpitude; (d) the material breach of any written covenant or agreement with MasterCard International not to disclose any information pertaining to MasterCard International; or (e) the breach of MasterCard International’s code of conduct, the supplemental code of ethics or any material provision of specified MasterCard International policies.

“Change-in-Control” for purposes of the CIC Plan has the meaning as set forth in the LTIP.  Accordingly, it generally means the occurrence of any of the following events (other than by means of a public offering of MasterCard Incorporated’s equity securities):

(a) The acquisition by any person of beneficial ownership of more than 30 percent of the voting power of the then outstanding equity securities of the Company (the “Outstanding Registrant Voting Securities”), subject to certain exceptions; or

(b) A change in the composition of the Board of Directors of the Company that causes less than a majority of the directors of the Company then in office to be members of the Board, subject to certain exceptions; or

(c) Consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the purchase of assets or stock of another entity (a “Business Combination”), in each case, unless immediately following such Business Combination, (1) all or substantially all of the persons who were the beneficial owners of the Outstanding Registrant Voting Securities immediately prior to such Business Combination will beneficially own more than 50 percent of the then outstanding voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the entity resulting from such Business Combination in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Registrant Voting Securities, (2) no person will beneficially own more than a majority of the voting power of the then outstanding voting securities of such entity except to the extent that such ownership of the Company existed prior to the Business Combination, and (3) at least a majority of the members of the board of directors of the entity resulting from such Business Combination will have been members of the incumbent Board of the Company at the time of the initial agreement, or action of the Board of the Company, providing for such Business Combination; or

(d) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

“Good Reason” for the purpose of each of the Executive Severance Plan and the CIC Plan generally means: (a) the assignment to a position for which the executive is not qualified or a materially lesser position than the position held by the executive; (b) a material reduction in the executive’s annual base salary other than a 10 percent or less reduction, in the aggregate, over the term of employment; or (c) the relocation of the executive’s principal place of employment by more than 50 miles.

Restrictive Agreements.

In addition to agreements Mr. Flood would enter in order to be eligible to receive the payments described above, Mr. Flood has entered into an agreement providing for restrictions with respect to non-competition and non-solicitation of MasterCard International’s employees, customers or suppliers for 12 months following termination.

Potential Payments

Below are tables showing the potential payments upon termination of employment or a change in control of the Company for each of the named executive officers assuming the event took place on December 31, 2009, the last business day of our 2009 fiscal year.  Following the tables are footnotes that provide additional information with respect to other potential payments and benefits.

The tables reflect the 2009 target payout under the SEAICP for annual incentive award payments.  In the tables, the equity awards shown for the named executive officer represent the value of unvested RSUs and stock options that would vest in the event of termination or change in control, as applicable, based on the $255.98 per share closing price of our Class A Common Stock on the NYSE on December 31, 2009.  In the event of termination by the Company without cause or by the executive with good reason in connection with a change in control, all unvested RSUs and stock options held by a named executive officer would immediately become vested.  Except for Mr. McWilton, if a named executive officer who is retirement-eligible is terminated without cause or terminates his employment for good reason, all unvested RSUs and stock options would vest according to the terms of the award.
Mr. McWilton would be treated as retirement-eligible for purposes of the LTIP so long as the termination without cause occurs within four years of the date he would otherwise have been eligible to retire.  If a named executive officer who is not retirement-eligible is terminated without cause or terminates his employment for good reason, all unvested RSUs and stock options would not become vested.

In the event of a change in control, the PSUs would continue to vest in accordance with the terms of the grant to the extent the achievement of the relevant performance goals could continue to be measured subsequent to the change in control.  To the extent achievement of the relevant performance goals could no longer be measured, all of the named executive officer’s unvested PSUs would vest in accordance with the terms of such grants on February 28, 2010, February 28, 2011 and February 28, 2012, respectively, conditioned upon the named executive officer’s continued employment with the Company, as of those dates, and would be paid at a target level of performance.  In the event that, within six months preceding, or two years following, a change in control, the named executive officer is terminated without cause or with good reason, all of the named executive officer’s then unvested PSUs would vest immediately and be payable at a target level of performance, conditioned upon the named executive officer’s compliance with his or her non-competition and non-solicitation agreement.

Retirement benefits indicated below include values from the MAP and SERP.

MAP.  The MAP values represent the vested notional account balance at the time of termination due to death, termination for cause, voluntary termination, termination without cause, termination for good reason and change in control termination.  Because the MAP allows a period of disability to be included in the calculation of vesting service, the MAP value shown for disability termination is the MAP balance regardless of current vested status.

SERP.  The SERP in effect during 2009 provided that upon a participant’s termination of employment prior to attaining age 60 and at least four years of SERP participation, the participant is not entitled to any benefit under the SERP, unless the participant died while employed or there has been a change in control.  (Additionally, the SERP benefit vests upon the participant’s termination without cause or for good reason, if such vesting is provided for in the participant’s employment agreement).  Accordingly, in the event a participant dies while employed and prior to attaining age 60 and four years of SERP participation, the SERP pays out a lump sum present value of 75% of a deferred net SERP benefit payable at age 60.  In the event a participant’s employment is terminated without cause or the participant resigns for good reason within two years after a change in control, the SERP benefit is fully vested and paid as a lump sum determined in the same manner as in a termination of employment due to death, except that 100% of the net SERP benefit is paid if the change in control occurs before attainment of age 60 and four years of SERP participation.

For additional information on the SERP, please refer to the Compensation and Discussion and Analysis under the heading “Other Benefits” and to the section entitled “Pension Benefits in 2009.”  Amounts payable under deferred compensation arrangements are described in the Nonqualified Deferred Compensation in 2009 table.

	Robert W. Selander
Benefit	Death	Disability	For Cause	Voluntary	Without Cause / With Good Reason	Change in Control (CIC)
Cash Severance (1)	$—	$—	$—	$—	$3,444,521	$3,444,521

Annual Incentive Award	$1,500,000	$1,500,000	$—	$—	$2,100,000	$2,100,000

Retention Payment (2)	$8,461,538	$8,461,538	$—	$—	$8,461,538	$8,461,538

Unvested Equity (3)
Restricted Stock Units	$16,409,086	$16,409,086	$—	$16,409,086	$16,409,086	$16,409,086
Unexercisable Options	$20,779,614	$20,779,614	$—	$20,779,614	$20,779,614	$20,779,614
Performance Stock Units	$14,180,524	$24,440,970	$—	$24,440,970	$14,180,524	$14,180,524
Total	$51,369,224	$61,629,670	$—	$61,629,670	$51,369,224	$51,369,224

Retirement Benefits (4)
SERP	$3,786,750	$5,049,000	$—	$—	$5,049,000	$5,914,000
MAP	$424,145	$424,145	$424,145	$424,145	$424,145	$424,145
Total	$4,210,895	$5,473,145	$424,145	$424,145	$5,473,145	$6,338,145

Other Benefits (5)
Health & Welfare	$—	$—	$—	$—	$5,725	$5,725
Outplacement	$—	$—	$—	$—	$35,000	$35,000
Tax Gross-Ups	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$40,725	$40,725

Total	$65,541,657	$77,064,353	$424,145	$62,053,815	$70,889,153	$71,754,153

	Martina Hund-Mejean
Benefit	Death	Disability	For Cause	Voluntary	Without Cause / With Good Reason	Change in Control (CIC)
Cash Severance (1)	$—	$—	$—	$—	$2,260,439	$2,260,439

Annual Incentive Award	$500,000	$500,000	$—	$—	$675,000	$675,000

Unvested Equity (3)
Restricted Stock Units	$3,838,420	$3,838,420	$—	$—	$3,838,420	$3,838,420
Unexercisable Options	$1,303,437	$1,303,437	$—	$—	$1,303,437	$1,303,437
Performance Stock Units	$1,483,660	$2,254,672	$—	$—	$1,483,660	$1,483,660
Total	$6,625,517	$7,396,529	$—	$—	$6,625,517	$6,625,517

Retirement Benefits
SERP	$—	$—	$—	$—	$—	$—
MAP	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Other Benefits (5)
Health & Welfare	$—	$—	$—	$—	$2,755	$2,755
Outplacement	$—	$—	$—	$—	$35,000	$35,000
Tax Gross-Ups	$—	$—	$—	$—	$—	$2,311,278
Total	$—	$—	$—	$—	$37,755	$2,349,033

Total	$7,125,517	$7,896,529	$—	$—	$9,598,711	$11,909,989

	Ajay Banga
Benefit	Death	Disability	For Cause	Voluntary	Without Cause / With Good Reason	Change in Control (CIC)
Cash Severance (1)	$—	$—	$—	$—	$3,965,682	$3,965,682

Annual Incentive Award	$1,200,000	$1,620,000	$—	$—	$1,620,000	$1,620,000

Clawback of Sign-On	$—	$—	$(2,100,000)	$(2,100,000)	$—	$—

Unvested Equity (3)
Restricted Stock Units	$5,634,376	$—	$—	$—	$5,634,376	$5,634,376
Unexercisable Options	$986,255	$—	$—	$—	$986,255	$986,255
Performance Stock Units	$—	$—	$—	$—	$—	$—
Total	$6,620,631	$—	$—	$—	$6,620,631	$6,620,631

Retirement Benefits
SERP	$—	$—	$—	$—	$—	$—
MAP	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Other Benefits (5)
Health & Welfare	$—	$—	$—	$—	$2,581	$2,581
Outplacement	$—	$—	$—	$—	$35,000	$35,000
Tax Gross-Ups	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$37,581	$37,581

Total	$7,820,631	$1,620,000	$(2,100,000)	$(2,100,000)	$12,243,894	$12,243,894

	Chris A. McWilton
Benefit	Death	Disability	For Cause	Voluntary	Without Cause / With Good Reason	Change in Control (CIC)
Cash Severance (1)	$—	$—	$—	$—	$2,676,835	$2,676,835

Annual Incentive Award	$550,000	$550,000	$—	$—	$700,000	$700,000

Unvested Equity (3)
Restricted Stock Units	$6,401,036	$6,401,036	$—	$—	$6,401,036	$6,401,036
Unexercisable Options	$3,321,379	$3,321,379	$—	$—	$3,321,379	$3,321,379
Performance Stock Units	$2,836,514	$4,888,962	$—	$—	$2,836,514	$2,836,514
Total	$12,558,929	$14,611,377	$—	$—	$12,558,929	$12,558,929

Retirement Benefits (4)
SERP	$1,753,500	$2,338,000	$—	$—	$2,338,000	$2,338,000
MAP	$90,684	$90,684	$90,684	$90,684	$90,684	$90,684
Total	$1,844,184	$2,428,684	$90,684	$90,684	$2,428,684	$2,428,684

Other Benefits (5)
Health & Welfare	$—	$—	$—	$—	$8,830	$8,830
Outplacement	$—	$—	$—	$—	$35,000	$35,000
Tax Gross-Ups	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$43,830	$43,830

Total	$14,953,113	$17,590,061	$90,684	$90,684	$18,408,278	$18,408,278

Benefit	Gary J. Flood
	Death	Disability	For Cause	Voluntary	Without Cause / With Good Reason	Change in Control (CIC)
Cash Severance (1)	$—	$—	$—	$—	$2,379,409	$2,379,409

Annual Incentive Award	$500,000	$500,000	$—	$—	$700,000	$700,000

Unvested Equity (3)
Restricted Stock Units	$3,905,487	$3,905,487	$—	$—	$3,905,487	$3,905,487
Unexercisable Options	$2,889,696	$2,889,696	$—	$—	$2,889,696	$2,889,696
Performance Stock Units	$2,507,324	$4,302,000	$—	$—	$2,507,324	$2,507,324
Total	$9,302,507	$11,097,183	$—	$—	$9,302,507	$9,302,507

Retirement Benefits
SERP	$—	$—	$—	$—	$—	$—
MAP	$491,669	$491,669	$491,669	$491,669	$491,669	$491,669
Total	$491,669	$491,669	$491,669	$491,669	$491,669	$491,669

Other Benefits (5)
Health & Welfare	$—	$—	$—	$—	$10,215	$10,215
Outplacement	$—	$—	$—	$—	$35,000	$35,000
Tax Gross-Ups	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$45,215	$45,215

Total	$10,294,176	$12,088,852	$491,669	$491,669	$12,918,800	$12,918,800

(1)	For Mr. Selander, the aggregate amount of cash severance will be reduced over time through December 31, 2010. Mr. Selander’s cash severance will be payable in equal installments through December 31, 2010, equal to the sum of: (a) his continued base salary (calculated at the highest annual base salary rate paid during his term of employment); and (b) his average annual incentive bonus (calculated based upon the average of the three years preceding the year in which the date of termination occurs), divided by the number of pay periods in a calendar year. For Ms. Hund-Mejean, the amount would be paid over a 24-month period and is equal to two times the sum of her 2009 base salary and a two year average of bonus paid to her for services in 2007 and 2008. Since she did not receive a bonus for services in 2007, a target amount was used in the average. For Mr. Banga, the amount would be paid over a 24-month period and is equal to two times the sum of his 2009 base salary and two times his target bonus (in lieu of an average bonus for the prior two years since no such bonuses will yet have been paid) according to the terms of his employment agreement. For Mr. McWilton, the amount would be paid over a 24-month period and is equal to two times the sum of his 2009 base salary and the average of bonus paid to him for services in 2007 and 2008. For Mr. Flood, the amount would be paid over a 24-month period and is equal to two times the sum of his 2009 base salary and the average of bonus paid to him for services in 2007 and 2008. For Mr. Flood, in the event of termination without cause or for good reason without a change in control, the amount would be paid over an eighteen month period and is equal to 1.5 times the sum of his 2008 base salary and the bonus paid to him for services in 2008 - cash severance amount would be $1,862,757. For all named executive officers, cash severance reflects the present value of this calculation using a semi-annual discount rate of 0.83%.
(2)	Mr. Selander is entitled to a $10,000,000 retention payment not later than 30 days following: (a) the date on which the appointment of a successor CEO by the Board of Directors becomes effective; or (b) December 31, 2010, if no successor CEO has been appointed prior to such time. Mr. Selander will receive the retention payment provided that, prior to the date he becomes entitled to such payment, his employment has not been terminated for cause, he has not voluntarily resigned and the Company has achieved certain performance targets. For termination of employment due to death, disability, by the Company without cause or by Mr. Selander for good reason, the amount is pro-rated for service from July 1, 2004 through December 31, 2010.
(3)	For the unvested equity in the “Without Cause / With Good Reason” column, assumes termination occurs within either 6 months prior to or two years following a change in control of the Company. In the event that termination does not occur within either six months prior to, or two years following, a change in control of the Company, the values for the named executive officers who are not retirement-eligible or deemed retirement-eligible would be zero. For the PSUs in the “Change in Control” column, the amount reflects a change in control of the Company in which the Company thereafter is unable to assess the Company’s performance against the specified objectives. Accordingly, consistent with the terms of the PSU awards, the amounts represented in the “Change in Control” column represent target level of performance. For the PSUs in the “Voluntary” column for Mr. Selander and in the “Disability” column for Ms. Hund-Mejean and Messrs. Selander, McWilton and Flood, the amount reflects the performance level at which the Company accrued the PSUs in its 2009 year-end financial statements based on the Company’s assessment of its obligations based on quantitative and qualitative considerations of actual and forecasted results as compared to performance targets for net income and return on equity (with respect to awards granted in 2007) and net income and operating margin improvement (with respect to the awards granted in 2008 and 2009). Assumptions used in the calculations are included in footnote 17 to the Company’s audited financial statements for the year ended December 31, 2009.
(4)	For Messrs. Selander and McWilton, the SERP amounts differ from the amounts indicated in the Pension Benefits Table due to modified actuarial assumptions (the 2009 lump sum interest rates for termination due to a change in control event versus the assumed valuation rate and pre-commencement discount rate used in the Pension Benefits table).
(5)	Includes continued health and welfare benefits, namely: health coverage, dental coverage, vision coverage, individual life insurance, and individual disability insurance for 18 months following termination, outplacement assistance and, with respect to Messrs. Selander and McWilton and Ms. Hund-Mejean, excise tax gross-ups. The excise tax gross-up is applicable only if termination of employment is in connection with a change in control and the payout limit under Section 280G of the Internal Revenue Code is exceeded.

DIRECTOR COMPENSATION

The Company uses cash and stock-based compensation to attract and retain qualified persons to serve on its Board of Directors.  The Company sets compensation for non-employee directors in light of the time commitment and prior experience levels expected of directors.

Cash Compensation

During 2009, directors who were not employees of the Company, other than the Chairman of the Board of Directors, were paid an annual retainer of $70,000.  The Chairman of the Board of Directors received an annual retainer of $105,000.  Non-employee directors also received an annual retainer for serving as a chairperson of a standing committee ($20,000 for the Audit Committee, $10,000 for the Compensation Committee and $10,000 for the Nominating Committee).  An annual retainer for committee service was paid to non-employee directors who serve as members (non-chairperson role) on any standing Committee ($10,000 for the Audit Committee, $5,000 for the Compensation Committee and $5,000 for the Nominating Committee).  In addition, customary expenses for attending Board and committee meetings were reimbursed.  Non-employee directors were also eligible to have MasterCard International make matching gift contributions of up to $5,000 in the name of the director to eligible charities.

Effective January 1, 2010, directors who are not employees of the Company, other than the Chairman of the Board of Directors, are paid an annual retainer of $90,000.  The Chairman of the Board of Directors receives an annual retainer of $125,000.  Non-employee directors also receive an annual retainer for serving as a chairperson of a standing committee ($25,000 for the Audit Committee, $20,000 for the Compensation Committee and $20,000 for the Nominating Committee).  An annual retainer for committee service is paid to non-employee directors who serve as members (non-chairperson role) on any standing committee ($15,000 for the Audit Committee, $10,000 for the Compensation Committee and $10,000 for the Nominating Committee).  In addition, customary expenses for attending Board and committee meetings are reimbursed.  Non-employee directors are also eligible to have MasterCard International make matching gift contributions of up to $5,000 in the name of the director to eligible charities.

Stock-Based Compensation

Non-employee directors, other than the Chairman of the Board of Directors, also receive an annual stock grant of $100,000 in the form of deferred stock units and the Chairman of the Board of Directors receives an annual grant of $150,000 in deferred stock units.

2009 DIRECTOR COMPENSATION

The table below summarizes the total compensation earned in 2009 by each of our non-employee directors who served as directors during 2009.  Generally, during 2009, non-employee directors were paid twice a year on a prospective basis.  The first payment occurred in June 2009, immediately after the annual meeting of stockholders and covered service from June through November 2009.  The second payment was made in December 2009 and covered service from December 2009 through May 2010.  However, effective January 1, 2010, the Company’s compensation policy is to pay directors in advance in January for the period from January to June and in arrears in December for the period from July to December.  In the event that a non-employee director is nominated to the Board of Directors at any other point during the year, that director will receive a pro-rated amount of the retainer fee and any committee fees from the time he or she began service on the Board of Directors until the next regularly scheduled payment.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards($) (d)	Non-Equity Incentive Plan Compensation($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Richard Haythornthwaite(2)	$125,000	$150,017	$—	$—	$—	$—	$275,017

Marc Olivié(3)	$85,000	$100,067	$—	$—	$—	$—	$185,067

Mark Schwartz(4)	$95,000	$100,067	$—	$—	$—	$—	$195,067

David Carlucci(5)	$80,000	$100,067	$—	$—	$—	$—	$180,067

Edward Suning Tian(6)	$75,000	$100,067	$—	$—	$—	$—	$175,067

Bernard S.Y. Fung(7)	$75,000	$100,067	$—	$—	$—	$—	$175,067

Steven Freiberg(8)	$70,000	$100,067	$—	$—	$—	$—	$170,067

Nancy Karch(9)	$85,000	$100,067	$—	$—	$—	$—	$185,067

Jose Octavio Reyes Lagunes(10)	$75,000	$100,067	$—	$—	$—	$—	$175,067

Silvio Barzi(11)	$80,000	$100,067	$—	$—	$—	$—	$180,067

Jackson Tai(12)	$82,917	$100,067	$—	$—	$—	$—	$182,984

(1)	Represents the amount of compensation cost recognized by the Company in 2009, which is the aggregate grant date fair value in accordance with FASB Topic 718 in connection with all stock grants to Board members made in 2009. The deferred stock units are to be settled in shares of our Class A Common Stock on the fourth anniversary of the grant date unless the director’s service as a director is terminated earlier or the director elects to have the deferred stock units settle later. The share price used for conversion was the closing price for our Class A Common Stock on the New York Stock Exchange on June 9, 2009, the date of the 2009 Annual Meeting of Stockholders ($168.18 per share).
(2)	Represents (a) an annual retainer of $105,000 for service as Chairman of the Board, (b) an annual retainer of $10,000 for service as Chairman of the Nominating Committee and (c) $10,000 for service on the Audit Committee during 2009. The stock award represents a grant of 892 deferred stock units on June 9, 2009. Mr. Haythornthwaite held an aggregate of 6,061 vested deferred stock units at December 31, 2009.
(3)	Represents (a) an annual retainer of $70,000 for service to the Board, (b) $5,000 for service on the Compensation Committee and (c) $10,000 for service on the Audit Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Olivie held an aggregate of 4,182 vested deferred stock units at December 31, 2009.
(4)	Represents (a) an annual retainer of $70,000 for service to the Board, (b) an annual retainer of $20,000 for service as Chairman of the Audit Committee and (c) $5,000 for service on the Nominating Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Schwartz held an aggregate of 4,182 vested deferred stock units at December 31, 2009.
(5)	Represents (a) an annual retainer of $70,000 for service to the Board and (b) an annual retainer of $10,000 for service as Chairman of the Compensation Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Carlucci held an aggregate of 4,182 vested deferred stock units at December 31, 2009.
(6)	Represents (a) an annual retainer of $70,000 for service to the Board and (b) $5,000 for service on the Nominating Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Tian held an aggregate of 4,182 vested deferred stock units at December 31, 2009.
(7)	Represents (a) an annual retainer of $70,000 for service to the Board and (b) $5,000 for service on the Compensation Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Fung held an aggregate of 4,182 vested deferred stock units at December 31, 2009.
(8)	Represents an annual retainer of $70,000 for service to the Board during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Freiberg began deferring compensation as a member of the U.S. region board in 2002, but none of the amounts are considered above market or preferential. Mr. Freiberg held an aggregate of 2,962 vested deferred stock units at December 31, 2009.
(9)	Represents (a) an annual retainer of $70,000 for service to the Board, (b) $5,000 for service on the Nominating Committee and (c) $10,000 for service on the Audit Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Ms. Karch held an aggregate of 2,080 vested deferred stock units at December 31, 2009.
(10)	Represents (a) an annual retainer of $70,000 for service to the Board and (b) $5,000 for service on the Compensation Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Reyes held an aggregate of 1,160 vested deferred stock units at December 31, 2009.
(11)	Represents (a) an annual retainer of $70,000 for service to the Board and (b) $10,000 for service on the Audit Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Barzi began deferring compensation in 2008, but none of the amounts are considered above market or preferential. Mr. Barzi held an aggregate of 1,160 vested deferred stock units at December 31, 2009.
(12)	Represents (a) an annual retainer of $70,000 for service to the Board, (b) $2,917 for service on the Nominating Committee from June 2009 through December 31, 2009 and (c) $10,000 for service on the Audit Committee during 2009. The stock award represents a grant of 595 deferred stock units on June 9, 2009. Mr. Tai held an aggregate of 945 vested deferred stock units at December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of our voting securities by each person known to us to beneficially own more than five percent of any class of our voting securities, unless otherwise indicated, as of April 15, 2010.

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percent of Total Outstanding Class A Common Stock Beneficially Owned	Shares of Class M Common Stock Beneficially Owned	Percent of Total Voting Power of Class M Common Stock Beneficially Owned (5)
The MasterCard Foundation (1) The Exchange Tower Suite 1030, 10th Floor 130 King Street West Toronto, Ontario M5X 1A9	13,496,933	12.2%	—	—

Citigroup, Inc. (2) 399 Park Avenue New York, NY 10043	—	—	57	8.8%

JPMorgan Chase & Co. (3) 270 Park Avenue New York, NY 10017	—	—	4	7.8%

HSBC Holdings plc (4) 8 Canada Square London E14 5HQ United Kingdom	—	—	26	5.2%

(1)	Based on a Schedule 13G filed December 28, 2007, MasterCard Foundation has sole voting and dispositive power with respect to the shares of our Class A Common Stock.
(2)	Based on an amendment to a statement on Schedule 13G filed on January 27, 2010, Citigroup, Inc. shares investment and voting power with respect to Class M Common Stock with Citicorp and Citibank, N.A., its subsidiaries, all of which share the same address listed above.
(3)	Based on an amendment to a statement on Schedule 13G filed on January 25, 2010, JPMorgan Chase & Co. has sole voting power with respect to Class M Common Stock.
(4)	Based on an amendment to a statement on Schedule 13G filed on February 12, 2010, HSBC Holdings plc’s shares of Class M Common Stock are held by its subsidiaries on a consolidated basis.
(5)	Each stockholder’s voting rights for Class M Common Stock is based on such stockholder’s global proxy calculation for the twelve months ended June 30, 2008 and reflects the number of votes that can be cast out of a total of 1,000 Class M votes. Because each share of Class M Common Stock has different voting rights and shares of Class M Common Stock may be held by any number of wholly-owned subsidiaries of a beneficial owner, the number of shares of Class M Common Stock beneficially owned is not necessarily indicative of the percentage of the total Class M Common Stock voting rights held by such Class M Stockholder.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows, as of April 15, 2010: (1) the number of shares of our Class A Common Stock directly or indirectly owned, (2) stock options exercisable within 60 days of that date, (3) the total number of shares of our Class A Common Stock beneficially owned, including shares that could have been acquired through the exercise of stock options exercisable within 60 days of that date and any other stock awards that would vest within 60 days of that date and (4) deferred stock units owned (but not beneficially owned), by each director, each named executive officer listed on the “Summary Compensation Table” in Part III, Item 11, and all directors and executive officers as a group.  Unless otherwise indicated, each of the named individuals and each member of the group have sole voting power and sole investment power with respect to shares owned.  The number of shares beneficially owned, as that term is defined by Rule 13d-3 under the Exchange Act, by all directors and executive officers as a group as of April 15, 2010 and each director and named executive officer individually is less than 1% of the Company’s outstanding shares of Class A Common Stock.

	Shares of Class A Common Stock Beneficially Owned
Name	Shares of Class A Common Stock Directly and Indirectly Owned (a)		Stock Options Exercisable and Deferred Stock Units Receivable Within 60 Days (b)(1)	Total Shares of Class A Common Stock Beneficially Owned (includes shares, stock options and deferred stock units from columns (a) and (b)) (c)	Other Deferred Stock Units (d) (2)
Ajay Banga	—		9,854	9,854	—

Silvio Barzi	—		595	595	565

David R. Carlucci	—		595	595	3,587

Gary J. Flood	14,929		9,897	24,826	—

Steven J. Freiberg	—		595	595	2,367

Bernard S.Y. Fung	—		595	595	3,587

Richard Haythornthwaite	—		892	892	5,169

Martina Hund-Mejean	200	(3)	9,993	10,193	—

Nancy J. Karch	—		595	595	1,485

Chris A. McWilton	10,787		14,412	25,199	—

Marc Olivié	—		595	595	3,587

José Octavio Reyes Lagunes	—		595	595	565

Mark Schwartz	—		595	595	3,587

Robert W. Selander	40,100		122,799	162,899	—

Jackson Tai	—		595	595	350

Edward Suning Tian	—		595	595	3,587

All directors and executive officers as a group (20 persons)	103,715		202,872	306,587	28,436

(1)	For non-executive directors, includes deferred stock units (“DSUs”) listed in this column (b) that can be acquired within 60 days of termination of a director’s service as a director.
(2)	DSUs listed in this column (d) cannot be acquired within 60 days and therefore are not deemed to be beneficially owned by the holder for purposes of Rule 13d-3 under the Exchange Act. The holders of such DSUs do not have voting or investment power with respect to such units. DSUs are to be settled in shares of our Class A Common Stock on the fourth anniversary of the grant date.
(3)	Consists of shares of our Class A Common Stock held by Ms. Hund-Mejean’s husband.

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information as of December 31, 2009 for the LTIP and the 2006 Non-Employee Director Equity Compensation Plan, both of which have been approved by stockholders.  MasterCard does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of shares of Class A Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of shares of Class A Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	3,051,774	(1)(2)	$119.58	(3)	7,054,473

Equity compensation plans not approved by stockholders	—		$—		—

Total	3,051,774				7,054,473

(1)	The LTIP authorizes the issuance of stock options, restricted stock, RSUs, PSUs and other stock-based awards and the Non-Employee Director Equity Compensation Plan authorizes the issuance of DSUs. Of the total number of shares, (a) 730,851 shares may be issued pursuant to outstanding stock options; (b) 1,207,531 shares may be issued pursuant to outstanding RSUs; (c) 1,071,824 shares may be issued pursuant to outstanding PSUs (see footnote (2) below); and (d) 41,568 shares may be issued pursuant to outstanding DSUs.
(2)	The number of shares to be issued pursuant to outstanding PSUs represents the aggregate number of PSUs granted in each of 2007, 2008 and 2009, corresponding to the number of shares of our Class A Common Stock that would be issued pursuant to such PSUs at maximum performance level of 200% because actual performance through December 31, 2009 was either at maximum level or between target and maximum levels for each of these awards. As of December 31, 2009, the actual number of PSUs and actual payout of unearned shares with respect to the PSU awards granted in 2007 had not been determined, but were determined on February 28, 2010 at the maximum performance level of 200% based on the Company’s performance over the three-year performance period ending December 31, 2009. The actual number of PSUs granted in each of 2008 and 2009 has not been determined and will be determined based on the Company’s performance over the three-year performance periods ending December 31, 2010 and December 31, 2011, respectively.
(3)	The weighted-average exercise price of outstanding options, warrants and rights exclude the RSUs, PSUs and DSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the parties discussed below and/or their affiliates are our customers and beneficially own more than five percent of the outstanding voting rights of the Class M Common Stock.  See Part III, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Pursuant to an agreement, dated as of January 1, 2004, among MasterCard International, Citibank, N.A. (“Citibank”), an affiliate of Citigroup Inc., and certain of its affiliates, Citibank and the Company have agreed to certain pricing arrangements with respect to transaction processing services for Citibank affiliates in North America.  Citibank and the Company have also agreed to pricing arrangements for transaction processing services for Citibank’s affiliates outside of North America pursuant to an agreement between MasterCard International and Citibank, effective April 1, 2007.  Both of these agreements provide for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands.  Citibank and certain of its affiliates are principal members of MasterCard International and own a minority interest in the dormant United States franchise of Mondex International, our wholly-owned subsidiary that operated a prepaid electronic purse program.  MasterCard International provides authorization, clearing and settlement services in connection with transactions for which Citibank or its affiliates act as issuer or acquirer.  In addition, Citibank uses several of the Company’s fee-for-service products, including consulting services.  Approximately $200.0 million of the Company’s $2.5 billion credit facility (which, by its terms, will decrease to $2.0 billion on April 28, 2010 for the final year of the facility) is syndicated to Citibank, for which Citibank and its affiliates receive a fee; Citibank is the co-administrative agent of that facility and Citigroup Global Markets Inc., another affiliate of Citibank, is the lead arranger of that facility.  Additional amounts are paid by the Company for these services.  Citibank acts as an issuer of the Company’s corporate and purchasing cards, and Citibank and its affiliates receive amounts from the Company for cash management and investment related services.  In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to Citibank and certain of its affiliates or business partners in connection with payment programs issued by Citibank, including co-branded and affinity card programs, from time to time.  For the full year 2009, net revenues earned from Citibank and its affiliates were approximately $375.0 million, or 7.4% of our total net revenues.  For the full year 2009, the Company paid Citibank approximately $0.7 million for the treasury and other services described above.  Ajay Banga, one of the Company’s directors, the Company’s Chief Executive Officer-elect, and current President and Chief Operating Officer of the Company, served as Chief Executive Officer of Citigroup’s Asia Pacific region from March 2008 until August 2009.  One of the Company’s directors, Steven J. Freiberg served as Chairman and Chief Executive Officer of Citi Holdings – Global Consumer, an affiliate of Citibank, until his retirement effective January 31, 2010.  Other representatives of Citibank or its affiliates may sit on the Company’s regional advisory boards or business committees.

Pursuant to a series of agreements, effective as of January 1, 2005, between MasterCard International and JPMorgan Chase Bank, National Association (“JPMorgan Chase”), an affiliate of JPMorgan Chase & Co., JPMorgan Chase and the Company have agreed to certain pricing arrangements for JPMorgan Chase’s use of the Company’s core authorization, clearing and settlement services and certain supplemental user-pay services in the United States.  These agreements provide for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands.  JPMorgan Chase is a principal member of MasterCard International and owns a minority interest in the dormant United States franchisee of Mondex International, our wholly-owned subsidiary that operated a prepaid electronic purse program.  MasterCard International provides authorization, clearing and settlement services in connection with transactions for which JPMorgan Chase or its affiliates act as issuer or acquirer.  In addition, JPMorgan Chase uses several of the Company’s fee-for-service products, including consulting services.  Approximately $200.0 million of the Company’s $2.5 billion credit facility (which, by its terms, will decrease to $2.0 billion on April 28, 2010 for the final year of the facility) is syndicated to JPMorgan Chase, for which JPMorgan Chase receives a fee; JPMorgan Chase is the co-administrative agent of that facility and J.P. Morgan Securities Inc., another affiliate of JPMorgan Chase, is the co-arranger of that facility.  Additional amounts are paid by the Company for these services.  In addition, JPMorgan Chase and its affiliates receive amounts from the Company for cash management and investment services.  JPMorgan Chase acts as an issuer of the Company’s corporate cards and provides a variety of banking services for the Company and for its employees pursuant to arrangements entered into with the Company.  In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to JPMorgan Chase and certain of its affiliates or business partners in connection with payment programs issued by JPMorgan Chase, including co-branded and affinity card programs, from time to time.  For the full year 2009, net revenues earned from JPMorgan Chase and its affiliates (including acquired entities) were approximately $253.1 million, or 5.0% of our total net revenues.  For the full year 2009, the Company paid JPMorgan Chase approximately $6.2 million for the treasury and other services described above.

Pursuant to an agreement, effective as of July 1, 2003, as amended, between MasterCard International on the one hand and HSBC Bank USA N.A. and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A., on the other hand (collectively, the “HSBC Banks” and both affiliates of HSBC Holdings plc), the HSBC Banks and the Company have agreed to certain pricing arrangements for the HSBC Banks’ use of the Company’s core authorization, clearing and settlement services in the United States.  This agreement provides for pricing discounts on our fees and other incentives in exchange for transaction volumes on cards carrying our brands.  The HSBC Banks and certain of their affiliates are principal members of MasterCard International.  MasterCard International provides authorization, clearing and settlement services in connection with transactions for which the HSBC Banks act as issuer or acquirer.  In addition, the HSBC Banks use several of the Company’s fee-for-service products, including consulting services.  Approximately $200.0 million of the Company’s $2.5 billion credit facility (which, by its terms, will decrease to $2.0 billion on April 28, 2010 for the final year of the facility) is syndicated to HSBC Bank USA, N.A., for which HSBC Bank USA, N.A. receives a fee.  In addition, the HSBC Banks and their affiliates receive amounts from the Company for cash management and investment management services.  HSBC Bank USA, N.A. provides a variety of banking services to the Company (including, but not limited to, foreign exchange) and for its employees pursuant to arrangements entered into with the Company.  In addition to the agreements described above, the Company enters into other agreements to provide financial and other incentives to the HSBC Banks and certain of their affiliates or business partners in connection with payment programs issued by the HSBC Banks or their affiliates, including co-branded and affinity card programs, from time to time.  For the full year 2009, revenues earned from the HSBC Banks and their affiliates were approximately $370.2 million, or 7.3% of our total net revenues.  For the full year 2009, the Company paid the HSBC Banks and their affiliates approximately $0.7 million for the treasury and other services described above.

Board of Director Approval of Related Party Transactions.  The Code of Conduct requires that any transaction that exceeds $120,000 between the Company and a related party, or in which a related party would have a direct or indirect material interest, be promptly disclosed to the General Counsel of the Company.  The General Counsel is required to disclose such transactions promptly to the Company’s Board of Directors.  Transactions with related parties must be approved or ratified by the Board of Directors or a committee of the Board of Directors consisting of at least three disinterested directors.  Any director having an interest in the transaction is not permitted to vote on such transaction.  Under the Code of Conduct a “related party” is any of the following:

•	an executive officer of the Company;

•	a director (or director nominee) of the Company;

•	an immediate family member of any executive officer or director (or director nominee);

•	a beneficial owner of five percent or more of any class of the Company’s voting securities; or

•	an entity in which one of the above described persons has a substantial ownership interest in or control of such entity.

Notwithstanding that they may be “related parties” as defined above, transactions between the Company and members of MasterCard International that beneficially own five percent or more of a class of voting securities of the Company that are entered into in the ordinary course of the Company’s business do not require approval of the Board of Directors under the Code of Conduct.

DIRECTOR INDEPENDENCE

Pursuant to the corporate governance listing standards of the NYSE, a majority of the Board of Directors (and each member of the Audit, Compensation and Nominating Committees) must be independent.  The Board of Directors has adopted director independence standards, which are contained in the Company’s Corporate Governance Guidelines, to assist in its determination of director independence.  The Corporate Governance Guidelines are available to stockholders on the Company’s website at http://www.mastercard.com.  No director will be considered “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).  When making “independence” determinations, the Board of Directors broadly considers all relevant facts and circumstances, as well as any other facts and considerations specified by the NYSE, by law or by any rule or regulation of any other regulatory body or self-regulatory body applicable to the Company.  When assessing the materiality of a director’s relationship with the Company, the Board of Directors considers the issue not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation.  Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships (among others).  In addition, the Board of Directors applies the independence standards set by the NYSE, which are generally tracked in the independence guidelines set forth below.

The Board of Directors has established the following guidelines to assist it in determining director “independence”:

•

A director will not be independent if: (1) the director is, or has been within the last three years, employed by the Company, or an immediate family member of the director is, or has been within the last three years, employed by the Company as an executive officer; (2) the director or an immediate family member of the director has received more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service); (3) (a) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor, (b) the director is currently employed by such a firm, (c) the director has an immediate family member who is currently employed by such a firm and personally works on the Company’s audit, or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time; (4) the director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee; or (5) the director is a current employee, or an immediate family member of the director is a current executive officer, of another company that has made payments to, or receives payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or two percent of the consolidated gross revenues of such other company.

•

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence: (1) relationships involving the provision of products or services either by or to the Company or its subsidiaries or affiliates and involving a director, his or her immediate family members, or a company or charitable organization of which the director or an immediate family member is (or, at the time of the transaction, was) a partner, shareholder, officer, employee or director so long as the following condition is satisfied: the products and services are being provided in the ordinary course of business and on substantially the same terms and conditions, including price, as would be available to similarly situated customers; (2) if a director is an executive officer or an employee, or whose immediate family member is an executive officer, of another company that makes payments to, or receives payment from, the Company for property or services in an amount which, in any single fiscal year, are less than the greater of $1,000,000 or two percent of the consolidated gross revenues of such other company; (3) if a director beneficially owns, or is an employee of another company that beneficially owns, less than 10% of the Company’s common equity; (4) if a director is an executive officer or an employee of another company to which the Company is indebted, and the total amount of the indebtedness is less than one percent of the total consolidated assets of the company for which he or she serves as an executive officer or an employee; and (5) if a director serves as an officer, director or trustee of a charitable organization, and the Company’s discretionary charitable contributions to the organization are less than the greater of $1,000,000 or two percent of that organization’s consolidated gross revenues.  Notwithstanding the foregoing, no relationship required to be disclosed by the Company pursuant to Item 404 of Regulation S-K shall be treated as categorically immaterial.  The Board of Directors reviews annually all commercial, charitable and other relationships of directors.

For the purpose of applying these director independence standards, an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.

The Board of Directors has determined that Ms. Karch and Messrs. Barzi, Carlucci, Fung, Haythornthwaite, Olivié, Reyes, Schwartz, Tai and Tian qualify as independent directors within the meaning of Section 303A.02 of the NYSE Listed Company Manual and under the independence requirements adopted by the Board of Directors as set forth above.  In the course of its determination regarding the independence of each non-management director, the Board of Directors considered any transactions, relationships and arrangements as required by Section 303A.02 of the NYSE Listed Company Manual and under the independence requirements adopted by the Board of Directors as set forth above.

In reaching the determination that Ms. Karch and Messrs. Barzi, Reyes, Tai and Tian are independent, the Board of Directors considered the fact that: (1) Ms. Karch is Director Emeritus of McKinsey & Company and a director of The Corporate Executive Board Company, (2) Mr. Barzi is chairman of UniCredit Family Financing, a former executive officer of UniCredit Group and a former director of SinSys, (3) Mr. Reyes is an executive officer of The Coca-Cola Company, (4) Mr. Tai is a former executive officer of DBS Group and DBS Bank Ltd., a member of the ING Groep NV supervisory board, a member of the Asia-Pacific advisory board of Bloomberg LP, a director of Cassis International Pte. Ltd. and a director nominee of NYSE Euronext and (5) Mr. Tian is former vice chairman of the board of directors of PCCW Limited.  Although service as a director or executive officer of another company alone is not a material relationship that would impair a director’s independence, the above listed relationships were reviewed by the Board of Directors.  Furthermore, although each of UniCredit Group, UniCredit Family Financing,

DBS Group, DBS Bank Ltd. and The Coca-Cola Company has a business relationship with the Company, sales to and/or purchases from these entities amounted to less than the greater of $1 million or 2% of that company’s consolidated gross revenues during each of 2009, 2008 and 2007.  Accordingly, the Board determined that, during all relevant years, none of the relationships listed above were of an amount or nature to impede the exercise of independent judgment of any of Ms. Karch or Messrs. Barzi, Reyes, Tai or Tian.

Item 14.	Principal Accountant Fees and Services

AUDITORS SERVICES AND FEES

The Audit Committee and the Company have adopted policies and procedures pertaining to the provision by the Company’s independent registered public accounting firm of any audit or non-audit services.  The policies and procedures specifically require Audit Committee pre-approval of all audit and non-audit services.  In addition, proposed services of the independent registered public accounting firm materially exceeding any pre-approved project scope, terms and conditions, or cost levels require specific pre-approval by the Audit Committee.  The Audit Committee has also delegated power to the Chairman of the Audit Committee to pre-approve, in certain circumstances, any engagements or changes in engagements by the independent registered public accounting firm for audit or non-audit services.  The Company paid no fees to its independent registered public accounting firm in 2009 in connection with engagements that were not pre-approved by the Audit Committee or the Audit Committee Chairman in accordance with the Company’s policies and procedures.  To help ensure the independence of the Company’s independent registered public accounting firm, the Company has also adopted policies and procedures relating to, among other things, the engagement of the independent registered public accounting firm and the hiring of employees of the independent registered public accounting firm.

Set forth below are the audit and non-audit fees billed by PricewaterhouseCoopers LLP (“PwC”) for 2009 and 2008.

Audit Fees.  The aggregate fees billed to the Company by PwC for the integrated audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements were $3,807,457 for 2009 and $4,311,863 for 2008.   Audit fees also include Sarbanes-Oxley Section 404 audit procedures and associated out-of-pocket expenses.

Audit-Related Fees.  The aggregate fees billed to the Company by PwC for assurance and related audit services (but not included in the audit fees set forth above) were $714,106 for 2009 and $419,945 for 2008.  The assurance and related audit services included information technology attestations (e.g. SAS 70), employee benefit plan audits, and associated out-of-pocket expenses.

Tax Fees.  The aggregate fees billed to the Company by PwC for tax compliance, tax advice and tax planning services were $778,034 for 2009 and $1,353,195 for 2008.  These tax services principally consisted of tax return preparation and related compliance support services, tax accounting advice, tax planning and other tax related services.

All Other Fees.  All other fees billed by PwC were $77,880 for 2009 and $5,798 for 2008.  In 2009, these fees included a network security assessment.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

3.    The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

Refer to the Exhibit Index herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date: April 22, 2010	By:	/S/ ROBERT W. SELANDER
Robert W. Selander
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2009 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 15, 2010 (File No. 001-32877)).

3.2(a)

Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006

(File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2009 (File No. 001-32877)).

10.1	$2,500,000,000 Credit Agreement, dated as of April 28, 2006, among MasterCard Incorporated, MasterCard International Incorporated, the several lenders, Citigroup Global Markets Inc., as sole lead arranger and sole book manager, Citibank N.A., as co-administrative agent, JPMorgan Chase Bank, N.A. as co-administrative agent, and J.P. Morgan Securities Inc., as co-arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.2	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.3*	Agreement dated as of January 1, 2004, by and among MasterCard International Incorporated, Citibank, N.A., et al. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 5, 2004 (File No. 000-50250)).

10.4*	Master Agreement dated as of February 8, 2005, between MasterCard International Incorporated and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2005 (File No. 000-50250)).

10.5*	Member Business Agreement, dated July 1, 2003, by and between MasterCard International Incorporated, HSBC Bank USA and HSBC Bank Nevada, N.A., as successor to Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed May 23, 2006 (File No. 333-128337)).

10.6*	Amendment to Member Business Agreement by and between MasterCard International Incorporated and HSBC Bank USA and Household Bank (SB), N.A. dated December 27, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 28, 2007 (File No. 001-32877)).

10.7+	Employment Agreement between Robert W. Selander and MasterCard International dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.7.1+	Transition Letter between Robert W. Selander and MasterCard Incorporated dated April 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 15, 2010 (File No. 001-32877)).

10.8+	Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.9+	Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.10+	Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.11+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.12+	Employment Agreement between Ajaypal Banga and MasterCard International Incorporated, dated June 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2009 (File No. 001-32877)).

10.12.1+	Offer Letter between Ajaypal Banga and MasterCard International Incorporated, dated June 15, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2009 (File No. 001-32877)).

10.12.2+	Offer Letter between Ajaypal Banga and MasterCard Incorporated, dated April 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010 (File No. 001-32877)).

10.13+	MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.14+	MasterCard International Incorporated Annual Incentive Compensation Plan (AICP), as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 2, 2005 (File No. 000-50250)).

10.15+	MasterCard International Senior Executive Annual Incentive Compensation Plan, amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2007 (File No. 001-32877)).

10.16+	MasterCard International Incorporated Restoration Program, as amended and restated January 1, 2007 unless otherwise provided (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.17+	MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.18+	MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.19+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.20+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.21+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2007 (File No. 001-32877)).

10.22+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877)).

10.23+	MasterCard International Incorporated Executive Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.24+	MasterCard International Incorporated Change in Control Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.25+	Schedule of Non-Employee Directors’ Annual Compensation (effective as of January 1, 2010) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.26+	2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.27+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.28	Form of Indemnification Agreement between MasterCard Incorporated and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.29	Form of Indemnification Agreement between MasterCard Incorporated and its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.30	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.31	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.32	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.33	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.34*	Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.35	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.36	Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.37	Agreement to Prepay Future Payments at a Discount, dated as of July 1, 2009, by and between MasterCard International incorporated and Co-lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed July 2, 2009 (File No. 001-32877)).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

21	List of Subsidiaries of MasterCard Incorporated (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

31.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

31.3	Certification of Robert W. Selander, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.