Form 10-Q
period 2010-03-31
MASTERCARD INC
filed 2010-05-04
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 28, 2010, there were 110,830,051 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, 19,977,657 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share, and 1,864 shares outstanding of the registrant’s Class M common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
	(In millions, except share data)
ASSETS

Cash and cash equivalents	$2,119	$2,055
Investment securities available-for-sale, at fair value	831	824
Investment securities held-to-maturity	151	—
Accounts receivable	505	536
Settlement due from customers	410	459
Restricted security deposits held for customers	444	446
Prepaid expenses	278	313
Deferred income taxes	276	244
Other current assets	92	126

Total Current Assets	5,106	5,003
Property, plant and equipment, at cost, net of accumulated depreciation	433	449
Deferred income taxes	182	264
Goodwill	293	309
Other intangible assets, net of accumulated amortization of $436 and $422, respectively	408	415
Auction rate securities available-for-sale, at fair value	172	180
Investment securities held-to-maturity	187	338
Prepaid expenses	346	328
Other assets	159	184

Total Assets	$7,286	$7,470

LIABILITIES AND EQUITY

Accounts payable	$251	$290
Settlement due to customers	433	478
Restricted security deposits held for customers	444	446
Obligations under litigation settlements	606	607
Accrued expenses	935	1,225
Other current liabilities	153	121

Total Current Liabilities	2,822	3,167
Deferred income taxes	74	80
Obligations under litigation settlements	125	263
Long-term debt	21	22
Other liabilities	412	426

Total Liabilities	3,454	3,958
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 117,560,176 and 116,534,029 shares issued and 110,819,586 and 109,793,439 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 19,977,657 issued and outstanding, respectively	—	—
Class M common stock, $.0001 par value; authorized 1,000,000 shares, 1,846 and 1,812 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,403	3,412
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250)	(1,250)
Retained earnings	1,583	1,148
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	107	212
Defined benefit pension and other postretirement plans, net of tax	(15)	(15)
Investment securities available-for-sale, net of tax	(4)	(3)

Total accumulated other comprehensive income	88	194

Total Stockholders’ Equity	3,824	3,504
Non-controlling interests	8	8

Total Equity	3,832	3,512

Total Liabilities and Equity	$7,286	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In millions, except per share data)

Revenues, net	$1,308	$1,156
Operating Expenses
General and administrative	458	448
Advertising and marketing	115	116
Depreciation and amortization	35	31

Total operating expenses	608	595

Operating income	700	561
Other Income (Expense)
Investment income	10	17
Interest expense	(15)	(36)
Other income (expense), net	—	8

Total other income (expense)	(5)	(11)

Income before income taxes	695	550
Income tax expense	240	183

Net income	455	367
Income attributable to non-controlling interests	—	—

Net Income Attributable to MasterCard	$455	$367

Basic Earnings per Share	$3.47	$2.81

Basic Weighted Average Shares Outstanding	130	130

Diluted Earnings per Share	$3.46	$2.80

Diluted Weighted Average Shares Outstanding	131	130

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In millions)
Operating Activities
Net income	$455	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	31
Share based payments	16	15
Stock units withheld for taxes	(122)	(7)
Tax benefit for share based compensation	(91)	(8)
Impairment of assets	—	15
Accretion of imputed interest on litigation settlements	11	26
Deferred income taxes	49	40
Other	3	(2)
Changes in operating assets and liabilities:
Accounts receivable	19	102
Income taxes receivable	—	190
Settlement due from customers	29	(69)
Prepaid expenses	4	(19)
Obligations under litigation settlements	(150)	(152)
Accounts payable	(36)	3
Settlement due to customers	(21)	32
Accrued expenses	(134)	(135)
Net change in other assets and liabilities	28	(13)

Net cash provided by operating activities	95	416

Investing Activities
Purchases of property, plant and equipment	(3)	(12)
Capitalized software	(17)	(16)
Purchases of investment securities available-for-sale	(33)	(15)
Proceeds from sales of investment securities, available-for-sale	20	12
Proceeds from maturities of investment securities, available-for-sale	11	1
Investment in affiliates	(1)	(18)
Acquisition of business, net of cash acquired	—	(3)
Other investing activities	—	1

Net cash used in investing activities	(23)	(50)

Financing Activities
Payment of debt	—	(149)
Dividends paid	(20)	(20)
Tax benefit for share based compensation	91	8
Cash proceeds from exercise of stock options	6	1
Redemption of non-controlling interest	—	(5)

Net cash provided by (used in) financing activities	77	(165)

Effect of exchange rate changes on cash and cash equivalents	(85)	(28)

Net increase in cash and cash equivalents	64	173
Cash and cash equivalents - beginning of period	2,055	1,505

Cash and cash equivalents - end of period	$2,119	$1,678

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Total	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Non- Controlling Interests
		Class A	Class B
	(In millions, except per share data)
Balance at December 31, 2009	$3,512	$—	$—	$3,412	$(1,250)	$1,148	$194	$8
Net income	455	—	—	—	—	455	—	—
Other comprehensive loss, net of tax	(106)	—	—	—	—	—	(106)	—
Cash dividends declared on Class A and Class B common stock, $0.15 per share	(20)	—	—	—	—	(20)	—	—
Share based payments	16	—	—	16	—	—	—	—
Stock units withheld for taxes	(122)	—	—	(122)	—	—	—	—
Tax benefit for share based compensation	91	—	—	91	—	—	—	—
Exercise of stock options	6	—	—	6	—	—	—	—

Balance at March 31, 2010	$3,832	$—	$—	$3,403	$(1,250)	$1,583	$88	$8

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net Income	$455	$367
Other comprehensive loss:
Foreign currency translation adjustments	(105)	(75)
Defined benefit pension and postretirement plans, net of tax	—	1
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	(1)	5

Other comprehensive loss	(106)	(69)

Comprehensive Income	349	298
Income attributable to non-controlling interests	—	—

Comprehensive Income Attributable to MasterCard	$349	$298

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions, except per share and percent data, unless otherwise stated)

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

Consolidation and basis of presentation

The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities. The Company also evaluates its interests in variable interest entities, as applicable, to determine whether consolidation is required. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2010 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements as of December 31, 2009. The consolidated financial statements for the three months ended March 31, 2010 and 2009 and as of March 31, 2010 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recent accounting pronouncements

Transfers of financial assets - In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010.

Variable interest entities - In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

Improving fair value disclosures - The Company measures certain of its assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended such that MasterCard is required to present detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and MasterCard will also be required to disclose purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) during 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Note 2. Earnings Per Share

Earnings per share (“EPS”) is calculated including the effects of certain instruments granted in share-based payment transactions under the two-class method. Unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009.

The components of basic and diluted EPS for common shares are as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to MasterCard	$455	$367
Less: Net income allocated to Unvested Units	2	3

Net income attributable to MasterCard allocated to common shares	$453	$364

Denominator:
Basic EPS weighted average shares outstanding	130	130
Dilutive stock options and stock units	1	—

Diluted EPS weighted average shares outstanding	131	130

Earnings per Share
Total Basic	$3.47	$2.81

Total Diluted	$3.46	$2.80

The calculation of diluted EPS for the three month periods ended March 31, 2010 and 2009 excluded 88 thousand and 290 thousand stock options, respectively, because the effect would be antidilutive.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Note 3. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the three month periods ended March 31:

	2010	2009
Dividend declared but not yet paid	$20	$20
Software licenses financed	10	—
Municipal bonds cancelled	—	154
Revenue bonds received	—	(154)
Building and land assets recorded pursuant to capital lease	—	(154)
Capital lease obligation	—	154
Fair value of assets acquired, net of original investment, cash paid and cash acquired	—	17
Fair value of liabilities assumed related to investments in affiliates	—	15 [1]
Fair value of non-controlling interest acquired	—	8

[1]	Includes $9 to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation have been recorded at $154, which represents the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet.

Note 4. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of March 31, 2010 and December 31, 2009 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2010
Municipal bonds [1]	$—	$519	$—	$519
Taxable short-term bond funds	312	—	—	312
Auction rate securities	—	—	172	172
Foreign currency forward contracts	—	(5)	—	(5)
Other	—	—	—	—

Total	$312	$514	$172	$998

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Municipal bonds [1]	$—	$514	$—	$514
Taxable short-term bond funds	310	—	—	310
Auction rate securities	—	—	180	180
Foreign currency forward contracts	—	(1)	—	(1)
Other	—	—	—	—

Total	$310	$513	$180	$1,003

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

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company uses the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 15% discount to the par value as of March 31, 2010 and December 31, 2009. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The Company’s foreign currency forward contracts have been classified within Level 2 of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 19 (Foreign Exchange Risk Management) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

Short-term and Long-term Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of March 31, 2010 and December 31, 2009, the carrying value on the consolidated balance sheet totaled $21 and $22 and the fair value totaled $21 and $22, respectively, for the Company’s debt.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At March 31, 2010 and December 31, 2009, the carrying value on the consolidated balance sheet totaled $731 and $870 and the fair values totaled $741 and $895, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 15 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair value of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of March 31, 2010 and December 31, 2009. For additional information regarding the Company’s settlement guarantee liabilities, see Note 18 (Settlement and Travelers Cheque Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 3 (Non-Cash Investing and Financing Activities) for further details.

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

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. As the assumptions employed to measure these assets on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Note 5. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss), and their respective cost basis and fair values are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value at March 31, 2010
Municipal bonds	$500	$19	$—	$519
Taxable short-term bond funds	307	5	—	312
Auction rate securities	202	—	(30)	172
Other	—	—	—	—

Total	$1,009	$24	$(30)	$1,003

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value at December 31, 2009
Municipal bonds	$492	$22	$—	$514
Taxable short-term bond funds	306	4	—	310
Auction rate securities	212	—	(32)	180
Other	—	—	—	—

Total	$1,010	$26	$(32)	$1,004

[1]	The unrealized losses have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A.

The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed securities, and asset-backed securities.

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education.

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of March 31, 2010, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three months ended March 31, 2010, the Company did not sell any ARS in the auction market but there were some calls at par.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2010 to March 31, 2010.

Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2010	$180
Calls, at par	(9)
Recovery of unrealized losses due to issuer calls	1

Fair value, March 31, 2010	$172

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of March 31, 2010, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 15% discount to the par value of the ARS portfolio at March 31, 2010 and December 31, 2009. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $30 and $32 as of March 31, 2010 and December 31, 2009, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $18 and $23 as of March 31, 2010 and December 31, 2009, respectively.

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of March 31, 2010, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The bond relates to the Company’s back-up processing center in Kansas City, Missouri. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	March 31, 2010	December 31, 2009
Carrying value	$338	$338
Gross unrecorded gains	2	2

Fair value	$340	$340

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2010 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within 1 year	$34	$34	$151	$151
Due after 1 year through 5 years	363	379	187	189
Due after 5 years through 10 years	107	109	—	—
Due after 10 years	198	169	—	—
No contractual maturity	307	312	—	—

Total	$1,009	$1,003	$338	$340

The majority of securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of March 31, 2010:

	Par Amount	% of Total
Due within 10 years	$4	2%
Due year 11 through year 20	26	13%
Due year 21 through year 30	135	67%
Due after year 30	37	18%

Total	$202	100%

Investment Income:

Investment income was $10 and $17 for the three months ended March 31, 2010 and 2009, respectively. It primarily consisted of interest income generated from cash, cash equivalents, available-for-sale investment securities and municipal bonds held-to-maturity. Dividend income and gross realized gains and losses were not significant.

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2010	December 31, 2009
Customer and merchant incentives	$508	$445
Advertising	40	56
Income taxes	24	93
Data processing	32	29
Other	20	18

Total prepaid expenses	624	641
Prepaid expenses, current	(278)	(313)

Prepaid expenses, long-term	$346	$328

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Note 7. Other Assets

Other assets consisted of the following:

	March 31, 2010	December 31, 2009
Customer and merchant incentives	$156	$216
Cost and equity method investments	36	35
Cash surrender value of keyman life insurance	25	23
Other	34	36

Total other assets	251	310
Other assets, current	(92)	(126)

Other assets, long-term	$159	$184

Certain customer and merchant business agreements provided incentives upon entering into the agreement. As of March 31, 2010 and December 31, 2009, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Property, plant and equipment	$747	$753
Less accumulated depreciation and amortization	(314)	(304)

Property, plant and equipment, net	$433	$449

As of March 31, 2010 and December 31, 2009, capital leases, excluding the Winghaven facility, of $10 and $14, respectively, were included in equipment. Accumulated amortization of these capital leases was $4 and $6 as of March 31, 2010 and December 31, 2009, respectively. The Winghaven facility is discussed further in Note 3 (Non-Cash Investing and Financing Activities).

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $16 and $17 for the three months ended March 31, 2010 and 2009, respectively.

Note 9. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Customer and merchant incentives	$548	$598
Personnel costs	203	367
Advertising	61	131
Income taxes	30	32
Other	93	97

Total accrued expenses	$935	$1,225

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Note 10. Pension Plans

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. Company contributions in 2009 and favorable investment returns increased the Qualified Plan’s fair value of assets at December 31, 2009 as compared to December 31, 2008, thereby reducing net periodic pension cost for the three months ended March 31, 2010 versus the same period in 2009. Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans was as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$4	$5
Interest cost	3	3
Expected return on plan assets	(4)	(3)
Amortization:
Actuarial loss	1	2
Prior service credit	(1)	(1)

Net periodic pension cost	$3	$6

The Company made voluntary contributions totaling $5 to the Qualified Plan during the three months ended March 31, 2010 and contributed an additional $5 in April 2010. The Company currently expects to make $10 in additional contributions to the Qualified Plan during the remainder of 2010. During the three months ended March 31, 2009, the Company contributed $14 to the Qualified Plan.

Note 11. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was $1 for each of the three month periods ended March 31, 2010 and 2009. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost.

The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

Note 12. Share Based Payment and Other Benefits

On March 1, 2010, the Company granted approximately 150 thousand restricted stock units, 169 thousand stock options and 42 thousand performance units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the restricted stock units and performance units, based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on March 1, 2010, was $232.74. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $84.79. Vesting of the shares underlying the restricted stock units and performance units will occur on February 28, 2013. The stock options vest in four equal annual installments beginning on March 1, 2011, and have a term of ten years. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

With regard to the performance units granted on March 1, 2010, whether and the extent to which, the performance stock units will vest will be based on the Company’s performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2010 against

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

threshold, target and maximum performance goals. In the event the performance units do vest on February 28, 2013, the ultimate number of shares to be released on the vesting date will be based on meeting or exceeding average annual return on equity goals and achievement of quantitative and qualitative goals determined by the Company’s compensation committee over the performance period, which includes performance against the corporate scorecard. These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance stock units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense.

Note 13. Stockholders’ Equity

In February 2010, the Company’s Board of Directors authorized programs to facilitate conversions of shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors, beginning after May 31, 2010. The conversion programs follow the expiration on May 31, 2010 of a 4-year post initial public offering restriction period with respect to the conversion of shares of Class B common stock. The Company currently expects that the first 2010 conversion program will consist of four one-week periods in June 2010. Holders of shares of Class B common stock will be able to make conversion elections in a program to be modeled on the Company’s 2008 and 2009 programs, except that there will not be a limit on the number of shares of Class B common stock that are eligible for conversion by any one holder. Starting in early July 2010, the Company expects to run a subsequent, continuous conversion program for remaining shares of Class B common stock, featuring an “open window” for elections of any size.

All outstanding Class M common stock will be automatically transferred to the Company and retired and unavailable for issue or reissue on the day on which the number of outstanding shares of Class B common stock represent less than 15% of the total outstanding shares of Class A common stock and Class B common stock.

Note 14. Commitments

At March 31, 2010, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
Remainder of 2010	$232	$3	$19	$210
2011	167	4	19	144
2012	113	3	16	94
2013	60	37	10	13
2014	14	—	8	6
Thereafter	26	—	23	3

Total	$612	$47	$95	$470

[1]	Excludes non-cash transactions relating to the Company’s Winghaven facility. See Note 3 (Non-Cash Investing and Financing Activities) for more information.

Included in the table above are capital leases with imputed interest expense of $6 and a net present value of minimum lease payments of $41. In addition, at March 31, 2010, $38 of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $7 and $14 for the three months ended March 31, 2010 and 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2 for each of the three month periods ended March 31, 2010 and 2009.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Note 15. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150 per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1,800. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 per quarter. If, however, the payment for any quarter is less than $150, the maximum payment for subsequent quarters will be increased by the difference between $150 and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard has assumed American Express will achieve these financial hurdles. MasterCard recorded the present value of $1,800, at a 5.75% discount rate, or $1,649 in the quarter ended June 30, 2008 with respect to the American Express Settlement.

Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2009, as follows:

Balance as of December 31, 2009	$870
Interest accretion on American Express Settlement	11
Payments on American Express Settlement	(150)
Other payments, accruals and accretion, net	—

Balance as of March 31, 2010	$731

See Note 17 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 16. Income Taxes

The effective income tax rates were 34.6% and 33.2% for the three months ended March 31, 2010 and 2009, respectively. The rate for the three months ended March 31, 2010 was higher than the comparable period in 2009 due primarily to an adjustment to the Company’s balance of deferred taxes during the three months ended March 31, 2009, partially offset by lower state tax rates and a more favorable geographic distribution of earnings for the three months ended March 31, 2010.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated both Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracy to monopolize a particular market. These actions were designated as related cases to the DOJ litigation. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150 per quarter with the first payment having been made in September 2008. See Note 15 (Obligations under Litigation Settlements) for additional discussion. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover, ending all litigation between the parties for a total of $2,750. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 in November 2008.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

On April 8, 2003, the trial court judge issued a final decision in the Schwartz matter. In his decision, the trial judge found that MasterCard’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that MasterCard mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. As to MasterCard, the judge also ordered restitution to California cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately nine months to submit their claims. The court issued its final judgment on October 31, 2003. On December 29, 2003, MasterCard appealed the judgment. The final judgment and restitution process were stayed pending MasterCard’s appeal. On August 6, 2004, the court awarded plaintiff’s attorneys’ fees and costs in the amount of approximately $28 to be paid equally by MasterCard and Visa. Accordingly, during the three months ended September 30, 2004, MasterCard accrued amounts totaling approximately $14. MasterCard subsequently filed a notice of appeal on the attorneys’ fee award on October 1, 2004. With respect to restitution, MasterCard believed that it was likely to prevail on appeal. In February 2005, MasterCard filed an appeal regarding the applicability of Proposition 64, which amended sections 17203 and 17204 of the California Business and Professions Code, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. On May 8, 2007, the trial court dismissed the case.

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

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid approximately $72 to be used for the defendants’ settlement fund to settle the MDL action and approximately $13 to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements, which were subject to both final approval by Judge Pauley and resolution of all appeals. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On November 3, 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements. On November 20, 2009, the same plaintiff in the New York state cases filed notice of appeal of final settlement approval in the MDL action. Within the time period for appeal in the MDL action, twelve other such notices of appeal were filed. Subsequently, several plaintiffs have requested to withdraw their appeals. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

total of approximately $4, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. The parties are awaiting a decision on MasterCard’s motion to dismiss in New Mexico. As discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” on September 14, 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6, subject to approval by the California state court. On January 5, 2010, the court executed an order preliminarily approving the settlement. A hearing on final approval of the settlement is set for July 16, 2010.

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

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. As described more fully below, MasterCard’s interchange fees are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below. Except as described below, no provision for losses has been provided in connection with them.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

United States. On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority of which are styled as class actions, although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (i) that MasterCard’s and Visa’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court heard oral argument on the plaintiffs’ class certification motion on November 19, 2009. The parties are awaiting a decision on the motion.

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

On July 5, 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. On September 15, 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. On November 25, 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. On January 29, 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. On March 31, 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion on November 18, 2009. The parties are awaiting a decision on the motion. On July 2, 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports on December 14, 2009 countering the plaintiffs’ assertions of liability and damages. Briefing on dispositive motions, including summary judgment motions, is currently scheduled to be completed on February 4, 2011. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.5 U.S. per day) in the event that MasterCard fails to comply. On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

On November 18, 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard interchange fees and MSFs and conferring such authority on MasterCard’s President and Chief Executive Officer.

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

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced on February 9, 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. The OFT has informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard’s appeal of the December 2007 decision of the European Commission. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s (and Visa’s) domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. As part of this decision, the PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. On November 12, 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the court of first instance’s decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. On April 22, 2010 the court of appeals issued an oral decision (to be followed by a written decision) in which it reinstated MasterCard’s appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary. In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s (and Visa Europe’s) domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. On July 12, 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

hearing which was held on September 8 and 9, 2009. On September 24, 2009, the HCA ruled that MasterCard’s (and Visa’s) historic interchange fees violated the law and fined MasterCard Europe and Visa Europe each approximately $3, which was paid during the fourth quarter of 2009. The HCA issued its formal decision on December 2, 2009 and on December 18, 2009, MasterCard appealed the decision to the Hungarian courts. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy. On July 15, 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (and which MasterCard has now sought to appeal). If the Italian Competition Authority issues a Statement of Objections to MasterCard in connection with the matter, MasterCard would have the opportunity to respond both in writing and at a hearing and, if a negative decision were reached, to appeal the decision. A negative decision could result in MasterCard and/or its customers being fined and, if not reversed on appeal, could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

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

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Colombia, Czech Republic, Estonia, France, Israel, the Netherlands, Norway, Switzerland, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Note 18. Settlement and Travelers Cheque Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under MasterCard International’s rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. Settlement Exposure is estimated using the average daily card volumes during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or bank guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	March 31, 2010	December 31, 2009
MasterCard-branded transactions:
Gross Settlement Exposure	$25,669	$26,373
Collateral held for Settlement Exposure	(3,444)	(2,759)

Net uncollateralized Settlement Exposure	$22,225	$23,614

Uncollateralized Settlement Exposure attributable to non-compliant members	$195	$211

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,851	$3,433

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 42% and 40% at March 31, 2010 and December 31, 2009, respectively. No individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either March 31, 2010 or December 31, 2009. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 64% and 56% at March 31, 2010 and December 31, 2009, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $378 and $401 at March 31, 2010 and December 31, 2009, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $294 and $313 at March 31, 2010 and December 31, 2009, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $14 as of March 31, 2010 and December 31, 2009 from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008 and continuing in 2009, many of the Company’s financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates may also affect the Company’s settlement risk. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures, including no losses in the last several years.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(In millions, except per share and percent data, unless otherwise stated)

As of March 31, 2010, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s outstanding forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	March 31, 2010			December 31, 2009
	Notional	Estimated Fair Value [1]		Notional	Estimated Fair Value [1]
Commitments to purchase foreign currency	$36	$—		$38	$—
Commitments to sell foreign currency	230	(2	) [1]	50	(1	) [1]
Balance Sheet Location:
Accounts Receivable		$2			$1
Other Current Liabilities		(4)			(2)

Euro Functional Currency

	March 31, 2010			December 31, 2009
	Notional	Estimated Fair Value [1]		Notional	Estimated Fair Value [1]
Commitments to purchase foreign currency	$6	$—		$16	$—
Commitments to sell foreign currency	92	(3	) [1]	45	—
Balance Sheet Location:
Accounts Receivable		$—			$—
Other Current Liabilities		(3)			—

	Amount and Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2010	2009
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts
General and administrative	$(5)	$(8)
Revenues	(1)	4

Total	$(6)	$(4)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, euro, Mexican peso, Turkish lira and U.K. pound sterling. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at March 31, 2010 and December 31, 2009.

Generally, the Company does not obtain collateral related to forward contracts because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”) included elsewhere in this Report. Percentage changes provided throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated on amounts rounded to the nearest thousand.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the Company’s belief in the continuing trend from paper-based forms of payment toward electronic forms of payment and its ability to drive growth by: further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, pursuing incremental payment processing opportunities throughout the world, enhancing its relationships with merchants, continuing to develop e-commerce capabilities, building and commercializing payment innovations, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, increasing its volume of business with customers over time and increasing global MasterCard brand awareness preference and usage through integrated advertising, sponsorships and related activity on a global scale. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of these risk factors.

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

Our net income was $455 million, or $3.46 per diluted share, for the three months ended March 31, 2010 versus net income of $367 million, or $2.80 per diluted share, for the three months ended March 31, 2009. As of March 31, 2010, our liquidity and capital positions remained strong, with $3.0 billion in cash and cash equivalents and current available-for-sale securities and $3.8 billion in equity. In addition, during the three months ended March 31, 2010, we generated cash flows from operations of $95 million.

Our net revenues increased 13.1% in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased dollar volume of activity and transactions on cards carrying our brands, higher pricing and favorable foreign currency exchange impacts. The U.S. dollar weakened versus the euro and Brazilian real, which increased net revenues by 2.9 percentage points for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, net pricing actions contributed approximately 5 percentage points to our net revenue growth. These net pricing actions included price increases in April 2009 and October 2009, which were partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission.

Overall, revenue growth was moderated by an increase in rebates and incentives relating to higher cross-border rebates to encourage certain behaviors of customers, new and renewed customer agreements and increased volumes. Rebates and incentives as a percentage of gross revenues were 25.2% and 22.6% in the three months ended March 31, 2010 and 2009, respectively.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, may impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. In the three months ended March 31, 2010, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three months ended March 31, 2009. Our volumes are impacted by the number of transactions and the dollar amount of each transaction. During the three months ended March 31, 2010, our volumes increased 8.3% on a local currency converted basis and our processed transactions increased 4.6%. This compares to increased volumes of 0.2% on a local currency converted basis and increased processed transactions of 5.7% during the three months ended March 31, 2009. Our growth in processed transactions in 2010 is lower than in 2009 due to debit portfolio losses.

Our operating expenses increased 2.2% in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to unfavorable foreign currency exchange impacts of the euro and the Brazilian real against the dollar which contributed 1.7 percentage points to the increase. Additionally, operating expenses increased during the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due to increased general and administrative expenses, exclusive of foreign currency exchange impacts.

Our ratios of operating income as a percentage of net revenues, or operating margins, were 53.5% in the three months ended March 31, 2010 versus 48.6% in the comparable period in 2009.

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

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. The United States is our largest geographic market based on revenues. Revenue generated in the United States was approximately 44.2% and 48.4% of total revenues in the three months ended March 31, 2010 and 2009, respectively. No individual country, other than the United States, generated more than 10% of total revenues in the three months ended March 31, 2010 or 2009, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 have impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have been significantly impacted by this economic turmoil, and it is also impacting other economies around the world. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively impacted, or the Company may be impacted in several ways, including but not limited to the following:

•

Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to change.

•

Constriction of consumer and business confidence, such as in recessionary environments and those markets experiencing relatively high unemployment, may continue to cause decreased spending by cardholders.

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

•

Our customers may default on their settlement obligations. See Note 18 (Settlement and Travelers Cheque Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

In addition, our business is subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. In recent months, we have observed certain positive economic indicators, such as increased retail spending and stabilizing unemployment rates in the U.S. Notwithstanding some encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

Our strategy is to continue to grow by further penetrating our existing customer base and by expanding our role in targeted geographies and higher-growth segments of the global payments industry (such as premium/affluent, quick-service/low value, commercial/small business, debit, prepaid and issuer and acquirer processor services), pursuing incremental processing opportunities throughout the world, enhancing our merchant relationships, continuing to develop e-commerce capabilities, building and commercializing payment innovations, expanding points of acceptance for our brands, seeking to maintain unsurpassed acceptance and continuing to invest in our brands. We are committed to providing our customers with coordinated services through integrated and dedicated account teams in a manner that allows us to capitalize on our expertise in payment programs, marketing, product development, technology, processing and consulting and information services for these customers. By investing in strong customer relationships over the long term, we believe that we can increase our volume of business with customers over time.

Financial Results

Our operating results for the three months ended March 31, 2010 and 2009, were as follows:

	For the Three Months Ended March 31,		Percent Increase (Decrease) 2010 vs. 2009
	2010	2009
	(In millions, except per share, percentages and GDV amounts)
Revenues, net	$1,308	$1,156	13.1%
General and administrative	458	448	2.1%
Advertising and marketing	115	116	(0.7)%
Depreciation and amortization	35	31	13.3%

Total operating expenses	608	595	2.2%

Operating income	700	561	24.6%
Total other income (expense)	(5)	(11)	(59.2)%

Income before income taxes	695	550	26.4%
Income tax expense	240	183	31.5%

Net income	455	367	23.8%
Income attributable to non-controlling interests	—	—	—

Net Income Attributable to MasterCard	$455	$367	23.8%

Basic Earnings per Share	$3.47	$2.81	23.5%
Basic Weighted Average Shares Outstanding	130	130	0.6%
Diluted Earnings per Share	$3.46	$2.80	23.6%
Diluted Weighted Average Shares Outstanding	131	130	0.7%
Effective income tax rate	34.6%	33.2%	*
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)	$631	$550	14.8%
Processed transactions	5,373	5,137	4.6%

*	Not meaningful.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three months ended March 31, 2010, the U.S. dollar weakened against the euro and Brazilian real, as compared to the comparable period in 2009, resulting in increased revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV on a U.S. dollar-converted basis is compared to GDV on a local currency basis. In the three months ended March 31, 2010, GDV increased 14.8% when measured on a U.S. dollar converted basis and increased 8.3% when measured on a local currency basis, versus the comparable period in 2009.

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

Cross-border transactions generate greater revenue than domestic transactions for a transaction of the same amount, since cross-border fees are higher than domestic fees. We review our pricing and implement pricing changes on an on-going basis and expect pricing to continue to be a component of revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements.

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and is calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on MasterCard and Maestro-branded cards where the merchant country and the cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

•	Transaction Switching – Authorization, Clearing and Settlement.

a.	Authorization refers to a process in which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules. MasterCard’s rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. Fees for authorization are primarily paid by issuers.

b.	Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. Fees for clearing are primarily paid by issuers.

c.	Settlement refers to facilitating the exchange of funds between parties. Fees for settlement are primarily paid by issuers.

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

Revenue Analysis

Gross revenues increased $255 million, or 17.1%, in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased dollar volume of activity and transactions on cards carrying our brands, higher pricing and favorable foreign currency exchange impacts. The U.S. dollar weakened versus the euro and Brazilian real, which increased gross revenues by 2.8 percentage points for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Rebates and incentives as a percentage of gross revenues were 25.2% in the three months ended March 31, 2010 versus 22.6% for the comparable period in 2009. Our net revenues increased 13.1% in the three months ended March 31, 2010 versus the comparable period in 2009.

Pricing changes increased net revenues by approximately 5 percentage points in the three months ended March 31, 2010. The price increases primarily related to increases to transaction processing fees in April 2009 and cross-border volume fees in October 2009. These price increases were partially offset by an approximate 3 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The significant components of our revenues were as follows for the three months ended March 31:

	For the Three Months Ended March 31,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009
	(In millions, except percentages)
Domestic assessments	$587	$553	$34	6.1%
Cross-border volume fees	446	321	125	39.0%
Transaction processing fees	509	436	73	16.7%
Other revenues	206	183	23	12.6%

Gross revenues	1,748	1,493	255	17.1%
Rebates and incentives (contra-revenues)	(440)	(337)	(103)	30.7%

Net revenues	$1,308	$1,156	$152	13.1%

Domestic assessments – The increase in domestic assessments of 6.1% in the three months ended March 31, 2010 versus the comparable period in 2009 was due to:

•

GDV increased 8.3% during the three months ended March 31, 2010 when measured in local currency terms, and increased 14.8% when measured on a U.S. dollar-converted basis, versus the comparable period in 2009. The benefit of GDV growth was partially offset by a change in geographic mix of GDV, as domestic assessments fees vary on a country by country basis.

•

The impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars contributed approximately 3 percentage points to the increase in the three months ended March 31, 2010.

•

These increases were partially offset by a net decrease of approximately 2 percentage points in pricing changes. The pricing changes included the repeal of certain October 2008 pricing changes at the end of June 2009 as part of our interim arrangement with the European Commission and pricing increases implemented in April 2009 in certain regions. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Cross-border volume fees – The increase in cross-border volume fees of 39.0% in the three months ended March 31, 2010 versus the comparable period in 2009 was due to:

•

Pricing changes implemented in 2009 represented approximately 27 percentage points of the increase in the three months ended March 31, 2010. The structure of the October 2009 pricing change included a rebate to encourage certain behaviors of our customers, therefore a significant portion of these pricing increases were offset by an increase in rebates and incentives. In addition, in June 2009 as part of our interim arrangement with the European Commission, certain October 2008 pricing increases were repealed, representing a 5 percentage point decrease during the quarter. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

•

Cross-border volumes increased 10.9% in the three months ended March 31, 2010, when measured in local currency terms, and 18.8%, when measured on a U.S. dollar-converted basis, versus the comparable period in 2009.

•

The impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars contributed approximately 3 percentage points to the increase in the three months ended March 31, 2010.

Transaction processing fees – The increase in transaction processing fees of 16.7% during the three months ended March 31, 2010 versus the comparable period in 2009 was due to:

•	Pricing changes implemented in April 2009 which represented approximately 11 percentage points of the increase in the three months ended March 31, 2010.

•

The impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars contributed approximately 3 percentage points to the increase in the three months ended March 31, 2010.

•	Processed transactions increased 4.6% during the three months ended March 31, 2010.

Other revenues – The increase of 12.6% in the three months ended March 31, 2010 versus the comparable period in 2009, was due to:

•	Higher compliance and penalty fees and customer agreement termination fees in the three months ended March 31, 2010.

•

The impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars increased other revenues by approximately 2 percentage points in the three months ended March 31, 2010.

Rebates and incentives – The increase in rebates and incentives of 30.7% during the three months ended March 31, 2010 versus the comparable period in 2009 was due to:

•

As discussed above in cross border volume fees, cross-border pricing actions in October 2009 included an increase to a cross-border rebate to encourage certain behaviors of our customers. The increase in this cross-border rebate contributed approximately 17 percentage points to the increase in rebates and incentives.

•

The impact of higher rebates and incentives for certain new and renewed agreements. We intend to continue to enter into and maintain business agreements with certain customers and merchants that provide rebates and incentives.

•

The impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars increased rebates and incentives by approximately 2 percentage points in the three months ended March 31, 2010.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. In the three months ended March 31, 2010, operating expenses increased by $13 million versus the comparable period in 2009. These increases were primarily due to increased general and administrative expenses and depreciation and amortization expenses, which were partially offset by decreased advertising and marketing expenses. Unfavorable foreign currency exchange impacts of the euro and the Brazilian real against the dollar also contributed approximately 2 percentage points to the increase in operating expenses in the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

General and Administrative

General and administrative expenses increased $10 million, or 2.1%, in the three months ended March 31, 2010 versus the comparable period in 2009. Over half of the increase was due to unfavorable foreign currency exchange impacts of the euro and the Brazilian real against the dollar. The major components of general and administrative expenses are as follows:

	Three Months Ended March 31,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009
	(In millions, except percentages)
Personnel	$315	$306	$9	2.9%
Professional fees	35	32	3	11.1%
Telecommunications	15	18	(3)	(18.9)%
Data processing	22	19	3	13.3%
Travel and entertainment	13	9	4	38.9%
Other	58	64	(6)	(8.6)%

General and administrative expenses	$458	$448	$10	2.1%

•

Personnel expense increased in the three months ended March 31, 2010 versus the comparable period in 2009. The increase was primarily due to higher employment taxes related to the vesting of equity compensation awards and incremental merit awards. The increase in the three months ended March 31, 2010 was partially offset by reduced severance expense, lower contractor costs and reduced payroll costs due to reduced staffing levels.

•

Professional fees consist primarily of third-party services and legal costs to defend our outstanding litigation. Professional fees increased in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased usage of third-party services.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage. Telecommunications expense decreased in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to negotiated fee reductions.

•

Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage. Data processing fees increased in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased maintenance fees for new systems.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. Travel and entertainment expense increased in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased meeting travel. In the three months ended March 31, 2009, travel and entertainment expense had decreased $16 million, or 64%, from the comparable period in 2008, primarily due to cost containment initiatives.

•

Other includes rental expense for our facilities, foreign exchange gains and losses, charges for impairment of assets and other miscellaneous administrative expenses. The decrease in the three months ended March 31, 2010 versus the comparable period in 2009 was primarily due to the reduction in rental expense for the Company’s global technology and operations center, called Winghaven, which since March 31, 2009 has been classified as a capital lease. Prior to March 31, 2009, the lease for the Winghaven facility was included in rental expense. See Note 3 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 for more information. Additionally, the Company recorded an impairment of assets in the three months ended March 31, 2009. The decrease in other general and administrative expenses was partially offset by increased expense for foreign exchange losses.

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

Advertising and marketing expenses remained relatively flat during the three months ended March 31, 2010 versus the comparable period in 2009. Excluding the impact of foreign currency relating to the translation of amounts from our functional currencies to U.S. dollars, advertising and marketing expenses decreased approximately 4% versus the comparable period in 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased $4 million, or 13.3%, in the three months ended March 31, 2010 versus the comparable period in 2009, primarily due to increased investments in data center equipment, capitalized software and leasehold and building improvements. Additionally, the increase included depreciation on the Company’s global technology and operations center, which was acquired under a capital lease arrangement in

March 2009. See Note 3 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 for more information. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and capitalized software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

	Three Months Ended March 31,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009
	(In millions, except percentages)
Investment income	$10	$17	$(7)	(44.3)%
Interest expense	(15)	(36)	(21)	(57.1)%
Other income (expense), net	—	8	(8)	(85.2)%

Total other income (expense)	$(5)	$(11)	(6)	(59.2)%

•

Investment income decreased $7 million in the three months ended March 31, 2010 as compared to the similar period in 2009. The decrease for the three months ended March 31, 2010 was primarily due to lower interest income as a result of lower interest rates which was partially offset by a higher average investment balance.

•

Interest expense decreased $21 million in the three months ended March 31, 2010 as compared to the similar period in 2009, primarily due to a decrease in interest accretion on the litigation settlements as the amounts due are paid.

•

Other income (expense) decreased $8 million for the three months ended March 31, 2010 as compared to the similar period in 2009. This decrease was primarily due to gains on various transactions that were recognized in the three months ended March 31, 2009.

Income Taxes

The effective income tax rates were 34.6% and 33.2% for the three months ended March 31, 2010 and 2009, respectively. The rate for the three months ended March 31, 2010 was higher than the comparable period in 2009 due primarily to an adjustment to the Company’s balance of deferred taxes during the three months ended March 31, 2009, partially offset by lower state tax rates and a more favorable geographic distribution of earnings for the three months ended March 31, 2010.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At March 31, 2010 and December 31, 2009, we had $3.0 billion and $2.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our equity was $3.8 billion and $3.5 billion as of March 31, 2010 and December 31, 2009, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A in Part 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See also Notes 15 (Obligations Under Litigation Settlements) and 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 1 and “-Business Environment” for more information.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$95	$416
Net cash used in investing activities	(23)	(50)
Net cash provided by (used in) financing activities	77	(165)

	March 31, 2010	December 31, 2009
	(in millions)
Balance Sheet Data:
Current assets	$5,106	$5,003
Current liabilities	2,822	3,167
Long-term liabilities	632	791
Equity	3,832	3,512

Net cash provided by operating activities for the three months ended March 31, 2010 was $95 million versus $416 million for the comparable period in 2009. Cash from operations for the three months ended March 31, 2010 was primarily due to operating income partially offset by litigation settlement payments, a reduction in accrued expenses and the effect of stock units withheld for taxes. Net cash provided by operating activities for the three months ended March 31, 2009 was primarily due to operating income and the collection of accounts receivable and income taxes receivable, partially offset by litigation settlement payments and a reduction in accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 primarily related to expenditures for our global network. Additionally, in the three months ended March 31, 2009, cash was used for investments in affiliates.

Cash provided by financing activities for the three months ended March 31, 2010 primarily related to the tax benefit for share based compensation partially offset by the payment of $20 million in dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2009 related primarily to the payment of $149 million of debt and $20 million in dividends to our stockholders.

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

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility remained at $2.5 billion through April 27, 2010 and then decreased to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at March 31, 2010 and December 31, 2009. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

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

Future Obligations

The following table summarizes our obligations as of March 31, 2010 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2010	2011-2012	2013-2014	2015 and thereafter
	(In millions)
Capital leases [1]	$47	$3	$7	$37	$—
Operating leases [2]	95	19	35	18	23
Sponsorship, licensing and other [3,4]	476	216	238	19	3
Litigation settlements [5]	759	459	300	—	—
Debt [6]	21	—	21	—	—

Total	$1,398	$697	$601	$74	$26

[1]

Mostly related to certain property, plant and equipment. Capital lease for global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 3 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further discussion. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $548 million as of March 31, 2010 related to customer and merchant agreements.

[4]

Includes current liability of $6 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires five remaining quarterly payments of $150 million each.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at March 31, 2010 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

Transfers of financial assets - In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010.

Variable interest entities - In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010.

Revenue arrangements with multiple deliverables – In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company will adopt the revised accounting standard effective January 1, 2011 via prospective adoption. The Company is currently evaluating the requirements of the standard to determine the impact on the Company’s financial position or results of operations.

Improving fair value disclosures – The Company measures certain of its assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended such that MasterCard is required to present detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and MasterCard will also be required to disclose purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations as of or for the three months ended March 31, 2010. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) during 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at March 31, 2010 as compared to December 31, 2009.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three months ended March 31, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 4, 2010 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, the consolidated statements of cash flows and consolidated condensed statements of comprehensive income for the three month periods ended March 31, 2010 and 2009, and the consolidated statement of changes in stockholders’ equity for the three month period ended March 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP New York, New York May 4, 2010

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 17 to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5.	Other Information

On April 28, 2010, the Company, in the ordinary course of business, issued 35 shares of its Class M common stock to new principal members of MasterCard International, which was offset by the retirement of 17 shares of Class M common stock due to the terminations of principal members, pursuant to the Company’s Charter. In the aggregate, these issuances of new shares of Class M common stock were more than one percent of the total number of shares of Class M common stock outstanding. Pursuant to Article IV, Section 4.3(G) of the Company’s Charter, the Company issues a share of Class M common stock upon each principal member of MasterCard International becoming a member and executing a license agreement with MasterCard International. The shares of Class M common stock were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction, the issuance of a share upon the issuance of a license, did not involve any public offering.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2010	MASTERCARD INCORPORATED
(Registrant)

Date May 4, 2010	By:	/s/ ROBERT W. SELANDER
Robert W. Selander
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2010	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2010	By:	/s/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2010).

10.2+	Form of Stock Option Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2010).

10.3+	Form of Performance Unit Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert W. Selander, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Management contracts or compensatory plans or arrangements.