Form 10-Q
period 2010-06-30
MASTERCARD INC
filed 2010-08-03
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32877

MasterCard Incorporated

(Exact name of registrant as specified in its charter)

Delaware	13-4172551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 Purchase Street Purchase, NY	10577 (Zip Code)

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

As of July 26, 2010, there were 118,834,396 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 12,023,551 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(In millions, except share data)
ASSETS

Cash and cash equivalents	$2,323	$2,055
Investment securities available-for-sale, at fair value	829	824
Investment securities held-to-maturity	301	—
Accounts receivable	517	536
Settlement due from customers	411	459
Restricted security deposits held for customers	481	446
Prepaid expenses	332	313
Deferred income taxes	271	244
Other current assets	78	126

Total Current Assets	5,543	5,003
Property, plant and equipment, at cost, net of accumulated depreciation	435	449
Deferred income taxes	131	264
Goodwill	267	309
Other intangible assets, net of accumulated amortization of $441 and $422, respectively	390	415
Auction rate securities available-for-sale, at fair value	134	180
Investment securities held-to-maturity	36	338
Prepaid expenses	348	328
Other assets	148	184

Total Assets	$7,432	$7,470

LIABILITIES AND EQUITY

Accounts payable	$244	$290
Settlement due to customers	456	478
Restricted security deposits held for customers	481	446
Obligations under litigation settlements	587	607
Accrued expenses	927	1,225
Other current liabilities	123	121

Total Current Liabilities	2,818	3,167
Deferred income taxes	74	80
Obligations under litigation settlements	4	263
Long-term debt	19	22
Other liabilities	392	426

Total Liabilities	3,307	3,958
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 125,553,717 and 116,534,029 shares issued and 118,813,127 and 109,793,439 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 12,025,947 and 19,977,657 issued and outstanding, respectively	—	—
Class M common stock, $.0001 par value; authorized 0 and 1,000,000 shares, 0 and 1,812 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,417	3,412
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250)	(1,250)
Retained earnings	2,022	1,148
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(58)	212
Defined benefit pension and other postretirement plans, net of tax	(15)	(15)
Investment securities available-for-sale, net of tax	1	(3)

Total accumulated other comprehensive income (loss)	(72)	194

Total Stockholders’ Equity	4,117	3,504
Non-controlling interests	8	8

Total Equity	4,125	3,512

Total Liabilities and Equity	$7,432	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except per share data)

Revenues, net	$1,365	$1,280	$2,673	$2,436
Operating Expenses
General and administrative	433	507	891	955
Advertising and marketing	180	180	295	296
Depreciation and amortization	35	36	70	67

Total operating expenses	648	723	1,256	1,318

Operating income	717	557	1,417	1,118
Other Income (Expense)
Investment income	13	14	23	31
Interest expense	(17)	(32)	(32)	(68)
Other income (expense), net	—	(3)	—	5

Total other income (expense)	(4)	(21)	(9)	(32)

Income before income taxes	713	536	1,408	1,086
Income tax expense	255	187	495	370

Net income	458	349	913	716
(Income) loss attributable to non-controlling interests	—	—	—	—

Net Income Attributable to MasterCard	$458	$349	$913	$716

Basic Earnings per Share	$3.50	$2.67	$6.97	$5.49

Basic Weighted Average Shares Outstanding	131	130	131	130

Diluted Earnings per Share	$3.49	$2.67	$6.95	$5.47

Diluted Weighted Average Shares Outstanding	131	130	131	130

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In millions)
Operating Activities
Net income	$913	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	67
Share based payments	31	41
Stock units withheld for taxes	(124)	(27)
Tax benefit for share based compensation	(89)	(26)
Impairment of assets	1	15
Accretion of imputed interest on litigation settlements	21	50
Deferred income taxes	110	84
Other	5	(1)
Changes in operating assets and liabilities:
Accounts receivable	(12)	110
Income taxes receivable	(14)	190
Settlement due from customers	(1)	(109)
Prepaid expenses	(68)	(70)
Obligations under litigation settlements	(300)	(304)
Accounts payable	(38)	5
Settlement due to customers	38	68
Accrued expenses	(109)	(84)
Net change in other assets and liabilities	4	53

Net cash provided by operating activities	438	778

Investing Activities
Purchases of property, plant and equipment	(25)	(25)
Capitalized software	(40)	(38)
Purchases of investment securities available-for-sale	(68)	(64)
Proceeds from sales of investment securities, available-for-sale	56	50
Proceeds from maturities of available-for-sale investment securities	60	9
Investment in affiliates	(3)	(18)
Other investing activities	—	(2)

Net cash used in investing activities	(20)	(88)

Financing Activities
Payment of debt	—	(149)
Dividends paid	(39)	(39)
Tax benefit for share based compensation	89	26
Cash proceeds from exercise of stock options	9	2
Redemption of non-controlling interest	—	(5)

Net cash provided by (used in) financing activities	59	(165)

Effect of exchange rate changes on cash and cash equivalents	(209)	18

Net increase in cash and cash equivalents	268	543
Cash and cash equivalents - beginning of period	2,055	1,505

Cash and cash equivalents - end of period	$2,323	$2,048

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

		Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Non- Controlling Interests
	Total	Class A	Class B
	(In millions, except per share data)
Balance at December 31, 2009	$3,512	$—	$—	$3,412	$(1,250)	$1,148	$194	$8
Net income	913	—	—	—	—	913	—	—
Other comprehensive loss, net of tax	(266)	—	—	—	—	—	(266)	—
Cash dividends declared on Class A and Class B common stock, $0.30 per share	(39)	—	—	—	—	(39)	—	—
Share based payments	31	—	—	31	—	—	—	—
Stock units withheld for taxes	(124)	—	—	(124)	—	—	—	—
Tax benefit for share based compensation	89	—	—	89	—	—	—	—
Exercise of stock options	9	—	—	9	—	—	—	—

Balance at June 30, 2010	$4,125	$—	$—	$3,417	$(1,250)	$2,022	$(72)	$8

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net Income	$458	$349	$913	$716
Other comprehensive income (loss):
Foreign currency translation adjustments	(165)	87	(270)	12
Defined benefit pension and postretirement plans, net of tax	—	1	—	2
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	5	1	4	6

Other comprehensive income (loss)	(160)	89	(266)	20

Comprehensive Income	298	438	647	736
Income attributable to non-controlling interests	—	—	—	—

Comprehensive Income Attributable to MasterCard	$298	$438	$647	$736

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

The balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements as of December 31, 2009. The consolidated financial statements for the three and six months ended June 30, 2010 and 2009 and as of June 30, 2010 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Recent accounting pronouncements

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, a new accounting standard was issued. This standard provides new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company will adopt this accounting standard upon its effective date, periods ending on or after December 15, 2010, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Fair value disclosures - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended such that MasterCard was required to present detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and MasterCard will also be required to disclose purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of basic and diluted EPS for common shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except per share data)
Numerator:
Net income attributable to MasterCard	$458	$349	$913	$716
Less: Net income allocated to Unvested Units	—	2	2	5

Net income attributable to MasterCard allocated to common shares	$458	$347	$911	$711

Denominator:
Basic EPS weighted average shares outstanding	131	130	131	130
Dilutive stock options and stock units	—	—	—	—

Diluted EPS weighted average shares outstanding	131	130	131	130

Earnings per Share
Total Basic	$3.50	$2.67	$6.97	$5.49

Total Diluted	$3.49	$2.67	$6.95	$5.47

The calculation of diluted EPS for the three and six month periods ended June 30, 2010 and 2009 excluded the following share-based payment awards because the effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Stock options	204	288	204	288
Restricted stock units	2	—	2	—

Note 3. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the six month periods ended June 30:

	2010	2009
	(In millions)
Dividend declared but not yet paid	$19	$19
Software licenses financed	11	—
Municipal bonds cancelled	—	154
Revenue bonds received	—	(154)
Assets recorded pursuant to capital leases	3	(150)
Capital lease obligation	—	154
Fair value of assets acquired, net of original investment, cash paid and cash acquired	—	17
Fair value of liabilities assumed related to investments in affiliates	—	15 [1]
Fair value of non-controlling interest acquired	—	8

[1]	Included $9 million to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation have been recorded at $154 million, which represents the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154 million, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of June 30, 2010 and December 31, 2009 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2010.

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In millions)
Municipal bonds [1]	$—	$516	$—	$516
Taxable short-term bond funds	313	—	—	313
Auction rate securities	—	—	134	134
Foreign currency forward contracts	—	(3)	—	(3)

Total	$313	$513	$134	$960

	December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In millions)
Municipal bonds [1]	$—	$514	$—	$514
Taxable short-term bond funds	310	—	—	310
Auction rate securities	—	—	180	180
Foreign currency forward contracts	—	(1)	—	(1)

Total	$310	$513	$180	$1,003

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

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company uses the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 15% discount to the par value as of June 30, 2010 and December 31, 2009. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

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

Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of June 30, 2010 and December 31, 2009, the carrying value on the consolidated balance sheet totaled $19 million and $22 million, respectively, and approximated fair value.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At June 30, 2010 and December 31, 2009, the carrying value on the consolidated balance sheet totaled $591 million and $870 million and the fair values totaled $605 million and $895 million, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 15 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair value of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of June 30, 2010 and December 31, 2009. For additional information regarding the Company’s settlement guarantee liabilities, see Note 18 (Settlement and Travelers Cheque Risk Management).

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Nonmarketable Equity Investments

The Company has nonmarketable equity investments recorded under cost or equity method of accounting. These investments are not measured at fair value on an ongoing basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Inputs to measure these investments are based on management’s judgment using internal and external data; accordingly these fair value determinations are classified in Level 3 of the Valuation Hierarchy. The carrying value and estimated fair value of the Company’s nonmarketable equity investments were de minimis as of June 30, 2010 and December 31, 2009.

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

Note 5. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income, and their respective cost basis and fair values as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(In millions)
Municipal bonds	$496	$20	$—	$516
Taxable short-term bond funds	308	5	—	313
Auction rate securities	158	—	(24)	134

Total	$962	$25	$(24)	$963

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(In millions)
Municipal bonds	$492	$22	$—	$514
Taxable short-term bond funds	306	4	—	310
Auction rate securities	212	—	(32)	180

Total	$1,010	$26	$(32)	$1,004

[1]	The unrealized losses have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of June 30, 2010, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three and six months ended June 30, 2010, the Company did not sell any ARS in the auction market but there were some calls at par.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2010 to June 30, 2010.

Significant Unobservable Inputs (Level 3)
(In millions)
Fair value, January 1, 2010	$180
Calls, at par	(54)
Recovery of unrealized losses due to issuer calls	8

Fair value, June 30, 2010	$134

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of June 30, 2010, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 15% discount to the par value of the ARS portfolio at June 30, 2010 and December 31, 2009. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $24 million and $32 million as of June 30, 2010 and December 31, 2009, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $17 million and $23 million as of June 30, 2010 and December 31, 2009, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of June 30, 2010, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The bond relates to the Company’s back-up processing center in Kansas City, Missouri. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	June 30, 2010	December 31, 2009
	(In millions)
Carrying value	$337	$338
Gross unrecorded gains	3	2

Fair value	$340	$340

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2010 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(In millions)
Due within 1 year	$48	$49	$301	$301
Due after 1 year through 5 years	358	374	36	39
Due after 5 years through 10 years	94	97	—	—
Due after 10 years	154	130	—	—
No contractual maturity	308	313	—	—

Total	$962	$963	$337	$340

The majority of securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of June 30, 2010:

	Par Amount	% of Total
	(In millions)
Due within 10 years	$4	3%
Due year 11 through year 20	25	16%
Due year 21 through year 30	92	58%
Due after year 30	37	23%

Total	$158	100%

Investment Income:

Investment income was $13 million and $14 million for the three months ended June 30, 2010 and 2009, respectively. Investment income was $23 million and $31 million for the six months ended June 30, 2010 and 2009, respectively. It primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$511	$445
Advertising	52	56
Income taxes	53	93
Data processing	41	29
Other	23	18

Total prepaid expenses	680	641
Prepaid expenses, current	(332)	(313)

Prepaid expenses, long-term	$348	$328

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 7. Other Assets

Other assets consisted of the following:

	June 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$127	$216
Cost and equity method investments	38	35
Cash surrender value of keyman life insurance	23	23
Other	38	36

Total other assets	226	310
Other assets, current	(78)	(126)

Other assets, long-term	$148	$184

Certain customer and merchant business agreements provided incentives upon entering into the agreement. As of June 30, 2010 and December 31, 2009, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(In millions)
Property, plant and equipment	$752	$753
Less accumulated depreciation and amortization	(317)	(304)

Property, plant and equipment, net	$435	$449

As of June 30, 2010 and December 31, 2009, capital leases, excluding the Winghaven facility, of $13 million and $14 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $5 million and $6 million as of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

June 30, 2010 and December 31, 2009, respectively. The Winghaven facility is discussed further in Note 3 (Non-Cash Investing and Financing Activities).

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $16 million and $19 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $33 million and $35 million for the six months ended June 30, 2010 and 2009, respectively.

Note 9. Goodwill

Goodwill was $267 million and $309 million as of June 30, 2010 and December 31, 2009, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2010 was due to foreign currency translation.

Note 10. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$521	$598
Personnel costs	208	367
Advertising	79	131
Income taxes	41	32
Other	78	97

Total accrued expenses	$927	$1,225

Note 11. Pension and Postretirement Plans

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$4	$4	$8	$9
Interest cost	4	4	7	7
Expected return on plan assets	(5)	(3)	(9)	(6)
Amortization:
Actuarial loss	1	2	2	4
Prior service credit	—	—	(1)	(1)

Net periodic pension cost	$4	$7	$7	$13

The reduction in net periodic pension costs for the three and six months ended June 30, 2010 versus the same periods in 2009 was primarily a result of voluntary Company contributions and favorable investment returns achieved during 2009.

The Company made voluntary contributions totaling $15 million and $20 million to the Qualified Plan during the three and six month periods ended June 30, 2010, respectively. The Company continues to evaluate if any further contributions to the Qualified Plan may be made during the remainder of 2010. During the three and six months ended June 30, 2009, the Company contributed $17 million and $31 million, respectively, to the Qualified Plan.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was $1 million for each of the three month periods ended June 30, 2010 and 2009. Net periodic postretirement benefit cost was $2 million and $3 million for the six month periods ended June 30, 2010 and 2009, respectively. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost. The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

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

With regard to the performance units granted on March 1, 2010, whether and the extent to which, the performance stock units will vest will be based on the Company’s performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2010 against threshold, target and maximum performance goals. In the event the performance units do vest on February 28, 2013, the ultimate number of shares to be released on the vesting date will be based on meeting or exceeding average annual return on equity goals and achievement of quantitative and qualitative goals determined by the Company’s compensation committee over the performance period, which includes performance against the corporate scorecard. These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense.

Note 13. Stockholders’ Equity

In February 2010, the Company’s Board of Directors authorized programs to facilitate conversions of shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors, beginning after May 31, 2010. The conversion programs follow the expiration on May 31, 2010 of a 4-year post initial public offering restriction period with respect to the conversion of shares of Class B common stock. Effective June 1, 2010, 7,482,218 shares of the Class B common stock were converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors in accordance with the terms of both the program and the Company’s certificate of incorporation.

Following the June 1, 2010 conversion event, shares of the Company’s Class A common stock and Class B common stock represented approximately 90.4% and 9.6%, respectively, of the aggregate outstanding shares of the Class A common stock and Class B common stock. This level of Class B ownership represents the first time the outstanding shares of the Class B common stock represented less than 15% of the aggregate outstanding shares of the Class A common stock and Class B common stock. Accordingly, pursuant to the Company’s amended and restated certificate of incorporation dated June 10, 2009, all outstanding shares of the Company’s Class M common stock were automatically transferred to the Company and retired, and are no longer available for issue

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

or reissue. Additionally, the Company no longer has authority to issue additional shares of Class M common stock. Although the Class M common stock was generally non-voting, the holders of Class M common stock had (prior to the retirement of such class) the right to elect up to three of the Company’s directors (but not more than one-quarter of all directors) and approve specified significant corporate actions under our certificate of incorporation. The retirement of the Class M common stock had no effect on the Company’s financial position or basic or diluted EPS. As of July 26, 2010, 12,023,551 shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 9.2% of aggregate shares outstanding).

Note 14. Commitments

At June 30, 2010, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(In millions)
Remainder of 2010	$202	$2	$12	$188
2011	185	6	20	159
2012	134	4	16	114
2013	70	37	11	22
2014	18	—	8	10
Thereafter	24	—	21	3

Total	$633	$49	$88	$496

[1]	Excludes non-cash transactions relating to the Company’s Winghaven facility. See Note 3 (Non-Cash Investing and Financing Activities) for more information.

Included in the table above are capital leases with imputed interest expense of $6 million and a net present value of minimum lease payments of $43 million. In addition, at June 30, 2010, $40 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $7 million and $8 million for the three months ended June 30, 2010 and 2009, respectively. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $13 million and $22 million for the six months ended June 30, 2010 and 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2 million and $4 million for each of the three and six month periods ended June 30, 2010 and 2009, respectively.

Note 15. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150 million per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1.8 billion. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard has assumed American Express will achieve these financial hurdles. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.649 billion in the quarter ended June 30, 2008 with respect to the American Express Settlement.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2009, as follows:

(In millions)
Balance as of December 31, 2009	$870
Interest accretion on American Express Settlement	21
Payments on American Express Settlement	(300)
Other payments, accruals and accretion, net	—

Balance as of June 30, 2010	$591

See Note 17 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 16. Income Taxes

The effective income tax rates were 35.7% and 35.0% for the three months ended June 30, 2010 and 2009, respectively, and 35.1% and 34.1% for the six months ended June 30, 2010 and 2009, respectively. The rate for the three months ended June 30, 2010 was higher than the rate for the three months ended June 30, 2009 due primarily to an adjustment related to the Company’s U.S. foreign tax credits, partially offset by a lower state tax rate and lower income tax reserves. The rate for the six months ended June 30, 2010 was higher than the rate for the six months ended June 30, 2009 due primarily to an adjustment to the Company’s balance of deferred taxes in the six month period ended June 30, 2009 and an adjustment related to the Company’s U.S. foreign tax credits in the six month period ended June 30, 2010, partially offset by a lower state tax rate and lower income tax reserves.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated both Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracy to monopolize a particular market. These actions were designated as related cases to the DOJ litigation. On June 24, 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008. See Note 15 (Obligations under Litigation Settlements) for additional discussion. On October 27, 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008.

On April 29, 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint on June 19, 2006 and the parties have proceeded with discovery. On September 14, 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “—U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. On January 5, 2010, the court in the California consumer actions executed an order preliminarily approving the settlement, overruling objections by the plaintiff in the Attridge case. A hearing on final approval of the settlement is set for August 6, 2010. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On July 20, 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid approximately $72 million to be used for the defendants’ settlement fund to settle the MDL action and approximately $13 million to settle the Schwartz matter. On November 8, 2006, Judge Pauley granted preliminary approval of the settlement agreements, which were subject to both final approval by Judge Pauley and resolution of all appeals. On November 15, 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. On November 3, 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements. On November 20, 2009, the same plaintiff in the New York state cases filed notice of appeal of final settlement approval in the MDL action. Within the time period for appeal in the MDL action, twelve other such notices of appeal were filed. Subsequently, several plaintiffs have requested to withdraw their appeals. Briefing on the remaining appeals is ongoing. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of approximately $4 million, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. On June 9, 2010, the court issued an order granting MasterCard’s motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” on September 14, 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. On January 5, 2010, the court executed an order preliminarily approving the settlement. A hearing on final approval of the settlement is set for August 6, 2010.

At this time, it is not possible to determine the outcome of, or, except as indicated above in the California consumer action, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

United States. On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority of which are styled as class actions, although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (1) that MasterCard’s and Visa’s setting of interchange fees (for both credit and off-line debit transactions) violates Section 1 of the Sherman Act; (2) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (3) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (4) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys’ fees and injunctive relief. On June 9, 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. On January 8, 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. On May 14, 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 21, 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court heard oral argument on the plaintiffs’ class certification motion on November 19, 2009. The parties are awaiting a decision on the motion.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

The European Commission announced its decision on December 19, 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.5 million U.S. per day) in the event that MasterCard fails to comply. On March 1, 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s licensed financial institutions. As part of this decision, the PCA also decided that MasterCard had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. On November 12, 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the court of first instance’s decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. On April 22, 2010 the court of appeals issued an oral decision (followed by a written decision on May 25, 2010) in which it reinstated MasterCard’s appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary. In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. On July 12, 2009, the HCA issued to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held on September 8 and 9, 2009. On September 24, 2009, the HCA ruled that MasterCard’s historic interchange fees violated the law and fined MasterCard Europe approximately $3 million, which was paid during the fourth quarter of 2009. The HCA issued its formal decision on December 2, 2009 and on December 18, 2009, MasterCard appealed the decision to the Hungarian courts. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy. On July 15, 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard has appealed). On May 28, 2010, the ICA issued a Statement of Objections to MasterCard and the banks. MasterCard will have the opportunity to respond both in writing and at a hearing to the Statement of Objections and, if a negative decision is reached, to appeal the decision. A negative decision could result in MasterCard and/or its customers being fined and, if not reversed on appeal, could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

Switzerland. On July 2, 2010, MasterCard received a notice from the Swiss Competition Authority (“WEKO”) that, based upon complaints, WEKO had opened an investigation of MasterCard’s domestic debit acquirer fees and ordered MasterCard to discontinue charging the fees. MasterCard responded to the notice on July 9, 2010. A negative decision could result in MasterCard being fined and ordered to stop collecting the fees. If WEKO were to issue a negative decision regarding the fees and order MasterCard to stop collecting them, and the decision was not reversed on appeal, such a decision could have a significant adverse impact on the revenues of MasterCard and its overall business in Switzerland.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office (“FCO”) in Germany concerning MasterCard’s domestic default interchange fees. The complaint alleges that MasterCard’s German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs”. On December 21, 2009, the FCO sent MasterCard a questionnaire concerning its domestic interchange fees.

In July 2009, the Canadian Competition Bureau informed MasterCard that it intends to review MasterCard’s interchange fees and related rules, such as the “honor all cards” and “no surcharge” rules.

On June 5, 2010, the Ukrainian Competition Authority issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Colombia, Czech Republic, Estonia, France, Israel, Latvia, the Netherlands, Norway, Slovakia, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

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

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2010	December 31, 2009
	(In millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$25,727	$26,373
Collateral held for Settlement Exposure	(3,196)	(2,759)

Net uncollateralized Settlement Exposure	$22,531	$23,614

Uncollateralized Settlement Exposure attributable to non-compliant members	$174	$211

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,559	$3,433

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated settlement exposures are calculated at the regional level. Therefore, these settlement exposures are reported on a gross basis, rather than net of collateral.

Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 42% and 40% at June 30, 2010 and December 31, 2009, respectively. No individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either June 30, 2010 or December 31, 2009. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 66% and 56% at June 30, 2010 and December 31, 2009, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $366 million and $401 million at June 30, 2010 and December 31, 2009, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $282 million and $313 million at June 30, 2010 and December 31, 2009, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $14 million as of June 30, 2010 and December 31, 2009 from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company’s financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates may also affect the Company’s settlement risk. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures, including no losses in the last several years.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

As of June 30, 2010, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard International. MasterCard’s outstanding forward contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	June 30, 2010			December 31, 2009
	Notional	Estimated Fair Value [1]		Notional	Estimated Fair Value [1]
	(In millions)
Commitments to purchase foreign currency	$18	$—		$38	$—
Commitments to sell foreign currency	155	2	[1]	50	(1	) [1]
Balance Sheet Location:
Accounts Receivable		$3			$1
Other Current Liabilities		(1)			(2)

Euro Functional Currency

	June 30, 2010			December 31, 2009
	Notional	Estimated Fair Value [1]		Notional	Estimated Fair Value [1]
	(In millions)
Commitments to purchase foreign currency	$17	$—		$16	$—
Commitments to sell foreign currency	72	(5	) [1]	45	—
Balance Sheet Location:
Accounts Receivable		$—			$—
Other Current Liabilities		(5)			—

	Amount and Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
	(In millions)
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward Contracts
General and administrative	$(4)	$(18)		$(9)	$(22)
Revenues	—	(1)		(1)	3

Total	$(4)	$(19)		$(10)	$(19)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, euro, Korean won, Mexican peso, Turkish lira and U.K. pound sterling. The fair

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of June 30, 2010 and December 31, 2009 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at June 30, 2010 and December 31, 2009.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may”, “would”, “will” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, the continuation of economic recovery in the Company’s Asia/Pacific and Latin America regions, and the Company’s belief in the continuing trend from paper-based forms of payment toward electronic forms of payment and its ability to drive growth by: further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, pursuing incremental payment processing opportunities throughout the world, enhancing its relationships with merchants, continuing to develop e-commerce capabilities, building and commercializing payment innovations, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, increasing its volume of business with customers over time and increasing global MasterCard brand awareness preference and usage through integrated advertising, sponsorships and related activity on a global scale. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and an update to the risk factors in Item 1A – Risk Factors of this Report for a complete discussion of these risk factors.

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

Our net income was $458 million, or $3.49 per diluted share, and $913 million, or $6.95 per diluted share, for the three and six months ended June 30, 2010, respectively, versus net income of $349 million, or $2.67 per diluted share, and $716 million, or $5.47 per diluted share, for the three and six months ended June 30, 2009. As of June 30, 2010, our liquidity and capital positions remained strong, with $3.2 billion in cash and cash equivalents and current available-for-sale securities and $4.1 billion in equity. In addition, during the six months ended June 30, 2010, we generated cash flows from operations of $438 million.

Our net revenues increased 6.7% and 9.7% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009. These increases were primarily due to increased dollar volume of activity on cards carrying our brands, higher pricing and increased transactions. During the three and six months ended June 30, 2010, net pricing actions contributed approximately 4 and 5 percentage points, respectively, to our net revenue growth. These net pricing actions included price increases during 2009 and 2010, which were partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission.

Overall, revenue growth was moderated by an increase in rebates and incentives relating to higher cross-border rebates to encourage certain behaviors of customers, new and renewed customer agreements and increased volumes. Rebates and incentives as a percentage of gross revenues were 25.3% in each of the three and six months ended June 30, 2010 versus 21.2% and 21.8%, respectively, for the comparable periods in 2009.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, may impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. In the three and six months ended June 30, 2010, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three and six months ended June 30, 2009. Our volumes are impacted by the number of transactions and the dollar amount of each transaction. During the three and six months ended June 30, 2010, our volumes increased 8.5% and 8.4% on a local currency basis and our processed transactions increased 0.1% and 2.3%, respectively. This compares to a decline in volumes of 0.3% and 0.1% on a local currency basis and increased processed transactions of 7.7% and 6.7% during the three and six months ended June 30, 2009, respectively. Our growth in processed transactions in 2010 is lower than in 2009 due to debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenues to a lesser extent than the percentage decrease in the number of transactions due to the pricing of those products and portfolios.

Our operating expenses decreased 10.4% and 4.7% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009 due to lower general and administrative expenses. The decline was primarily due to lower personnel expenses as a result of a realignment of resources in 2009.

Our ratios of operating income as a percentage of net revenues, or operating margins, were 52.6% and 53.0% in the three and six months ended June 30, 2010, respectively, versus 43.5% and 45.9%, respectively, in the comparable periods in 2009.

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

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. The United States is our largest geographic market based on revenues. Net revenue generated in the United States was approximately 45.3% and 46.4% of total revenues in the three and six months ended June 30, 2010, respectively, versus 49.0% and 48.7%, respectively, in the comparable periods in 2009. No individual country, other than the United States, generated more than 10% of total revenues in the three or six months ended June 30, 2010 or 2009, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 have impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom have been significantly impacted by this economic turmoil, and it is also impacting other economies around the world. More recently, European countries including Portugal, Ireland, Greece and Spain have experienced downgrades in sovereign credit ratings by ratings agencies, driven by fiscal challenges. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

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

•

Government intervention, including the effect of laws, regulations and/or government investments in our customers, may have potential negative effects on our business with those banking institutions or otherwise alter their strategic direction away from our products.

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

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Consolidation or other changes affecting the banking industry could result in a loss of business for MasterCard and may result in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion. Furthermore, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). See Part II, Item 1A, (Risk Factors) for further discussion.

MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia/Pacific and Latin American regions we have now experienced a few quarters of significant increases in dollar volume of activity on cards carrying our brands in those regions. In addition, in recent months in the U.S. we have observed mixed economic indicators, including retail spending and unemployment rates. Notwithstanding some encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

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

Financial Results

Our operating results for the three and six months ended June 30, 2010 and 2009, were as follows:

	For the Three Months Ended June 30,		Percent Increase (Decrease) 2010 vs. 2009	For the Six Months Ended June 30,		Percent Increase (Decrease) 2010 vs. 2009
	2010	2009		2010	2009
	(In millions, except per share, percentages and GDV amounts)
Revenues, net	$1,365	$1,280	6.7%	$2,673	$2,436	9.7%
Operating Expenses:
General and administrative	433	507	(14.5)%	891	955	(6.6)%
Advertising and marketing	180	180	(0.3)%	295	296	(0.4)%
Depreciation and amortization	35	36	(3.8)%	70	67	4.2%

Total operating expenses	648	723	(10.4)%	1,256	1,318	(4.7)%

Operating income	717	557	28.8%	1,417	1,118	26.7%
Total other income (expense)	(4)	(21)	(76.8)%	(9)	(32)	(70.6)%

Income before income taxes	713	536	32.9%	1,408	1,086	29.6%
Income tax expense	255	187	35.7%	495	370	33.6%

Net income	458	349	31.4%	913	716	27.5%
(Income) loss attributable to non-controlling interests	—	—	—	—	—	—

Net Income Attributable to MasterCard	$458	$349	31.3%	$913	$716	27.4%

Basic Earnings per Share	$3.50	$2.67	31.1%	$6.97	$5.49	27.0%
Basic Weighted Average Shares Outstanding	131	130	0.9%	131	130	0.7%
Diluted Earnings per Share	$3.49	$2.67	30.7%	$6.95	$5.47	27.1%
Diluted Weighted Average Shares Outstanding	131	130	0.8%	131	130	0.7%
Effective Income Tax Rate	35.7%	35.0%	*	35.1%	34.1%	*
Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions)	$656	$598	9.8%	$1,288	$1,148	12.2%
Processed transactions	5,624	5,618	0.1%	10,997	10,755	2.3%

*	Not meaningful.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and six months ended June 30, 2010, the U.S. dollar strengthened against the euro and weakened against the Brazilian real, as compared to the comparable periods in 2009. However, the strengthening of the U.S. dollar against the euro was more significant during the three months ended June 30, 2010 as compared to the six months ended June 30, 2010. Accordingly, during the three months ended June 30, 2010, the net foreign currency impact of the euro and Brazilian real unfavorably impacted net revenue growth by 1.2 percentage points and favorably impacted net revenue growth by 0.7 percentage points during the six months ended June 30, 2010. Operating expenses were favorably impacted by 0.7 percentage points and unfavorably impacted by 0.4 percentage points during the three and six months ended June 30, 2010, respectively.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV on a U.S. dollar-converted basis is compared to GDV on a local currency basis. In the three and six months ended June 30, 2010, GDV increased 9.8% and 12.2%, respectively, when measured on a U.S. dollar converted basis and increased 8.5% and 8.4%, respectively, when measured on a local currency basis, versus the comparable periods in 2009.

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

Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. A combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based (credit and off-line debit) or PIN-based (on-line debit, including automated teller machine (“ATM”) cash withdrawals and retail purchases)

•	Tiered pricing, with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

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

Revenue Analysis

Gross revenues increased $204 million and $459 million, or 12.6% and 14.7%, in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009, primarily due to increased dollar volume of activity on cards carrying our brands, higher pricing and increased transactions. Rebates and incentives as a percentage of gross revenues were 25.3% in each of the three and six months ended June 30, 2010, respectively, versus 21.2% and 21.8%, respectively, for the comparable periods in 2009. Our net revenues increased 6.7% and 9.7% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009.

Pricing changes increased net revenues by approximately 4 and 5 percentage points during the three and six months ended June 30, 2010, respectively. These net pricing changes included price increases during 2009 and 2010, which were partially offset by an approximate 4 percentage point increase in cross-border rebates and an approximate 2 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The significant components of our net revenues were as follows for the three and six months ended June 30:

	For the Three Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	For the Six Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Domestic assessments	$650	$586	$64	11.0%	$1,237	$1,139	$98	8.6%
Cross-border volume fees	468	348	120	34.5%	914	669	245	36.6%
Transaction processing fees	533	503	30	6.0%	1,042	939	103	11.0%
Other revenues	177	187	(10)	(5.2)%	383	370	13	3.6%

Gross revenues	1,828	1,624	204	12.6%	3,576	3,117	459	14.7%
Rebates and incentives (contra-revenues)	(463)	(344)	(119)	34.7%	(903)	(681)	(222)	32.7%

Net revenues	$1,365	$1,280	$85	6.7%	$2,673	$2,436	$237	9.7%

Domestic assessments – The increase in domestic assessments of 11.0% and 8.6% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•

GDV increased 8.5% and 8.4% during the three and six months ended June 30, 2010 when measured in local currency terms, and increased 9.8% and 12.2%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2009.

•

The net impact of pricing changes increased domestic assessments growth by approximately 3 percentage points and 1 percentage point in the three and six months ended June 30, 2010, respectively. The pricing changes include 2009 and 2010 price increases partially offset by the repeal of certain European pricing changes at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

Cross-border volume fees – The increase in cross-border volume fees of 34.5% and 36.6% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•

Pricing changes implemented in 2009 and 2010 represented approximately 21 percentage points and 22 percentage points of the increase in the three and six months ended June 30, 2010, respectively. The structure of our October 2009 pricing change included a rebate to encourage certain behaviors of our customers and therefore a significant portion of these pricing increases were offset by an increase in rebates and incentives. In addition, in June 2009 as part of our interim arrangement with the European Commission, certain European pricing increases were repealed, representing a 5 percentage point decrease in each of the three and six months ended June 30, 2010. See Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

•

Cross-border volumes increased 15.2% and 13.1% in the three and six months ended June 30, 2010, respectively, when measured in local currency terms, and 14.5% and 16.5%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2009.

Transaction processing fees – The increase in transaction processing fees of 6.0% and 11.0% during the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•	Pricing changes implemented in April 2009, which represented approximately 2 percentage points and 7 percentage points of the increase in the three and six months ended June 30, 2010, respectively.

•	Non-recurring revenues generated from implementation of new authorization parameters to facilitate our issuers’ compliance with internet gambling regulations in the United States.

•

Processed transactions increased 0.1% and 2.3% during the three and six months ended June 30, 2010, respectively. Our growth in processed transactions in 2010 is lower than 2009 due to debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenues to a lesser extent than the percentage decrease in the number of transactions due to the pricing of those products and portfolios.

Other revenues – The decrease of 5.2% and increase of 3.6% in the three and six months ended June 30, 2010, respectively, versus the comparable periods in 2009, was due to:

•	Lower compliance and research fees in the three months ended June 30, 2010.

•	Higher penalty fees and customer agreement termination fees in the six months ended June 30, 2010.

Rebates and incentives – The increase in rebates and incentives of 34.7% and 32.7% during the three and six months ended June 30, 2010 versus the comparable periods in 2009 was due to:

•

As discussed above in cross border volume fees, cross-border pricing actions in October 2009 included an increase to a cross-border rebate to encourage certain behaviors of our customers. The increase in this cross-border rebate contributed approximately 15 percentage points and 16 percentage points to the increase in rebates and incentives during the three and six months ended June 30, 2010, respectively.

•

The impact of higher rebates and incentives for certain new and renewed agreements. We intend to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. In the three and six months ended June 30, 2010, operating expenses decreased by $75 million, or 10.4%, and $62 million, or 4.7%, respectively, versus the comparable periods in 2009. These decreases were primarily due to decreased general and administrative expenses.

General and Administrative

General and administrative expenses decreased $74 million, or 14.5%, in the three months ended June 30, 2010 versus the comparable period in 2009. General and administrative expenses decreased $64 million, or 6.6%, in the six months ended June 30, 2010 versus the comparable period in 2009. The major components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	Six Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Personnel	$286	$369	$(83)	(22.3)%	$601	$675	$(74)	(10.9)%
Professional fees	43	37	6	17.2%	78	69	9	14.4%
Telecommunications	14	17	(3)	(16.9)%	29	35	(6)	(17.9)%
Data processing	21	22	(1)	(2.6)%	43	41	2	4.9%
Travel and entertainment	14	11	3	36.6%	27	20	7	37.7%
Other	55	51	4	4.3%	113	115	(2)	(2.5)%

General and administrative expenses	$433	$507	$(74)	(14.5)%	$891	$955	$(64)	(6.6)%

•

Personnel expense decreased in the three and six months ended June 30, 2010 versus the comparable periods in 2009. The declines for the three and six months ended June 30, 2010 as compared to the same periods in 2009 were due to lower severance, salaries and benefit costs due to a realignment of resources in 2009.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses remained relatively flat during the three and six months ended June 30, 2010 versus the comparable periods in 2009.

Depreciation and Amortization

Depreciation and amortization expenses decreased $1 million, or 3.8%, in the three months ended June 30, 2010 versus the comparable period in 2009. Depreciation and amortization expenses increased $3 million, or 4.2%, in the six months ended June 30, 2010 versus the comparable period in 2009, primarily due to depreciation on the Company’s global technology and operations center, which was acquired under a capital lease arrangement in March 2009. See Note 3 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 for more information.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses.

	Three Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	Six Months Ended June 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Investment income	$13	$14	$(1)	(1.3)%	$23	$31	$(8)	(25.4)%
Interest expense	(17)	(32)	(15)	(46.4)%	(32)	(68)	(36)	(52.0)%
Other income (expense), net	—	(3)	(3)	(53.0)%	—	5	(5)	(104.3)%

Total other expense	$(4)	$(21)	$(17)	(76.8)%	$(9)	$(32)	$(23)	(70.6)%

•

Investment income decreased in the three and six months ended June 30, 2010, as compared to the similar periods in 2009. The decrease was primarily due to lower interest income as a result of lower interest rates.

•

Interest expense decreased in the three and six months ended June 30, 2010 as compared to the similar periods in 2009, primarily due to a decrease in interest accretion on litigation settlements as amounts due were paid.

Income Taxes

The effective income tax rates were 35.7% and 35.0% for the three months ended June 30, 2010 and 2009, respectively, and 35.1% and 34.1% for the six months ended June 30, 2010 and 2009, respectively. The rate for the three months ended June 30, 2010 was higher than the rate for the three months ended June 30, 2009 due primarily to an adjustment related to the Company’s U.S. foreign tax credits, partially offset by a lower state tax rate and lower income tax reserves. The rate for the six months ended June 30, 2010 was higher than the rate for the six months ended June 30, 2009 due primarily to an adjustment to the Company’s balance of deferred taxes in the six month period ended June 30, 2009 and an adjustment related to the Company’s U.S. foreign tax credits in the six month period ended June 30, 2010, partially offset by a lower state tax rate and lower income tax reserves.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures and any future acquisitions; and to service our obligations related to litigation settlements. At June 30, 2010 and December 31, 2009, we had $3.2 billion and $2.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our equity was $4.1 billion and $3.5 billion as of June 30, 2010 and December 31, 2009, respectively. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A (Risk Factors) in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and an update to the risk factors in Item 1A – Risk Factors of this Report. See also Notes 15 (Obligations Under Litigation Settlements) and 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Item 1 and “-Business Environment” for more information.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$438	$778
Net cash used in investing activities	(20)	(88)
Net cash provided by (used in) financing activities	59	(165)

	June 30, 2010	December 31, 2009
	(in millions)
Balance Sheet Data:
Current assets	$5,543	$5,003
Current liabilities	2,818	3,167
Long-term liabilities	489	791
Equity	4,125	3,512

Net cash provided by operating activities for the six months ended June 30, 2010 was $438 million versus $778 million for the comparable period in 2009. Cash from operations for the six months ended June 30, 2010 was primarily due to operating income partially offset by litigation settlement payments and the effect of stock units withheld for taxes. Net cash provided by operating activities for the six months ended June 30, 2009 was primarily due to operating income and the collection of accounts receivable and income taxes receivable, partially offset by litigation settlement payments and a reduction in accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2010 primarily related to investment in our global network and the purchases of investment securities offset by cash inflows from proceeds from sales and maturities of available-for-sale investment securities. Net cash used for investing activities for the six months ended June 30, 2009 primarily related to expenditures for our global network and investments in affiliates.

Cash provided by financing activities for the six months ended June 30, 2010 primarily related to the tax benefit for share based compensation partially offset by the payment of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2009 related primarily to the payment of debt and dividends to our stockholders.

On June 7, 2010, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 10, 2010 to holders of record on July 6, 2010 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $19 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

On November 4, 2009, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock or Class A common stock in one or more offerings.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011. The available funding under the Credit Facility remained at $2.5 billion through April 27, 2010 and then decreased to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at June 30, 2010 and December 31, 2009. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Future Obligations

The following table summarizes our obligations as of June 30, 2010 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2010	2011-2012	2013-2014	2015 and thereafter
	(In millions)
Capital leases [1]	$49	$2	$10	$37	$—
Operating leases [2]	88	12	36	19	21
Sponsorship, licensing and other [3,4]	498	190	273	32	3
Litigation settlements [5]	610	300	310	—	—
Debt [6]	19	—	19	—	—

Total	$1,264	$504	$648	$88	$24

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $521 million as of June 30, 2010 related to customer and merchant agreements.

[4]

Includes current liability of $2 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires four remaining quarterly payments of $150 million each.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at June 30, 2010 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, a new accounting standard was issued. This standard provides new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company will adopt this accounting standard upon its effective date, periods ending on or after December 15, 2010, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

Transfers of financial assets – In June 2009, the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities was amended. The change eliminates the qualifying special purpose entity concept, establishes a new unit of account definition that must be met for the transfer of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and requires additional new disclosures. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations.

Variable interest entities – In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The Company adopted the new standard upon its effective date of January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations.

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

Fair value disclosures – The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended such that MasterCard was required to present detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and MasterCard will also be required to disclose purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies, which have been approved by the Board of Directors, governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at June 30, 2010 as compared to December 31, 2009. The Financial Reform Act includes provisions related to derivative instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and six months ended June 30, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 3, 2010 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and six month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for each of the six month periods ended June 30, 2010 and 2009, and the consolidated statement of changes in stockholders’ equity for the six month period ended June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2010

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 17 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A.	Risk Factors

The following supplements certain of the Company’s risk factors set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”):

Interchange Fees – United States Legislation

The following supplements the Company’s risk factor set forth in the Form 10-K entitled “Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” This supplemental information concerns certain U.S. legislation related to interchange fees. In July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) that, among other things, provides for the regulation of debit and prepaid “interchange transaction fees” (referred to in the Financial Reform Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction). The Financial Reform Act provides the Federal Reserve with the authority to regulate debit and prepaid interchange transaction fees and provides that those fees must be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” In determining reasonable and proportional cost, generally the Federal Reserve may only consider the incremental cost incurred by an issuer for its role in the authorization, clearance or settlement of a particular electronic debit or prepaid transaction and may not consider costs incurred by an issuer if those costs are not specific to a particular debit or prepaid transaction (although there is limited flexibility for the Federal Reserve to consider fraud-related expenses). The Federal Reserve must issue final regulations by no later than April 21, 2011, and the requirement that debit and prepaid interchange fees be reasonable and proportional to the cost incurred by the issuer will be effective July 21, 2011, regardless of whether the Federal Reserve has issued any regulations at that time. The limitations on debit/prepaid interchange fees in the Financial Reform Act do not apply to: (1) issuers with less than $10 billion in assets; (2) debit cards or general-use prepaid cards for government-administered payment programs (unless the issuer charges the cardholder certain overdraft or in-network ATM fees); and (3) reloadable general-purpose prepaid cards not marketed or labeled as gift cards. The legislation provides that the Federal Reserve may regulate network fees (fees charged and received by a payment network with respect to an electronic debit transaction other than an interchange transaction fee), but any such regulations must be limited to ensuring that a network fee is not used to compensate an issuer with respect to a debit or prepaid transaction and is not used to circumvent or evade the new interchange transaction fee restrictions. The Financial Reform Act directs the Federal Reserve to prescribe regulations on this issue by April 21, 2011. It is not yet clear what additional legislative or regulatory impact, if any, the Financial Reform Act will have or its impact on, among other things, debit interchange rates or other types of payment products.

As set forth in the risk factor set forth in the Form 10-K entitled “Interchange fees are subject to increasingly intense legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations,” if issuers cannot collect, or we are forced to reduce, interchange fees, issuers may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers also could charge higher fees to consumers, thereby making our card programs less desirable to consumers and reducing the Company’s transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that MasterCard charges. The Company is devoting substantial management and financial resources to the defense of interchange fees in regulatory proceedings, litigation and legislative activity. The potential outcome of any legislative, litigation or regulatory action could have a more positive or negative impact on MasterCard relative to its competitors. If the Company is ultimately unsuccessful in its defense of interchange fees, such legislation, litigation or regulatory action may have a material adverse impact on the Company’s revenue, prospects for future growth and MasterCard’s overall business, financial condition and results of operations. In addition, litigation and regulatory proceedings could result in MasterCard being fined and/or having to pay civil damages.

Payments Industry Regulation – Bureau of Consumer Financial Protection

The following supplements the Company’s risk factor set forth in the Form 10-K entitled, “The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.” This supplemental information concerns the creation of the Bureau of Consumer Financial Protection (the “Bureau”) as part of the Financial Reform Act. The Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products (although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations).

Payments Industry Regulation – Network Arrangements

The following further supplements the Company’s risk factor set forth in the Form 10-K entitled, “The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.” This supplemental information concerns the requirements in the Financial Reform Act that the Federal Reserve must issue regulations no later than July 21, 2011 providing that neither an issuer nor a payment card network may establish exclusive network arrangements for debit cards or inhibit the ability of a merchant to choose among different networks for routing a debit transaction. As a result, the Federal Reserve will promulgate rules to effectuate the prohibition on exclusive network arrangements and routing restrictions, which could have either a positive or negative effect on debit and prepaid transaction volumes, as well as on the Company relative to its competitors. In addition, under the Financial Reform Act, a payment card network generally cannot restrict a merchant’s ability to: (1) provide a discount or in-kind incentive for payment by cash, checks, debit cards, prepaid cards, or credit cards; or (2) set a minimum transaction amount (not to exceed $10) on a credit card transaction. However, networks will be permitted to prohibit debit, credit and prepaid card discounts and in-kind incentives and minimum transaction amounts to the extent they differentiate on the basis of the issuer or the network. Also, under the Financial Reform Act, a payment card network will not be able to restrict the ability of any federal agency or institution of higher education that accepts credit cards from setting a maximum transaction amount, so long as the maximum does not differentiate between issuers or networks. It is not yet clear how the provisions permitting discounts and in-kind incentives and credit card minimum and maximum transaction amounts will impact the Company’s business. To the extent such provisions result in holders of MasterCard cards using other forms or brands of payments at the point of interaction, such provisions could result in reduced purchase volume for the Company.

For a discussion of the Company’s additional risk factors, see the Form 10-K.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2010	MASTERCARD INCORPORATED
(Registrant)

Date: August 3, 2010	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2010	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2010	By:	/S/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document