Form 10-Q
period 2010-09-30
MASTERCARD INC
filed 2010-11-02
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010, there were 122,530,193 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 8,350,978 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In millions, except share data)
ASSETS

Cash and cash equivalents	$2,479	$2,055
Restricted cash	527	—
Investment securities available-for-sale, at fair value	836	824
Investment securities held-to-maturity	301	—
Accounts receivable	580	536
Settlement due from customers	400	459
Restricted security deposits held for customers	467	446
Prepaid expenses	305	313
Deferred income taxes	253	244
Other current assets	85	126

Total Current Assets	6,233	5,003
Property, plant and equipment, at cost, net of accumulated depreciation	433	449
Deferred income taxes	102	264
Goodwill	297	309
Other intangible assets, net of accumulated amortization of $467 and $422, respectively	412	415
Auction rate securities available-for-sale, at fair value	118	180
Investment securities held-to-maturity	36	338
Prepaid expenses	375	328
Other assets	160	184

Total Assets	$8,166	$7,470

LIABILITIES AND EQUITY

Accounts payable	$243	$290
Settlement due to customers	427	478
Restricted security deposits held for customers	467	446
Obligations under litigation settlements	440	607
Accrued expenses	1,122	1,225
Other current liabilities	133	121

Total Current Liabilities	2,832	3,167
Deferred income taxes	90	80
Obligations under litigation settlements	4	263
Long-term debt	1	22
Other liabilities	388	426

Total Liabilities	3,315	3,958
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 129,116,036 and 116,534,029 shares issued and 122,375,446 and 109,793,439 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 8,499,290 and 19,977,657 issued and outstanding, respectively	—	—
Class M common stock, $.0001 par value; authorized 0 and 1,000,000 shares, 0 and 1,812 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,431	3,412
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250)	(1,250)
Retained earnings	2,520	1,148
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	144	212
Defined benefit pension and other postretirement plans, net of tax	(9)	(15)
Investment securities available-for-sale, net of tax	6	(3)

Total accumulated other comprehensive income (loss)	141	194

Total Stockholders’ Equity	4,842	3,504
Non-controlling interests	9	8

Total Equity	4,851	3,512

Total Liabilities and Equity	$8,166	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except per share data)

Revenues, net	$1,428	$1,364	$4,101	$3,800
Operating Expenses
General and administrative	443	475	1,334	1,428
Advertising and marketing	182	174	477	470
Litigation settlements	1	6	1	7
Depreciation and amortization	36	36	106	103

Total operating expenses	662	691	1,918	2,008

Operating income	766	673	2,183	1,792
Other Income (Expense)
Investment income	11	11	34	42
Interest expense	(11)	(24)	(43)	(92)
Other income (expense), net	1	13	1	18

Total other income (expense)	1	—	(8)	(32)

Income before income taxes	767	673	2,175	1,760
Income tax expense	248	221	743	591

Net income	519	452	1,432	1,169
Income attributable to non-controlling interests	(1)	—	(1)	—

Net Income Attributable to MasterCard	$518	$452	$1,431	$1,169

Basic Earnings per Share	$3.96	$3.46	$10.93	$8.95

Basic Weighted Average Shares Outstanding	131	130	131	130

Diluted Earnings per Share	$3.94	$3.45	$10.89	$8.92

Diluted Weighted Average Shares Outstanding	131	130	131	130

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In millions)
Operating Activities
Net income	$1,432	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	103
Share based payments	49	69
Stock units withheld for taxes	(125)	(28)
Tax benefit for share based compensation	(85)	(32)
Impairment of assets	3	16
Accretion of imputed interest on litigation settlements	29	73
Deferred income taxes	158	204
Other	6	(13)
Changes in operating assets and liabilities:
Accounts receivable	(53)	162
Income taxes receivable	(16)	190
Settlement due from customers	42	95
Prepaid expenses	(46)	(58)
Obligations under litigation settlements	(455)	(784)
Accounts payable	(45)	21
Settlement due to customers	(29)	(125)
Accrued expenses	28	1
Net change in other assets and liabilities	28	31

Net cash provided by operating activities	1,027	1,094

Investing Activities
Increase in restricted cash	(527)	—
Purchases of property, plant and equipment	(37)	(37)
Capitalized software	(68)	(59)
Purchases of investment securities available-for-sale	(118)	(105)
Proceeds from sales of investment securities, available-for-sale	94	71
Proceeds from maturities of available-for-sale securities	86	13
Investment in nonmarketable equity investments	(12)	(16)
Acquisition of business, net of cash acquired	—	(3)
Other investing activities	(1)	(4)

Net cash used in investing activities	(583)	(140)

Financing Activities
Payment of debt	—	(149)
Dividends paid	(59)	(59)
Tax benefit for share based compensation	85	32
Cash proceeds from exercise of stock options	10	6
Redemption of non-controlling interest	—	(5)

Net cash provided by (used in) financing activities	36	(175)

Effect of exchange rate changes on cash and cash equivalents	(56)	32

Net increase in cash and cash equivalents	424	811
Cash and cash equivalents - beginning of period	2,055	1,505

Cash and cash equivalents - end of period	$2,479	$2,316

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

				Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Non-Controlling Interests
		Common Stock
	Total	Class A	Class B
	(In millions, except per share data)
Balance at December 31, 2009	$3,512	$—	$—	$3,412	$(1,250)	$1,148	$194	$8
Net income	1,432	—	—	—	—	1,431	—	1
Other comprehensive loss, net of tax	(53)	—	—	—	—	—	(53)	—
Cash dividends declared on Class A and Class B common stock, $0.45 per share	(59)	—	—	—	—	(59)	—	—
Share based payments	49	—	—	49	—	—	—	—
Stock units withheld for taxes	(125)	—	—	(125)	—	—	—	—
Tax benefit for share based compensation	85	—	—	85	—	—	—	—
Exercise of stock options	10	—	—	10	—	—	—	—

Balance at September 30, 2010	$4,851	$—	$—	$3,431	$(1,250)	$2,520	$141	$9

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net Income	$519	$452	$1,432	$1,169
Other comprehensive income (loss):
Foreign currency translation adjustments	202	67	(68)	79
Defined benefit pension and postretirement plans, net of tax	6	1	6	3
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	5	13	9	19

Other comprehensive income (loss)	213	81	(53)	101

Comprehensive Income	732	533	1,379	1,270
Income attributable to non-controlling interests	(1)	—	(1)	—

Comprehensive Income Attributable to MasterCard	$731	$533	$1,378	$1,270

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Organization

MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”), provide payment solutions, including transaction processing and related services to customers principally in support of their credit, deposit access (debit), prepaid, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. Our financial institution customers are generally either principal members (“principal members”) of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member.

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

The balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements as of December 31, 2009. The consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 and as of September 30, 2010 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash

The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage. Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits. Restricted cash at September 30, 2010 represented funds designated for the acquisition of DataCash Group plc as described in Note 2 (Acquisition of DataCash Group plc).

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Revenue arrangements with multiple deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company will adopt the revised accounting standard effective January 1, 2011 via prospective adoption. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

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

Note 2. Acquisition of DataCash Group plc

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc (“DataCash”), a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of approximately 334 million U.K. pound sterling, or $526 million.

DataCash provides e-commerce merchants with the ability to process secure payments across the world. DataCash develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels. DataCash also has a fraud solutions and technology platform. MasterCard believes the acquisition of DataCash will create a long-term growth platform in the e-commerce category while enhancing existing MasterCard payment products and expanding its global presence in the internet gateway business.

        As of September 30, 2010, the Company had designated approximately 334 million U.K. pound sterling, or $527 million for the acquisition of DataCash. The cash was classified as restricted cash on the Company’s balance

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

sheet to represent management’s intended use of those funds. However, the Company remained in control of the funds with the ability to access and use them without legal restriction.

MasterCard had exposure to foreign exchange rate fluctuations related to the DataCash acquisition price. As a result, the Company purchased foreign currency option contracts to limit the risk. See Note 20 (Foreign Exchange Risk Management) for further details.

The DataCash transaction closed on October 22, 2010 and the purchase accounting will be completed in the fourth quarter of 2010. Accordingly, the Company has not yet allocated the purchase price to the assets and liabilities acquired with its purchase of DataCash.

Note 3. Earnings Per Share

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

The components of basic and diluted EPS for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except per share data)
Numerator:
Net income attributable to MasterCard	$518	$452	$1,431	$1,169
Less: Net income allocated to Unvested Units	—	2	2	8

Net income attributable to MasterCard allocated to common shares	$518	$450	$1,429	$1,161

Denominator:
Basic EPS weighted average shares outstanding	131	130	131	130
Dilutive stock options and stock units	—	—	—	—

Diluted EPS weighted average shares outstanding	131	130	131	130

Earnings per Share
Total Basic	$3.96	$3.46	$10.93	$8.95

Total Diluted	$3.94	$3.45	$10.89	$8.92

The calculation of diluted EPS for the three and nine month periods ended September 30, 2010 and 2009 excluded the following share-based payment awards because the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Stock options	210	187	204	317
Restricted stock units	2	22	2	22

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the nine month periods ended September 30:

	2010	2009
	(In millions)
Dividend declared but not yet paid	$20	$20
Municipal bonds cancelled	—	154
Revenue bonds received	—	(154)
Assets recorded pursuant to capital leases	(2)	(154)
Capital lease obligation	2	154
Fair value of assets acquired, net of original investment, cash paid and cash acquired	—	17
Fair value of liabilities assumed related to investments in affiliates	—	15 [1]
Fair value of non-controlling interest acquired	—	8

[1]	Included $9 million to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.

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

Note 5. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of September 30, 2010 and December 31, 2009 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In millions)
Municipal bonds [1]	$—	$520	$—	$520
Taxable short-term bond funds	316	—	—	316
Auction rate securities	—	—	118	118
Foreign currency forward and option contracts	—	(3)	—	(3)

Total	$316	$517	$118	$951

	December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In millions)
Municipal bonds [1]	$—	$514	$—	$514
Taxable short-term bond funds	310	—	—	310
Auction rate securities	—	—	180	180
Foreign currency forward and option contracts	—	(1)	—	(1)

Total	$310	$513	$180	$1,003

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

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company uses the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 15% discount to the par value as of September 30, 2010 and December 31, 2009. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The Company’s foreign currency forward and option contracts have been classified within Level 2 of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 20 (Foreign Exchange Risk Management) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Financial Instruments – Non-Recurring Measurements

Certain financial instruments are carried on the consolidated balance sheets at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

Investment Securities Held-to-Maturity

The Company utilizes quoted prices for similar securities from active markets to estimate the fair value of its held-to-maturity securities. See Note 6 (Investment Securities) for fair value disclosure.

Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of September 30, 2010 and December 31, 2009, the carrying value on the consolidated balance sheet totaled $21 million and $22 million, respectively, and approximated fair value. As of September 30, 2010, the carrying value of the current portion of the Company’s debt is included in other current liabilities on the consolidated balance sheets.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At September 30, 2010 and December 31, 2009, the carrying value on the consolidated balance sheets totaled $444 million and $870 million and the fair value totaled $453 million and $895 million, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 16 (Obligations Under Litigation Settlements).

Settlement Guarantee Liabilities

The Company estimates the fair value of its settlement guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. The carrying value and estimated fair value of settlement guarantee liabilities were de minimis as of September 30, 2010 and December 31, 2009. For additional information regarding the Company’s settlement guarantee liabilities, see Note 19 (Settlement and Travelers Cheque Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 4 (Non-Cash Investing and Financing Activities) for further details.

Nonmarketable Equity Investments

The Company has nonmarketable equity investments recorded under cost or the equity method of accounting. These investments are not measured at fair value on an ongoing basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Inputs to measure these investments are based on management’s judgment using internal and external data; accordingly, these fair value determinations are classified in Level 3 of the Valuation Hierarchy. The carrying value and estimated fair value of the Company’s nonmarketable equity investments recorded under the cost method of accounting were de minimis as of September 30, 2010 and December 31, 2009.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Note 6. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major categories of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income, and their respective cost basis and fair values as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(In millions)
Municipal bonds	$497	$23	$—	$520
Taxable short-term bond funds	309	7	—	316
Auction rate securities	139	—	(21)	118

Total	$945	$30	$(21)	$954

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(In millions)
Municipal bonds	$492	$22	$—	$514
Taxable short-term bond funds	306	4	—	310
Auction rate securities	212	—	(32)	180

Total	$1,010	$26	$(32)	$1,004

[1]	The unrealized losses have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

The municipal bond portfolio is comprised of tax exempt bonds and is diversified across states and sectors. The portfolio has an average credit quality of double-A.

The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed securities and asset-backed securities.

The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days. The securities are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of September 30, 2010, the ARS market remained illiquid but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three and nine months ended September 30, 2010, the Company did not sell any ARS in the auction market but there were some calls at par.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2010 to September 30, 2010.

Significant Unobservable Inputs (Level 3)
(In millions)
Fair value, January 1, 2010	$180
Calls, at par	(73)
Recovery of unrealized losses due to issuer calls	11

Fair value, September 30, 2010	$118

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of September 30, 2010, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 15% discount to the par value of the ARS portfolio at September 30, 2010 and December 31, 2009. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $21 million and $32 million as of September 30, 2010 and December 31, 2009, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $8 million and $23 million as of September 30, 2010 and December 31, 2009, respectively.

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of September 30, 2010, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The bond relates to the Company’s back-up processing center in Kansas City, Missouri. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	September 30, 2010	December 31, 2009
	(In millions)
Carrying value	$337	$338
Gross unrecorded gains	3	2

Fair value	$340	$340

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2010 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(In millions)
Due within 1 year	$47	$48	$301	$301
Due after 1 year through 5 years	359	377	36	39
Due after 5 years through 10 years	95	99	—	—
Due after 10 years	135	114	—	—
No contractual maturity	309	316	—	—

Total	$945	$954	$337	$340

All the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of September 30, 2010:

	Par Amount	% of Total
	(In millions)
Due within 10 years	$4	3%
Due year 11 through year 20	23	17%
Due year 21 through year 30	75	54%
Due after year 30	37	26%

Total	$139	100%

Investment Income:

Investment income was $11 million in each of the three month periods ended September 30, 2010 and 2009. Investment income was $34 million and $42 million for the nine months ended September 30, 2010 and 2009, respectively. It primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

Note 7. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$530	$445
Advertising	49	56
Income taxes	31	93
Data processing	36	29
Other	34	18

Total prepaid expenses	680	641
Prepaid expenses, current	(305)	(313)

Prepaid expenses, long-term	$375	$328

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 8. Other Assets

Other assets consisted of the following:

	September 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$132	$216
Nonmarketable equity investments	47	35
Cash surrender value of keyman life insurance	23	23
Other	43	36

Total other assets	245	310
Other assets, current	(85)	(126)

Other assets, long-term	$160	$184

Certain customer and merchant business agreements provided incentives upon entering into the agreement. As of September 30, 2010 and December 31, 2009, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(In millions)
Property, plant and equipment	$775	$753
Less accumulated depreciation and amortization	(342)	(304)

Property, plant and equipment, net	$433	$449

As of September 30, 2010 and December 31, 2009, capital leases, excluding the Winghaven facility, of $13 million and $14 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $6 million as of September 30, 2010 and December 31, 2009. The Winghaven facility is discussed further in Note 4 (Non-Cash Investing and Financing Activities).

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $18 million and $19 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $51 million and $55 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 10. Goodwill

Goodwill was $297 million and $309 million as of September 30, 2010 and December 31, 2009, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2010 was due to foreign currency translation.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
	(In millions)
Customer and merchant incentives	$630	$598
Personnel costs	235	367
Advertising	91	131
Income taxes	73	32
Other	93	97

Total accrued expenses	$1,122	$1,225

Note 12. Pension and Postretirement Plans

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. In September 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit beginning January 1, 2013. Plan participants will continue to earn interest credits. As a result of the amendment, the Company recognized a curtailment gain of $6 million in the third quarter of 2010. A remeasurement of Qualified Plan assets and liabilities resulted in the Company reducing its pension liability by approximately $14 million at September 30, 2010. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.

Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. During the three months ended September 30, 2009, the Non-qualified Plan settled certain liabilities with respect to plan participants. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$4	$4	$12	$13
Interest cost	3	3	10	10
Expected return on plan assets	(4)	(3)	(13)	(9)
Curtailment gain	(6)	—	(6)	—
Settlement gain	—	(1)	—	(1)
Amortization:
Actuarial loss	1	3	3	7
Prior service credit	(1)	(1)	(2)	(2)

Net periodic pension cost (benefit)	$(3)	$5	$4	$18

The reduction in net periodic pension costs for the three and nine months ended September 30, 2010 versus the same periods in 2009 was primarily a result of voluntary Company contributions, favorable investment returns achieved during 2009 and the recognition of the curtailment gain in 2010.

The Company did not make any voluntary contributions to the Qualified Plan during the three month periods ended September 30, 2010 and 2009. The Company made voluntary contributions totaling $20 million and $31 million to the Qualified Plan during the nine month periods ended September 30, 2010 and 2009, respectively. The Company does not anticipate making any further contributions to the Qualified Plan during the remainder of 2010.

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

postretirement benefit cost was $1 million for each of the three month periods ended September 30, 2010 and 2009. Net periodic postretirement benefit cost was $3 million and $4 million for the nine month periods ended September 30, 2010 and 2009, respectively. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost. The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

Note 13. Share Based Payment and Other Benefits

On March 1, 2010, the Company granted approximately 150 thousand restricted stock units, 169 thousand stock options and 42 thousand performance units under the MasterCard Incorporated 2006 Long-Term Incentive Plan (“LTIP”). The fair value of the restricted stock units and performance units, based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on March 1, 2010, was $232.74. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $84.79. Vesting of the shares underlying the restricted stock units and performance units will occur on February 28, 2013. The stock options vest in four equal annual installments beginning on March 1, 2011, and have a term of ten years. The Company also makes certain off-cycle grants throughout the year. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

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

Following the June 1, 2010 conversion event, shares of the Company’s Class A common stock and Class B common stock represented approximately 90.4% and 9.6%, respectively, of the aggregate outstanding shares of the Class A common stock and Class B common stock. This level of Class B ownership represented the first time the outstanding shares of the Class B common stock represented less than 15% of the aggregate outstanding shares of the Class A common stock and Class B common stock. Accordingly, pursuant to the Company’s amended and restated certificate of incorporation in effect at that time, all outstanding shares of the Company’s Class M common stock were automatically transferred to the Company and retired, and are no longer available for issue or reissue. Additionally, the Company no longer has authority to issue additional shares of Class M common stock. Although the Class M common stock was generally non-voting, the holders of Class M common stock had (prior to the retirement of such class) the right to elect up to three of the Company’s directors (but not more than one-quarter of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

all directors) and approve specified significant corporate actions under the Company’s certificate of incorporation. The retirement of the Class M common stock had no effect on the Company’s financial position or basic or diluted EPS. As of September 30, 2010, 8,499,290 shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 6.5% of aggregate shares outstanding).

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during September 2010.

Note 15. Commitments

In addition to the $527 million commitment to purchase DataCash at September 30, 2010, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(In millions)
Remainder of 2010	$208	$1	$6	$201
2011	211	6	24	181
2012	159	4	20	135
2013	81	37	11	33
2014	19	—	8	11
Thereafter	25	—	23	2

Total	$703	$48	$92	$563

[1]	Excludes non-cash transactions relating to the Company’s Winghaven facility. See Note 4 (Non-Cash Investing and Financing Activities) for more information.

Included in the table above are capital leases with imputed interest expense of $6 million and a net present value of minimum lease payments of $42 million. In addition, at September 30, 2010, $52 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $7 million and $11 million for the three months ended September 30, 2010 and 2009, respectively. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $20 million and $33 million for the nine months ended September 30, 2010 and 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2 million and $3 million for the three months ended September 30, 2010 and 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $6 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.75% discount rate, or $1.649 billion in the quarter ended June 30, 2008 with respect to the American Express Settlement.

Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2009, as follows:

(In millions)
Balance as of December 31, 2009	$870
Interest accretion on American Express Settlement	29
Payments on American Express Settlement	(450)
Other payments, accruals and accretion, net	(5)

Balance as of September 30, 2010	$444

See Note 18 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 17. Income Taxes

The effective income tax rates were 32.3% and 32.9% for the three months ended September 30, 2010 and 2009, respectively, and 34.2% and 33.6% for the nine months ended September 30, 2010 and 2009, respectively. The rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2009 due primarily to benefits recognized during the quarter with regard to a repatriation from a foreign subsidiary and a lower state tax rate, partially offset by the impact of discrete adjustments in each of the three month periods ended September 30, 2009 and 2010.

The rate for the nine months ended September 30, 2010 was higher than the rate for the nine months ended September 30, 2009 due primarily to the impact of discrete adjustments in each of the nine month periods ended September 30, 2009 and 2010, partially offset by benefits recognized with regard to a repatriation from a foreign subsidiary and a lower state tax rate.

Note 18. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. While these types of contingencies are generally resolved over long periods of time, the probability of loss or an estimation of damages can change due to discrete or a combination of developments, which could result in a material adverse effect on our results of operations, cash flows or financial condition. Except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the litigations and regulatory proceedings described below, it could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

In October 2001, District Court Judge Barbara Jones issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard’s CPP and the Visa bylaw constituted unlawful restraints of trade under the federal antitrust laws. In November 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The Second Circuit upheld the final judgment and the Supreme Court denied certiorari.

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated U.S. federal antitrust laws. In June 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008. See Note 17 (Obligations under Litigation Settlements) for additional discussion. In October 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008.

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the district court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint in June 2006 and the parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “—U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. On August 23, 2010, the court in the California consumer actions executed an order granting final approval to the settlement. The plaintiff from the Attridge action and three other objectors have filed a notice that they intend to appeal the settlement approval order. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

Currency Conversion Litigations

MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int’l Corp., et al. (the “Schwartz action”), was brought in the Superior Court of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

California in February 2000, purportedly on behalf of the general public. MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Citicorp Diners Club Inc. are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 (the “MDL action”) before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York.

In July 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid approximately $72 million to be used for the defendants’ settlement fund to settle the MDL action and approximately $13 million to settle the Schwartz matter. In November 2006, Judge Pauley granted preliminary approval of the settlement agreements, which were subject to both final approval by Judge Pauley and resolution of all appeals. Subsequently in November 2006, the plaintiff in one of the New York state court cases appealed the preliminary approval of the settlement agreement to the U.S. Court of Appeals for the Second Circuit. In November 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements, and subsequently the same plaintiff in the New York state cases filed notice of appeal of final settlement approval in the MDL action. Within the time period for appeal in the MDL action, twelve other such notices of appeal were filed. Subsequently, several plaintiffs have requested to withdraw their appeals. Briefing on the remaining appeals is ongoing. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of approximately $4 million, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. At this time, it is not possible to predict with certainty the ultimate resolution of these matters.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard’s “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In June 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved in December 2003. In January 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement thus making it final. In July 2009, MasterCard International entered into an agreement with the plaintiffs to prepay MasterCard International’s remaining payment obligations under the settlement agreement at a discount. In August 2009, the court entered a final order approving the prepayment agreement. The agreement became final pursuant to its terms In September 2009 as there were no appeals of the court’s approval, and the prepayment was subsequently made in September 2009.

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. On June 9, 2010, the court issued an order granting MasterCard’s motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. On August 23, 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors have filed a notice that they intend to appeal the settlement approval order.

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

United States. In June 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority of which are styled as class actions, although a few complaints are on behalf of individual plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. In October 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. In April 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (1) that MasterCard’s and Visa’s setting of interchange fees (for both credit and off-line debit transactions) violates Section 1 of the Sherman Act; (2) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (3) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (4) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys’ fees and injunctive relief. In June 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. In January 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. In May 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Briefs have been submitted on plaintiffs’ motion for class certification. The court heard oral argument on the plaintiffs’ class certification motion in November 2009. The parties are awaiting a decision on the motion.

In January 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network’s initial public offering. In March 2009, MasterCard and the other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court heard oral argument on the motion in November 2009. The parties are awaiting decisions on the motions.

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 countering the plaintiffs’ assertions of liability and damages. Briefing on dispositive motions, including summary judgment motions, is currently scheduled to be completed in May 2011. No trial date has been scheduled. The parties have also entered into court-recommended mediation.

In October 2008, the Antitrust Division of the DOJ issued a civil investigative demand to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant point of acceptance rules. Subsequently, MasterCard received requests for similar information from ten State Attorneys General. On October 1, 2010, MasterCard, the DOJ and seven of the State Attorneys General executed a stipulation and proposed final judgment, subject to court review and approval, pursuant to which MasterCard agreed to make certain modifications to its rules to conform to MasterCard’s existing business practices, and therefore to specify, among other things, the ways in which merchants may steer customers to preferred payment forms. The proposed settlement would resolve the DOJ’s investigation, and all ten State Attorneys General have closed their investigations of MasterCard.

European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees. In June 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In November 2006, the European Commission held hearings on MasterCard Europe’s cross-border default interchange fees. In March 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the IPO on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The European Commission announced its decision in December 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision applies to MasterCard’s MIF for cross-border consumer card payments and to any domestic consumer card transactions that default to MasterCard’s MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.5 million U.S. per day) in the event that MasterCard fails to comply. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.

The December 2007 decision against MasterCard permits MasterCard to establish other default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission’s satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. In March 2008, MasterCard entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, in April 2008, the European Commission informed MasterCard that it had rejected such request. In June 2008, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response in November 2008.

In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 2007 or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard’s undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard’s application for annulment of the European Commission’s December 2007 decision.

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the December 2007 decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe’s operations, the December 2007 decision could also significantly impact MasterCard International’s European customers’ and MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Europe’s business. The European Commission decision could also lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or, in certain jurisdictions, regulation. In addition, the European Commission’s decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its application for annulment of the decision, could result in MasterCard owing substantial damages.

United Kingdom Office of Fair Trading. In September 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard default interchange fees and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the interchange fees and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd.) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. default interchange fees and MSF infringed U.K. competition law and did not qualify for an exemption in their present forms. In February 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. interchange fees (but not the MSF) under the Competition Act. In November 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the interchange fees infringed U.K. and European Union competition law.

Subsequently in November 2004, MasterCard’s board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard interchange fees and MSFs and conferring such authority on MasterCard’s President and Chief Executive Officer.

In September 2005, the OFT issued its decision, concluding that MasterCard’s U.K. interchange fees that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. MMF and MasterCard appealed the OFT’s decision to the U.K. Competition Appeals Tribunal. In June 2006, the U.K. Competition Appeals Tribunal set aside the OFT’s decision, following the OFT’s request to the Tribunal to withdraw the decision and end its case against MasterCard’s U.K. default interchange fees in place prior to November 18, 2004.

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced in February 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. The OFT has informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard’s appeal of the December 2007 decision of the European Commission. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s licensed financial institutions. As part of this decision, the PCA also decided that MasterCard had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. In November 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the court of first instance’s decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. On April 22, 2010, the court of appeals issued an oral

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

decision (followed by a written decision on May 25, 2010) in which it reinstated MasterCard’s appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary. In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. In July 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held in September 2009. Subsequently in September 2009, the HCA ruled that MasterCard’s historic interchange fees violated the law and fined MasterCard Europe approximately $3 million, which was paid during the fourth quarter of 2009. In December 2009, the HCA issued its formal decision and MasterCard appealed the decision to the Hungarian courts. On September 24, 2010, the HCA filed its reply to MasterCard’s appeal, while MasterCard filed its response in October 2010. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy. In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard has appealed). On May 28, 2010, the ICA issued a Statement of Objections to MasterCard and the banks. In October 2010, MasterCard responded to the Statement of Objections, subsequent to which an oral hearing was held. The ICA is expected to issue its decision in November 2010. Although MasterCard believes it has strong legal defenses to the Statement of Objections, it expects the decision to be negative and a fine to be assessed. Because the amount of the fine is dependent upon a number of factors, the Company cannot estimate the fine. MasterCard would have the right, and would expect, to appeal any negative decision. If not reversed on appeal, a negative decision could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

Switzerland. On July 2, 2010, MasterCard received a notice from the Swiss Competition Authority (“WEKO”) that, based upon complaints, WEKO had opened an investigation of MasterCard’s domestic debit acquirer fees to determine whether to order MasterCard to discontinue charging the fees. In July 2010, MasterCard responded to the notice and filed additional comments. On September 1, 2010, the WEKO issued a decision in which it rejected the complaints and declined to open proceedings on the matter.

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard’s. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, in September 2008, the RBA released its final conclusions. These indicated that the RBA was willing to withdraw its regulations if MasterCard and Visa made certain undertakings regarding the future levels of their respective credit card interchange fees and other practices, including their “honor all cards” rules. If the undertakings were not made, the RBA said it would consider imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa in Australia. In August 2009, the RBA announced that it had decided not to withdraw its regulations and that it would maintain them in their current form pending further consideration of the regulations. MasterCard plans to continue discussions with the RBA as to the nature of the undertakings that MasterCard may be willing to provide. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems or, in the case of the undertakings, possibly increase MasterCard’s legal exposure under Australian competition laws, which could have a significant adverse impact on MasterCard’s business in Australia.

South Africa. In August 2006, the South Africa Competition Commission created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

participated, in June 2008, the Enquiry published an Executive Summary of its findings. The Enquiry’s full report was made public in December 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. Following the issuance of the Enquiry’s report, the South African Reserve Bank (“SARB”), the South African Treasury and the South African Competition Commission informed MasterCard that they were actively considering what, if any, action they would take in response to the Enquiry’s recommendations. In September 2010, the SARB informed MasterCard that it intended to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa, including MasterCard’s. Such an interchange structure, if adopted, could have a significant adverse impact on the revenues of MasterCard’s South African customers and on MasterCard’s overall business in South Africa.

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office (“FCO”) in Germany concerning MasterCard’s domestic default interchange fees. The complaint alleges that MasterCard’s German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs”. In December 2009, the FCO sent MasterCard a questionnaire concerning its domestic interchange fees.

In July 2009, the Canadian Competition Bureau (the “CCB”) informed MasterCard that it intends to review MasterCard’s interchange fees and related rules, such as the “honor all cards” and “no surcharge” rules. On August 4, 2010, the CCB sent MasterCard an informal information request in connection with its investigation. MasterCard and the CCB continue to have discussions concerning the manner in which MasterCard might address the CCB’s concerns.

On June 5, 2010, the Ukrainian Competition Authority (the “UCA”) issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association. MasterCard is cooperating with the UCA’s investigation.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	September 30, 2010	December 31, 2009
	(In millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$28,019	$26,373
Collateral held for Settlement Exposure	(3,120)	(2,759)

Net uncollateralized Settlement Exposure	$24,899	$23,614

Uncollateralized Settlement Exposure attributable to non-compliant members	$88	$211

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,817	$3,433

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 38% and 40% at September 30, 2010 and December 31, 2009, respectively. With the exception of Brazil, which was 13% at September 30, 2010, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either September 30, 2010 or December 31, 2009. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 41% and 56% at September 30, 2010 and December 31, 2009, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term and amount of the guarantee are unlimited. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $350 million and $401 million at September 30, 2010 and December 31, 2009, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $269 million and $313 million at September 30, 2010 and December 31, 2009, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $14 million as of September 30, 2010 and December 31, 2009 from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

MasterCard purchased U.K. pound sterling option contracts to limit the foreign exchange risk related to the DataCash acquisition. The notional values of the options at September 30, 2010 are included in the table below. The Company completed its acquisition of DataCash on October 22, 2010. See Note 2 (Acquisition of DataCash Group plc) for further details.

The Company does not designate foreign currency forward contracts and foreign currency option contracts as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2010, all foreign currency forward contracts and foreign currency option contracts had been entered into with customers of the Company. MasterCard’s outstanding contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	September 30, 2010		December 31, 2009
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(In millions)
Commitments to purchase foreign currency	$18	$—	$38	$—
Commitments to sell foreign currency	139	(2)	50	(1)
Balance Sheet Location:
Accounts Receivable		$—		$1
Other Current Liabilities		(2)		(2)

Euro Functional Currency

	September 30, 2010		December 31, 2009
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(In millions)
Commitments to purchase foreign currency	$3	$—	$16	$—
Commitments to sell foreign currency	20	(2)	45	—
Options to purchase foreign currency	544	1	—	—
Balance Sheet Location:
Accounts Receivable		$—		$—
Other Current Assets		1		—
Other Current Liabilities		(2)		—

	Amount and Location of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Derivatives Not Designated As Hedging Instruments
Foreign Currency Forward and Option Contracts
General and administrative	$(7)	$7	$(16)	$(15)
Revenues	—	(5)	(1)	(1)

Total	$(7)	$2	$(17)	$(16)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, Mexican peso and U.K. pound sterling. The fair value of the foreign currency forward contracts and foreign currency option contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts and foreign currency option contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2010 and December 31, 2009.

Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

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

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believe,” “expect,” “could,” “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the future prospects, developments and business strategies of the Company and include, without limitation, statements related to: the continuation of economic recovery in the Company’s Asia/Pacific and Latin America regions; the Company’s ability to utilize DataCash (as described below) to provide a long-term growth platform in e-commerce, enhance existing payment products and expand the Company’s gateway presence; any potential opportunities both for the continued growth of the business and as a result of regulations to be promulgated under the Financial Reform Act (as described below); the Company having sufficient liquidity; the manner, timing and amount of purchases by the Company pursuant to its share repurchase program, dependent upon legal requirements, price and economic and market conditions; and the Company’s belief in the continuing trend from paper-based forms of payment toward electronic forms of payment and its ability to drive growth by: further penetrating its existing customer base and by expanding its role in targeted geographies and higher-growth segments of the global payments industry, pursuing incremental payment processing opportunities throughout the world, enhancing its relationships with merchants, continuing to develop e-commerce capabilities, building and commercializing payment innovations, expanding points of acceptance for its brands, seeking to maintain unsurpassed acceptance and continuing to invest in its brands, increasing its volume of business with customers over time and increasing global MasterCard brand awareness preference and usage through integrated advertising, sponsorships and related activity on a global scale. Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Reference should be made to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and an update to the risk factors in Part II, Item 1A – Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a complete discussion of these risk factors. Forward-looking statements speak only as of the date of this Report or as of the date they were made. The Company disclaims any responsibility or intention to update the current expectations or forward-looking statements contained in this Report.

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

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc (“DataCash”), a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of approximately 334 million U.K. pound sterling, or $526 million.

DataCash provides e-commerce merchants with the ability to process secure payments across the world. DataCash develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels. DataCash also has a fraud solutions and technology platform. MasterCard believes the acquisition of DataCash will create a long-term growth platform in the e-commerce category while enhancing existing MasterCard payment products and expanding its global presence in the internet gateway business.

Our net income was $518 million, or $3.94 per diluted share, and $1,431 million, or $10.89 per diluted share, for the three and nine months ended September 30, 2010, respectively, versus net income of $452 million, or $3.45 per diluted share, and $1,169 million, or $8.92 per diluted share, for the three and nine months ended September 30, 2009. As of September 30, 2010, our liquidity and capital positions remained strong, with $3.3 billion in cash and cash equivalents and current available-for-sale securities and $4.9 billion in equity. In addition, during the nine months ended September 30, 2010, we generated cash flows from operations of $1 billion.

Our net revenues increased 4.7% and 7.9% for the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009. The net foreign currency impact of the euro and Brazilian real unfavorably impacted net revenue growth by 2.6 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2010, respectively.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, may impact our ability to grow our revenues. Our revenues are primarily based on volumes and transactions. In the three and nine months ended September 30, 2010, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three and nine months ended September 30, 2009. Our volumes are impacted by the number of transactions and the amount of each transaction. During the three and nine months ended September 30, 2010, our volumes increased 8.5% on a local currency basis and our processed transactions increased 0.6% and 1.7%, respectively. This compares to an increase in volumes of 0.6% and 0.1% on a local currency basis and increased processed transactions of 7.6% and 7.0% during the three and nine months ended September 30, 2009, respectively. Our growth in processed transactions in 2010 was lower than in 2009 due to debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenues to a lesser extent than the percentage decrease in the number of transactions due to the pricing of those products and portfolios. In addition, during the three and nine months ended September 30, 2010, net pricing actions contributed approximately 7 and 6 percentage points, respectively, to our net revenue growth. These net pricing actions included price increases during 2009 and 2010, which were partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission. The repeal did not impact the three months ended September 30, 2010 and had an approximate 2 percentage point impact on the nine months ended September 30, 2010.

Overall, revenue growth was moderated by an increase in rebates and incentives relating to higher cross-border rebates to encourage certain behaviors of customers, new and renewed customer agreements and increased volumes. Rebates and incentives as a percentage of gross revenues were 26.8% and 25.8% for the three and nine months ended September 30, 2010, respectively, versus 21.0% and 21.6%, respectively, for the comparable periods in 2009.

Our operating expenses decreased 4.1% and 4.5% for the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009 due to lower general and administrative expenses. The impact of foreign currency favorably impacted expenses by approximately 1.5 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010. The decline was primarily due to lower personnel expenses as a result of a realignment of resources in 2009 and decreased benefit plan costs.

Our ratios of operating income as a percentage of net revenues, or operating margins, were 53.6% and 53.2% in the three and nine months ended September 30, 2010, respectively, versus 49.4% and 47.2%, respectively, in the comparable periods in 2009.

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

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. The United States is our largest geographic market based on revenues. Net revenue generated in the United States was approximately 41.1% and 41.8% of total revenues in the three and nine months ended September 30, 2010, respectively, versus 42.4% and 43.4%, respectively, in the comparable periods in 2009. No individual country, other than the United States, generated more than 10% of total revenues in the three or nine months ended September 30, 2010 or 2009, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

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

•

Government intervention, including the effect of laws, regulations and/or government investments in our customers, may have potential negative effects on our business with customers or otherwise alter their strategic direction away from our products.

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

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For example, see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for further discussion. In particular, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). See Part II, Item 1A (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for further discussion, including with respect to: (1) regulation providing for limitations on debit and prepaid “interchange transaction fees”, (2) the creation of the Bureau of Consumer Financial Protection and other regulatory bodies, with an ability to regulate consumer financial products and potentially broader aspects of payment card network operations (e.g., the ability to deem MasterCard “systemically important”) and (3) regulation prohibiting exclusive network arrangements and routing restrictions. As the Federal Reserve prepares the details to be included in its final regulations under the Financial Reform Act as to debit and prepaid interchange transaction fees and exclusivity, the Company is assessing the challenges, as well as any potential opportunities, that such regulations would present for its business.

MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia/Pacific and Latin American regions, we have now experienced several quarters of significant increases in dollar volume of activity on cards carrying our brands in those regions while in the U.S. we have observed mixed economic indicators, including retail spending and unemployment rates. Notwithstanding some encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

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

Financial Results

Our operating results for the three and nine months ended September 30, 2010 and 2009, were as follows:

	For the Three Months Ended September 30,		Percent Increase (Decrease) 2010 vs. 2009	For the Nine Months Ended September 30,		Percent Increase (Decrease) 2010 vs. 2009
	2010	2009		2010	2009
	(In millions, except per share, percentages and GDV amounts)
Revenues, net	$1,428	$1,364	4.7%	$4,101	$3,800	7.9%
Operating Expenses:
General and administrative	443	475	(6.7)%	1,334	1,428	(6.7)%
Advertising and marketing	182	174	4.7%	477	470	1.5%
Litigation settlements	1	6	(84.0)%	1	7	(79.2)%
Depreciation and amortization	36	36	1.6%	106	103	3.3%

Total operating expenses	662	691	(4.1)%	1,918	2,008	(4.5)%

Operating income	766	673	13.6%	2,183	1,792	21.8%
Total other income (expense)	1	—	*	(8)	(32)	(74.3)%

Income before income taxes	767	673	13.8%	2,175	1,760	23.6%
Income tax expense	248	221	12.1%	743	591	25.6%

Net income	519	452	14.7%	1,432	1,169	22.6%
Income attributable to non-controlling interests	(1)	—	*	(1)	—	*

Net Income Attributable to MasterCard	$518	$452	14.6%	$1,431	$1,169	22.5%

Basic Earnings per Share	$3.96	$3.46	14.5%	$10.93	$8.95	22.1%
Basic Weighted Average Shares Outstanding	131	130	0.7%	131	130	0.7%
Diluted Earnings per Share	$3.94	$3.45	14.2%	$10.89	$8.92	22.1%
Diluted Weighted Average Shares Outstanding	131	130	0.7%	131	130	0.8%
Effective Income Tax Rate	32.3%	32.9%	*	34.2%	33.6%	*
Gross Dollar Volume ("GDV") on a U.S. dollar Converted Basis (in billions)	$685	$636	7.8%	$1,974	$1,784	10.6%
Processed transactions	5,822	5,785	0.6%	16,818	16,540	1.7%

*	Not meaningful.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and nine months ended September 30, 2010, the U.S. dollar strengthened against the euro and weakened against the Brazilian real, as compared to the comparable periods in 2009. However, the strengthening of the U.S. dollar against the euro was more significant during the three months ended September 30, 2010 as compared to the nine months ended September 30, 2010. Accordingly, during the three and nine months ended September 30, 2010, the net foreign currency impact of the euro and Brazilian real unfavorably impacted net revenue growth by 2.6 percentage points and 0.5 percentage points, respectively. Operating expenses were favorably impacted by 1.5 percentage points and had a minimal impact on the three and nine months ended September 30, 2010, respectively.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV on a U.S. dollar-converted basis is compared to GDV on a local currency basis. In the three and nine months ended September 30, 2010, GDV increased 7.8% and 10.6%, respectively, when measured on a U.S. dollar converted basis and increased 8.5% in both periods when measured on a local currency basis, versus the comparable periods in 2009.

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

•

Fraud products and services are used to prevent or detect fraudulent transactions. This includes warning bulletin fees which are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

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

Revenue Analysis

Gross revenues increased $223 million and $682 million, or 12.9% and 14.1%, in the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009, primarily due to increased dollar volume of activity on cards carrying our brands, higher pricing and increased transactions. Rebates and incentives as a percentage of gross revenues were 26.8% and 25.8% for three and nine months ended September 30, 2010, respectively, versus 21.0% and 21.6% for the comparable periods in 2009. Our net revenues increased 4.7% and 7.9% in the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009. The net foreign currency impact of the euro and Brazilian real unfavorably impacted net revenue growth by 2.6 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2010, respectively.

Pricing changes increased net revenues by approximately 7 and 6 percentage points during the three and nine months ended September 30, 2010, respectively. These net pricing changes included price increases during 2009 and 2010, which were partially offset by an approximate 4 percentage point increase in cross-border rebates. The October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission did not impact the three months ended September 30, 2010 and had an approximate 2 percentage point decrease on the nine months ended September 30, 2010. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 for more information.

The structure for our acquirer revenues from cross-border transactions will be simplified in the fourth quarter of 2010. Pursuant to the existing structure, MasterCard charges a cross-border volume fee but provides a rebate if MasterCard is allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross border volume fee charged will be lower and no rebate will be provided. This prospective change will have no impact to net revenues.

The significant components of our net revenues were as follows for the three and nine months ended September 30:

	For the Three Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	For the Nine Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Domestic assessments	$672	$603	$69	11.4%	$1,909	$1,742	$167	9.6%
Cross-border volume fees	541	386	155	40.2%	1,455	1,055	400	37.9%
Transaction processing fees	550	546	4	0.6%	1,592	1,485	107	7.1%
Other revenues	187	192	(5)	(2.4)%	570	562	8	1.6%

Gross revenues	1,950	1,727	223	12.9%	5,526	4,844	682	14.1%
Rebates and incentives (contra-revenues)	(522)	(363)	(159)	43.7%	(1,425)	(1,044)	(381)	36.5%

Net revenues	$1,428	$1,364	$64	4.7%	$4,101	$3,800	$301	7.9%

Domestic assessments – The increase in domestic assessments of 11.4% and 9.6% in the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•

GDV increased 8.5% during the three and nine months ended September 30, 2010 when measured in local currency terms, and increased 7.8% and 10.6%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2009.

•

The net impact of pricing changes increased domestic assessments growth by approximately 7 percentage points and 3 percentage points in the three and nine months ended September 30, 2010, respectively. The pricing changes include 2009 and 2010 price increases. The October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission did not impact the growth in the three months ended September 30, 2010 and had an approximate 2 percentage point decrease on the nine months ended September 30, 2010.

•

The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars unfavorably impacted revenue growth by approximately 2 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010.

Cross-border volume fees – The increase in cross-border volume fees of 40.2% and 37.9% in the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•

Pricing changes implemented in 2009 and 2010 represented approximately 28 percentage points and 24 percentage points of the increase in the three and nine months ended September 30, 2010, respectively. The structure of our October 2009 pricing change included a rebate to encourage certain behaviors of our customers and therefore a significant portion of these pricing increases were offset by an increase in rebates and incentives. The October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission did not impact the growth in the three months ended September 30, 2010 and had an approximate 3 percentage point decrease on the nine months ended September 30, 2010.

•

Cross-border volumes increased 15.4% and 13.9% in the three and nine months ended September 30, 2010, respectively, when measured in local currency terms, and 11.7% and 14.7%, respectively, when measured on a U.S. dollar-converted basis, versus the comparable periods in 2009.

•

The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars unfavorably impacted revenue growth by approximately 4 percentage points and 1 percentage point for the three and nine months ended September 30, 2010, respectively.

Transaction processing fees – The increase in transaction processing fees of 0.6% and 7.1% during the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009 was due to:

•

Pricing changes implemented in April 2009 represented approximately 4 percentage points of the increase for the nine months ended September 30, 2010, but did not impact the three months ended September 30, 2010.

•

Processed transactions increased 0.6% and 1.7% during the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, processed transactions increased 7.6% and 7.0%, respectively. Our growth in processed transactions in 2010 was lower than 2009 due to debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenues to a lesser extent than the percentage decrease in the number of transactions due to the pricing of those products and portfolios.

•

The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars unfavorably impacted revenue growth by approximately 2 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010.

•	In the three months ended September 30, 2010, we reduced our June 2010 estimate of non-recurring revenues from facilitating our issuers' compliance with U.S. internet gambling regulations.

Other revenues – The decrease of 2.4% and increase of 1.6% for the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009, was due to:

•	Lower compliance and research fees in the three months ended September 30, 2010.

•	Higher penalty fees and customer agreement termination fees in the nine months ended September 30, 2010.

•

The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars unfavorably impacted revenue growth by approximately 3 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010.

Rebates and incentives – The increase in rebates and incentives of 43.7% and 36.5% during the three and nine months ended September 30, 2010 versus the comparable periods in 2009 was due to:

•

As discussed above under “-Cross-border volume fees”, cross-border pricing actions in October 2009 included an increase to a cross-border rebate to encourage certain behaviors of our customers. The increase in this cross-border rebate contributed approximately 17 percentage points and 14 percentage points to the increase in rebates and incentives during the three and nine months ended September 30, 2010, respectively.

•

Higher rebates and incentives for certain new and renewed agreements. We intend to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

•

The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars favorably impacted rebates and incentives by approximately 2 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. In the three and nine months ended September 30, 2010, operating expenses decreased by $29 million, or 4.1%, and $90 million, or 4.5%, respectively, versus the comparable periods in 2009. These decreases were primarily due to decreased general and administrative expenses, partially offset by increased advertising. Foreign exchange favorably impacted operating expenses by 1.5 percentage points for the three months ended September 30, 2010 and had a minimal impact on the nine months ended September 30, 2010, respectively.

General and Administrative

General and administrative expenses decreased $32 million, or 6.7%, in the three months ended September 30, 2010 versus the comparable period in 2009. General and administrative expenses decreased $94 million, or 6.7%, in the nine months ended September 30, 2010 versus the comparable period in 2009. The major components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	Nine Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Personnel	$290	$340	$(50)	(14.6)%	$891	$1,015	$(124)	(12.1)%
Professional fees	54	38	16	43.2%	132	106	26	24.6%
Telecommunications	14	17	(3)	(14.6)%	43	52	(9)	(16.8)%
Data processing	23	22	1	2.5%	66	63	3	4.0%
Travel and entertainment	13	11	2	23.8%	40	30	10	32.9%
Other	49	47	2	2.0%	162	162	—	—%

General and administrative expenses	$443	$475	$(32)	(6.7)%	$1,334	$1,428	$(94)	(6.7)%

•

Personnel expense decreased for the three and nine months ended September 30, 2010 versus the comparable periods in 2009. The declines for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 were due to lower severance, salaries and benefit costs due to a realignment of resources in 2009. In 2010, personnel cost also declined due to lower compensation cost and changes to the U.S. defined benefit pension plan.

•	Professional fees increased for the three and nine months ended September 30, 2010 versus the comparable periods in 2009 due to continued investments in our business.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $8 million, or 4.7%, and $7 million, or 1.5%, for the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009.

Litigation Settlements

Litigation settlements decreased $5 million to $1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, litigation settlements decreased $6 million to $1 million.

Depreciation and Amortization

Depreciation and amortization expenses increased $3 million, or 3.3%, in the nine months ended September 30, 2010 versus the comparable period in 2009, primarily due to depreciation on the Company’s global technology and operations center, which was acquired under a capital lease arrangement in March 2009. See Note 4 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 for more information.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other income and expense, net.

	Three Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009	Nine Months Ended September 30,		Dollar Increase (Decrease) 2010 vs. 2009	Percent Increase (Decrease) 2010 vs. 2009
	2010	2009			2010	2009
	(In millions, except percentages)
Investment income	$11	$11	$—	(3.3)%	$34	$42	$(8)	(19.8)%
Interest expense	(11)	(24)	(13)	(57.6)%	(43)	(92)	(49)	(53.5)%
Other income (expense), net	1	13	(12)	(92.2)%	1	18	(17)	(95.2)%

Total other income (expense)	$1	$—	$1	*	$(8)	$(32)	$(24)	(74.3)%

*	Not meaningful.

•

Investment income decreased in the nine months ended September 30, 2010, as compared to the similar period in 2009. The decrease was primarily due to lower interest income as a result of lower interest rates partially offset by higher cash balances.

•

Interest expense decreased in the three and nine months ended September 30, 2010 as compared to the similar periods in 2009, primarily due to a decrease in interest on litigation settlements as amounts due were paid.

•

Other income (expense), net decreased for the three and nine months ended September 30, 2010 primarily due to a gain from the prepayment of the Company's remaining $400 million in merchant litigation settlement obligations at a discounted amount of $335 million during the three months ended September 30, 2009.

Income Taxes

The effective income tax rates were 32.3% and 32.9% for the three months ended September 30, 2010 and 2009, respectively, and 34.2% and 33.6% for the nine months ended September 30, 2010 and 2009, respectively. The rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2009 due primarily to benefits recognized during the quarter with regard to a repatriation from a foreign subsidiary and a lower state tax rate, partially offset by the impact of discrete adjustments in each of the three month periods ended September 30, 2009 and 2010.

The rate for the nine months ended September 30, 2010 was higher than the rate for the nine months ended September 30, 2009 due primarily to the impact of discrete adjustments in each of the nine month periods ended September 30, 2009 and 2010, partially offset by benefits recognized with regard to a repatriation from a foreign subsidiary and a lower state tax rate.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures; to make continued investments in our business and to service our obligations related to litigation settlements. At September 30, 2010 and December 31, 2009, we had $3.3 billion and $2.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Total equity was $4.9 billion and $3.5 billion as of September 30, 2010 and December 31, 2009, respectively.

In August 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash, a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of approximately 334 million U.K. pound sterling, or $526 million. As of September 30, 2010, the Company had designated approximately 334 million U.K. pound sterling or $527 million for the acquisition of DataCash. The cash was classified as restricted cash on the Company's balance sheet to represent management's intended use of those funds. However, the Company remained in control of the funds with the ability to access and use them without legal restriction.

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during September 2010. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.

We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A (Risk Factors) in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and an update to the risk factors in Part II Item 1A – Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. See also Notes 16 (Obligations Under Litigation Settlements) and 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and “-Business Environment” for more information.

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,027	$1,094
Net cash used in investing activities	(583)	(140)
Net cash provided by (used in) financing activities	36	(175)

	September 30, 2010	December 31, 2009
	(in millions)
Balance Sheet Data:
Current assets	$6,233	$5,003
Current liabilities	2,832	3,167
Long-term liabilities	483	791
Equity	4,851	3,512

Net cash provided by operating activities for the nine months ended September 30, 2010 was $1 billion versus $1.1 billion for the comparable period in 2009. Net cash from operations for the nine months ended September 30, 2010 was primarily due to operating income partially offset by litigation settlement payments and the effect of stock units withheld for taxes. Net cash provided by operating activities for the nine months ended September 30, 2009 was primarily due to operating income and the collection of accounts receivable and income taxes receivable, partially offset by litigation settlement payments.

Net cash used in investing activities for the nine months ended September 30, 2010 primarily related to the designation of $527 million as restricted cash for the acquisition of DataCash and our investment in our global network, partially offset by net cash inflows from investment securities activity. Net cash used for investing activities for the nine months ended September 30, 2009 primarily related to expenditures for our global network and investments in affiliates.

Cash provided by financing activities for the nine months ended September 30, 2010 primarily related to the tax benefit for share based compensation partially offset by the payment of dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2009 related primarily to the payment of debt and dividends to our stockholders.

On September 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on November 10, 2010 to holders of record on October 12, 2010 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

In November 2009, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock or Class A common stock in one or more offerings.

On April 28, 2008, the Company extended its committed unsecured revolving credit facility, dated as of April 28, 2006 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is April 26, 2011 and the Company intends to replace the Credit Facility. The available funding under the Credit Facility remained at $2.5 billion through April 27, 2010 and then decreased to $2.0 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remained unchanged. The Company’s option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at September 30, 2010 and December 31, 2009. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard International.

Future Obligations

In addition to the $527 million commitment to purchase DataCash, the following table summarizes our obligations as of September 30, 2010 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2010	2011-2012	2013-2014	2015 and thereafter
	(In millions)
Capital leases [1]	$48	$1	$10	$37	$—
Operating leases [2]	92	6	44	19	23
Sponsorship, licensing and other [3,4]	566	204	316	44	2
Litigation settlements [5]	455	151	304	—	—
Debt [6]	21	—	21	—	—

Total	$1,182	$362	$695	$100	$25

[1]

Mostly related to certain property, plant and equipment. Capital lease for global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 4 (Non-Cash Investing and Financing Activities) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further discussion. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $630 million as of September 30, 2010 related to customer and merchant agreements.

[4]

Includes current liability of $3 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires three remaining quarterly payments of $150 million each.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at September 30, 2010 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Recent Accounting Pronouncements

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, a new accounting standard was issued. This standard provides new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company will adopt this accounting standard upon its effective date, periods ending on or after December 15, 2010, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.

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

Revenue arrangements with multiple deliverables – In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company will adopt the revised accounting standard effective January 1, 2011 via prospective adoption. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

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

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at September 30, 2010 as compared to December 31, 2009. The Financial Reform Act includes provisions related to derivative instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation by the Company’s President and Chief Executive Officer and its Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries for the three and nine months ended September 30, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 2, 2010 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of operations and consolidated condensed statements of comprehensive income for each of the three and nine month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for each of the nine month periods ended September 30, 2010 and 2009, and the consolidated statement of changes in equity for the nine month period ended September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

New York, New York

November 2, 2010

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2010	MASTERCARD INCORPORATED
(Registrant)

Date: November 2, 2010	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2010	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2010	By:	/S/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.2	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

10.1	Employment Agreement between MasterCard International Incorporated and Ajaypal Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.2	MasterCard Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 21, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.