Form 10-K
period 2010-12-31
MASTERCARD INC
filed 2011-02-24
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g): Class B common stock, par value $.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $23.7 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share. As of February 16, 2011, there were 123,656,120 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 6,940,312 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED

FISCAL YEAR 2010 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe,” “expect,” “could,” “may,” “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•	the Company’s belief in the continuing trend towards electronic forms of payment;

•

the Company’s focus on growing its credit, debit, prepaid and payment transaction processing offerings (including statements related to the expanded opportunity for domestic transaction processing, the open and competitive market created by SEPA (defined below), extending our processing capabilities in the payment value chain, continuing to develop opportunities to further enhance our IPS (defined below) offerings and global presence, and the pending acquisition of the prepaid card program management operations of Travelex Holdings Ltd. (as described below));

•

the Company’s focus on diversifying our ‘business (including seeking new areas of growth, expanding acceptance points and maintaining unsurpassed acceptance and successfully working with new business partners);

•	the Company’s focus on building new businesses through e-Commerce, mobile and other initiatives;

•	potential opportunities related to the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States;

•	the effects of economic recoveries in areas such as the Asia/Pacific and Latin America regions;

•	the Company’s advertising and marketing strategy and investment;

•	the potential reduction in the Company’s tax rate over time;

•

and the Company’s belief that cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations.

Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; appeals of currency conversion case settlements; future reserves, incurred liability, limitations on business and other penalties resulting from litigation; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors to our customers; brand perceptions and reputation; inability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to settlement obligation defaults by our customers; disruptions to our transaction processing systems; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change; acquisition integration issues; and issues relating to our

Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A—Risk Factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our principal operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide). All third-party trademarks appearing in this Report are the property of their respective holders.

Item 1.    Business

Overview

MasterCard is a leading global payments company that provides a critical economic link among financial institutions, businesses, merchants, cardholders and governments worldwide, enabling them to use electronic forms of payment instead of cash and checks. We provide a variety of services in support of the credit, debit, prepaid and related payment programs of approximately 22,000 financial institutions and other entities that are our customers. We primarily:

•

offer a wide range of payment solutions, which enable our customers to develop and implement credit, debit, prepaid and related payment programs for their customers (which include cardholders, businesses and government entities),

•	manage a family of well-known, widely accepted payment card brands, including MasterCard®, Maestro® and Cirrus®, which we license to our customers for use in their payment programs,

•	process payment transactions over the MasterCard Worldwide Network,

•	provide support services to our customers and, depending upon the service, merchants and other clients, and

•	as part of managing our brands and our franchise, establish and enforce a common set of standards for adherence by our customers for the efficient and secure use of our payment card network.

MasterCard generates revenue by charging fees to our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards that carry our brands.

A typical transaction processed over our network involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder’s financial institution) and the acquirer (the merchant’s financial institution). Consequently, the payment network we operate supports what is often referred to as a “four-party” payment system. Our customers are financial institutions and other entities that act as issuers and acquirers. Using our transaction processing services, issuers and acquirers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient, quick and secure payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customers to ensure the integrity of our payment network. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. However, cardholder and merchant transaction relationships are managed principally by our customers. We do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the “merchant discount” charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has continued to experience growth. In 2010, we processed 23.1 billion transactions, a 2.9% increase over the number of transactions processed in 2009. GDV on cards carrying the MasterCard brand as reported by our customers was approximately $2.7 trillion in 2010, a 10.7% increase in U.S. dollar terms and a 9.1% increase in local currency terms over the GDV reported in 2009.

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as payment card transactions, creates significant opportunities for the growth of our business over the longer term. Our focus is on continuing to:

•	grow our offerings by extending our strength in our core businesses globally, including credit, debit, prepaid and processing payment transactions over the MasterCard Worldwide Network,

•

diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance for our brands in new geographies, seeking to maintain unsurpassed acceptance, and working with new business partners such as merchants, government agencies and telecommunications companies, and

•	build new businesses through continued strategic efforts with respect to innovative payment methods such as electronic commerce (e-Commerce) and mobile capabilities.

We operate in a dynamic and rapidly evolving legal and regulatory environment. In recent years, we have faced heightened regulatory scrutiny and other legal challenges, particularly with respect to interchange fees. Interchange fees, which represent a balancing of payment system costs among acquirers and issuers (and in turn, among merchants and cardholders), have been the subject of regulatory review and challenges and legislative action, as well as litigation, as card-based forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers, we do not earn revenues from interchange fees. However, if issuers were unable to collect interchange fees or were to receive reduced interchange fees, we may experience a reduction in the number of customers willing to participate in a four-party payment card system such as ours and/or a reduction in the rate of cards issued, as well as overall transaction volumes. Proprietary end-to-end networks or other forms of payment may also become more attractive to issuers. Issuers might also decide to charge higher fees to cardholders, thereby making our card programs less desirable to consumers and reducing our transaction volumes and profitability. They also might attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. In addition to those challenges relating to interchange fees, we are also exposed to a variety of significant lawsuits and regulatory actions, including federal antitrust claims, and claims under state unfair competition statutes. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware non-stock (or membership) corporation that was formed in November 1966. Our customers are generally either principal members of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members of MasterCard International, which participate indirectly in MasterCard International’s business through principal members. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated (including an initial public offering of a new class of common stock (the “IPO”)) which included the appointment of a new Board of Directors comprised of a majority of directors who are independent from our customers. For more information about our capital structure, voting rights of our Class A common stock (our voting stock) and Class B common stock (our non-voting stock) and conversions of shares of our Class B common stock into shares of our voting Class A common stock, see Note 17 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8.

Our Industry

We operate in the global payments industry, which consists of all forms of payment including:

•	Paper—cash, personal checks, money orders, official checks, travelers cheques and other paper-based means of transferring value;

•	Cards—credit cards, charge cards, debit cards (including Automated Teller Machine (“ATM”) cards), prepaid cards and other types of cards; and

•

Emerging and Other Forms of Payment—wire transfers, electronic benefits transfers, bill payments, Automated Clearing House payments, e-Commerce payments and payments using mobile devices, among others.

The most common card-based forms of payment are general purpose cards, which are payment cards carrying logos that permit widespread usage of the cards within countries, regions or around the world. General purpose cards have different attributes depending on the type of accounts to which they are linked:

•

credit or charge cards typically access a credit account that either requires payment of the full balance within a specified period (a charge card) or that permits the cardholder to carry a balance in a revolving credit account (a credit card);

•	debit cards typically access a checking, demand deposit or other current account maintained by the cardholder; and

•	prepaid cards typically access previously funded monetary value.

Generally, card-based forms of payment involve two types of transactions (depending on the type of card being used): transactions that typically require the cardholder’s signature, which are referred to as “offline” transactions; and transactions that require the cardholder to use a personal identification number (“PIN”) for verification, which are typically referred to as “online” transactions. Some purchase transactions outside of the United States, such as those made using cards equipped with a chip, can be PIN-authenticated but are considered offline transactions. In addition, some payment cards are equipped with an RFID (radio frequency identification) microchip, which provides an advanced authentication technique, and technology which allows contactless payments requiring neither signature nor PIN under established transaction amounts. Many merchants no longer require a signature for low value purchases, and there is no PIN or signature on e-Commerce or other card-not-present transactions. Such transactions are still considered, however, to be offline transactions.

The primary general purpose card brands include MasterCard, Visa®, American Express®, JCB®, Diners Club® and Discover®. Historically, these brands—including MasterCard—were principally associated with credit or charge cards in the United States and other major markets around the world. Today, debit and prepaid cards with MasterCard’s brands (as well as the brands of Visa and others) are issued as well.

Debit cards may be further categorized into several sub-segments:

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

In addition to general purpose cards, private label cards comprise a portion of all card-based forms of payment. Typically, private label cards are credit cards issued by, or on behalf of, a merchant (such as a department store or gasoline retailer) and can be used only at the issuing merchant’s locations.

Payment Services and Solutions

We provide transaction processing and other payment-related services as well as a wide range of payment solutions to enable our customers to design, package and implement products and programs targeted to the specific needs of their customers (which include cardholders, businesses and governments). We work with customers to provide customized solutions, as well as more general solutions. Our payment solutions are built upon our expertise in payment programs, product development, payment processing technology, consulting and information services and marketing. We also manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs and sponsorship initiatives.

Transaction Processing on the MasterCard Worldwide Network

Introduction.    We operate the MasterCard Worldwide Network, our proprietary, global payments network that links issuers and acquirers around the globe to facilitate the processing of transactions and, through them, permits MasterCard cardholders to use their cards at millions of merchants worldwide. We process transactions through our network for financial institutions and other entities that are our customers, in more than 150 currencies in more than 210 countries and territories.

Typical Transaction.    A typical transaction processed over the MasterCard Worldwide Network involves four participants in addition to us: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The following diagram depicts a typical point-of-sale card transaction:

In a typical transaction, a cardholder (A) purchases goods or services from a merchant (B) using a card or other payment device. After the transaction is authorized by the issuer (D) using our network, the issuer pays the acquirer (C) an amount equal to the value of the transaction, minus the interchange fee (described below), and posts the transaction to the cardholder’s account. The acquirer pays the amount of the purchase, net of a discount, to the merchant (referred to as the “merchant discount”). The merchant discount, among other things, takes into consideration the amount of the interchange fee. Our standards generally guarantee the payment of transactions using MasterCard-branded cards and certain transactions using Cirrus and Maestro-branded cards between issuers and acquirers.

Interchange Fees.    The interchange fee is equal to the difference between the amount of the payment transaction (the transaction amount) and the amount the issuer pays the acquirer (the settlement amount). Interchange fees represent a sharing of a portion of payment system costs among the customers participating in our four-party payment card system. As such, interchange fees are a key factor in balancing the costs consumers pay and the costs merchants pay. We do not earn revenues from interchange fees. Generally, interchange fees are collected from acquirers and paid to issuers (or netted by issuers against amounts paid to acquirers) to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants. In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers to acquirers. We establish default interchange fees that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process. Interchange fees can be a significant component of the merchant discount, and therefore of the costs that merchants pay to accept payment cards. These fees are currently subject to regulatory, legislative and/or legal challenges in a number of jurisdictions. We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

Merchant Discount.    The merchant discount is established by the acquirer to cover its costs and profit margin of participating in the four-party system. The discount takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer, and the balance of the discount either consists of fees established by the acquirer and paid by the merchant for certain of the acquirer’s services to the merchant (which are retained by the acquirer) or reflects the costs of such services.

Additional Fees and Economic Considerations.    Acquirers may charge merchants processing and related fees in addition to the merchant discount. Issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit. As described below, we charge issuers and acquirers transaction-based and related fees for the transaction processing and related services we provide them.

In a four-party payment system, the economics of a payment transaction relative to MasterCard vary widely depending on such factors as whether the transaction is domestic (and, if it is domestic, the country in which it takes place) or cross-border, whether it is a point-of-sale purchase transaction or cash withdrawal, and whether the transaction is processed over our network or a third-party network or is handled solely by a financial institution that is both the acquirer for the merchant and the issuer to the cardholder (an “on-us” transaction).

MasterCard Worldwide Network Architecture and Operations.    We believe the architecture of the MasterCard Worldwide Network is unique, featuring a globally integrated structure that provides scalability for our customers and enables them to expand into regional and global markets. Our network also features an intelligent architecture that enables it to adapt to the needs of each transaction by blending two distinct processing structures—distributed (peer-to-peer) and centralized (hub-and-spoke). Transactions that require fast, reliable processing, such as those submitted using a MasterCard PayPass®-enabled device in a tollway, use the network’s distributed processing structure, ensuring they are processed close to where the transaction occurred. Transactions that require value-added processing, such as real-time access to transaction data for fraud scoring or rewards at the point-of-sale, or customization of transaction data for unique consumer-spending controls, use the network’s centralized processing structure, ensuring advanced processing services are applied to the transaction.

The network typically operates at under 80% capacity and can handle more than 160 million transactions per hour with an average network response time of 130 milliseconds. The network can also substantially scale capacity to meet demand. Our transaction processing services are available 24 hours per day, every day of the year. Our global payment network provides multiple levels of back-up protection and related continuity procedures in the event of an outage should the issuer, acquirer or payment network experience a service interruption. To date, we have consistently maintained availability of our global processing systems more than 99.9% of the time.

Processing Capabilities.

•	Transaction Switching—Authorization, Clearing and Settlement. MasterCard provides transaction switching (authorization, clearing and settlement) through the MasterCard Worldwide Network.

¡

Authorization.    Authorization refers to the process by which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules. For offline transactions (as well as online transactions in Europe), the Dual Message System (which sends authorization and clearing messages separately) provides for the transmission of authorization requests and results among issuers, acquirers and other transaction processors or networks. For online transactions (other than transactions in Europe), the Single Message System (which sends authorization and clearing messages together) switches financial messages and provides transaction and settlement reporting. Our standards, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

¡

Clearing.    Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. MasterCard clears transactions among customers through our central and regional processing systems. Offline transactions using our branded cards are generally cleared via centralized processing through the Global Clearing Management System and the related information is typically routed among customers via the MasterCard Worldwide Network. For online transactions, the Single Message System performs clearing between customers and other debit transaction processing networks. MasterCard clearing services can be managed with minimal system development, which has enabled us to accelerate our customers’ ability to develop customized programs and services.

¡

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

•

Cross-Border and Domestic Processing.    The MasterCard Worldwide Network provides our customers with a flexible structure that enables them to support processing across regions and for domestic markets. The network processes transactions throughout the world on our branded cards where the merchant country and cardholder country are different (cross-border transactions). MasterCard processes transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. For example, we may process a transaction in a merchant’s local currency; however the charge for the transaction would appear on the cardholder’s statement in the cardholder’s home currency. MasterCard also provides domestic (or intra-country) transaction processing services to customers in every region of the world, which allow customers to facilitate payment transactions between cardholders and merchants throughout a particular country. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and, among our largest markets, process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada and Brazil. Outside of these and a select number of other countries, however, most intra-country (as opposed to cross-border) transaction activity conducted with our branded payment cards is authorized, cleared and/or settled by our customers or other processors without the involvement of the MasterCard Worldwide Network. We continue to invest in our network and build relationships to expand opportunities for domestic transaction processing. In particular, the Single European Payment Area (“SEPA”) initiative creates an open and competitive market in many European countries that were previously mandated to process domestic debit transactions with domestic processors. As a result, in addition to cross-border transactions, MasterCard now processes some domestic debit card services in nearly every SEPA country.

•

Extended Processing Capabilities.    In addition to transaction switching, MasterCard continually evaluates and invests in ways to strategically extend our processing capabilities in the payment value chain by seeking to provide our customers with an expanded suite of payment processing solutions that meet the unique processing needs of their markets. Examples include:

¡	MasterCard Integrated Processing Solutions™ (IPS). MasterCard Integrated Processing Solutions (“IPS”) is a debit and prepaid issuer processing platform designed to provide medium to large global issuing customers with a complete processing solution to help create differentiated products and services and allow quick deployment of payments portfolios across banking channels. Through a single processing platform, IPS can, among other things, authorize debit and prepaid transactions, assist issuers in managing risk using fraud detection tools, manage an issuer’s card base, and manage and monitor an issuer’s ATMs. The proprietary MasterCard Total Portfolio Viewer™ provides a user-friendly customer interface to IPS, delivering aggregate cardholder intelligence across accounts and product lines to provide our customers with a view of information that can help them customize their products and programs. We continue to develop opportunities to further enhance our IPS offerings and global presence.

¡

Internet Payment Gateways.    MasterCard provides e-Commerce processing solutions through internet payment gateways, which are interfaces between the merchant and its acquirer as a transaction moves to a payments network. Our gateways include our MasterCard Internet Gateway Service (MiGS), which provides gateway infrastructure in Asia Pacific, and DataCash, a European payment service provider which MasterCard acquired in October 2010. DataCash offers a single interface that provides e-Commerce merchants with the ability to process secure payments across the world, and develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, and other solutions.

¡

Strategic Alliances.    We have invested in strategic alliances to pursue opportunities in prepaid and acquirer and third-party processing both through joint ventures and minority investments. These alliances include: (1) Prepay Solutions, a joint venture with Edenred (previously named Accor Services) which supports prepaid processing in Europe, (2) Strategic Payment Services, which provides acquirer processing in Asia Pacific, (3) ElectraCard Services, which provides third-party processing services and software, as well as switching solutions, in Asia Pacific, the Middle East and Africa and (4) Trevica, which provides third-party issuer processing services in Poland and other central and eastern European markets.

MasterCard Programs and Solutions

Our principal payment programs and solutions, which are facilitated through our brands, include consumer credit and charge, debit and prepaid programs, commercial payment solutions and emerging payments solutions. Our issuer customers determine the competitive features for the cards issued under our programs, including interest rates and fees. We determine other aspects of our card programs—such as required services and the marketing strategy—in order to ensure consistency in connection with these programs.

Consumer Credit and Charge.    MasterCard offers a number of consumer credit and charge programs that are designed to meet the needs of our customers. For the year ended December 31, 2010, our consumer credit and charge programs generated approximately $1.6 trillion in GDV globally, representing 57% of our total GDV for this period. As of December 31, 2010, the MasterCard brand mark appeared on approximately 648 million consumer credit and charge cards worldwide, representing a 2.4% decline from December 31, 2009.

•

United States.    We offer customized programs to customers in the United States to address specific consumer segments. Our consumer credit programs include Standard (general purpose cards targeted to consumers with basic credit card needs), Gold and Platinum (cards featuring higher credit lines and spending limits and a varying level of enhanced services) and World and World Elite MasterCard® (cards offered to affluent consumers which feature a wider range of enhanced services).

•

Regions Outside of the United States.    MasterCard makes available to customers outside of the United States a variety of consumer card programs in selected markets throughout the world. Examples of such programs include MasterCard Electronic™ cards (which offer additional control and risk management features designed to curb fraud and control exposure in high risk markets) and cards targeted to affluent consumers (such as Platinum MasterCard® and MasterCard Black™ cards in Latin America, World and World Signia MasterCard® cards in Europe, World and World Elite MasterCard® cards in Canada and Platinum and World MasterCard® cards in Asia/Pacific, Middle East and Africa (“APMEA”)).

•

General Services.    All MasterCard credit cards include services, such as lost/stolen card reporting, emergency card replacement and emergency cash advance, which are generally arranged by MasterCard and are provided through third-party service providers.

Consumer Debit.    MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds on deposit in demand deposit and other accounts. Our debit and deposit access programs may be branded with the MasterCard, Maestro and/or Cirrus logos, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard and Maestro-branded debit cards may be used to make purchases or obtain cash back at the point of sale. Debit programs we offer include Maestro and Gold Maestro, as well as Standard, Gold, Platinum, Premium and World Debit MasterCard® programs.

•

MasterCard-branded Debit Card.    MasterCard-branded debit programs issue cards which include functionality for signature authenticated transactions, as well as PIN-based functionality, giving consumers a choice at the point of sale. For the year ended December 31, 2010, our MasterCard-branded debit programs generated approximately $957 billion in GDV globally, representing 35% of our total GDV for this period. As of December 31, 2010, the MasterCard brand mark appeared on approximately 297 million debit cards worldwide, representing 15.8% growth from December 31, 2009. MasterCard-branded debit card programs are offered in the United States, and are also increasingly being introduced in Europe, Asia Pacific and Latin America as a complement to existing Maestro-branded debit programs.

•

Maestro-branded Debit Card.    Maestro is our global PIN-based debit program, and is the only PIN-based solution that operates globally. As of December 31, 2010, the Maestro brand mark appeared on approximately 666 million cards worldwide, representing 2.2% growth from December 31, 2009. As of December 31, 2010, Maestro was accepted for purchases at more than 13.1 million merchant locations globally. Our Maestro brand has a leading position among PIN-based debit brands in many markets throughout the world, particularly in Europe. The strong presence of Maestro in Europe positions us well as the SEPA initiative creates a more open and competitive payment market in many European countries that had been previously mandated to process domestic debit transactions with domestic processors. The global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers.

•

MasterCard Global ATM Solutions.    Cirrus is our primary global cash access brand. Any debit, credit or ATM-accessible prepaid card bearing the MasterCard, Maestro or Cirrus logos had access to cash and account information at approximately 1.8 million participating ATMs around the world as of December 31, 2010. MasterCard Global ATM Solutions provides domestic (in-country) and cross-border access to cards allowing for varied types of transactions, including cash withdrawal (deposit accounts), cash advance (credit accounts), cash drawdown (prepaid accounts), balance inquiries, account transfers and deposits at ATMs that participate in the MasterCard Worldwide Network.

Prepaid.    Prepaid programs involve a balance that is funded with monetary value prior to use. Holders access funds via a traditional magnetic stripe or chip-enabled payment card which may leverage the PayPass functionality or other payment devices, such as mobile devices. MasterCard customers may implement prepaid payment programs using any of our brands. MasterCard provides processing services (including transaction switching) in support of either magnetic stripe or chip-enabled prepaid card programs. MasterCard has capabilities to provide and customize programs to meet unique commercial and consumer needs in all prepaid segments, including programs such as gift, employee benefit, general purpose, payroll, travel, incentive and government disbursement programs. In particular, our strategy focuses on three categories:

•

public sector, which includes programs targeted to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in government programs such as Social Security payments, unemployment compensation and others;

•

corporate, which includes programs targeted to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in business applications such as payroll, health savings accounts and others; and

•

consumer reloadable, which includes programs to address the payment needs of individuals without formal banking relationships, individuals who are not traditional users of credit or debit cards or individuals who want to compartmentalize funds for security or convenience purposes, such as travel.

On December 9, 2010, MasterCard announced its intention to acquire the prepaid card program management operations of Travelex Holdings Ltd. during the first half of 2011. MasterCard will acquire the Travelex operations that manage and deliver consumer and corporate prepaid travel cards to business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The acquisition of these operations from Travelex is an expansion for MasterCard into program management services. Combined with MasterCard’s existing processing assets (such as IPS) and other strategic alliances, the asset will augment and support partners and issuers of prepaid cards around the world, with a focus outside of the United States. The acquisition is intended to enable MasterCard to offer end-to-end prepaid solutions encompassing branded switching, issuing processing and program management services, initially focused on the travel sector.

Commercial Payment Solutions.    MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and public sector organizations to streamline their payment processes, manage information and reduce administrative costs. In the year ended December 31, 2010, our commercial credit and charge programs generated approximately $211 billion in GDV globally, representing approximately 8% of our total GDV for this period. As of December 31, 2010, the MasterCard brand mark appeared on approximately 30 million commercial credit and charge cards worldwide, representing a 5.0% increase from December 31, 2009. We offer various corporate payment programs and value-added services, including corporate cards, corporate premium cards, corporate purchasing cards and fleet cards (as well as the MasterCard Corporate Multi Card®, which combines the functionality of one or more of these cards) that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. We also offer public sector entities a variety of payment programs that are similar to the travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard®, the Debit MasterCard BusinessCard™, the World MasterCard for Business®, the World Elite MasterCard for Business®, Small Business Controller and Professional Debit and Credit Cards are targeted at the small-business segment, offering business owners the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses.

Emerging Payments Solutions.    MasterCard focuses on innovation to enhance our current programs and extend our products and services to new customers and into new geographies. Our focus includes:

•	E-Commerce. E-Commerce involves the secure purchase and sale of goods over the Internet. Our initiatives focus on:

¡	the development of e-Commerce capability through internet payment gateways (including DataCash, which was acquired in October 2010, and MiGS) to support growth in the e-Commerce area,

¡

the development of programs and services intended to drive GDV and improve the consumer experience (such as MasterCard Marketplace™, an internet-based program which provides eligible MasterCard cardholders with individually tailored discount offers), and

¡	the development of tools to help customers prevent fraud over the Internet.

•	Mobile. MasterCard works with customers and leading technology companies to develop products and solutions in the area of mobile commerce and wireless payments. These initiatives generally focus on:

¡

contactless payment solutions (including MasterCard PayPass), which utilize radio frequency technology to securely transmit payment details wirelessly through payment devices (including Mobile PayPass tags that adhere to the back of a mobile device, as well as other devices described below under “Acceptance Initiatives”) to contactless-enabled payment card terminals for processing through the MasterCard Worldwide Network,

¡

mobile payments gateways (such as the MasterCard Mobile Payments Gateway introduced by MasterCard in Brazil in 2009), which are turnkey mobile payment processing platforms that facilitate transaction routing and prepaid processing for mobile-initiated transactions, and

¡	person-to-person transfers (including MasterCard’s money transfer solution, MasterCard MoneySend®) on behalf of MasterCard’s customers using various channels, including mobile devices.

•

Value-Added Services.    MasterCard develops services designed to support and enhance its products and solutions. MasterCard inControl® is an innovative platform featuring an array of advanced authorization, transaction routing and alert controls that uses the functionality of the MasterCard Worldwide Network and is designed to assist financial institutions in creating new and enhanced payment offerings. MasterCard offers several fraud detection and prevention solutions, including MasterCard Expert Monitoring System™ (“EMS”), a comprehensive suite of services designed to help its customers detect and prevent fraudulent activity.

•

MasterCard Labs.    MasterCard Labs is a global innovation group created in 2010 and dedicated to developing new innovative products and solutions for MasterCard, our customers and our cardholders. MasterCard Labs enables us to take a portfolio approach to research and development by incubating new product concepts, building prototypes and running pilots. MasterCard Labs is designed for a rapid evaluation process, through which innovations either rapidly advance into MasterCard’s new product process or are quickly disregarded.

•

Smart Card and Other Development.    MasterCard continues to pursue smart card development, which enables MasterCard to work with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-sale functionality and the ability to provide value-added services to the cardholder. We are also involved in a number of organizations that facilitate the development and use of smart cards globally. This includes a smart cards standards organization with other participants in the industry that maintains standards and specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis. MasterCard is also working to develop standards and programs that will allow consumers to conduct their financial transactions using a variety of new point-of-interaction devices.

Acceptance Initiatives

Overview.    We estimate that, as of December 31, 2010, cards carrying the MasterCard brand were accepted at 31.7 million acceptance locations worldwide, including 1.8 million ATMs and 0.6 million other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent market analysts. Cards bearing the Maestro brand mark are accepted at many of these same locations.

Initiatives.    We seek to maintain unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives. First, we seek to increase the categories of merchants that accept cards carrying our brands. In addition to our focus on expanding acceptance in e-Commerce and mobile commerce environments, we are also focused on using the functionality of the MasterCard Worldwide Network to expand acceptance in quick service businesses (such as fast food restaurants), transportation (such as commuter train systems, buses and taxis), and public sector payments (such as those involving taxes, fees, fines and tolls), among other categories. Second, we seek to increase the number of payment channels in which MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with bill payment applications. We are working with customers to encourage consumers to make bill payments in a variety of categories—including rent, utilities and insurance—with their MasterCard-branded cards. Third, we seek to increase usage of our programs at selected merchants by sponsoring a wide range of promotional programs on a global basis. We also enter into arrangements with selected merchants under which these merchants receive performance incentives for the increased use of MasterCard-branded programs or indicating a preference for MasterCard-branded programs when accepting payments from consumers.

Contactless Payment Solutions.    Our acceptance initiatives include MasterCard PayPass, a “contactless” payment solution that utilizes wireless technology to enable consumers simply to tap their payment card or other payment device, such as a phone, key fob, wristband or Mobile PayPass tag that adheres to the back of a mobile device on a PayPass-enabled terminal to complete a transaction. Our PayPass program primarily targets low value purchases and is designed to help our customers further expand their businesses by capturing a portion of transactions that were previously cash-based, resulting in increased card activity. PayPass reduces transaction times, which appeals to merchants in quick service businesses (i.e., ballparks, fast food restaurants and gas stations) and allows us to expand the number of locations that accept our cards. We have also developed an innovative transit platform solution to address the needs of various transit acceptance environments and cardholders. PayPass programs expanded in 2010 to include customers and merchants in 36 countries as of December 31, 2010, an increase from 33 countries as of December 31, 2009. As of December 31, 2010, approximately 88 million PayPass cards and devices were issued globally with acceptance at approximately 276,000 merchant locations worldwide.

Additional Services.    In addition, we provide research, marketing support and financial assistance to our customers and their marketing partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline or retail merchant. Affinity cards are similar to co-branded cards except that the issuer’s marketing partner is typically a charitable, educational or other non-profit organization.

Merchants.    Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. In particular, large merchants are supporting many of the litigation, legislative and regulatory challenges related to interchange fees that MasterCard is now defending against, since interchange fees can represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks” and “Risk Factors—Business Risks—Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Part I, Item 1A. Nevertheless, we believe many opportunities exist to enhance our relationships with merchants and to continue to expand acceptance of our cards. Over the years, for example, we have made available directly to merchants our standards that apply to card acceptance and related activities, thereby increasing the level of transparency and predictability of our payment system for merchants. We have also recently introduced a suite of information products, data analytics and marketing services which can help merchants understand specific activity in their industry, evaluate their sales performance against competitors and focus direct marketing efforts to target desirable prospects and hard to reach segments.

Customer Relationship Management

We are committed to providing our customers with coordinated services in a manner that allows us to take advantage of our expertise in payment programs, product development, technology, operations, processing, consulting and information services and marketing. We manage our relationships with our customers on a global and regional basis to ensure that their priorities are consistently identified and incorporated into our product, brand, processing, technology and related strategies.

We enter into business agreements pursuant to which we offer customers financial incentives and other support benefits to issue and promote our branded cards and other payment programs. Financial incentives may be based on GDV or other performance-based criteria, such as issuance of new cards, launch of new programs or execution of marketing initiatives. We believe that our business agreements with customers have contributed to our volume and revenue growth in recent years. In addition, we have standard licensing arrangements with all of our customers that permit them to use our trademarks and subject them to the standards governing our payment programs.

MasterCard Advisors

MasterCard Advisors is our global professional services group which is focused exclusively on the payments industry. It differentiates us from our competitors by providing our customers and other clients with services through three business lines: Consulting Services, Information Services, and Managed Services. Consulting Services delivers professional problem-solving skills with payments expertise to address the challenges and opportunities of customers with respect to their payments business. Information Services provides a suite of data analytics and products to a diversified customer base, enabling them to make better business decisions. Managed Services provides executional and turnkey solutions via data-driven acquisition and customer management services. MasterCard Advisors charges customers and other clients fees for its professional services or may offer these services as incentives under business agreements with certain customers.

Marketing

We manage and promote our brands through brand advertising, promotional and interactive programs and sponsorship initiatives. Our brand is supported by our corporate vision statement—The Heart of Commerce®, which represents our strategic vision of advancing commerce globally. Our corporate brand, MasterCard Worldwide®, is consistent with our role as franchisor, processor and advisor. Our marketing activities combine advertising, sponsorships, promotions, customer marketing, interactive media and public relations as part of an integrated program designed to increase consumer awareness of the MasterCard brand and usage of MasterCard cards. We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme. Our initiatives are designed to build the value of the MasterCard brand and drive shareholder value.

Our advertising plays an important role in building brand visibility, usage and overall card preference among cardholders globally. Our award-winning “Priceless®” advertising campaign has run in 52 languages in 112 countries worldwide. The “Priceless” campaign promotes MasterCard usage benefits and acceptance that permit cardholders to pay for what they need, when they need it as well as marketing MasterCard credit, debit, prepaid and commercial products and solutions. It also provides MasterCard with a consistent, recognizable message that supports our brand positioning. We continue to support our brand by utilizing digital channels to allow us to engage more directly with our stakeholders and allow consumers and customers to engage directly in brand programs, promotions and merchant offers, as well as provide relevant information on MasterCard products, services and tools. MasterCard has also introduced global and regional specific smart phone applications, including MasterCard’s ATM Hunter®, Priceless Picks® and MasterCard Marketplace Overwhelming Offers, that provide consumers with on-the-go utility. MasterCard intends to continue to use digital channels and a variety of social media efforts to develop preference and usage with consumers and more effectively partner with customers and merchants to help them drive their respective businesses.

We also seek to deliver value to our customers through sponsorship of a variety of sporting and entertainment properties. Our presence in sports aligns with consumer segments important to MasterCard and our customers. Our worldwide partnerships in golf and rugby with the PGA TOUR, PGA European Tour, 2010 Ryder Cup and Rugby World Cup 2011 are intended to help create business building opportunities among a more affluent demographic. We have a long-standing relationship with international soccer and have continued this relationship by sponsoring premiere events, including the Union of European Football Associations Champions League in Europe and the Copa America 2011 tournament in Argentina, as well as two leading Argentinean club teams. MasterCard is also the exclusive payments sponsor to Major League Baseball and a number of its professional teams. We also sponsor individual teams in the National Football League and National Hockey League, as well as a leading cricket team in the Indian Premier League. In China, MasterCard sponsors the Beijing Wukesong Culture and Sports Arena, one of the prominent Olympic stadiums, which was recently renamed the MasterCard Center. In addition to our sports portfolio, we align ourselves with diverse properties aimed at multiple target audiences, including a fashion platform in our Asia Pacific region, with the intention of raising our brand awareness with affluent consumers. We target a broad audience by providing access to music artists and live performances through well-known entertainment properties such as The GRAMMY Awards®, Jazz at Lincoln Center in New York, the Brit Awards and partnerships with Cirque du Soleil in Russia. MasterCard is the official payment services partner of the Walt Disney Company in Europe, including with respect to Disney stores, motion pictures and Disneyland Paris.

MasterCard Revenue Sources

MasterCard generates revenues by charging fees to our customers for providing transaction processing and other payment-related services and assessing our customers based on GDV on the cards that carry our brands. Accordingly, our revenues are impacted both by the number of transactions that we process and by the use of cards carrying our brands. Our net revenues are classified into the following five categories:

•

Domestic assessments:    Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on cards that carry our brands where the merchant country and the cardholder country are the same.

•

Cross-border volume fees:    Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the merchant country and cardholder country are different.

•	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions.

•

Other revenues:    Other revenues for other payment-related services include fees associated with fraud products and services, cardholder service fees, consulting and research fees, compliance and penalty fees, account and transaction enhancement services, holograms and publications.

•	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue in the same period that performance occurs.

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

In 2010, net revenues from our five largest customers accounted for approximately $1.5 billion, or 28% of our total revenue. No single customer generated greater than 10% of total revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in Part II, Item 7 for more detail.

GDV and Processed Transactions

The tables below provide some information regarding two key drivers of our revenue: (1) GDV, which forms the basis of volume-based revenues, and (2) processed transactions.

GDV. The GDV table below provides information regarding the GDV for all MasterCard-branded cards (excluding Cirrus and Maestro) and for both MasterCard credit and charge card programs and MasterCard debit programs in the United States and in all of our other regions for the years ended December 31, 2010 and 2009. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

	Year ended December 31, 2010	Year-over-year growth
		U.S. $	Local Currency[2]	Year ended December 31, 2009
	(in billions, except percentages)
MasterCard Branded GDV[1]
All MasterCard Branded Programs
Asia/Pacific/Middle East/Africa	$619	27.3%	18.8%	$486
Canada	107	14.9%	4.2%	93
Europe	809	10.8%	13.5%	730
Latin America	221	23.1%	17.4%	179
United States	972	(0.3)%	(0.3)%	975

Worldwide	$2,727	10.7%	9.1%	$2,463

All MasterCard Credit and Charge Programs
United States	$515	(2.0)%	(2.0)%	$526
Worldwide less United States	1,255	12.9%	10.0%	1,112

Worldwide	$1,770	8.1%	6.2%	$1,637

All MasterCard Debit Programs
United States	$457	1.7%	1.7%	$450
Worldwide less United States	500	32.8%	30.4%	377

Worldwide	$957	15.9%	14.9%	$826

*	Note that figures in the above table may not sum due to rounding.
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

Processed Transactions.    The processed transaction table below provides information regarding all transactions processed by MasterCard, regardless of brand, for the years ended December 31, 2010 and 2009

	Year ended December 31, 2010	Year-over- year growth	Year ended December 31, 2009
	(in millions, except percentages)
Processed transactions[1]	23,052	2.9%	22,401

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

Membership Standards

We establish and enforce our standards surrounding membership in MasterCard International and the use and acceptance of cards carrying our brands.

Rulemaking and Enforcement

Membership in MasterCard International and its affiliates is generally open to financial institutions and other entities that are our customers. Applicants for membership must generally meet specified membership eligibility requirements.

In general, MasterCard grants licenses by territory to applicants able to perform all obligations required of members. Licenses provide members with certain rights, including access to the network and usage of our brands. Anti-money laundering due diligence reviews and customer risk management reviews are conducted on all new members prior to admission, as well as on existing members. All applicants and members must meet the requirements of MasterCard’s anti-money laundering program, and MasterCard can block authorization of transactions and ultimately terminate membership for non-compliance with the program. As a condition of our licenses, members agree to comply with our standards, which include our certificate of incorporation, bylaws, policies, rules and operating regulations and procedures. MasterCard International and certain of its affiliates are the governing bodies that establish and enforce our standards, which relate to such matters as membership eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement and member failures. To help ensure that members conform to the standards, we review card programs proposed by members.

Customer Risk Management

As a guarantor of certain card obligations of principal members, we are exposed to member credit risk arising from the potential financial failure of any of our approximately 2,500 principal members of MasterCard, Maestro and Cirrus, and approximately 3,400 affiliate debit licensees. Our estimated gross settlement risk exposure for MasterCard-branded transactions, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $28.5 billion as of December 31, 2010. Principal members participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate members (approximately 19,400).

To minimize the contingent risk to MasterCard of a failure, we monitor the financial health of, economic and political operating environments of, and compliance with our standards by, our principal members, affiliate debit licensees and other entities to which we grant licenses. If the financial condition of a member or the state of the economy in which it operates indicates that it may not be able to satisfy its obligations to us or to other

MasterCard members or its payment obligations to MasterCard merchants, we may require the member to post collateral, typically in the form of standby letters of credit, bank guarantees or secured cash accounts. As of December 31, 2010, we had members who had posted approximately $3.0 billion in collateral held for settlement exposure for MasterCard-branded transactions. If a member becomes unable or unwilling to meet its obligations to us or other members, we are able to draw upon such member’s collateral, if provided, in order to minimize any potential loss to our members or ourselves. In addition to obtaining collateral from members, in situations where a member is potentially unable to meet its obligations to us or other members, we can block authorization and settlement of transactions and ultimately terminate membership. Additionally, and to further preserve payment system integrity, MasterCard reserves the right to terminate a member’s right to participate in MasterCard’s payment card network if, for example, the member fails or refuses to make payments in the ordinary course of business, or if a liquidating agent, conservator or receiver is appointed for the member. In addition to these measures, we have also established a $2.75 billion committed credit facility to provide liquidity for general corporate purposes, including to provide liquidity in the event of member settlement failure. See “Risk Factors—Business Risks—As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations” in Part I, Item 1A. See also “Risk Factors—Business Risks—Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business” in Part I, Item 1A.

Payment System Integrity

The integrity of our payment system can be affected by fraudulent activity and illegal uses of cards and our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of third party systems that inappropriately store cardholder account data. See “Risk Factors—Business Risks—Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue” in Part I, Item 1A. Fraud is also more likely to occur in transactions where the card is not present, such as e-Commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is unavailable.

We monitor areas of risk exposure and enforce our standards to combat fraudulent activity. We also operate several compliance programs to help ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audits (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our MasterCard Site Data Protection Service®, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises) by requiring proper adherence to the Payment Card Industry Data Security Standards (PCI DDS). Our customers are also required to report instances of fraud to us in a timely manner so we can monitor trends and initiate action where appropriate.

Our customers generally are responsible for fraud losses associated with the cards they issue and the merchants from which they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of MasterCard cards. We provide education programs and various risk management tools to help prevent fraud, including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and our Site Data Protection program. We also provide fraud detection and prevention solutions, including EMS and DataCash fraud prevention tools.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business (for a description of material risks, see “Risk Factors” in Part I, Item 1A). Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability. We have an Enterprise Risk Management (“ERM”) program which is integrated with the business and designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program leverages our business processes to, among other things, ensure: allocation of resources to appropriately address risk; establishment of clear accountability for risk management; and provision of transparency of risks to senior management, the Board of Directors and appropriate Board committees. Our ERM program seeks to accomplish these goals by: identifying, prioritizing and monitoring key risks; providing an independent view of our risk profile; and strengthening business operations by integrating ERM principles and continuing to create a risk aware culture within MasterCard. MasterCard’s integrated risk management structure balances risk and return by having business units and central functions (such as finance and law) identify, own and manage risks, our executive officers set policy and accountability and the Board and committees provide oversight of the process.

Intellectual Property

We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ card issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, some of which may be important to our business operations. Patents are of varying duration dcpending on the jurisdiction and filing date, and will typically expire at the end of their natural term.

Competition

General.    MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks); card-based payment systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards; and electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Payment Card, Processing and Alternative Competitors.

•

General Purpose Payment Card Industry.    Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus®, Electron and Interlink), American Express and Discover, among others. Within the global general purpose card industry, Visa has significantly greater volume than we do. Outside of the United States, some of our competitors such as JCB in Japan and China Union Pay® have leading positions in their domestic markets. Regulation can also play a role in determining competitive market advantages for competitors. For example, China Union Pay is the sole domestic processor designated by the Chinese government and operates the sole national cross-bank bankcard information switch network in China due to local regulation. Some governments, such as India and Russia, are promoting local networks for domestic processing and there are similar developments in other countries. See “Risk Factors—Legal and Regulatory Risks—Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues ” in Part I, Item 1A.

•	Particular Segments. We face competition with respect to particular segments of the payment card industry, including:

¡

Debit.    In the debit card sector, we also encounter substantial and increasingly intense competition from ATM and point-of-sale debit networks in various countries, such as Interlink™, Plus and Visa Electron (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by FIS), and Pulse™ (owned by Discover), in the United States; Interac in Canada; EFTPOS in Australia; and Bankserv in South Africa. In addition, in many countries outside of the United States, local debit brands serve as the main brands while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume.

¡

PIN-Based Debit Transactions.    In the United States, some of our competitors process a greater number of online, PIN-based debit transactions at the point of sale than we do. In addition, our business and revenues could be impacted adversely by the tendency among U.S. merchants to migrate from offline, signature-based debit transactions to online, PIN-based debit transactions because we generally earn less revenue from the latter types of transactions. This tendency may be accelerated as a result of the Federal Reserve’s implementation of rules associated with the Wall Street Reform and Consumer Protection Act (as defined and described below under “Government Regulation”). In addition, online, PIN-based transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks rather than by us. See “Risk Factors—Business Risks—If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Part I, Item 1A.

¡

Private-Label.    Private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other types of merchants, also serve as another form of competition.

•

End-to-End Payment Networks.    Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory and legislative scrutiny worldwide. See “Risk Factors—Legal and Regulatory Risks—Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A. To date, operators of end-to-end payment networks have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face because they do not utilize formal interchange fees. Accordingly, these operators may enjoy a competitive advantage over four-party payments systems.

•

Competition for Customer Business.    We compete intensely with other card networks, principally Visa, for the loyalty of our customers. Globally, financial institutions typically issue both MasterCard and Visa-branded payment cards, and we compete with Visa for business on the basis of individual card portfolios or programs. Some of our customers also do business with American Express or Discover in the United States, and a number of our large customers now issue American Express and/or Discover-branded cards. We also compete for new business partners with whom we seek to work, such as merchants, government agencies and telecommunication companies. See “Risk Factors—Business Risks—Our operating results may suffer because of substantial and increasingly intense competition worldwide in the global payments industry” in Part I, Item 1A. Our ability to compete in the global payments industry for customer business can be affected by the outcome of litigation, regulatory proceedings and legislative activity. For example, in July 2010, the United States enacted into law the

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform and Consumer Protection Act”), which requires the Board of Governors of the United States Federal Reserve System to issue regulations prohibiting arrangements under which a debit card can be processed only by one network (or only by a group of affiliated networks). The Wall Street Reform and Consumer Protection Act also prohibits any restrictions on a merchant’s ability to route a transaction over any one of the networks that could process the transaction. These events have resulted in challenges, as well as potential opportunities to compete for business in this area.

•

Transaction Processors.    We face competition from transaction processors throughout the world, such as First Data Corporation and Total System Services, Inc., some of which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment card transaction authorization and processing services. Certain of these transaction processors could potentially displace MasterCard as the provider of these payment processing services.

•

New Entrants and Alternative Payment Systems.    We also compete against relatively new entrants and alternative payment providers, such as PayPal® (a business segment of eBay), which have developed payment systems in e-Commerce and across mobile devices. While PayPal is an established and important player in Internet payments, this is an increasingly competitive area, as evidenced by the proliferation of new online competitors. Among other services, these competitors provide Internet payment services that can be used to buy and sell goods online, and services that support payments to and from deposit accounts or proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet and potential wireless communication networks to support their services, and may enjoy lower costs than we do. The payment card industry is also facing changes in services and technology related to mobile payments and emerging competition from mobile operators and handset manufacturers. Micro-payments on social networks such as Facebook® are relatively small today but have the potential to grow rapidly, representing the potential for competition from a new payment form.

Financial Institution Customers.

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

•

Banking Industry Consolidation.    The banking industry has undergone substantial accelerated consolidation over the last several years, and we expect some consolidation to continue in the future. Recent consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in a substantial loss of business for MasterCard. The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors—Business Risks—Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

Competitive Position.    We believe that the principal factors influencing our competitive position in the global payments industry are:

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

Government Regulation

General.    Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. Regulation of the payments industry has increased significantly in the last several years, including in the United States. Regulators in several countries outside of the United States have also become increasingly interested in payment issues, a number of which have launched official proceedings related to payment industry issues. See “Risk Factors—Legal and Regulatory Risks” in Part I, Item 1A.

Interchange Fees.    Interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions. Such challenges include regulatory proceedings in the European Union (by the European Commission, as well as by individual European Union member states) and elsewhere. Interchange fees have also become the subject of legislative action. In particular, the Wall Street Reform and Consumer Protection Act enacted into law in July 2010 provides for, among other things, the regulation of debit and prepaid “interchange transaction fees” directly and through an implementing rulemaking process undertaken by the Board of Governors of the United States Federal Reserve System. See “Risk Factors—Legal and Regulatory Risks—Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” and “The Wall Street Reform and Consumer Protection Act may have a material, adverse effect on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A and in Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

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

In the United States, during the past several years, a number of bills have been considered by Congress and there have been several congressional hearings to address information safeguarding and data breach issues. Congress continues to consider these issues, which could result in legislation that would have an adverse impact on us and our customers. For example, the House of Representatives has again passed comprehensive data security and data breach notification legislation that could impose additional regulatory burdens on us and our customers. Similar legislation has not yet passed the Senate in this Congress, and it is not clear whether legislation of this type will be signed into law. In addition, a large number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach. In Europe, the European Parliament and Council passed the European Directive 95/46/EC (the “Directive”) on the protection of individuals with regard to the processing of personal data and on the free movement of such data, which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Directive has been implemented through local laws regulating data protection in European Union member states to which we and our customers are subject. The Directive establishes general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data. In addition to the United States and Europe, other jurisdictions around the world are enacting similar privacy, data protection and information security regulations which have similar impacts to our businesses in these jurisdictions. See “Risk Factors—Legal and Regulatory Risks—Regulation in the areas of consumer privacy, data use and/ or security could decrease the number of payment cards issued and could increase our costs” in Part I, Item 1A.

Anti-Money Laundering and Anti-Terrorism.    MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352 of the USA PATRIOT Act, which applies to certain types of financial institutions, including operators of credit card systems. Section 352 of the USA PATRIOT Act requires MasterCard to maintain a comprehensive anti-money laundering program and imposes similar requirements on some of our customers. Our anti-money laundering program must be reasonably designed to prevent our system from being used to facilitate money laundering and the financing of terrorist activities. The program must, at a minimum, include the designation of a compliance officer, provide for the training of appropriate personnel regarding anti-money laundering responsibilities, as well as incorporate policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

We are also subject to regulations imposed by OFAC restricting financial transactions with Cuba, Burma/Myanmar, Iran and Sudan and with persons and entities included in OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Cuba, Iran, Sudan and Syria also have been identified by the U.S. State Department as terrorist-sponsoring states. While MasterCard has no business operations, subsidiaries or affiliated entities in these countries, there are financial institutions licensed by MasterCard to issue cards or acquire merchant transactions in certain of these countries. MasterCard takes measures to avoid transactions with persons and entities on the SDN List; however, it is possible that transactions involving persons or entities on the SDN List may be processed through our payment system. It is possible that our reputation may suffer due to our customer financial institutions’ association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock. Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

Financial Industry Regulation.    MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is impacted by such regulations. Certain of our operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council (“FFIEC”) under its authority to examine financial institutions’ technology service providers. Examinations by the FFIEC cover areas such as data integrity and data security. In recent years, the U.S. federal banking regulators have adopted a series of regulatory measures affecting credit card payment terms and requiring more conservative accounting, greater risk management and in some cases higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. In addition, MasterCard Europe operates a retail payment system in Europe and is subject to oversight by the National Bank of Belgium pursuant to standards published by the European Central Bank that are principally targeted at managing financial, legal and operations risk.

In July 2010, as part of the Wall Street Reform and Consumer Protection Act, the Bureau of Consumer Financial Protection (the “Bureau”) was created. The Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products, although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. In addition, the Financial Reform Act created the Financial Stability Oversight Council (the “Council”) in order to identify risks to the financial stability of the United States that could arise from the material financial distress or failure of, or ongoing activities by, large, interconnected bank holding companies or nonbank financial companies. Among other responsibilities, the Council is tasked with identifying payment, clearing and settlement systems that are “systemically important” under the applicable statutory standard. Under the Wall Street Reform and Consumer Protection Act, such systems will be subject to new regulation, supervision and examination requirements. It is not clear whether MasterCard would be deemed “systemically important.” However, the imposition of any additional regulatory or other obligations on MasterCard could result in costly new compliance burdens that could negatively impact our business. See “Risk Factors—Legal and Regulatory Risks—The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A.

Issuer Practice Legislation and Regulation.    The Board of Governors of the United States Federal Reserve System is continuing the process of issuing regulations to implement the Credit CARD Act, which was signed into law in May 2009. The Credit CARD Act, and its implementing regulations, are having a significant impact on the disclosures made by our customers and on our customers’ account terms and business practices. The Credit CARD Act, and its implementing regulations, are making it more difficult for credit card issuers to price credit cards for future credit risk and will have a significant effect on the pricing, credit allocation, and business models of most major credit card issuers. The new law could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting MasterCard transaction volume and revenues.

The Credit CARD Act also includes provisions that impose limits and restrictions on certain prepaid card products, including on fees. The Board of Governors of the United States Federal Reserve System has issued implementing regulations with respect to these provisions. The statutory provisions and implementing regulations may diminish the attractiveness of these products to our customers and may consequently adversely affect transaction volumes and revenues.

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

Regulation of Internet Transactions.    In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is implemented through a federal regulation. Compliance was required no later than June 1, 2010, although Congress may consider additional legislation to legalize and regulate Internet gambling. The federal regulation requires us and our customers to implement compliance programs that would increase our costs and/or could decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. These new requirements and developments may affect our customers’ ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as prepaid cards, which could materially and adversely reduce our revenue and revenue growth.

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Part II, Item 7 for a discussion of the impact of seasonality on our business.

Financial Information About Geographic Areas

See Note 25 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 for certain geographic financial information.

Employees

As of December 31, 2010, we employed approximately 5,600 persons, of which approximately 2,200 were employed outside of the United States. We consider our relationship with employees to be good.

Website and SEC Reports

The Company’s internet address is www.mastercard.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, for review on our investor relations page, accessible through our corporate website, as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information contained on our website is not incorporated by reference into this Report.

Item 1A.    Risk Factors

Legal and Regulatory Risks

Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

Interchange fees, which represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as ours, are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Typically, interchange fees are paid by the merchant financial institution (the acquirer) to the cardholder financial institution (the issuer) in connection with transactions initiated on our payment system.

We do not earn revenues from interchange fees. They are, however, a key factor in balancing the costs consumers pay and the costs merchants pay in our payment system. They are also a factor on which we compete with other payment providers and therefore an important determinant of the volume of transactions we process over our network. Although we have historically set default interchange fees in the United States and other countries, in certain jurisdictions, our interchange rates and related practices, including our default interchange fees, are subject to increased litigation and government regulation as card-based forms of payment have become relatively more important to local economies. Regulators and legislative bodies in a number of countries, as well as merchants, are seeking to reduce these fees through litigation, regulatory action and/or legislative action.

Increased legislative scrutiny in the United States is resulting in limitations on our ability to establish default interchange rates for debit transactions. In July 2010, the United States enacted into law the Wall Street Reform and Consumer Protection Act that, among other things, requires debit and prepaid “interchange transaction fees” to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” See “Risk Factors—Legal and Regulatory Risks—The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in this Part I, Item 1A for more detail. Interchange fees also have been the subject of legislative activity elsewhere, including:

•

In France, in May 2009, the French Parliament began considering a bill that would have regulated merchant discount fees. In October 2010, a substantially modified version of the bill was adopted, and was subsequently struck down by the French Constitutional Court in January 2011.

•

In Canada, in June 2009, the Canadian Senate issued a report with the non-binding recommendations that debit interchange be set at zero for three years, merchant surcharging be permitted in Canada and “honor all cards” rules be modified. In response, the Canadian Department of Finance implemented a voluntary “Code of Conduct” on related issues for payment card industry participants in Canada, to which MasterCard has agreed to abide. Private member bills have also been introduced in the Canadian Senate that would attempt to establish legislative or regulatory controls over interchange and related practices

•

In Hungary, in December 2009, the Hungarian Parliament began considering a bill that would have regulated interchange fees and merchant discount rates. In February 2010, a modified bill was adopted which only regulated merchant discount rate, and the bill was subsequently effectively repealed in January 2011.

•

In Brazil, in May 2010, the Central Bank of Brazil (together with competition agencies in Brazil) issued a final report detailing their findings with respect to the retail payment system in Brazil, including a finding that greater transparency was required in the setting of domestic interchange rates.

In addition, regulatory authorities and central banks in a number of jurisdictions around the world have commenced proceedings or inquiries into interchange fees and related practices. Examples include:

•

In the European Union, in December 2007, the European Commission issued a negative decision (which we have appealed to the General Court of the European Union) with respect to our cross-border interchange fees for consumer credit and debit cards under European Union competition rules.

•

In Australia, the Reserve Bank of Australia enacted regulations in 2002 (which have been subsequently reviewed and not withdrawn) controlling the costs that can be considered in setting interchange fees for four-party payment card systems such as ours.

•

In the United Kingdom, in February 2007, the Office of Fair Trading commenced a new investigation (which has been suspended pending the outcome of our appeal of the European Commission decision) of our current U.K. credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law.

•

In Poland, in January 2007, the Polish Office for Protection of Competition and Consumers issued a decision that our domestic interchange fees are unlawful under Polish competition law, and imposed fines on our licensed financial institutions—the decision is currently being appealed.

•

In Hungary, in addition to the legislative activity described above, MasterCard Europe is appealing the Hungarian Competition Office December 2009 decision (which has been stayed) ruling that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law and fining MasterCard Europe approximately U.S. $3 million.

•

In Italy, MasterCard Europe is appealing the November 2010 decision of the Italian Competition Authority ruling that MasterCard Europe’s domestic interchange fees violate European Union competition law and fining MasterCard 2.7 million euro.

•

In Canada, in addition to the legislative activity described above, in December 2010 the Canadian Competition Bureau filed an application with the Canadian Competition Tribunal to strike down rules related to MasterCard’s interchange fees, including its “honor all cards” and “no surcharge” rules.

•

In South Africa, in September 2010, MasterCard was informed by the South African Reserve Bank that it intended to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa.

See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for a detailed description of regulatory proceedings and inquiries into interchange fees. We believe that regulators are increasingly cooperating on interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions. See “Risk Factors—Legal and Regulatory Risks—New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in this Part I, Item 1A.

Additionally, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately 50 class action or individual suits alleging that MasterCard’s interchange fees and acceptance rules violate federal antitrust laws. These suits allege, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard and its member banks, and MasterCard, Visa and their member banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages, attorneys’ fees and injunctive relief. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding the allegations contained in these complaints and the status of these proceedings.

If issuers cannot collect, or we are forced to reduce, interchange fees, issuers may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payment card system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers also could charge higher fees to consumers, thereby making our card programs less desirable to consumers and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card programs by seeking a reduction in the fees that we charge. This could also result in less innovation and product offerings. We are devoting substantial management and financial resources to the defense of interchange fees in regulatory proceedings, litigation and legislative activity. The potential outcome of any legislative, regulatory or litigation action could have a more positive or negative impact on MasterCard relative to its competitors. If we are ultimately unsuccessful in our defense of interchange fees, any such legislation, regulation and/or litigation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. In addition, regulatory proceedings and litigation could result in MasterCard being fined and/or having to pay civil damages.

The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

The Wall Street Reform and Consumer Protection Act recently enacted in the United States establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Wall Street Reform and Consumer Protection Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” Proposed regulations by the Federal Reserve provide two alternative proposals for determining whether a debit interchange fee complies with the “reasonable and proportional” standard. One alternative would impose a range for a per-transaction interchange fee and the other would impose a simple cap. In each case, the Federal Reserve’s proposed debit interchange limits are significantly below the interchange fees card issuers currently receive. Provided certain conditions are met, the proposed regulations exempt from the proposed interchange fee restrictions the following: (1) issuers with assets of less than $10 billion; (2) debit cards issued pursuant to a government-administered program; and (3) general use prepaid cards not marketed or labeled as gift cards. Also, while the proposed regulations do not directly regulate network fees, they make clear that network fees cannot be used to circumvent the debit interchange fee restrictions. See “Risk Factors—Legal and Regulatory Risks—Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in this Part I, Item 1A.

Additionally, the Wall Street Reform and Consumer Protection Act provides that neither an issuer nor a payment card network may establish exclusive debit network arrangements or inhibit the ability of a merchant to choose among different networks for routing debit transactions. Under alternative rules proposed by the Federal Reserve, either (1) a debit card would meet the requirements of the Wall Street Reform and Consumer Protection Act as long as it could be used in at least two unaffiliated networks, or (2) each debit card would be required to function in at least two unaffiliated networks for each method of authorization that the cardholder could use for transactions (i.e., two signature and/or two PIN networks).

The Wall Street Reform and Consumer Protection Act also created two new independent regulatory bodies in the Financial Reserve System. The Bureau will have significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products, although it is not clear whether and/or to what extent the Bureau will be authorized to regulate broader aspects of payment card network operations. The Council is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether MasterCard would be deemed “systemically important” under the applicable statutory standard. If MasterCard were deemed “systemically important,” it could be subject to new risk management regulations relating to its payment, clearing, and settlement activities. New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements. Also, a “systemically important” payment system could be required to obtain prior approval from the U.S. Board of Governors of the Federal Reserve System or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system. These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation which have the result of reducing the number of debit transactions we process or the network fees we collect, the Wall Street Reform and Consumer Protection Act could have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. Failure by our customers or by us to adjust our strategies successfully to compete in the new environment would increase this impact.

New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products.

Regulators around the world increasingly look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the interpretation of the recent Wall Street Reform and Consumer Protection Act and other regulatory and legislative activity relating to interchange. Similarly, new laws and regulations in a country, state or region involving one product may cause lawmakers there to extend the regulations to another product. For example, regulations like those affecting debit payments could lead to regulations affecting credit and general use prepaid cards. See “Risk Factors—Legal and Regulatory Risks— Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries which could adversely affect our ability to maintain or increase our revenues” in this Part I, Item 1A.

As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another product. These include matters like interchange rates, network standards and network exclusivity and routing agreements. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues.

Governments in certain countries, such as Russia, Ukraine and India, have acted, or could act, to provide resources or protection to selected national payment card and processing providers. These governments may take this action to support these providers. They may also take this action to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. As an example, governments in certain countries are considering, or may consider, regulatory requirements that mandate processing of domestic payments either entirely in that country or by only domestic companies. Such a development would prevent us from utilizing our global processing capabilities for customers. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business—Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. In addition to the Wall Street Reform and Consumer Protection Act, examples include:

•

Anti-money laundering regulation, such as Section 352(a) of the USA PATRIOT Act in the United States and an anti-money laundering law enacted in India (which imposes requirements on payment systems, such as MasterCard’s, and their customers).

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

•

Legislation, such as that enacted by certain U.S. states, regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states. As a result of such legislation, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may materially and adversely affect our stock price.

•

Issuer practices legislation and regulation, including the Credit CARD Act (which is being implemented through regulations issued by the Board of Governors of the United States Federal Reserve System), which are having a significant impact on the disclosures made by our customers and on our customers’ account terms and business practices by, among other things, making it more difficult for credit card issuers to price credit cards for future credit risk and significantly affecting the pricing, credit allocation, and business models of most major credit card issuers. Additional regulations include regulations by the Board of Governors regulating overdraft fees imposed in connection with ATM and debit card transactions.

•

Regulation of Internet transactions, including legislation enacted by the U.S. Congress (and applicable to payment system participants, including MasterCard and our customers in the United States) requiring the coding and blocking of payments for certain types of Internet gambling transactions, as well as various additional legislative and regulatory activities with respect to Internet transactions which are being considered in the United States.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, which could reduce our revenues materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards issued and could increase our costs.

We and our customers are also subject to regulations related to privacy and data protection and information security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. Recently, these topics have received heightened legislative and regulatory focus in the United States (at both the federal and state level), in Europe and in other jurisdictions around the world. Regulation of privacy and data protection and information security in these and other jurisdictions may increase the costs of our customers to issue payment cards, which may, in turn, decrease the number of our cards that they issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data protection and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

If the approval of the settlements of our currency conversion cases is undermined by an appeal and we are unsuccessful in any of our various lawsuits relating to our currency conversion practices, our business may be materially and adversely affected.

We generate significant revenue from processing cross-border currency transactions for customers. However, we are defendants in several state and federal lawsuits alleging that our currency conversion practices are deceptive, anti-competitive or otherwise unlawful. In July 2006, MasterCard and other defendants in federal class actions related to these matters entered into agreements to settle or otherwise dispose of such matters. Pursuant to the settlement agreements, MasterCard has paid $72 million to be used for the defendants’ settlement fund to settle the federal actions and $13 million to settle state cases. While the federal court has granted final approval of the settlement agreements, the settlements are subject to appeals. If an appeal is filed and we are unsuccessful in that appellate proceeding, the settlement agreements will terminate. If that occurs, and we are unsuccessful in defending against these lawsuits or the state currency conversion cases, we may have to pay restitution to cardholders who make claims that they used their cards in another country, or may be required to modify our currency conversion practices. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

Except as discussed in Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8, we have not established reserves for any of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

As a result of the settlement agreement in connection with the U.S. merchant lawsuit in 2003, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8. These limitations and any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

Potential changes in the tax laws applicable to us could materially increase our tax payments.

Potential changes in existing tax laws, such as recent proposals for fundamental tax reform in the United States, including the treatment of earnings of controlled foreign corporations, may impact our effective tax rate. See also Note 21 (Income Tax) to the consolidated financial statements included in Part II, Item 8.

Business Risks

Our revenues, operating results, prospects for future growth and overall business may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. Within the global general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover and JCB, among others. Visa has significantly greater volume than we do, and has greater scale and market share, as well as strong brand recognition, which provides significant competitive advantages. Moreover, some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. Our ability to compete may also be affected by the outcomes of litigation, regulatory proceedings and legislative activity.

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

If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against these threats. Our competitors may also more effectively introduce their own innovative programs and services that adversely impact our growth. Our customers can also develop their own competitive services. As a result, our revenue or profitability could decline. We also compete against new entrants that have developed alternative payment systems, e-Commerce payment systems and payment systems for mobile devices. A number of these new entrants rely principally on the Internet to support their services and may enjoy lower costs than we do, which could put us at a competitive disadvantage.

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

•

Rapid and significant technological changes could occur, resulting in new and innovative payment programs that could place us at a competitive disadvantage and that could reduce the use of MasterCard-branded cards.

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

We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our business, revenue and profitability.

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

In the future, we may not be able to enter into agreements with our customers on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger and have greater financial resources than we do and accordingly may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit, and we may not be successful in doing so, particularly in the current regulatory environment. Our customers also may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability. Furthermore, a number of customers from which we earn substantial revenue are principally aligned with one of our competitors. A significant loss of our existing revenue or transaction volumes from these customers could have a material adverse impact on our business.

Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability.

Over the last several years, the banking industry has undergone substantial, accelerated consolidation, and we expect some consolidation to continue in the future. Recent consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in the substantial loss of business for MasterCard, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our business and prospects.

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

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2010, the net revenues from these customers represented an aggregate of approximately $1.5 billion, or 28%, of total revenue. Loss of business from any of our large customers could have a material adverse impact on our business.

Merchants are increasingly focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. Some large merchants are supporting many of the legal, regulatory and legislative challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors—Legal and Regulatory Risks—Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” Also see “Risk Factors—Legal and Regulatory Risks—The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings.

Merchants are also able to negotiate incentives from us and pricing concessions from our customers as a condition to accepting our payment cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our revenues and profitability. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives.

Certain customers have exclusive, or nearly exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues and may have a material adverse impact on our business.

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

Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to our branded products depends highly upon the external perception of our company and industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory.” Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. Social media channels can also cause rapid, widespread reputational harm to our brands. Such perception and damage to our reputation could have a material and adverse effect to our business.

If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth.

In recent years, industry-wide signature-based and PIN-based debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, transactions involving our brands account for a smaller share of all signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions (although this could be impacted by the Federal Reserve’s implementation of network exclusivity rules under the Wall Street Reform and Consumer Protection Act). We may also be impacted adversely by the tendency among U.S. consumers and merchants to migrate from signature-based debit transactions to PIN-based transactions because we generally earn less revenue from the latter types of transactions. In addition, PIN-based transactions are more likely to be processed by other ATM/debit point-of-sale networks than by us. Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom were significantly impacted by this economic turmoil, and it has also impacted other economies around the world. More recently, European countries including Portugal, Ireland, Greece and Spain have experienced downgrades in sovereign credit ratings by rating agencies, driven by fiscal challenges. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis and the state of economic environments. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively impacted, or we may be impacted, in several ways. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in Part II, Item 7 for a full discussion.

Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.

A decline in cross-border travel could adversely affect our revenues and profitability, as a significant portion of our revenue is generated from cross-border transactions.

We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and transaction processing fees. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border travel may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu (such as H1N1), viruses (such as SARS) and other diseases. Any such decline in cross-border travel could adversely affect our revenues and profitability.

General economic and global political conditions may adversely affect trends in consumer spending, which may materially and adversely impact our revenue and profitability.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. Also, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business prospects and growth.

As a guarantor of certain obligations of principal members and affiliate debit licensees, we are exposed to risk of loss or illiquidity if any of our customers default on their MasterCard, Cirrus or Maestro settlement obligations.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal member or affiliate debit licensee of MasterCard International is unable to fulfill its settlement obligations to other customers, we may bear the loss even if we do not process the transaction. In addition, although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations. Our estimated MasterCard-branded gross legal settlement exposure, which is calculated using the average daily card charges made during the quarter multiplied by the estimated number of days to settle, was approximately $28.5 billion as of December 31, 2010. We have a revolving credit facility in the amount of $2.75 billion which could be used for general corporate purposes, including to provide liquidity in the event of one or more settlement failures by our customers. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables from its members. Subject to approval by our Board of Directors, members may be charged for the amount of any settlement loss incurred during these ordinary course activities of MasterCard. While we believe that we have sufficient liquidity to cover a settlement failure by any of our largest customers on their peak day, concurrent settlement failures of more than one of our largest customers or of several of our smaller customers may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Moreover, during 2010, many of our financial institution customers continued to be directly and adversely impacted by the unprecedented events in the financial markets which began during 2008 and the economic turmoil that has ensued around the world. These events present increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure as of December 31, 2010, see Note 23 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction processing systems may experience service interruptions as a result of process or other technology malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. Inadequate infrastructure in lesser developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenue.

We, our customers, merchants, and other third parties store cardholder account and other information in connection with payment cards bearing our brands. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. A breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover and American Express cardholders. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, in certain circumstances, we could be exposed to damage claims, which, if upheld, could materially and adversely affect our profitability. Any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which in turn could have a material adverse impact on our transaction volumes, revenue and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeit or other fraud. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards could lead to regulatory intervention, such as mandatory card re-issuance, adoption of new technologies or enhanced security requirements, as well as damage to our reputation and financial damage, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

If we are not able to keep pace with the rapid technological developments in our industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which could reduce our revenue and income or limit our future growth.

The payment card industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes by the complexity of our systems or by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our operations outside of the United States.

During 2010, approximately 58.4% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies) where the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

If we do not adequately manage the changes necessary to implement our strategy, our results of operations may suffer.

MasterCard continues to experience a significant amount of changes associated with items related to our strategy, including changes in technology, the marketplace, our customers and our products. In particular, our expansion into new businesses could result in unanticipated or unfamiliar issues which may be difficult to manage. If not adequately managed, these changes could result in missed opportunities for the business or could impact the effectiveness of our organization’s execution of its strategy. As we manage these changes, any difficulty in retaining or attracting key management and employees could result in inadequate depth of institutional knowledge or skill sets necessary for the organization’s effective execution of its strategy.

Acquisitions or strategic investments could disrupt our business and harm our financial condition or reputation.

Although we may continue to make strategic acquisitions of, or acquire interests in joint ventures or other entities related to, complementary businesses, products or technologies, we may not be able to successfully partner with or integrate any such acquired businesses, products or technologies. In addition, the integration of any acquisition or investment (including efforts related to an acquisition of an interest in a joint venture or other entity) may divert management’s time and resources from our core business and disrupt our operations. Moreover, we may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. Furthermore, we may not be able to successfully finance the business following the acquisition as a result of costs of operations, including any litigation risk which may be inherited from the acquisition. Any of these acquisitions could also result in control issues which could negatively affect our reputation. Although we periodically evaluate potential acquisitions of businesses, products and technologies and anticipate continuing to make these evaluations, we cannot guarantee that we will be able to execute and integrate any such acquisitions.

Risks Related to our Class A Common Stock and Governance Structure

Future sales of our shares of Class A common stock could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. As of February 16, 2011, we had 123,656,120 outstanding shares of Class A common stock, of which 13,108,364 shares were owned by The MasterCard Foundation (the “Foundation”). Under the terms of the donation, the Foundation became able to sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO in May 2006 to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. However, the Foundation has obtained permission from the Canadian tax authorities to defer its annual disbursement requirement for up to ten years and meet its total deferred disbursement obligations at the end of the ten-year period. Despite this permission to defer annual disbursements, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. In addition, the Foundation will be permitted to sell all of the remaining shares held by it starting twenty years and eleven months after the consummation of the IPO.

The market price of our common stock could be volatile.

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

Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. Further, except in limited circumstances, no member or former member of MasterCard International, or any operator, member or licensee of any competing general purpose payment card system, or any affiliate of any such person, may beneficially own any share of Class A common stock or any other class or series of our stock entitled to vote generally in the election of directors. In addition,

•	our stockholders are not entitled to the right to cumulate votes in the election of directors;

•	holders of our Class A common stock are not entitled to act by written consent;

•	our stockholders must provide timely notice for any stockholder proposals and director nominations;

•	a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required for stockholders to amend any provision of our bylaws;

•

our board of directors is divided into three classes, with approximately one-third of our directors elected each year (although pursuant to our amended certificate of incorporation, classes will be phased out through 2013, when each director will be elected each year);

•	any representative of a competitor of MasterCard or of the Foundation is disqualified from service on our board of directors;

•

prior to our 2013 annual meeting of stockholders, our directors may be removed only upon the affirmative vote of at least 80% in voting power of all the shares of stock then entitled to vote at an election of directors, voting together as a single class.

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

As of February 16, 2011 the Foundation owns 13,108,364 shares of Class A common stock, representing approximately 10.6% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements. The directors of the Foundation are required to be independent of us and our members. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of December 31, 2010, MasterCard and its subsidiaries owned or leased 104 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. For more information on Winghaven, see Note 16 (Consolidation of Variable Interest Entity) to the consolidated financial statements included in Part II, Item 8. Our leased properties in the United States are located in 10 states, Puerto Rico and in the District of Columbia. We also lease and own properties in 51 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire or lease new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings

Refer to Notes 20 (Obligations Under Litigation Settlements) and 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2010 and 2009, as reported by the New York Stock Exchange. At February 16, 2011, the Company had 46 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers.

2010	High	Low
First Quarter	$269.88	$216.43
Second Quarter	269.22	193.76
Third Quarter	226.30	191.00
Fourth Quarter	260.72	215.00

2009	High	Low
First Quarter	$171.41	$117.06
Second Quarter	188.77	149.34
Third Quarter	225.83	158.57
Fourth Quarter	259.00	196.95

There is currently no established public trading market for our Class B common stock. There were approximately 535 holders of record of our Class B common stock as of February 16, 2011.

Dividend Declaration and Policy

During the years ended December 31, 2010 and 2009, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

2010	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

2009	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

In addition, on February 9, 2011, we paid quarterly cash dividends of $0.15 per share on our Class A common stock and Class B common stock for the first quarter of the year ending December 31, 2011. Also, on February 8, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on May 9, 2011 to holders of record on April 8, 2011, of our Class A common stock and Class B common stock for the second quarter of the year ending December 31, 2011.

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

Issuer Purchases of Equity Securities

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. As of February 16, 2011, the Company had completed the repurchase of approximately 0.3 million shares of its Class A common stock at a cost of approximately $75 million. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.

Item 6.    Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8. The statement of operations data presented below for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and Notes thereto included in Part II, Item 8.

	Years Ended December 31,
	2010	2009	2008	2007		2006
	(in millions, except per share data)
Statement of Operations Data:
Revenues, net	$5,539	$5,099	$4,992	$4,068		$3,326
Total operating expenses	2,787	2,839	5,526	2,959		3,097
Operating income (loss)	2,752	2,260	(534)	1,108		229
Net income (loss) attributable to MasterCard	1,846	1,463	(254)	1,086		50
Basic earnings (loss) per share	14.10	11.19	(1.94)[1]	7.98	[1]	0.37	[1]
Diluted earnings (loss) per share	14.05	11.16	(1.94)[1]	7.96	[1]	0.37	[1]

Balance Sheet Data:
Total assets	$8,837	$7,470	$6,476	$6,260		$5,082
Long-term debt	—	22	19	150		230
Obligations under litigation settlements, long-term	4	263	1,023	297		360
Equity	5,216	3,512	1,932 [2]	3,032	[2]	2,369	[2]
Cash dividends declared per share	0.60	0.60	0.60	0.60		0.18

[1]

As more fully described in Note 3 (Earnings Per Share) to the consolidated financial statements included in Part II, Item 8, on January 1, 2009, a new accounting standard was adopted related to EPS which required retrospective adjustment of EPS for the years ended December 31, 2008 and prior.

[2]

On January 1, 2009, a new accounting standard was adopted related to non-controlling interests, previously referred to as minority interests, which required retrospective adjustment to Equity for the years ended December 31, 2008 and prior.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) and MasterCard Europe sprl (“MasterCard Europe”) (together, “MasterCard” or the “Company”) included elsewhere in this Report. Percentage changes provided throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.

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

MasterCard presents non-GAAP financial measures to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to aid in forecasting future periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. More specifically, with respect to the non-GAAP financial measures presented in this discussion:

•

Operating expenses—Selected litigation settlements from 2009 and 2008 (the “Litigation Settlements”) have been excluded since MasterCard monitors some litigation settlements separately from ongoing operations and evaluates ongoing operating performance without these settlements. See “-Operating Expenses” for a table which provides a reconciliation of operating expenses excluding the Litigation Settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between prior periods.

•

Effective income tax rate—The income tax impacts associated with the Litigation Settlements have been excluded to provide a comparison of the effective income tax rate associated with ongoing operations of the business. See “-Income Taxes” for a table which provides a reconciliation of the effective income tax rate excluding the Litigation Settlements to the most directly comparable GAAP measure to allow for a more meaningful comparison of results between periods.

Overview

MasterCard is a leading global payments company that provides a critical economic link among financial institutions, businesses, merchants, cardholders and governments worldwide, enabling them to use electronic forms of payment instead of cash and checks. We provide a variety of services in support of the credit, debit, prepaid and related payment programs of approximately 22,000 financial institutions and other entities that are our customers. We primarily:

•

offer a wide range of payment solutions, which enable our customers to develop and implement credit, debit, prepaid and related payment programs for their customers (which include cardholders, businesses and government entities),

•	manage a family of well-known, widely accepted payment card brands, including MasterCard, Maestro and Cirrus, which we license to our customers for use in their payment programs,

•	process payment transactions over the MasterCard Worldwide Network,

•	provide support services to our customers and, depending upon the service, merchants and other clients, and

•	as part of managing our brands and our franchise, establish and enforce a common set of standards for adherence by our customers for the efficient and secure use of our payment card network.

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

We believe the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment, such as payment card transactions, creates significant opportunities for the growth of our business over the longer term. Our focus is on continuing to:

•	grow our offerings by extending our strength in our core businesses globally, including credit, debit, prepaid and processing payment transactions over the MasterCard Worldwide Network,

•

diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance for our brands in new geographies, seeking to maintain unsurpassed acceptance, and working with new business partners such as merchants, government agencies and telecommunications companies, and

•	build new businesses through continued strategic efforts with respect to innovative payment methods such as electronic commerce (e-Commerce) and mobile capabilities.

See “—Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

We recorded net income of $1.8 billion, or $14.05 per diluted share, in 2010 versus net income of $1.5 billion, or $11.16 per diluted share, in 2009 and a net loss of $0.3 billion, or ($1.94) per diluted share, in 2008. As of December 31, 2010, our liquidity and capital positions remained strong, with $3.9 billion in cash and cash equivalents and current available-for-sale securities and $5.2 billion in equity. In addition, we generated cash flows from operations of $1.7 billion for the year ended December 31, 2010.

Our net revenues increased 8.6% in 2010, primarily due to the increased dollar volume of activity on cards carrying our brands, pricing changes and increased transactions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenue growth by approximately 1 percentage point in 2010. Our net revenues increased 2.1% in 2009, primarily due to increased transactions, pricing changes and increases in the volume of activity on cards carrying our brands, partially offset by approximately 2 percentage points relating to the U.S. dollar average exchange rates strengthening versus the euro and Brazilian real. Historically, we experienced greater growth in net revenues than the revenue growth in 2009. The lower growth rate reflected the impact of the global economic environment in 2009, which negatively affected our customers and their cardholders.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, have impacted and may continue to impact our ability to grow our revenues. Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. In 2010, our processed transactions increased 2.9% and our volumes increased 9.1% on a local currency basis. In 2009, while our processed transactions increased 6.9%, our volumes only increased 1.7% on a local currency basis, reflecting a decline in the average amount per transaction. Our growth in processed transactions in 2010 was lower than in 2009 primarily due to debit portfolio losses in the U.S. and U.K.

During 2010, net pricing actions contributed approximately 5 percentage points to our net revenue growth. These net pricing actions included the effects of price increases during 2009 and 2010, which were partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission. During 2009, net pricing actions contributed approximately 6 percentage points to our net revenue growth. These net pricing actions included price increases in 2009 partially offset by an increase in cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission. Overall, net revenue growth in 2010 and 2009 was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity. Rebates and incentives as a percentage of gross revenues were 26.7%, 24.1% and 22.7% in 2010, 2009 and 2008, respectively.

Our operating expenses decreased 1.8% in 2010 compared to 2009, primarily due to lower general and administrative expenses, partially offset by increased advertising and marketing expenses. The decline in general and administrative expenses was primarily due to lower personnel expenses, partially offset by increased professional fees. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real reduced expenses by approximately 1 percentage point in 2010.

Operating expenses decreased 48.6% in 2009 compared to 2008, primarily due to lower litigation settlements. Excluding the impact of the Litigation Settlements identified in the reconciliation table included in “—Operating Expenses,” operating expenses declined 6.9% in 2009 compared to 2008. In 2009, we realigned our resources and implemented contingency plans in response to the global economic and business environment at that time.

Our ratios of operating income (loss) as a percentage of net revenues, or operating margins, were 49.7% in 2010 versus 44.3% in 2009 and (10.7%) in 2008. In 2008, excluding the impact of the Litigation Settlements, the operating margin was 39.0%.

Other income (expense) varies depending on activities not core to our operations. Other income (expense) increased in 2010 from 2009, including the effects of decreased interest expense on litigation settlements and uncertain tax positions. In 2009, we did not have significant activity comparable to gains realized in 2008. As to income tax expense (benefit), effective income tax rates were 33.0%, 34.1% and 33.7% for the years ended December 31, 2010, 2009 and 2008, respectively.

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc (“DataCash”), a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash in cash on October 22, 2010 at a purchase price of 334 million U.K. pound sterling, or $534 million. DataCash provides e-Commerce merchants with the ability to process secure payments across the world. DataCash develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels. DataCash also has a fraud solutions and technology platform. MasterCard believes the acquisition of DataCash will create a long-term growth platform in the e-Commerce category while enhancing existing MasterCard payment products and expanding its global presence in the internet gateway business.

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd. (“Travelex CPM”) for 290 million U.K. pound sterling, or approximately $458 million, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $55 million, if certain performance targets are met. We will acquire the operations that manage and deliver consumer and corporate prepaid travel cards to business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The acquisition of Travelex CPM is an expansion of MasterCard into program management services. Combined with our existing processing assets and other strategic alliances, the asset will augment and support partners and issuers of prepaid cards around the world, with a focus outside of the United States. The acquisition is intended to enable us to offer end-to-end prepaid solutions encompassing branded switching, issuing, processing and program management services, initially focused on the travel sector. We expect to consummate the acquisition in the first half of 2011.

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. Revenue generated in the United States was approximately 41.6%, 42.4% and 44.1% of total revenues in 2010, 2009 and 2008, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom were significantly impacted by this economic turmoil, and it has also impacted other economies around the world. More recently, European countries including Portugal, Ireland, Greece and Spain have experienced downgrades in sovereign credit ratings by ratings agencies, driven by fiscal challenges. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis and the state of economic environments. The severity of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively impacted, or the Company may be impacted in several ways, including but not limited to the following:

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

•

Government intervention, including the effect of laws, regulations and/or government investments in our customers, may have potential negative effects on our business and our relationships with customers or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could impact the ability of participating financial institutions to lend to us under the terms of our credit facility.

•

Our customers may default on their settlement obligations. See Note 23 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A (Risk Factors) for further discussion.

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and Part I, Item 1A (Risk Factors) for further discussion. In particular, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. See “Risk Factors—Legal and Regulatory Risks—The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A for further discussion, including with respect to: (1) regulation providing for limitations on debit and prepaid “interchange transaction fees”, (2) regulation prohibiting exclusive debit network arrangements and routing restrictions for debit and (3) the creation of independent regulatory bodies with the authority to regulate consumer financial products and, potentially, broader aspects of payment card network operations (e.g., the ability to deem MasterCard “systematically important”). See also “Risk Factors—Legal and Regulatory Risks—New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in Part I, Item 1A.

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

Financial Results

During 2009, the Company: (1) modified its presentation of details of the Company’s major revenue categories included within Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) and (2) reclassified certain cardholder-related enhancement expenses. The modifications to the presentation within this MD&A of the detail of the Company’s revenue categories did not result in any changes to the Company’s historical financial statements and had no effect on the overall calculation of net revenue presented in the financial statements. The reclassification of certain cardholder-related enhancement expenses did not result in any impact to the Company’s overall operating expenses.

Our operating results for the years ended December 31, 2010, 2009 and 2008, were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2010	2009	2008	2010	2009
	(in millions, except per share, percentages and GDV amounts)
Revenues, net	$5,539	$5,099	$4,992	8.6%	2.1%
General and administrative	1,852	1,935	1,996	(4.3)%	(3.1)%
Advertising and marketing	782	756	935	3.5%	(19.2)%
Litigation settlements	5	7	2,483	(26.2)%	(99.7)%
Depreciation and amortization	148	141	112	4.8%	26.2%

Total operating expenses	2,787	2,839	5,526	(1.8)%	(48.6)%

Operating income (loss)	2,752	2,260	(534)	21.8%	522.8%
Total other income (expense)	5	(42)	151	113.2%	(127.8)%

Income (loss) before income taxes	2,757	2,218	(383)	24.3%	678.8%
Income tax expense (benefit)	910	755	(129)	20.5%	684.3%

Net income (loss)	1,847	1,463	(254)	26.3%	676.0%
Income attributable to non-controlling interests	(1)	—	—	* *	* *

Net Income (Loss) Attributable to MasterCard	$1,846	$1,463	$(254)	26.2%	676.0%

Basic Earnings (Loss) per Share	$14.10	$11.19	$(1.94)[1]	26.0%	676.8%
Basic Weighted Average Shares Outstanding	131	130	130	0.7%	(0.2)%
Diluted Earnings (Loss) per Share	$14.05	$11.16	$(1.94)[1]	25.9%	675.3%
Diluted Weighted Average Shares Outstanding	131	130	130	0.8%	0.1%
Effective income tax rate	33.0%	34.1%	33.7%	* *	* *
Gross dollar volume (“GDV”) on a U.S. dollar converted basis (in billions)[2]	$2,727	$2,463	$2,540	10.7%	(3.0)%
Processed transactions[3]	23,052	22,401	20,951	2.9%	6.9%

**	Not meaningful.

[1]

As more fully described in Note 3 (Earnings Per Share) to the consolidated financial statements included in Part II, Item 8, on January 1, 2009, a new accounting standard was adopted related to EPS which required retrospective adjustment of EPS for the year ended December 31, 2008.

[2]

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

[3]

Data represents all transactions processed by MasterCard, including PIN-based online debit transactions, regardless of brand. The numbers were updated in 2009 to exclude a small number of certain processed transactions initiated with cards that do not bear our brands, and in 2010 to exclude a small number of transactions that were processed by both of MasterCard’s processing systems. All prior period data have been revised to be consistent with this revised methodology. Revenue was not impacted by these changes.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For 2010 as compared to 2009, the U.S. dollar average exchange rates strengthened against the euro and weakened against the Brazilian real. The net foreign currency impact of these changes unfavorably impacted net revenue growth by approximately 1 percentage point and favorably impacted expenses by approximately 1 percentage point in 2010. For 2009 as compared to 2008, the U.S. dollar average exchange rates strengthened against the euro and Brazilian real, which resulted in lower revenues and expenses.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV on a U.S. dollar converted basis is compared to GDV on a local currency basis. In 2010, GDV on a U.S. dollar converted basis increased 10.7%, versus GDV growth on a local currency basis of 9.1%. In 2009, GDV on a U.S. dollar converted basis declined 3.0%, versus GDV growth on a local currency basis of 1.7%.

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

We process transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and, among our largest markets, process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada and Brazil.

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

The Company classifies its net revenues into the following five categories:

1.	Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on cards that carry our brands where the merchant country and the cardholder country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and is calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale.

2.	Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the merchant country and the cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees, charged to issuers, for performing currency conversion services.

3.	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. These fees are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction processing fees include charges for the following:

•	Transaction Switching—Authorization, Clearing and Settlement.

a.	Authorization refers to a process in which a transaction is approved by the issuer or, in certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer’s instructions or applicable rules. MasterCard’s rules, which vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. Fees for authorization are primarily paid by issuers.

b.	Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been completed. Fees for clearing are primarily paid by issuers.

c.	Settlement refers to facilitating the exchange of funds between parties. Fees for settlement are primarily paid by issuers.

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

Revenue Analysis

In 2010 and 2009, gross revenues grew 12.5% and 4.0%, respectively. Revenue growth in 2010 was primarily due to increased dollar volume of activity on cards carrying our brands, higher pricing and increased transactions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real reduced revenue growth by approximately 1 percentage point in 2010. Revenue growth in 2009 was primarily due to changes in pricing, increased transactions and increases in the volume of activity on cards carrying our brands, partially offset by unfavorable foreign currency exchange impacts. Rebates and incentives as a percentage of gross revenues were 26.7%, 24.1% and 22.7% in 2010, 2009 and 2008, respectively. Our net revenues in 2010 and 2009 increased 8.6% and 2.1% versus 2009 and 2008, respectively.

Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. In 2010, our processed transactions increased 2.9% and our volumes increased 9.1% on a local currency basis. In 2009, while our processed transactions increased 6.9%, our volumes only increased 1.7% on a local currency basis, reflecting a decline in the average amount per transaction. Our growth in processed transactions in 2010 was lower than in 2009 primarily due to debit portfolio losses in the U.S. and U.K.

Pricing changes increased net revenues by approximately 5 percentage points in 2010. These net pricing changes primarily related to increases in cross-border volume fees in October 2009 partially offset by approximately 3 percentage points attributable to increased cross-border rebates, increases in domestic assessments in April 2010, and increases in transaction processing fees in April 2009. The net pricing change also included an approximately 1 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information.

The pricing structure for our acquirer revenues from cross-border transactions was simplified in the fourth quarter of 2010. Pursuant to the previous structure, MasterCard charged a cross-border volume fee but provided a rebate if MasterCard was allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross border volume fee charged is lower and no rebate is provided. This prospective change has no impact to net revenues.

Pricing changes increased net revenues by approximately 6 percentage points in 2009. The price increases primarily related to increases to transaction processing fees in April 2009 and cross-border volume fees in October 2009. The net pricing change included an approximately 1 percentage point decrease relating to an increase in cross-border rebates to encourage certain behaviors of customers and an approximately 1 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission.

A significant portion of our revenue is concentrated among our five largest customers. In 2010, the net revenues from these customers were approximately $1.5 billion, or 28%, of total net revenues. The loss of any of these customers or their significant card programs could adversely impact our revenues and net income. See “Risk Factors—Business Risks—Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors—Business Risks—We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

The significant components of our net revenues were as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2010	2009	2010	2009
	(in millions, except percentages)
Domestic assessments	$2,642	$2,382	$2,386	$260	$(4)	10.9%	(0.2)%
Cross-border volume fees	1,927	1,509	1,547	418	(38)	27.7%	(2.5)%
Transaction processing fees	2,198	2,042	1,777	156	265	7.6%	14.9%
Other revenues	791	784	751	7	33	1.0%	4.4%

Gross revenues	7,558	6,717	6,461	841	256	12.5%	4.0%
Rebates and incentives (contra-revenues)	(2,019)	(1,618)	(1,469)	(401)	(149)	24.8%	10.1%

Net revenues	$5,539	$5,099	$4,992	$440	$107	8.6%	2.1%

Domestic assessments—There was an increase in domestic assessments of 10.9% in 2010, as compared to a 0.2% decrease in 2009, due to:

•

GDV increased 9.1% during 2010, when measured in local currency terms, and increased 10.7% when measured on a U.S. dollar-converted basis, versus 2009. In 2009, GDV increased 1.7% when measured in local currency terms, and declined 3.0% when measured on a U.S. dollar-converted basis, versus 2008.

•

The net impact of pricing changes increased domestic assessments growth by approximately 4 percentage points in 2010 which included the April 2010 price increase. The October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission had an approximate 1 percentage point unfavorable impact on domestic assessments growth in 2010. In 2009, the effect of pricing changes increased domestic assessments growth by approximately 4 percentage points, of which approximately 1 percentage point was associated with the October 2008 pricing changes which were repealed at the end of June 2009. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information.

•

The net impact of foreign currency relating to the translation of domestic assessments from the euro and Brazilian real to U.S. dollars unfavorably impacted revenue growth by a minimal amount in 2010 and by approximately 2 percentage points in 2009.

Cross-border volume fees—There was an increase in cross-border volume fees of 27.7% in 2010, as compared to a 2.5% decrease in 2009, due to:

•

Cross-border volumes increased 15.2% in 2010, when measured in local currency terms, and increased 15.1%, when measured on a U.S. dollar-converted basis. In 2009, cross-border volumes increased 0.2%, when measured in local currency terms, and decreased 6.2%, when measured on a U.S. dollar-converted basis.

•

Pricing changes represented approximately a net 13 percentage points of cross-border revenue growth in 2010. This increase included approximately 18 percentage points related to pricing changes implemented in October 2009, partially offset by a decrease due to the pricing structure change in October 2010. Furthemore, the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission had an approximate 2 percentage point negative impact on 2010 cross-border revenue growth.

The decrease in 2009 cross-border volume fees was partially offset by approximately 7 percentage points relating to pricing changes. During 2009, the cross-border pricing actions also included an increase to cross-border rebates as discussed in the rebates and incentives discussion below. In addition, approximately 1 percentage point of the 7 percentage point pricing increase was associated with certain pricing changes implemented in October 2008 and repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more information.

•

The net impact of foreign currency relating to the translation of cross-border volume fees from the euro and Brazilian real to U.S. dollars unfavorably impacted cross-border revenue growth by approximately 2 percentage points in both 2010 and 2009.

Transaction processing fees—The increases in transaction processing fees of 7.6% and 14.9% during 2010 and 2009, respectively, were due to:

•	Pricing changes implemented in April 2009 represented approximately 3 percentage points of the increase in 2010 and approximately 8 percentage points of the increase in 2009.

•

Processed transactions increased 2.9% and 6.9% during 2010 and 2009, respectively. Our growth in processed transactions in 2010 was lower than in 2009 due to the continuing effects of prior debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenues to a lesser extent than the percentage decrease in the number of transactions due to the pricing of those products and portfolios.

•

Growth in revenues was partially offset by the effects of transaction processing activities for which revenues are not driven by the number of transactions. Furthermore, the net impact of foreign currency relating to the translation of transaction processing fees from the euro and Brazilian real to U.S. dollars unfavorably impacted growth by approximately 1 percentage point in 2010 and by approximately 2 percentage points in 2009.

Other revenues—The increases in 2010 and 2009 of 1.0% and 4.4%, respectively, were due to:

•	In 2010, there was a slight increase in consulting and cardholder services fees, partially offset by a decrease in fees from the excessive chargeback program and warning bulletins.

•

In 2009 compared to 2008, there were increased compliance and penalty fees, implementation and cardholder services fees and fees for fraud products and services, partially offset by a decline in consulting and research fees.

•

The net impact of foreign currency relating to the translation of other revenues from the euro and Brazilian real to U.S. dollars unfavorably impacted growth by approximately 1 percentage point in both 2010 and 2009.

Rebates and incentives—Rebates and incentives increased 24.8% and 10.1% in 2010 and 2009, respectively. Rebates and incentives as a percentage of gross revenues were 26.7%, 24.1% and 22.7% in 2010, 2009 and 2008, respectively. The amount of rebates and incentives increased due to the following:

•

The 2010 increase was primarily due to higher rebates and incentives for certain new and renewed agreements as well as increased volumes. The Company intends to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants. The 2009 growth in rebates and incentives was primarily driven by certain new and renewed agreements, some of which included shorter performance periods for specific customers. This was partially offset by reduced estimates for rebates and incentives for certain customers which did not achieve contractual performance hurdles, lower cross-border rebates due to a decline in cross-border volume growth and less marketing activity with merchants.

•

Cross-border pricing actions in October 2009 as discussed above under “- Cross-border volume fees”, included an increase to cross-border rebates to encourage certain behaviors of our customers. In 2010, the increase in cross-border rebates contributed approximately 10 percentage points to the increase in rebates and incentives, partially offset by the effects of the pricing structure change in October 2010. The pricing actions in October 2009 contributed approximately 3 percentage points to the increase in rebates and incentives in 2009.

•

There was a minimal net impact of foreign currency relating to the translation of rebates and incentives from the euro and Brazilian real to U.S. dollars in 2010. In 2009, the net impact of foreign currency relating to the translation of rebates and incentives from the euro and Brazilian real to U.S. dollars decreased rebates and incentives by approximately 1 percentage point.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. During 2009, the Company reclassified certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative expenses. These cardholder benefit programs, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $83 million of these expenses have been reclassified in 2008, to conform to the 2009 presentation.

The major components of our operating expenses were as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2010	2009	2010	2009
	(in millions, except percentages)
General and administrative	$1,852	$1,935	$1,996	$(83)	$(61)	(4.3)%	(3.1)%
Advertising and marketing	782	756	935	26	(179)	3.5%	(19.2)%
Litigation settlements	5	7	2,483	(2)	(2,476)	(26.2)%	(99.7)%
Depreciation and amortization	148	141	112	7	29	4.8%	26.2%

Total operating expenses	$2,787	$2,839	$5,526	$(52)	$(2,687)	(1.8)%	(48.6)%

Total operating expenses as a percentage of net revenues	50.3%	55.7%	110.7%

Operating expenses decreased $52 million, or 1.8%, in 2010, compared to 2009, primarily due to lower general and administrative expenses, partially offset by increased advertising and marketing expenses. The impact of foreign currency relating to translation from the euro and Brazilian real to U.S. dollars reduced operating expenses by approximately 1 percentage point in 2010.

Operating expenses decreased approximately $2.7 billion in 2009, compared to 2008. These changes in operating expenses were primarily due to decreased litigation settlements in 2009. In addition, in 2009, MasterCard initiated resource realignment programs, which increased personnel costs due to severance-related expenses, and implemented contingency plans, which reduced certain other operating expenses. The following table compares and reconciles operating expenses, excluding the Litigation Settlements, which is a non-GAAP financial measure, to the operating expenses including the Litigation Settlements, which is the most directly comparable GAAP measurement. Management believes this analysis may be helpful in evaluating ongoing operating expenses and allows for a more meaningful comparison between periods.

	For the year ended December 31, 2009			For the year ended December 31, 2008			Percent Increase (Decrease) Actual	Percent Increase (Decrease) Non-GAAP
	Actual	Special Items	Non-GAAP	Actual	Special Items	Non-GAAP
	(in millions, except percentages)
General and administrative	$1,935	$—	$1,935	$1,996	$—	$1,996	(3.1)%	(3.1)%
Advertising and marketing	756	—	756	935	—	935	(19.2)%	(19.2)%
Litigation settlements	7	(7)	—	2,483	(2,483)	—	(99.7)	* *
Depreciation and amortization	141	—	141	112	—	112	26.2%	26.2%

Total operating expenses	$2,839	$(7)	$2,832	$5,526	$(2,483)	$3,043	(48.6)%	(6.9)%

Total operating expenses as a percentage of net revenues	55.7%		55.5%	110.7%		61.0%

*	Note that figures in the above table may not sum due to rounding.
**	Not meaningful, see “—Litigation Settlements” for more information.

General and Administrative

The major components of general and administrative expenses were as follows:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2010	2009	2010	2009
	(in millions, except percentages)
Personnel	$1,219	$1,365	$1,290	$(146)	$75	(10.7)%	5.8%
Professional fees	204	158	218	46	(60)	28.9%	(27.5)%
Telecommunications	57	69	78	(12)	(9)	(16.6)%	(11.5)%
Data processing	90	86	78	4	8	4.8%	10.3%
Travel and entertainment	58	44	87	14	(43)	31.7%	(48.9)%
Other	224	213	245	11	(32)	4.7%	(13.5)%

General and administrative expenses	$1,852	$1,935	$1,996	$(83)	$(61)	(4.3)%	(3.1)%

•

Personnel expense decreased 10.7% in 2010 compared to 2009. The decline was primarily due to lower severance expense due to a realignment of resources in 2009, lower pension and other retirement-related expenses, and lower share-based compensation expense, partially offset by higher short-term incentive compensation expense. Personnel expense increased 5.8% in 2009 compared to 2008 primarily due to higher costs for severance and pension. Personnel expense included $39 million, $139 million and $33 million for severance-related charges in 2010, 2009 and 2008, respectively. The increased severance costs in 2009 were the result of realignment of our resources and were partially offset by lower contractor costs and reduced payroll costs due to reduced staffing levels. The increased pension costs were primarily due to lower investment returns in 2008.

•

Professional fees consist primarily of legal costs to defend our outstanding litigation and third-party consulting services related to strategic initiatives. Professional fees increased 28.9% in 2010 versus 2009 driven by costs including the evaluation and execution of acquisition, e-Commerce and other strategic opportunities. Professional fees decreased 27.5% in 2009 versus 2008 due to lower legal fees associated with the Litigation Settlements during 2008 and decreased usage of third-party consulting services.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. In 2010, these expenses increased reflecting business development efforts. Cost containment measures resulted in lower travel and entertainment expenses in 2009 versus 2008.

•

Other expenses include rental expense for our facilities, foreign exchange gains and losses, charges for impairment of assets and other miscellaneous administrative expenses. The increase in 2010 includes increased expenses from foreign currency remeasurement and foreign exchange risk management related to the DataCash acquisition and the write-off of an uncollectible receivable, partially offset by the 2009 asset impairment which was not repeated in 2010. The decrease in 2009 was primarily driven by favorable fluctuations in foreign exchange rates partially offset by charges for impairment of assets.

•

The impact of foreign currency relating to the translation of amounts from the euro and the Brazilian real to U.S. dollars reduced general and administrative expenses by approximately 1 percentage point in 2010 and had a minimal impact in 2009.

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

Advertising and marketing expenses increased $26 million, or 3.5%, in 2010 mainly due to customer-specific initiatives and sponsorships. In 2009, advertising and marketing expenses decreased $179 million, or 19.2%, primarily due to cost management initiatives and market realities. Additionally, the impact of foreign currency relating to the translation of amounts from the euro and the Brazilian real to U.S. dollars reduced advertising and marketing expenses by approximately 1 percentage point and 2 percentage points in 2010 and 2009, respectively.

Litigation Settlements

Expense for litigation settlements was $5.0 million, $7.0 million and $2.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for information on litigation settlements.

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

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and recorded a pre-tax charge of $721 million consisting of (i) the monetary amount of the U.S. Merchant Lawsuit Settlement (discounted at 8 percent over the payment term), (ii) certain additional costs in connection with, and in order to comply with, other requirements of the U.S. Merchant Lawsuit Settlement, and (iii) costs to address the merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The $721 million pre-tax charge amount was an estimate, which was subsequently revised based on the approval of the U.S. Merchant Lawsuit Settlement agreement by the court and other factors. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plaintiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard agreed to make a prepayment of its remaining $400 million in payment obligations at a discounted amount of $335 million. The Company paid $335 million on September 30, 2009, in accordance with the Prepayment Agreement.

We recorded liabilities for these and certain other litigation settlements in 2010 and prior years. Total liabilities for litigation settlements changed from December 31, 2008, as follows:

(in millions)
Balance as of December 31, 2008	$1,736
Interest accretion on U.S. Merchant Lawsuit Settlement	21
Interest accretion on American Express Settlement	66
Payments on American Express Settlement	(600)
Payment on U.S. Merchant Lawsuit Settlement	(335)
Gain on prepayment of U.S. Merchant Lawsuit Settlement	(14)
Other payments, accruals and accretion, net	(4)

Balance as of December 31, 2009	870
Interest accretion on American Express Settlement	35
Payments on American Express Settlement	(600)
Other payments, accruals and accretion, net	(3)

Balance as of December 31, 2010	$302

Depreciation and Amortization

Depreciation and amortization expenses increased $7 million, or 4.8%, and $29 million, or 26.2%, in 2010 and 2009, respectively. The net increases in depreciation and amortization expense in both years reflected increased investments in data center equipment, capitalized software and leasehold and building improvements. Additionally, in 2010, the increase included the amortization of intangible assets from the DataCash acquisition. See Note 2 (Acquisition of DataCash Group plc) to the consolidated financial statements included in Part II, Item 8. In 2009, the increase included depreciation on the Company’s global technology and operations center, which was acquired under a capital lease arrangement in 2009. We expect that depreciation and amortization will continue to increase as we continue to invest in property, plant and equipment and software.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. The components of other income (expense) for the years ended December 31, 2010, 2009 and 2008 were as shown below:

	For the Years Ended December 31,			Dollar Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2010	2009	2010	2009
	(in millions, except percentages)
Investment income, net	$57	$58	$183	$(1)	$(125)	(0.7)%	(68.5)%
Interest expense	(52)	(115)	(104)	(63)	11	(55.1)%	11.1%
Other income (expense), net	—	15	72	(15)	(57)	(100.1)%	(78.7)%

Total other income (expense)	$5	$(42)	$151	$47	$(193)	113.2%	(127.8)%

•

Investment income decreased $1 million in 2010, reflecting lower interest rates offset by increased cash balances and realized gains on sales of investments. In 2009, investment income decreased $125 million primarily due to lower interest income as a result of lower interest rates compared to 2008, and a realized gain from the sale of the Company’s RedeCard S.A. investment in 2008. The Company sold the remaining 22% of its shares of common stock in RedeCard S.A., and realized gains of $86 million in 2008.

•

Interest expenses decreased $63 million in 2010 due to a decrease in interest on litigation settlements and on uncertain tax positions. Interest expense increased $11 million in 2009 due to interest accretion associated with the American Express Settlement partially offset by lower interest accretion on the U.S. Merchant Lawsuit Settlement. Additionally, in 2008 there was higher interest expense on uncertain tax positions.

•

Other income decreased $15 million in 2010 compared to 2009 primarily due to a gain in 2009 of approximately $14 million on the prepayment of the Company’s remaining obligation on the U.S. Merchant Lawsuit Settlement, with no comparable events in 2010. Other income decreased in 2009 due to a $75 million gain related to the termination of a customer business agreement that was recognized in 2008. See Note 26 (Other Income) to the consolidated financial statements included in Part II, Item 8 for additional discussion.

Income Taxes

The effective income tax rates for the years ended December 31, 2010, 2009 and 2008 were 33.0%, 34.1%, and 33.7%, respectively. The tax rate for 2010 was lower than the tax rate for 2009 due primarily to the 2010 impact of actual and anticipated repatriations from foreign subsidiaries, partially offset by discrete adjustments in 2010 and 2009. The tax rate for 2009 was higher than the tax rate for 2008 due primarily to litigation settlement charges recorded in 2008, which resulted in a pretax loss in a higher tax rate jurisdiction and pretax income in lower tax jurisdictions. In addition, deferred tax assets were remeasured and reduced by $15 million and $21 million in 2009 and 2008, respectively, due to changes in our state effective tax rate. As a result of the remeasurements, our income tax expense was increased for the same amounts.

The components impacting the effective income tax rates as compared to the U.S. federal statutory tax rate of 35.0% are as follows:

	For the years ended December 31,
	2010		2009		2008
	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
	(in millions, except percentages)
Income (loss) before income tax expense	$2,757		$2,218		$(383)
Federal statutory tax	965	35.0%	776	35.0%	(134)	35.0%
State tax effect, net of federal benefit	19	0.7	25	1.1	11	(2.9)
Foreign tax effect, net of federal benefit	(24)	(0.9)	(22)	(1.0)	2	(0.5)
Non-deductible expenses and other differences	23	0.9	(18)	(0.7)	2	(0.7)
Tax exempt income	(5)	(0.2)	(6)	(0.3)	(10)	2.8
Foreign repatriation	(68)	(2.5)	—	—	—	—

Income tax expense (benefit)	$910	33.0%	$755	34.1%	$(129)	33.7%

The Company’s GAAP effective income tax rate for 2008 was significantly affected by the tax benefits related to the charges for the Litigation Settlements. Due to the non-recurring nature of these items, the Company believes that the calculation of the 2009 and 2008 effective tax rates, excluding the impacts of the Litigation Settlements, which are non-GAAP financial measures, will be helpful in comparing effective tax rates for 2009 and 2008, which are the most directly comparable GAAP measures.

	GAAP effective tax rate calculation
	2010	2009	2008
	(in millions, except percentages)
Income (loss) before income taxes	$2,757	$2,218	$(383)
Income tax expense (benefit)[1]	910	755	(129)

Net income (loss)	$1,847	$1,463	$(254)

Effective tax rate	33.0%	34.1%	33.7%

	Non-GAAP effective tax rate calculation
	2009	2008
	(in millions, except percentages)
GAAP income (loss) before income taxes	$2,218	$(383)
Litigation settlements	7	2,483

Non-GAAP income before income taxes	$2,225	$2,100

Income tax expense (benefit)[1]	755	(129)
Impact of litigation settlements on income tax expense (benefit)	(2)	(941)

Non-GAAP income tax expense	758	812

Non-GAAP net income	$1,467	$1,288

Non-GAAP effective tax rate	34.1%	38.7%

*	Note that figures in the above table may not sum due to rounding.
[1]	The Litigation Settlements will be deductible in future periods as payments are made and are therefore considered in the calculation of non-GAAP income tax expense.

During 2010, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods increased by $19 million. The increase in the Company’s unrecognized tax benefits for 2010 is primarily due to judgments related to current year tax positions. As of December 31, 2010, the Company’s unrecognized tax benefits related to positions taken during the current and prior periods were $165 million, all of which would reduce the Company’s effective tax rate if recognized.

The Company’s operations are conducted in various geographies with different tax rates. As the Company’s operations evolve, this may impact the Company’s future effective tax rate. As a result of the Company’s expansion in its business activities in Asia Pacific (with its regional headquarters in Singapore), it received a tax incentive grant from the Singapore Ministry of Finance. The incentive is effective as of January 1, 2010, and provides for a 5% income tax rate based on annual taxable income in excess of a base amount for a 10-year period. The Company did not recognize significant tax benefits in 2010 as a result of the incentive as its expansion commenced in November 2010. The Company continues to explore additional opportunities in this region which may result in a tax rate potentially lower than 5%.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations; to provide for credit and settlement risk; to finance capital expenditures; to make continued investments in our business and to service our obligations related to litigation settlements. At December 31, 2010 and 2009, we had $3.9 billion and $2.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Our equity was $5.2 billion and $3.5 billion as of December 31, 2010 and 2009, respectively.

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc, a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of 334 million U.K. pound sterling, or $534 million.

On December 9, 2010, MasterCard entered into an agreement to acquire Travelex CPM. Pursuant to the terms of the acquisition agreement, the Company is expected to acquire Travelex CPM at a purchase price of approximately 290 million U.K. pound sterling, or approximately $458 million, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $55 million, if certain performance targets are met. The acquisition is expected to be consummated in the first half of 2011.

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. As of February 16, 2011, the Company had completed the repurchase of approximately 0.3 million shares of its Class A common stock at a cost of approximately $75 million. The timing and actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.

We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A; Note 20 (Obligations Under Litigation Settlements) and Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8; and “—Business Environment” in Part II, Item 7 for additional discussion of these and other risks facing our business.

Cash Flow

The table below shows a summary of the cash flows from operating, investing and financing activities:

				Percent Increase (Decrease)
	2010	2009	2008	2010	2009
	(in millions, except percentages)
Cash Flow Data:
Net cash provided by operating activities	$1,697	$1,378	$413	23.1%	233.5%
Net cash (used in) provided by investing activities	(641)	(664)	202	(3.5)%	(429.4)%
Net cash provided by (used in) financing activities	19	(185)	(751)	110.9%	(75.4)%

Balance Sheet Data:
Current assets	$6,454	$5,003	$4,312	29.0%	16.0%
Current liabilities	3,143	3,167	2,990	(0.7)%	5.9%
Long-term liabilities	478	791	1,553	(39.8)%	(49.1)%
Equity	5,216	3,512	1,932	48.6%	81.8%

Net cash provided by operating activities for the year ended December 31, 2010 was $1.7 billion, compared to $1.4 billion and $413 million in 2009 and 2008, respectively. In 2010, cash from operations was primarily due to operating income, an increase in settlements due to customers, and an increase in accrued expenses, partially offset by litigation settlement payments, an increase in accounts receivable and income taxes receivable and the effect of stock units withheld for taxes. In 2009, cash from operations was primarily due to operating income, collections of accounts receivable and income taxes receivable and increases in accrued expenses for personnel and advertising costs, partially offset by approximately $946 million in litigation settlement payments. In 2008, cash from operations resulted from an increase of $2.5 billion in litigation settlement obligations, partially offset by $1.3 billion in payments for litigation settlements and increases in accounts receivable and income taxes receivable.

Net cash used in investing activities in 2010 primarily related to the DataCash acquisition and expenditures for our global network, partially offset by net cash inflows from investment security activities. Net cash used in investing activities in 2009 primarily related to net purchases of investment securities and expenditures for our global network. Net cash provided by investing activities in 2008 primarily related to net sales of investment securities, partially offset by expenditures for our payment card network and an acquisition of a business.

The auction rate securities (“ARS”) market was illiquid as of December 31, 2010 and 2009 and therefore our ARS are classified as long-term available-for-sale securities. We had $118 million and $212 million of ARS, at amortized cost, as of December 31, 2010 and 2009, respectively. Although the ARS market is illiquid, issuer call and redemption activity at par occurred periodically during 2010 and 2009. See Note 6 (Investment Securities) to the consolidated financial statements included in Part II, Item 8 for more information.

Net cash used in financing activities in 2010 and 2009 included the payment of dividends offset by cash provided by the tax benefit from share based compensation. The repayment of debt in 2009 and 2008 utilized cash of $149 million and $80 million, respectively. In addition, the acquisition of 2.8 million shares of our Class A common stock in 2008 under share repurchase programs utilized approximately $650 million. See Note 16 (Consolidation of Variable Interest Entity), Note 15 (Debt) and Note 17 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8 for more information on our debt repayments of $149 million and $80 million and the stock repurchases, respectively.

Dividends

On December 7, 2010, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 9, 2011 to holders of record on January 10, 2011 of our Class A common stock and Class B common stock. The aggregate amount payable for this dividend was $20 million as of December 31, 2010.

On February 8, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 9, 2011 to holders of record on April 8, 2011 of our Class A common stock and Class B common stock. The aggregate amount needed for this dividend is estimated to be $20 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

Credit Availability

On November 22, 2010, the Company entered into a committed three-year unsecured $2.75 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on November 22, 2013, replaced the Company’s prior credit facility which was to expire on April 26, 2011 (the “Prior Credit Facility”). The available funding under the Prior Credit Facility was $2.5 billion from April 28, 2006 through April 27, 2010 and then decreased to $2 billion for the remaining period of the Prior Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. The facility fee and borrowing cost under the Credit Facility are contingent upon our credit rating. At December 31, 2010, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the

Credit Facility and had no borrowings under the Credit Facility at December 31, 2010. MasterCard was in compliance with the covenants of the Prior Credit Facility and had no borrowings under the Prior Credit Facility at December 31, 2009. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

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

Future Obligations

In addition to the $458 million commitment to purchase Travelex CPM, the following table summarizes our obligations as of December 31, 2010 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our existing balances of cash and cash equivalents.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(in millions)
Capital leases[1]	$50	$7	$43	$—	$—
Operating leases[2]	97	26	36	19	16
Sponsorship, licensing and other[3,4]	534	330	182	21	1
Litigation settlements[5]	308	304	4	—	—
Debt[6]	20	20	—	—	—

Total	$1,009	$687	$265	$40	$17

*	Note that totals in above table may not sum due to rounding.
[1]

Mostly related to certain property, plant and equipment. The capital lease for our global technology and operations center located in O’Fallon, Missouri has been excluded from this table; see Note 9 (Property, Plant and Equipment) to the consolidated financial statements included in Part II, Item 8 for further discussion. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $666 million as of December 31, 2010 related to customer and merchant agreements.

[4]

Includes current liability of $4 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires two remaining quarterly payments in the first half of 2011 of $150 million each.

[6]

Debt primarily represents amounts due for the acquisition of MasterCard France. We also have various credit facilities for which there were no outstanding balances at December 31, 2010 that, among other things, would provide liquidity in the event of settlement failures by our members. Our debt obligations would change if one or more of our members failed and we borrowed under these credit facilities to settle on our members’ behalf or for other reasons.

Seasonality

Historically, our quarterly gross revenues have been positively impacted in the fourth quarter by increases in purchase volume related to the holiday shopping period, with corresponding higher rebates and incentives to our customers. Also, operating expenses have historically been higher in the fourth quarter due to additional advertising and promotions related to the holiday period. The economic crisis in 2008 caused our operating results to diverge from these historical trends as gross revenues in the fourth quarter of 2008 were negatively impacted by lower purchase volumes and transactions. In response, MasterCard accelerated its cost savings initiatives in the quarter, with particular focus on advertising, personnel and travel expenses. The results for the fourth quarters of 2009 and 2010 were more consistent with the historical trends.

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
Revenue Recognition

Domestic assessments require an estimate of our customers’ quarterly GDV or GEV to recognize quarterly domestic assessments.

Domestic assessments included an estimate representing 13% of total domestic assessments in each of 2010, 2009 and 2008 and 6% of total net revenues in 2010, 2009 and 2008.

Our revenue recognition policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part II, Item 8 of this Report.

Customers’ GDV and GEV are estimated by using historical performance, transactional information accumulated from our systems and discussions with our customers.

Such estimates are subsequently validated against the GDV or GEV reported by our customers. Differences are adjusted in the period the customer reports.

If customers’ actual performance is not consistent with our estimates of their performance, realized revenues may be materially different than initially estimated. Historically, our estimates have differed from the actual performance by less than 5% of the estimates on a quarterly basis.

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

If customers’ actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially estimated.

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Note 20 (Obligations Under Litigation Settlements) and Note 22 (Legal and Regulatory Proceedings) to the consolidated financial statements in Part II, Item 8 of this Report, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.	We evaluate the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which we are party. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Income Taxes

In calculating our effective tax rate, we need to make estimates regarding the timing and amount of taxable and deductible items which will adjust the pretax income earned in various tax jurisdictions.	Through our interpretation of local tax regulations, adjustments to pretax income for income earned in various tax jurisdictions are reflected within various tax filings.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may differ by a material amount.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.	If it is determined that we are able to realize deferred tax assets in excess of the net carrying value or to the extent we are unable to realize a deferred tax asset, we would adjust the valuation allowance with a corresponding increase or decrease to earnings.

We record tax liabilities for uncertain tax positions taken, or expected to be taken, which may not be sustained or may only be partially sustained, upon examination by the relevant taxing authorities.	We considered all relevant facts and current authorities in the tax law in assessing whether any benefit resulting from an uncertain tax position was more likely than not to be sustained and, if so, how current law impacts the amount reflected within these financial statements.	If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained, this would decrease or increase earnings in the period. In certain situations, the Company will have offsetting tax credits or taxes in other jurisdictions.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations.	We considered business plans, planning opportunities, and expected future outcomes in assessing the needs for future expansion and support of our international operations.	If our business plans change or our future outcomes differ from our expectations, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

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

	Our estimates of customer performance are based on historical customer performance, discussions with our customer and our expectations for the future.	If events or changes in circumstances occur, additional impairment charges related to our prepaid customer and merchant incentives may be incurred. The carrying value of prepaid customer and merchant incentives was $497 million at December 31, 2010.

Financial Statement Caption/ Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Goodwill and Intangible Assets (excluding Capitalized Software)

We perform analyses of goodwill and indefinite-lived intangible assets on an annual basis or sooner if indicators of impairment exist. We review intangible assets with finite lives for impairment based on undiscounted cash flows when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Goodwill and intangible assets are assigned to our reporting units. The fair value of each reporting unit is compared to the carrying value of the respective reporting unit. Our goodwill policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part II, Item 8 of this report.

	We utilized a weighted income and market approach for determining the fair values of our reporting units. Our significant valuation-related judgments related to goodwill and intangible asset impairment tests include, as applicable, forecasting cash flows, selection of discount rates and selection of comparable companies. We used both internal and external data to make these judgments.	If market conditions or business conditions change in the future, we may be exposed to impairment charges associated with goodwill and/or intangible assets. The net carrying value of goodwill and intangible assets, excluding capitalized software, was $971 million, including $194 million of unamortizable customer relationships, as of December 31, 2010.

We determined that the majority of our customer relationships, which are intangible assets, have indefinite lives. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.	We used internal data and estimates regarding changes in our customer relationships and future cash flows to assess the indefinite life and assess fair value.	If a definite life is deemed to be more appropriate, it would require amortization of the customer relationships which would result in a decline in future net income.

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

Fair value disclosures—In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, a new accounting standard was issued. This standard provides new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company adopted this accounting standard upon its effective date, periods ending on or after December 15, 2010, and the adoption had no impact on the Company’s financial position or results of operations.

Impairment testing for goodwill—In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company will adopt this accounting standard on January 1, 2011, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

Business combinations—In December 2010, a new accounting standard was issued. This standard requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company will adopt this accounting standard on January 1, 2011, and the adoption will have no impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at December 31, 2010 as compared to December 31, 2009. The Wall Street Reform and Consumer Protection Act includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

Foreign Exchange Risk

We enter into forward contracts to manage foreign exchange risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currencies. We also enter into forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional currencies, principally the U.S. dollar and euro. The terms of the forward contracts are generally less than 18 months.

The table below shows a summary of derivative contracts classified by functional currency:

U.S. Dollar Functional Currency
(in millions)
	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$36	$1	$38	$—
Commitments to sell foreign currency	129	(2)	50	(1)

Euro Functional Currency
(in millions)
	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$2	$—	$16	$—
Commitments to sell foreign currency	14	—	45	—

U.K. Pound Sterling Functional Currency
(in millions)
	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Commitments to purchase foreign currency	$—	$—	$—	$—
Commitments to sell foreign currency	5	—	—	—

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the typical one business day timeframe between setting the foreign exchange rates and clearing the financial transactions and by confining the supported settlement currencies to the U.S. dollar or one of 16 other transaction currencies. The remaining 134 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our investments in debt securities, which we generally hold as available-for-sale investments. Our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. The fair value and maturity distribution of the Company’s available for sale investments as of December 31 was as follows:

				Maturity
		(in millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2010	No Contractual Maturity	2011	2012	2013	2014	2015	2016 and thereafter
Municipal bonds	fixed interest	$315	$—	$8	$33	$93	$69	$55	$57
Short-term bond funds	fixed/variable interest	516	516	—	—	—	—	—	—
Auction rate securities	variable interest	106	—	—	—	—	—	—	106

Total		$937	$516	$8	$33	$93	$69	$55	$163

				Maturity
		(in millions)
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2009	No Contractual Maturity	2010	2011	2012	2013	2014	2015 and thereafter
Municipal bonds	fixed interest	$514	$—	$28	$97	$96	$120	$80	$93
Short-term bond funds	fixed/variable interest	310	310	—	—	—	—	—	—
Auction rate securities	variable interest	180	—	—	—	—	—	—	180

Total		$1,004	$310	$28	$97	$96	$120	$80	$273

At December 31, 2010, we have a credit facility which provides liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. We had no borrowings under this facility at December 31, 2010 or 2009. See Note 15 (Debt) to the consolidated financial statements in Part II, Item 8 for additional information.

Equity Price Risk

The Company did not have significant equity price risk as of December 31, 2010 and 2009.

Item 8.    Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework. Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 24, 2011

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,067	$2,055
Investment securities available-for-sale, at fair value	831	824
Investment securities held-to-maturity	300	—
Accounts receivable	650	536
Settlement due from customers	497	459
Restricted security deposits held for customers	493	446
Prepaid expenses	315	313
Deferred income taxes	216	244
Other current assets	85	126

Total Current Assets	6,454	5,003
Property, plant and equipment, at cost, net of accumulated depreciation	439	449
Deferred income taxes	5	264
Goodwill	677	309
Other intangible assets, net of accumulated amortization	530	415
Auction rate securities available-for-sale, at fair value	106	180
Investment securities held-to-maturity	36	338
Prepaid expenses	365	328
Other assets	225	184

Total Assets	$8,837	$7,470

LIABILITIES AND EQUITY
Accounts payable	$272	$290
Settlement due to customers	636	478
Restricted security deposits held for customers	493	446
Obligations under litigation settlements	298	607
Accrued expenses	1,315	1,225
Other current liabilities	129	121

Total Current Liabilities	3,143	3,167
Deferred income taxes	74	80
Obligations under litigation settlements	4	263
Long-term debt	—	22
Other liabilities	400	426

Total Liabilities	3,621	3,958
Commitments and Contingencies (Notes 19, 20 and 22)
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 129,436,818 and 116,534,029 shares issued and 122,696,228 and 109,793,439 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 8,202,380 and 19,977,657 issued and outstanding, respectively	—	—
Class M common stock, $.0001 par value; authorized 0 and 1,000,000 shares, 0 and 1,812 shares issued and outstanding, respectively	—	—
Additional paid-in-capital	3,445	3,412
Class A treasury stock, at cost, 6,740,590 shares, respectively	(1,250)	(1,250)
Retained earnings	2,915	1,148
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	105	212
Defined benefit pension and other postretirement plans, net of tax	(12)	(15)
Investment securities available-for-sale, net of tax	2	(3)

Total accumulated other comprehensive income	95	194

Total Stockholders’ Equity	5,205	3,504
Non-controlling interests	11	8

Total Equity	5,216	3,512

Total Liabilities and Equity	$8,837	$7,470

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Revenues, net	$5,539	$5,099	$4,992
Operating Expenses
General and administrative	1,852	1,935	1,996
Advertising and marketing	782	756	935
Litigation settlements	5	7	2,483
Depreciation and amortization	148	141	112

Total operating expenses	2,787	2,839	5,526

Operating income (loss)	2,752	2,260	(534)
Other Income (Expense)
Investment income, net	57	58	183
Interest expense	(52)	(115)	(104)
Other income (expense), net	—	15	72

Total other income (expense)	5	(42)	151

Income (loss) before income taxes	2,757	2,218	(383)
Income tax expense (benefit)	910	755	(129)

Net income (loss)	1,847	1,463	(254)
Income attributable to non-controlling interests	(1)	—	—

Net Income (Loss) Attributable to MasterCard	$1,846	$1,463	$(254)

Basic Earnings (Loss) per Share (Note 3)	$14.10	$11.19	$(1.94)

Basic Weighted Average Shares Outstanding (Note 3)	131	130	130

Diluted Earnings (Loss) per Share (Note 3)	$14.05	$11.16	$(1.94)

Diluted Weighted Average Shares Outstanding (Note 3)	131	130	130

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Operating Activities
Net income (loss)	$1,847	$1,463	$(254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148	141	112
Gain on sale of Redecard S.A. available-for-sale securities	—	—	(86)
Share based payments	63	88	61
Stock units withheld for taxes	(126)	(28)	(67)
Tax benefit for share based compensation	(85)	(39)	(48)
Impairment of assets	4	16	13
Accretion of imputed interest on litigation settlements	35	86	77
Deferred income taxes	248	337	(484)
Other	2	(11)	15
Changes in operating assets and liabilities:
Accounts receivable	(115)	122	(116)
Income taxes receivable	(50)	190	(198)
Settlement due from customers	(61)	54	183
Prepaid expenses	(48)	(113)	(101)
Obligations under litigation settlement	(603)	(939)	1,255
Accounts payable	(19)	34	8
Settlement due to customers	186	(66)	(53)
Accrued expenses	265	82	51
Net change in other assets and liabilities	6	(39)	45

Net cash provided by operating activities	1,697	1,378	413

Investing Activities
Acquisition of business, net of cash acquired	(498)	(3)	(82)
Purchases of property, plant and equipment	(61)	(57)	(76)
Capitalized software	(90)	(83)	(95)
Purchases of investment securities available-for-sale	(329)	(333)	(520)
Purchases of investment securities held-to-maturity	—	(300)	—
Proceeds from sales of investment securities, available-for-sale	297	98	965
Proceeds from maturities of available-for-sale securities	110	36	12
Investment in nonmarketable equity investments	(67)	(18)	—
Other investing activities	(3)	(4)	(2)

Net cash (used in) provided by investing activities	(641)	(664)	202

Financing Activities
Tax benefit for share based compensation	85	39	48
Exercise of stock options	11	9	9
Dividends paid	(79)	(79)	(79)
Investment in (redemption of) non-controlling interest	2	(5)	—
Purchase of treasury stock	—	—	(649)
Payment of debt	—	(149)	(80)

Net cash provided by (used in) financing activities	19	(185)	(751)

Effect of exchange rate changes on cash and cash equivalents	(63)	21	(18)

Net increase (decrease) in cash and cash equivalents	1,012	550	(154)
Cash and cash equivalents—beginning of period	2,055	1,505	1,659

Cash and cash equivalents—end of period	$3,067	$2,055	$1,505

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Common Shares		Additional Paid-In Capital	Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2007	$3,032	$38	$278	$—	$—	$3,312	$(601)	$5
Net loss	(254)	(254)	—	—	—	—	—	—
Other comprehensive loss, net of tax	(169)	—	(169)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(79)	(20)	—	—	—	(59)	—	—
Share based payments	61	—	—	—	—	61	—	—
Stock units withheld for taxes	(67)	—	—	—	—	(67)	—	—
Tax benefit for share based compensation	48	—	—	—	—	48	—	—
Purchases of treasury stock	(649)	—	—	—	—	—	(649)	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	9	—	—	—	—	9	—	—

Balance at December 31, 2008	1,932	(236)	109	—	—	3,304	(1,250)	5
Redemption of non-controlling interest	(5)	—	—	—	—	—	—	(5)
Investment in majority owned entity	8	—	—	—	—	—	—	8
Net income	1,463	1,463	—	—	—	—	—	—
Other comprehensive income, net of tax	85	—	85	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(79)	(79)	—	—	—	—	—	—
Share based payments	88	—	—	—	—	88	—	—
Stock units withheld for taxes	(28)	—	—	—	—	(28)	—	—
Tax benefit for share based compensation	39	—	—	—	—	39	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	9	—	—	—	—	9	—	—

Balance at December 31, 2009	3,512	1,148	194	—	—	3,412	(1,250)	8
Investment in majority owned entity	2	—	—	—	—	—	—	2
Net income	1,847	1,846	—	—	—	—	—	1
Other comprehensive loss, net of tax	(99)	—	(99)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(79)	(79)	—	—	—	—	—	—
Share based payments	63	—	—	—	—	63	—	—
Stock units withheld for taxes	(126)	—	—	—	—	(126)	—	—
Tax benefit for share based compensation	85	—	—	—	—	85	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	11	—	—	—	—	11	—	—

Balance at December 31, 2010	$5,216	$2,915	$95	$—	$—	$3,445	$(1,250)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Net Income (Loss)	$1,847	$1,463	$(254)
Other comprehensive income (loss):
Foreign currency translation adjustments	(107)	37	(41)
Defined benefit pension and postretirement plans	5	45	(63)
Income tax effect	(2)	(17)	23

	3	28	(40)
Investment securities available-for-sale	17	33	(52)
Income tax effect	(6)	(12)	18

	11	21	(34)
Reclassification adjustment for investment securities available-for-sale	(9)	(2)	(84)
Income tax effect	3	1	30

	(6)	(1)	(54)
Other comprehensive income (loss), net of tax	(99)	85	(169)

Comprehensive Income (Loss)	1,748	1,548	(423)
Income attributable to non-controlling interests	(1)	—	—

Comprehensive Income (Loss) Attributable to MasterCard	$1,747	$1,548	$(423)

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

Consolidation and basis of presentation—The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The Company is a variable interest holder in certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack the ability to control the entity’s activities (referred to as VIEs). These variable interests arise from contractual, ownership or other monetary interests in the entities. The Company consolidates a VIE if it is the primary beneficiary, defined as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an on-going basis. Investments in variable interest entities for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments. See Note 16 (Consolidation of Variable Interest Entity) for further discussion.

Non-controlling interest represents the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interests. Non-controlling interests are reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.

The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds 20% or more of the common stock in the entity. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for investments under the historical cost method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the common stock of the entity. Investments for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheet.

Reclassification of prior period amounts—Certain prior period amounts have been reclassified to conform to the 2010 presentation. Additionally, in 2009, the Company reclassified amounts that primarily related to the adoption of certain accounting standards and the reclassification of certain cardholder-related enhancement expenses, which were previously classified as advertising and marketing expenses, to general and administrative

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

expenses. These cardholder benefit program expenses, such as insurance and card replacements, were previously deemed promotional features of the cards and over time have become standard product offerings in certain card categories. Approximately $83 million of these expenses were reclassified for the year ended December 31, 2008 to conform to the 2009 presentation.

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

Fair value—The Company measures certain financial assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring all of its assets and liabilities at fair value.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company’s non financial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. As the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy. See Note 5 (Fair Value) for information about methods and assumptions. The Company has not elected to apply the fair value option to its eligible financial assets and liabilities.

Cash and cash equivalents—Cash and cash equivalents include certain liquid investments with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Restricted Cash—The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage. Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.

Investment securities—The Company classifies investments in debt securities as held-to-maturity or available-for-sale and classifies investments in equity securities as available-for-sale or trading. Available-for-sale securities that are available to meet the Company’s current operational needs are classified as current assets. Available-for-sale securities that are not available to meet the Company’s current operational needs are classified as non-current assets.

Investments in debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the debt securities to maturity and are stated at amortized cost. Investments in debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income (loss). Net realized gains and losses on debt securities are recognized in investment income on the consolidated statement of operations.

The fair values of the Company’s short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy. The fair values of the Company’s available-for-sale municipal bonds are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The fair value determination for the Company’s Auction Rate Securities (“ARS”) is based primarily on an income approach and is therefore included in Level 3 of the Valuation Hierarchy. See Note 5 (Fair Value) and Note 6 (Investment Securities) for additional disclosures related to the fair value standard.

The Company has incorporated the considerations of guidance pertaining to determining the fair value of financial assets in inactive markets in its assessment of the fair value of its ARS as of December 31, 2010 and 2009. The guidance provides consideration of how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. See Note 5 (Fair Value) for further detail.

Investments in equity securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income (loss). Net realized gains and losses on available-for-sale equity securities are recognized in investment income on the consolidated statement of operations. The specific identification method is used to determine realized gains and losses.

Available-for-sale debt and equity securities are evaluated for other than temporary impairment on an ongoing basis. If an investment is determined to be other than temporarily impaired, realized losses are recognized in investment income on the consolidated statements of operations.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Restricted security deposits held for MasterCard International members—MasterCard requires and holds cash deposits and certificates of deposit from certain members of MasterCard International as collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet. However, the majority of collateral for settlement is typically in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet.

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

Business combinations—The Company accounts for businesses acquired in business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related costs are expensed separately from the business combination and are included in general and administrative expenses. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill.

Goodwill—Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of businesses accounted for as business combinations. The Company tests its goodwill for impairment annually as of October 1, or sooner if indicators of impairment exist. The impairment evaluation utilizes a two step approach. The first step is to determine if the carrying value of the reporting unit including its goodwill exceeds its fair value. If so, the second step measures the amount of the impairment loss. Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statement of operations. See Note 10 (Goodwill) for additional information on the Company’s goodwill.

Intangible assets—Intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets, which have finite lives, and customer relationships related to the acquisition of Europay International S.A. in 2002, which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives, which range from 1 to 10 years, under the straight-line method. For capitalized software, MasterCard capitalizes average internal costs incurred for payroll and payroll related expenses by department for the employees who directly devote time to the design, development and testing phases of each capitalized software project.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment losses are recognized when the expected undiscounted cash flows of an asset group are less than the carrying value. Impairment charges are recorded in general and administrative expense on the consolidated statement of operations. Intangible assets with indefinite lives are tested for impairment annually as of October 1, or sooner if indicators of impairment exist. Impairment exists if the fair value of the indefinite-lived intangible asset is less than carrying value. See Note 11 (Other Intangible Assets) for further detail on impairment charges and other information regarding intangible assets.

Treasury stock—The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Litigation—The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. Except as described in Note 20 (Obligations Under Litigation Settlements) and Note 22 (Legal and Regulatory Proceedings), MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments. Legal costs are expensed as incurred and recorded in general and administrative expenses.

Settlement and other risk management—MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company’s settlement exposure. Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro-branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement exposure under the guarantee is short term and typically limited to a few days. In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Company’s Board of Directors, members may be charged for the amount of any settlement losses incurred during the ordinary activities of the Company. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. The Company may also have other guarantee obligations in the course of its business. The Company accounts for each of its guarantees issued or modified after December 31, 2002, the adoption date of the relevant accounting standard, by recording the guarantee at its fair value at the inception or modification of the guarantee through earnings. To the extent that a guarantee is modified subsequent to the inception of the guarantee, the Company remeasures the fair value of the guarantee at the date of modification through earnings.

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. See Note 5 (Fair Value) and Note 23 (Settlement and Other Risk Management).

Derivative financial instruments—The Company accounts for all derivatives, whether designated in hedging relationships or not, by recording them on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them. The Company’s foreign exchange forward contracts are

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

included in level 2 of the Valuation Hierarchy as the fair value of these contracts are based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2010 and 2009.

Income taxes—The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed as separate line items or are included in other current liabilities on the consolidated balance sheet. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including all significant uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet.

The Company records interest expense related to income tax matters as interest expense in its statement of operations. The company includes penalties related to income tax matters in the income tax provision.

The Company does not provide for U.S. federal income tax and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries when such earnings are intended to be reinvested indefinitely outside of the U.S.

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

Volume-based revenues (domestic assessments and cross-border volume fees) are recorded as revenue in the period they are earned, which is when the related volume is generated on the cards. Certain quarterly revenues are estimated based upon aggregate transaction information and historical and projected customer quarterly volumes. Actual results may differ from these estimates. Transaction-based revenues (transaction processing fees) are calculated by multiplying the number and type of transactions by the specific price for each service. Transaction-based fees are recognized as revenue in the same period as the related transactions occur. Other payment-related services are dependent on the nature of the products or services provided to our customers and are recognized as revenue in the same period as the related transactions occur or services are rendered.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Advertising expense—The cost of media advertising is expensed when the advertising takes place. Advertising production costs are expensed as incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit based on the estimated value of certain events.

Foreign currency translation—The Company’s functional currencies include the U.S. dollar, the euro, the Brazilian real, the Australian dollar, and the U.K. pound sterling. For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to U.S. dollars using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates, and revenue and expense accounts are remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses related to remeasurement are included in general and administrative expenses in the consolidated statement of operations.

Where a non-U.S. currency is the functional currency, translation from that functional currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income (loss).

Earnings (loss) per share—A new accounting standard related to instruments granted in share-based payment transactions became effective for the Company on January 1, 2009, resulting in the retrospective adjustment of earnings per share (“EPS”) for prior periods. See Note 3 (Earnings (Loss) Per Share) for further detail.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Fair value disclosures—In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company will adopt the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption will have no impact on the Company’s financial position or results of operations.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, a new accounting standard was issued. This standard provides new disclosure guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company adopted this accounting standard upon its effective date, periods ending on or after December 15, 2010, and the adoption had no impact on the Company’s financial position or results of operations.

Impairment testing for goodwill—In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company will adopt this accounting standard on January 1, 2011, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

Business combinations—In December 2010, a new accounting standard was issued. This standard requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company will adopt this accounting standard on January 1, 2011, and the adoption will have no impact on the Company’s financial position or results of operations.

Note 2. Acquisition of DataCash Group plc

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc (“DataCash”), a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of 334 million U.K. pound sterling, or $534 million. There was no contingent consideration related to the acquisition.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

MasterCard had exposure to foreign exchange rate fluctuations related to the DataCash acquisition price. As a result, the Company purchased foreign currency option contracts to limit the risk. See Note 24 (Foreign Exchange Risk Management) for further details.

The following table summarizes the purchase price allocation for the DataCash acquisition:

Fair Value at October 22, 2010
(in millions)
Current assets	$48
Property, plant and equipment	3
Intangible assets	129
Goodwill	402
Other assets	7

Total assets acquired	589

Current liabilities	(24)
Non-current liabilities	(31)

Total liabilities assumed	(55)

Net assets acquired	$534

Purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on October 22, 2010, the acquisition date. The excess of purchase consideration over net assets acquired was recorded as goodwill. The Company expects value from expanding the Company’s e-Commerce payment and related electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels, and other synergies. None of the $402 million of goodwill is expected to be deductible for tax purposes.

Intangible assets consist of developed technologies, customer relationships, tradenames and non-compete agreements, which have useful lives ranging from 1 to 10 years. See Note 11 (Other Intangible Assets). The following table summarizes the fair value of the acquired intangible assets:

	Fair Value at October 22, 2010	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$74	7
Developed technologies	42	5
Tradenames	11	5
Non-compete agreements	2	1

Total intangible assets	$129

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

In connection with the acquisition, the Company recognized $7 million of acquisition-related expenses during the year ended December 31, 2010, which consisted primarily of professional fees related to closing the transaction. These amounts were included in general and administrative expenses. The consolidated financial statements include the operating results of DataCash from the date of the acquisition.

Note 3. Earnings (Loss) Per Share (“EPS”)

On January 1, 2009, an accounting standard related to the EPS effects of instruments granted in share-based payment transactions became effective for the Company resulting in the retrospective adjustment of EPS for prior periods. In accordance with this accounting standard, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009. The Company has therefore calculated EPS under the two-class method pursuant to this accounting standard.

The components of basic and diluted EPS for common shares under the two-class method for each of the years ended December 31 were as follows:

	2010	2009	2008
	(in millions, except per share data)
Numerator:
Net income (loss) attributable to MasterCard	$1,846	$1,463	$(254)
Less: Net income (loss) allocated to Unvested Units	3	9	(1)

Net income (loss) attributable to MasterCard allocated to common shares	$1,843	$1,454	$(253)

Denominator:
Basic EPS weighted average shares outstanding	131	130	130
Dilutive stock options and restricted stock units	—	—	—

Diluted EPS weighted-average shares outstanding	131	130	130

Earnings (Loss) per Share:
Basic	$14.10	$11.19	$(1.94)

Diluted	$14.05	$11.16	$(1.94)

The calculation of diluted EPS excluded the following share-based payment awards because the effect would be antidilutive for each of the years ended December 31:

	2010	2009	2008
	(in thousands)
Stock options	204	251	705
Restricted stock units	11	—	—

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 4. Supplemental Cash Flows

The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2010		2009		2008
	(in millions)
Cash paid for income taxes	$540		$457		$493	[1]
Cash paid for interest	3		11		14
Cash paid for legal settlements (Notes 20 and 22)	607		946		1,263
Non-cash investing and financing activities:
Dividend declared but not yet paid	20		20		20
Municipal bonds cancelled	—		154	[2]	—
Revenue bonds received	—		(154)[3]		—
Building and land assets recorded pursuant to capital lease	—		(154)[3]		—
Capital lease obligation	—		154	[3]	—
Fair value of assets acquired, net of original investment, cash paid and cash acquired	553	[4]	17		124
Fair value of liabilities assumed related to investments in affiliates	55	[4]	15	[5]	43	[6]
Fair value of non-controlling interest acquired	2		8		—

[1]	$198 million of these payments were recorded as an income tax receivable as of December 31, 2008.
[2]	See Note 16 (Consolidation of Variable Interest Entity) for further details.
[3]	See Note 9 (Property, Plant, and Equipment) for further details.
[4]	See Note 2 (Acquisition of DataCash Group plc) for further details.
[5]	Includes $9 million to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.
[6]	Includes $20 million due in 2011 relating to the MasterCard France acquisition.

Note 5. Fair Value

In accordance with accounting requirements for fair value, the Company is disclosing the estimated fair values as of December 31, 2010 and 2009 of the assets and liabilities that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the year ended December 31, 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Financial Instruments—Recurring Measurements

The distribution of the fair values of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy is as follows:

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds[1]	$—	$315	$—	$315
Taxable short-term bond funds	516	—	—	516
Auction rate securities	—	—	106	106
Foreign currency derivative contracts	—	(1)	—	(1)

Total	$516	$314	$106	$936

	December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds[1]	$—	$514	$—	$514
Taxable short-term bond funds	310	—	—	310
Auction rate securities	—	—	180	180
Foreign currency derivative contracts	—	(1)	—	(1)

Total	$310	$513	$180	$1,003

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

The fair values of the Company’s short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy.

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be 10% and 15% discounts to the par value as of December 31, 2010 and 2009, respectively. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company’s foreign currency derivative contracts have been classified within Level 2 of the valuation hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 24 (Foreign Exchange Risk Management) for further details.

Financial Instruments—Non-Recurring Measurements

Certain financial instruments are carried on the consolidated balance sheet at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses.

Investment Securities Held-to-Maturity

The Company utilizes quoted prices for identical or similar securities from active markets to estimate the fair value of its held-to-maturity securities. See Note 6 (Investment Securities) for fair value disclosure.

Debt

The Company estimates the fair value of its debt by applying a current discount rate to the remaining cash flows under the terms of the debt. As of December 31, 2010, the carrying value on the consolidated balance sheet and the fair value each totaled $20 million. As of December 31, 2009, the carrying value on the consolidated balance sheet and the fair value each totaled $22 million. As of December 31, 2010, the carrying value of the current portion of the Company’s debt is included in other current liabilities on the consolidated balance sheet. During 2009, the Company repaid $149 million of notes payable classified as short-term debt at December 31, 2008 related to its variable interest entity. See Note 16 (Consolidation of Variable Interest Entity) for further discussion.

Obligations Under Litigation Settlements

The Company estimates the fair values of its obligations under litigation settlements by applying a current discount rate to the remaining cash flows under the terms of the litigation settlements. At December 31, 2010 and 2009, the carrying values on the consolidated balance sheet totaled $302 million and $870 million, respectively, and the fair values totaled $307 million and $895 million, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 20 (Obligations Under Litigation Settlements).

Settlement and Other Guarantee Liabilities

The Company estimates the fair values of its settlement and other guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. At December 31, 2010 and 2009, the carrying value of settlement and other guarantee liabilities were de minimis The estimated fair value of settlement and other guarantee liabilities as of December 31, 2010 was approximately $45 million. The estimated fair value of settlement and other guarantee liabilities as of December 31, 2009 was de minimis. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 23 (Settlement and Other Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with, a capital lease obligation related to the Company’s global technology and operations center located

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

in O’Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 9 (Property, Plant and Equipment) for further details.

Non-Financial Instruments

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses a weighted income and market approach for estimating the fair values of its reporting units. As the assumptions employed to measure these assets on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.

Note 6. Investment Securities

Amortized Costs and Fair Values—Available-for-Sale Investment Securities:

The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income (loss), and their respective cost bases and fair values as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value
	(in millions)
Municipal bonds	$305	$10	$—	$315
Taxable short-term bond funds	511	5	—	516
Auction rate securities	118	—	(12)	106

Total	$934	$15	$(12)	$937

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss[1]	Fair Value
	(in millions)
Municipal bonds	$492	$22	$—	$514
Taxable short-term bond funds	306	4	—	310
Auction rate securities	212	—	(32)	180

Total	$1,010	$26	$(32)	$1,004

[1]	The unrealized losses relate to ARS, which have been in an unrealized loss position longer than 12 months but have not been deemed other-than-temporarily impaired.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. During 2008, ARS were reclassified as Level 3 from Level 2. As of December 31, 2010, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During 2010 and 2009, the Company did not sell any ARS in the auction market, but there were calls at par.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2009 to December 31, 2010.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, December 31, 2008	$192
Calls, at par	(28)
Recovery of unrealized losses due to issuer calls	5
Increase in fair value	11

Fair value, December 31, 2009	180
Calls, at par	(94)
Recovery of unrealized losses due to issuer calls	13
Increase in fair value	7

Fair value, December 31, 2010	$106

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls and interest rates. As of December 31, 2010, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated 10% and 15% price discounts to the par value of the ARS portfolio at December 31, 2010 and 2009, respectively. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $12 million and $32 million as of December 31, 2010 and 2009, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $2 million and $23 million as of December 31, 2010 and 2009, respectively.

Carrying and Fair Values—Held-to-Maturity Investment Securities:

As of December 31, 2010, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The municipal bond relates to the Company’s back-up processing center in Kansas City, Missouri. The Company cancelled $154 million of short-term municipal bonds related to its global technology and operations center located in O’Fallon, Missouri, called Winghaven, on March 1, 2009, as further discussed in Note 16 (Consolidation of Variable Interest Entity). The carrying value, gross unrecorded gains and fair value of held-to-maturity investment securities were as follows at December 31:

	2010	2009
	(in millions)
Carrying value	$336	$338
Gross unrecorded gains	2	2

Fair value	$338	$340

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2010 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(in millions)
Due within 1 year	$8	$8	$300	$300
Due after 1 year through 5 years	242	251	36	38
Due after 5 years through 10 years	59	60	—	—
Due after 10 years	114	102	—	—
No contractual maturity	511	516	—	—

Total	$934	$937	$336	$338

All securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of December 31, 2010:

	Par Amount	% of Total
	(in millions)
Due within 10 years	$4	3%
Due year 11 through year 20	11	9%
Due year 21 through year 30	81	69%
Due after year 30	22	19%

Total	$118	100%

Investment Income:

Components of net investment income were as follows:

	2010	2009	2008
	(in millions)
Interest income	$48	$56	$109
Dividend income	—	—	1
Investment securities available-for-sale:
Gross realized gains	9	2	88
Gross realized losses	—	—	(4)
Other than temporary impairment on short-term bond fund	—	—	(11)

Total investment income, net	$57	$58	$183

Interest income is generated from cash and cash equivalents, available-for-sale investment securities and held-to-maturity investment securities. Dividend income primarily consists of dividends received on the Company’s cost method investments.

At December 31, 2008, the Company held investments in short-term bond funds, with underlying holdings in structured products such as mortgage-backed securities and asset-backed securities. During 2008, certain of these investments were deemed to be other-than-temporarily impaired and an impairment loss of $11 million was recorded. Due to the high credit quality of the Company’s other investment securities, no other investment securities were considered to be other-than-temporarily impaired in 2008.

During 2008, MasterCard sold all of its remaining shares of Redecard S.A. and realized a pre-tax gain, net of commissions, of $86 million. This gain was included in investment income within the consolidated statements of operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 7. Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2010	2009
	(in millions)
Customer and merchant incentives	$497	$445
Advertising	69	56
Income taxes	50	93
Data processing	31	29
Other	33	18

Total prepaid expenses	680	641
Prepaid expenses, current	(315)	(313)

Prepaid expenses, long-term	$365	$328

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 8. Other Assets

Other assets consisted of the following at December 31:

	2010	2009
	(in millions)
Nonmarketable equity investments	$107	$35
Customer and merchant incentives	104	216
Income tax receivable	50	—
Cash surrender value of keyman life insurance	24	23
Other	25	36

Total other assets	310	310
Other assets, current	(85)	(126)

Other assets, long-term	$225	$184

Certain customer and merchant business agreements provide incentives upon entering into the agreement. As of December 31, 2010 and 2009, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds 20% or more of the common stock in the entity. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for investments under the historical cost method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the common stock of the entity. Investments for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheet.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2010	2009
	(in millions)
Building and land	$402	$392
Equipment	265	255
Furniture and fixtures	50	52
Leasehold improvements	54	54

Property, plant and equipment	771	753
Less accumulated depreciation and amortization	(332)	(304)

Property, plant and equipment, net	$439	$449

Effective March 1, 2009, MasterCard executed a new ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard’s global technology and operations center located in O’Fallon, Missouri, called Winghaven. See Note 16 (Consolidation of Variable Interest Entity) for further discussion. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation were recorded at $154 million, which represented the lesser of the present value of the minimum lease payments or the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154 million, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of December 31, 2010 and 2009, capital leases of $13 million and $14 million, respectively, were included in equipment. Accumulated amortization of capital leases was $7 million and $6 million as of December 31, 2010 and 2009, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $70 million, $76 million and $59 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 10. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(in millions)
Beginning balance	$309	$298
Goodwill acquired during the year	402	13
Foreign currency translation	(34)	9
Impairment losses	—	(11)

Ending balance	$677	$309

During 2010, the Company recognized $402 million of goodwill in connection with its acquisition of DataCash. See Note 2 (Acquisition of DataCash Group plc) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company had no accumulated impairment losses for goodwill at December 31, 2010 or 2009. Based on annual impairment testing, no reporting units are at significant risk of future material goodwill impairment.

Note 11. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill, at December 31:

	2010			2009
	(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software	$683	$(447)	$236	$582	$(397)	$185
Trademarks and tradenames	33	(22)	11	22	(22)	—
Customer relationships	91	(5)	86	22	(2)	20
Other	4	(1)	3	2	(1)	1

Total	811	(475)	336	628	(422)	206
Unamortized intangible assets:
Customer relationships	194	—	194	209	—	209

Total	$1,005	$(475)	$530	$837	$(422)	$415

Additions to capitalized software in 2010 primarily related to internally developed software and the acquisition of DataCash. See Note 2 (Acquisition of DataCash Group plc) for further details. Amortizable customer relationships were added in 2010 due to the acquisition of DataCash. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.

Amortization and impairment expense on the assets above amounted to the following for the years ended December 31:

	2010	2009	2008
	(in millions)
Amortization	$78	$65	$53
Capitalized software impairments	$2	$3	$1
Intangible asset impairments (other than capitalized software)	$—	$2	$—

The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

(in millions)
2011	$92
2012	77
2013	53
2014	33
2015 and thereafter	81

$336

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 12. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2010	2009
	(in millions)
Customer and merchant incentives	$666	$598
Personnel costs	307	367
Advertising	162	131
Income taxes	79	32
Other	101	97

Total accrued expenses	$1,315	$1,225

Note 13. Pension, Savings Plan and Other Benefits

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. In September 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit beginning January 1, 2013. Plan participants will continue to earn interest credits. As a result of the amendment, the Company recognized a curtailment gain of $6 million in the third quarter of 2010 and a reduction in pension liability of $17 million. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.

In 2008, the Qualified Plan experienced a steep decline in the fair value of plan assets which resulted in significant increases in the Company’s pension liability and contributed to other comprehensive loss as of December 31, 2008 and increased net periodic pension cost in 2009. During 2010 and 2009, Company contributions and favorable investment returns increased the Qualified Plan’s fair value of assets and resulted in significant decreases in the Company’s pension liability and contributed to other comprehensive income as of December 31, 2010 and 2009.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company uses a December 31 measurement date for its Pension Plans. The following table sets forth the Pension Plans’ funded status, key assumptions and amounts recognized in the Company’s consolidated balance sheet at December 31:

	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$235	$217
Service cost	16	18
Interest cost	12	14
Voluntary plan participants’ contributions	1	—
Actuarial (gain)/loss	19	(1)
Benefits paid	(26)	(13)
Curtailment	(17)	—

Projected benefit obligation at end of year	$240	$235

Change in plan assets
Fair value of plan assets at beginning of year	$214	$149
Actual return on plan assets	27	44
Employer contribution	20	34
Voluntary plan participants’ contributions	1	—
Benefits paid	(26)	(13)

Fair value of plan assets at end of year	$236	$214

Funded status
Fair value of plan assets at end of year	$236	$214
Projected benefit obligation at end of year	240	235

Funded status at end of year	$(4)	$(21)

Amounts recognized on the consolidated balance sheet consist of:
Prepaid expenses, long term	$4	$—
Accrued expenses	(5)	—
Other liabilities, long term	(3)	(21)

	$(4)	$(21)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$37	$48
Prior service credit	(4)	(12)

	$33	$36

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	5.00%	5.50%
Rate of compensation increase—Qualified Plan/Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%

The accumulated benefit obligation of the Pension Plans was $239 million and $216 million at December 31, 2010 and 2009, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2010 only the Non-qualified Plan had benefit obligations in excess of plan assets, while at December 31, 2009 both of the Pension Plans had benefit obligations in excess of plan assets. The benefit obligations and plan assets of the Non-qualified Plan were as follows at December 31, 2010:

(in millions)
Projected benefit obligation	$9
Accumulated benefit obligation	8
Fair value of plan assets	—

The benefit obligations and plan assets of both the Qualified Plan and the Non-qualified Plan were as follows at December 31, 2009:

(in millions)
Projected benefit obligation	$235
Accumulated benefit obligation	216
Fair value of plan assets	214

Components of net periodic pension costs recorded in general and administrative expenses were as follows for each of the years ended December 31:

	2010	2009	2008
	(in millions)
Service cost	$16	$18	$20
Interest cost	12	14	13
Expected return on plan assets	(17)	(13)	(16)
Curtailment gain	(6)	—	—
Settlement gain	—	(1)	(1)
Amortization:
Actuarial loss	3	8	2
Prior service credit	(2)	(2)	(2)

Net periodic pension cost	$6	$24	$16

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	2010	2009	2008
	(in millions)
Curtailment gain	$(10)	$—	$—
Settlement gain	—	1	1
Current year actuarial (gain) loss	8	(32)	56
Amortization of actuarial loss	(3)	(8)	(2)
Amortization of prior service credit	2	2	2

Total recognized in other comprehensive income (loss)	$(3)	$(37)	$57

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3	$(13)	$73

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows:

(in millions)
Actuarial loss	$2
Prior service credit	(2)

Total	$—

Weighted-average assumptions used to determine net periodic pension cost were as follows for the years ended December 31:

	2010	2009	2008
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase—Qualified Plan/ Non-Qualified Plan	5.37%/5.00%	5.37%/5.00%	5.37%/5.00%

The Company’s discount rate assumption is based on a yield curve derived from high quality corporate bonds, which is matched to the Pension Plans’ expected cash flows.

For the Qualified Plan, the Company utilized an actuarial practice referred to as a building block method to determine the assumption for the expected weighted average return on plan assets. This method includes the following components: (1) compiling historical return data for both the equity and fixed income markets over the past ten, twenty and thirty year periods; (2) weighting the assets within our portfolio at December 31, 2010 by class; and (3) identifying expected rate of return on assets utilizing both current and historical market experience.

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

Mutual funds (including small cap U.S. equity securities and non-U.S. equity securities) are public investment vehicles valued at quoted market prices, which represent the net asset value of the shares held by the Qualified Plan and are therefore included in Level 1 of the Valuation Hierarchy. Commingled funds (including large/medium cap U.S. equity securities and fixed income securities) are valued at unit values provided by investment managers, which are based on the fair value of the underlying investments utilizing public information, independent external valuation from third-party services or third-party advisors, and are therefore included in Level 2 of the Valuation Hierarchy.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The following table sets forth by level, within the Valuation Hierarchy, the Qualified Plan’s assets at fair value as of December 31, 2010 and 2009:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
	(in millions)
Mutual funds:
Money market	$3	$—	$—	$3
Domestic small cap equity	36	—	—	36
International equity	35	—	—	35
Common and collective funds:
Domestic large cap equity	—	94	—	94
Domestic core plus fixed income	—	68	—	68

Total	$74	$162	$—	$236

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
	(in millions)
Mutual funds:
Money market	$3	$—	$—	$3
Domestic small cap equity	29	—	—	29
International equity	32	—	—	32
Common and collective funds:
Domestic large cap equity	—	86	—	86
Domestic core plus fixed income	—	64	—	64

Total	$64	$150	$—	$214

Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2010, 2009 or 2008. However, the Company did make voluntary contributions of $20 million, $31 million and $22 million to the Qualified Plan in 2010, 2009 and 2008, respectively. Although not required, the Company may voluntarily elect to contribute to the Qualified Plan in 2011. The Company does not make any contributions to the Non-qualified Plan other than funding benefit payments. The Company currently estimates that it may contribute $20 million to the Qualified Plan in 2011.

The following table summarizes expected benefit payments through 2020 for the Pension Plans, including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

(in millions)
2011	$19
2012	15
2013	16
2014	15
2015	13
2016 – 2020	63

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Substantially all of the Company’s U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees’ contributions up to certain limits. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its defined contribution plans was $33 million, $41 million and $35 million for 2010, 2009 and 2008, respectively.

Note 14. Postemployment and Postretirement Benefits

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007.

In 2009, the Company recorded a $4 million expense as a result of enhanced postretirement medical benefits under the Postretirement Plan provided to employees that chose to participate in a voluntary transition program.

The Company uses a December 31 measurement date for its Postretirement Plan. The following table presents the status of the Company’s Postretirement Plan recognized in the Company’s consolidated balance sheet at December 31, 2010 and 2009:

	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$60	$60
Service cost	1	2
Interest cost	3	4
Plan participants’ contributions	1	—
Actuarial (gain) loss	(2)	(8)
Gross benefits paid	(3)	(2)
Enhanced termination benefits	—	4

Projected benefit obligation at end of year	$60	$60

Change in plan assets
Employer contributions	$2	$2
Plan participants’ contributions	1	—
Net benefits paid	(3)	(2)

Fair value of plan assets at end of year	$—	$—

Funded status
Projected benefit obligation	$(60)	$(60)

Funded status at end of year	$(60)	$(60)

Amounts recognized on the consolidated balance sheet consist of:
Accrued expenses	$(3)	$(3)
Other liabilities, long-term	(57)	(57)

	$(60)	$(60)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(15)	$(14)
Transition obligation	—	1

	$(15)	$(13)

Weighted-average assumptions used to determine end of year benefit obligation
Discount rate	5.25%	5.75%
Rate of compensation increase	5.37%	5.37%

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2010	2009
Health care cost trend rate assumed for next year	7.50%	7.50%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015

Components of net periodic benefit costs recorded in general and administrative expenses for each of the years ended December 31 for the Postretirement Plan were as follows:

	2010	2009	2008
	(in millions)
Service cost	$1	$2	$2
Interest cost	3	4	4
Amortization of actuarial gain	(1)	—	(1)
Enhanced termination benefits	—	4	—

Net periodic postretirement benefit cost	$3	$10	$5

Other changes in plan assets and benefit obligations for the Postretirement Plan that were recognized in other comprehensive income for the years ended December 31 were as follows:

	2010	2009	2008
	(in millions)
Current year actuarial (gain) loss	$(2)	$(8)	$4
Amortization of actuarial gain	1	—	1

Total recognized in other comprehensive income (loss)	$(1)	$(8)	$5

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2	$2	$10

The estimated actuarial gain that is expected to be amortized for the Postretirement Plan from accumulated other comprehensive income into net periodic benefit cost in 2011 is $1 million.

The weighted-average assumptions for the Postretirement Plan which were used to determine net periodic postretirement benefit cost for the years ended December 31 were:

	2010	2009	2008
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	5.37%	5.37%	5.37%

The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2010 would have the following effects:

	1% increase	1% decrease
	(in millions)
Effect on postretirement obligation	$6		$(5)

The effect on total service and interest cost components would be less than $1 million.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company does not make any contributions to its Postretirement Plan other than funding benefit payments. The following table summarizes expected net benefit payments from the Company’s general assets through 2020:

	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
	(in millions)
2011	$3	$—	$3
2012	4	—	4
2013	4	—	4
2014	4	—	4
2015	4	—	4
2016 – 2020	21	1	20

The Company provides limited postemployment benefits to eligible former U.S. employees, primarily severance under a formal severance plan (the “Severance Plan”). The Company accounts for severance expense by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded incremental severance expense related to the Severance Plan of $3 million in each of the years 2010, 2009 and 2008. These amounts were part of total severance expenses of $39 million, $135 million and $33 million in 2010, 2009 and 2008, respectively, included in general and administrative expenses in the accompanying consolidated statement of operations.

Note 15. Debt

On November 22, 2010, the Company entered into a committed three-year unsecured $2.75 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on November 22, 2013, replaced the Company’s prior credit facility which was to expire on April 26, 2011 (the “Prior Credit Facility”). The available funding under the Prior Credit Facility was $2.5 billion from April 28, 2006 through April 27, 2010 and then decreased to $2 billion for the remaining period of the Prior Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company’s credit rating. At December 31, 2010, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at December 31, 2010. MasterCard was in compliance with the covenants of the Prior Credit Facility and had no borrowings under the Prior Credit Facility at December 31, 2009. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

In June 1998, MasterCard International issued ten-year unsecured, subordinated notes (the “Notes”) paying a fixed interest rate of 6.67% per annum. MasterCard repaid the entire principal amount of $80 million on June 30, 2008 pursuant to the terms of the Notes.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2008, the Company’s consolidated balance sheet included $149 million in short-term debt relating to the Company’s Variable Interest Entity. See Note 16 (Consolidation of Variable Interest Entity) for more information. On March 2, 2009, the Company repaid this short-term debt.

On January 5, 2009, HSBC Bank plc (“HSBC”) notified the Company that, effective December 31, 2008, it had terminated an uncommitted credit agreement totaling 100 million euros between HSBC and MasterCard Europe. There were no borrowings under this agreement at December 31, 2008.

Note 16. Consolidation of Variable Interest Entity

As discussed in Note 9 (Property, Plant and Equipment), the Company executed a new lease agreement for Winghaven, effective March 1, 2009. In conjunction with entering into the new lease agreement, the Company terminated the original synthetic lease agreement for Winghaven, which included a ten-year term with MCI O’Fallon 1999 Trust (the “Trust”) as the lessor. The Trust, which was a variable interest entity, was established for a single discrete purpose, was not an operating entity, had a limited life and had no employees. The Trust had financed Winghaven through a combination of a third party equity investment in the amount of $5 million and the issuance of 7.36 percent Series A Senior Secured Notes (the “Secured Notes”) with an aggregate principal amount of $149 million and a maturity date of September 1, 2009. MasterCard International executed a guarantee of 85.15 percent of the aggregate principal amount of the Secured Notes outstanding, for a total of $127 million. Additionally, upon the occurrence of specific events of default, MasterCard International guaranteed the repayment of the total outstanding principal and interest on the Secured Notes and agreed to take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. As the primary beneficiary of the Trust, the Company had consolidated the assets and liabilities of the Trust in its consolidated financial statements.

Effective March 1, 2009, the aggregate outstanding principal and accrued interest on the Secured Notes was repaid, the investor equity was redeemed, and the guarantee obligations of MasterCard International and MasterCard Incorporated were terminated. The aggregate principal amount and interest plus a “make-whole” amount repaid to the holders of Secured Notes and the equity investor was $165 million. The “make-whole” amount of $5 million included in the repayment represented the discounted value of the remaining principal and interest on the Secured Notes, less the outstanding principal balance and an equity investor premium. Also as a result of the transaction, $154 million of short-term municipal bonds classified as held-to-maturity investments were cancelled.

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. During the period when the Trust was a consolidated entity within the years ended December 31, 2009 and 2008, its operations had no impact on net income. However, interest income and interest expense were increased by $7 million and $11 million in 2009 and 2008, respectively. The Company did not provide any financial or other support that it was not contractually required to provide during the years ended December 31, 2009 or 2008.

The Company has additional investments in VIEs for which the Company is not the primary beneficiary. These investments are not consolidated and are accounted for under the equity method of accounting and recorded in other assets on the consolidated balance sheet.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 17. Stockholders’ Equity

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

Immediately prior to the closing of the IPO, MasterCard Incorporated filed an amended and restated certificate of incorporation (the “certificate of incorporation”). The certificate of incorporation authorized 4.5 billion shares, consisting of the following new classes of capital stock:

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

The certificate of incorporation also provided for the immediate reclassification of all of the Company’s 100 million outstanding shares of existing Class A redeemable common stock, causing each of its existing stockholders to receive 1.35 shares of the Company’s newly issued Class B common stock for each share of common stock that they held prior to the reclassification as well as a single share of Class M common stock. The Company paid stockholders an aggregate of $27 thousand in lieu of issuing fractional shares that resulted from the reclassification. This resulted in the issuance of 135 million shares of Class B common stock and 2 thousand shares of Class M common stock.

The Company issued 66.1 million newly authorized shares of Class A common stock in the IPO, including 4.6 million shares sold to the underwriters pursuant to an option to purchase additional shares, at a price of $39 per share. The Company received net proceeds from the IPO of $2.4 billion. The Company issued and retired one share of Class M common stock at the inception or termination, respectively, of each principal membership of MasterCard International. All outstanding Class M common stock were to be transferred to the Company and retired and unavailable for issue or reissue on the day on which the outstanding shares of Class B common stock represented less than 15% of the total outstanding shares of Class A common stock and Class B common stock. As further described below, all Class M common stock was retired during 2010.

The MasterCard Foundation

In connection and simultaneously with the IPO, the Company issued and donated 13.5 million newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal members. Under the terms of the donation, the Foundation became able to resell the donated shares in May 2010 beginning on the fourth anniversary of the IPO and to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO.

Ownership and Governance Structure

Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2010		2009
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	83.5%	89.1%	74.2%	87.7%
Principal or Affiliate Members (Class B stockholders)	6.3%	0.0%	15.4%	0.0%
Foundation (Class A stockholders)	10.2%	10.9%	10.4%	12.3%

Class B Common Stock Conversions

At the annual meeting of stockholders of the Company on June 7, 2007, the Company’s stockholders approved amendments to the Company’s certificate of incorporation designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale prior to May 2010. Through “conversion transactions,” in amounts and at times designated by the Company, current holders of shares of Class B common stock who elected to participate were eligible to convert their shares, on a one-for-one basis, into shares of Class A common stock for subsequent sale or transfer to public investors, within a 30 day “transitory” ownership period. Holders of Class B common stock were not allowed to participate in any vote of holders of Class A common stock during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions was limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A common stock and Class B common stock, based upon the total number of shares outstanding as of December 31 of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction was not permitted that would have caused the number of shares of Class B common stock to represent less than 15% of the total number of outstanding shares of Class A common stock and Class B common stock outstanding.

During 2007, the Company implemented and completed two separate conversion programs in which 11.4 million shares, of an eligible 13.4 million shares, of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred to public investors.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

In February 2009, the Company’s Board of Directors authorized the conversion and sale or transfer of up to 11 million shares of Class B common stock into Class A common stock. In May 2009, the Company implemented and completed a conversion program in which 10.9 million shares of Class B common stock were converted into an equal number of shares of Class A common stock and subsequently sold or transferred to public investors.

Commencing on May 31, 2010, the fourth anniversary of the IPO, each share of Class B common stock became eligible for conversion, at the holder’s option, into a share of Class A common stock on a one-for-one basis. In February 2010, the Company’s Board of Directors authorized programs to facilitate conversions of shares of Class B common stock (without limits as to the number of shares) on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors, beginning after May 31, 2010. The conversion programs followed the expiration on May 31, 2010 of a 4-year post-IPO restriction period with respect to the conversion of shares of Class B common stock. In June 2010, the Company implemented and completed the first 2010 conversion program which consisted of four one-week periods, during which approximately 8 million shares of Class B common stock were converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors in accordance with the terms of both the program and the Company’s certificate of incorporation. In July 2010, the Company commenced a subsequent, continuous conversion program for the remaining shares of Class B common stock, featuring an “open window” for elections of any size.

Retirement of Class M Common Stock

Effective June 1, 2010, shares of the Company’s Class A common stock and Class B common stock represented approximately 90.4% and 9.6%, respectively, of the aggregate outstanding shares of the Class A common stock and Class B common stock. This level of Class B ownership represented the first time the outstanding shares of the Class B common stock represented less than 15% of the aggregate outstanding shares of the Class A common stock and Class B common stock. Accordingly, pursuant to the Company’s amended and restated certificate of incorporation in effect at that time, all outstanding shares of the Company’s Class M common stock were automatically transferred to the Company and retired, and are no longer available for issue or reissue. Additionally, the Company no longer has authority to issue additional shares of Class M common stock. Although the Class M common stock was generally non-voting, the holders of Class M common stock had (prior to the retirement of such class) the right to elect up to three of the Company’s directors (but not more than one-quarter of all directors) and approve specified significant corporate actions under the Company’s certificate of incorporation. The retirement of the Class M common stock had no effect on the Company’s financial position or basic or diluted EPS. As of December 31, 2010, approximately 8.2 million shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 6.3% of the aggregate shares outstanding).

Stock Repurchase Programs

In April 2007, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its Class A common stock in open market transactions during 2007. On October 29, 2007, the Company’s Board of Directors amended the share repurchase plan to authorize the Company to repurchase an incremental $750 million (aggregate for the entire repurchase program of $1.25 billion) of its Class A common stock in open market transactions through June 30, 2008. As of December 31, 2007, approximately 3.9 million shares of Class A common stock had been repurchased at a cost of $601 million. During 2008, the Company repurchased approximately 2.8 million shares of Class A common stock at a cost of $649 million, completing its aggregate authorized share repurchase program of $1.25 billion.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. As of February 16, 2011, the Company had completed the repurchase of approximately 0.3 million shares of its Class A common stock at a cost of approximately $75 million.

Note 18. Share Based Payment and Other Benefits

In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan, which was amended and restated as of October 13, 2008 (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

The Company has granted restricted stock units (“RSUs”), non-qualified stock options (“options”) and performance stock units (“PSUs”) under the LTIP. The RSUs generally vest after three to four years. The options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The PSUs generally vest after three years. Additionally, the Company made a one-time grant to all non-executive management employees upon the IPO for a total of approximately 440 thousand RSUs (the “Founders’ Grant”). The Founders’ Grant RSUs vested three years from the date of grant. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

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

There are 11,550,000 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been reserved for issuance. Shares issued as a result of option exercises and the conversions of RSUs and PSUs are expected to be funded primarily with the issuance of new shares of Class A common stock.

Stock Options

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2010	2009	2008
Risk-free rate of return	2.7%	2.5%	3.2%
Expected term (in years)	6.25	6.17	6.25
Expected volatility	32.7%	41.7%	37.9%
Expected dividend yield	0.3%	0.4%	0.3%
Weighted-average fair value per option granted	$84.62	$71.03	$78.54

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The Company utilizes the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. The expected volatility for options granted during 2010 and 2009 was based on the average of the implied volatility of MasterCard and a blend of the historical volatility of MasterCard and the historical volatility of a group of companies that management believes is generally comparable to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

MasterCard. The expected volatility for options granted during 2008 was based on the average of the implied volatility of MasterCard and the historical volatility of a group of companies that management believes is generally comparable to MasterCard. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.

The following table summarizes the Company’s option activity for the year ended December 31, 2010:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2010	731	$120
Granted	182	$232
Exercised	(152)	$72
Forfeited/expired	(25)	$163

Outstanding at December 31, 2010	736	$156	7.4	$52

Exercisable at December 31, 2010	305	$111	6.4	$35

Options vested and expected to vest at
December 31, 2010[1]	433	$122	6.7	$44

[1]	Includes options for participants that are eligible to retire and thus have fully earned their awards.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $26 million, $22 million and $37 million, respectively. As of December 31, 2010, there was $12 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2010:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2010	1,208	$71
Granted	186	$231
Converted	(936)	$44
Forfeited/expired	(41)	$174

Outstanding at December 31, 2010	417	$193	1.7	$93

RSUs vested at December 31, 2010[1]	31	$174	1.3	$7

[1]	Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2010, 2009 and 2008 was $231, $164 and $209, respectively. Upon vesting a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. The total intrinsic value of RSUs converted into shares of Class A common stock during the years ended December 31, 2010, 2009 and 2008 was $234 million, $91 million and $194 million, respectively. As of December 31, 2010, there was $40 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 2 years.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the year ended December 31, 2010:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2010	1,027	$145
Granted	57	$219
Converted	(550)	$106
Forfeited/expired	(49)	$187

Outstanding at December 31, 2010	485	$192	0.5	$109

PSUs vested at December 31, 2010[1]	182	$189	0.5	$41

[1]	Includes PSUs for participants that are eligible to retire and thus have fully earned their awards.

The weighted-average grant-date fair value of PSUs granted during the years ended December 31, 2010, 2009 and 2008 was $219, $184 and $192, respectively.

With regard to the performance stock units granted in 2010, whether or not the performance stock units vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2010 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee of the Board of Directors using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2010 through 2012. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics.

With regard to the performance stock units granted in 2009, whether or not the performance stock units vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2009 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee of the Board of Directors using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2009 through 2011. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics.

These performance stock units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. The initial fair value of each PSU is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Given that the performance terms are subjective and not fixed on the date of grant, the performance units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

expense is calculated using the number of performance stock units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense.

With regard to the performance stock units granted in 2008, the ultimate number of shares to be received by the employee upon vesting will be determined by the Company’s performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008.

With regard to the performance stock units granted in 2007, the Company awarded 200% of the original number of shares granted and not forfeited prior to vesting based upon the Company’s performance against equally weighted predetermined net income and return on equity goals for the three-year period commencing January 1, 2007 and ending December 31, 2009.

In 2010, 550 thousand PSUs were converted into shares of Class A common stock. The total intrinsic value of PSUs converted into shares of Class A common stock during the year ended December 31, 2010, was $123 million. There were no PSUs converted into shares of Class A common stock during the years ended December 31, 2009 and 2008.

As of December 31, 2010, there was $8 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted average period of 1.2 years.

Additional Information

For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense for all equity awards of $62 million, $87 million and $60 million, respectively. The total income tax benefit recognized for the equity awards was $22 million, $30 million and $21 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit related to options exercised during 2010, 2009 and 2008 was $8 million, $8 million and $13 million, respectively. The additional paid-in capital balance attributed to the equity awards was $156 million, $197 million and $136 million as of December 31, 2010, 2009 and 2008, respectively.

On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan, which was amended and restated as of October 13, 2008 (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 thousand shares of Class A common stock reserved for DSU awards under the Director Plan. During the years ended December 31, 2010, 2009 and 2008, the Company granted 5 thousand, 7 thousand and 4 thousand DSUs, respectively. The fair value of the DSUs was based on the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. The weighted average grant-date fair value of DSUs granted during the years ended December 31, 2010, 2009 and 2008 was $217, $168 and $285, respectively. The DSUs vested immediately upon grant and will be settled in shares of the Company’s Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1 million for the DSUs for each of the years ended December 31, 2010, 2009 and 2008. The total income tax benefit recognized in the income statement for DSUs was less than $1 million for each of the years ended December 31, 2010, 2009 and 2008. During the year ended December 31, 2010, there were approximately 25 thousand DSUs converted into shares of Class A common stock. The total intrinsic value of these DSUs converted into shares of Class A common stock was $5 million. There were no DSUs converted into shares of Class A Common stock during the years ended December 31, 2009 and 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 19. Commitments

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd. (“Travelex CPM”) for 290 million U.K. pound sterling, or approximately $458 million, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $55 million, if certain performance targets are met. The acquisition agreement is subject to conditions precedent to the consummation of the transaction, which is expected to occur during the first half of 2011.

In addition to the commitment to purchase Travelex CPM, at December 31, 2010, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2011	$359	$7	$26	$326
2012	173	5	23	145
2013	88	38	13	37
2014	26	—	10	16
2015	14	—	9	5
Thereafter	17	—	16	1

Total	$677	$50	$97	$530

Included in the table above are capital leases with imputed interest expense of $5 million and a net present value of minimum lease payments of $45 million. In addition, at December 31, 2010, $96 million of the future minimum payments in the table above for leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s office space, which is recognized on a straight line basis over the life of the lease, was approximately $27 million, $40 million and $43 million for the years ended December 31, 2010, 2009 and 2008, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $8 million, $9 million and $8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $24 million. The building is a co-processing data center which replaced a back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36 million and (ii) the purchase of municipal bonds for the same amount which have been classified as investment securities held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term on April 1, 2013. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company’s policy. Rent of $2 million is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $40 million and are included in the table above. A portion of the building was subleased to the original building owner for a five-year term with a renewal option. This sublease expires on June 30, 2011. As of December 31, 2010, the future minimum sublease rental income is $1 million.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 20. Obligations Under Litigation Settlements

On October 27, 2008, MasterCard and Visa Inc. (“Visa”) entered into a settlement agreement (the “Discover Settlement”) with Discover Financial Services, Inc. (“Discover”) relating to the U.S. federal antitrust litigation amongst the parties. The Discover Settlement ended all litigation among the parties for a total of $2.75 billion. In July 2008, MasterCard and Visa had entered into a judgment sharing agreement that allocated responsibility for any judgment or settlement of the Discover action among the parties. Accordingly, the MasterCard share of the Discover Settlement was $863 million, which was paid to Discover in November 2008. In addition, in connection with the Discover Settlement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008, pursuant to a separate agreement. The net impact of $828 million is included in litigation settlements for the year ended December 31, 2008.

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150 million per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1.8 billion. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion for the year ended December 31, 2008. As of December 31, 2010, the Company has two quarterly payments for a total of $300 million remaining.

In 2003, MasterCard entered into a settlement agreement (the “U.S. Merchant Lawsuit Settlement”) related to the U.S. merchant lawsuit described under the caption “U.S. Merchant and Consumer Litigations” in Note 22 (Legal and Regulatory Proceedings) and contract disputes with certain customers. Under the terms of the U.S. Merchant Lawsuit Settlement, the Company was required to pay $125 million in 2003 and $100 million annually each December from 2004 through 2012. On July 1, 2009, MasterCard entered into an agreement (the “Prepayment Agreement”) with plaintiffs of the U.S. Merchant Lawsuit Settlement whereby MasterCard agreed to make a prepayment of its remaining $400 million in payment obligations at a discounted amount of $335 million on September 30, 2009. The Company made the prepayment at the discounted amount of $335 million on September 30, 2009, after the Prepayment Agreement became final. In addition, in 2003, several other lawsuits were initiated by merchants who opted not to participate in the plaintiff class in the U.S. merchant lawsuit. The “opt-out” merchant lawsuits were not covered by the terms of the U.S. Merchant Lawsuit Settlement and all have been individually settled.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We recorded liabilities for these and certain litigation settlements in 2010 and prior years. Total liabilities for litigation settlements changed from December 31, 2008, as follows:

(in millions)
Balance as of December 31, 2008	$1,736
Interest accretion on U.S. Merchant Lawsuit Settlement	21
Interest accretion on American Express Settlement	66
Payments on American Express Settlement	(600)
Payment on U.S. Merchant Lawsuit Settlement	(335)
Gain on prepayment of U.S. Merchant Lawsuit Settlement	(14)
Other payments, accruals and accretion, net	(4)

Balance as of December 31, 2009	870
Interest accretion on American Express Settlement	35
Payments on American Express Settlement	(600)
Other payments, accruals and accretion, net	(3)

Balance as of December 31, 2010	$302

See Note 22 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 21. Income Tax

The total income tax provision for the years ended December 31 is comprised of the following components:

	2010	2009	2008
	(in millions)
Current
Federal	$379	$160	$119
State and local	17	18	13
Foreign	301	240	223

	697	418	355
Deferred
Federal	225	308	(482)
State and local	8	21	2
Foreign	(20)	8	(4)

	213	337	(484)

Total income tax expense (benefit)	$910	$755	$(129)

The domestic and foreign components of earnings (loss) before income taxes for the years ended December 31 are as follows:

	2010	2009	2008
	(in millions)
United States	$2,198	$1,482	$(986)
Foreign	559	736	603

	$2,757	$2,218	$(383)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $1.5 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability; however, the amount of the tax and credits is not practically determinable.

The provision for income taxes differs from the amount of income tax determined by applying the appropriate statutory U.S. federal income tax rate to pretax income (loss) for the years ended December 31, as a result of the following:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income (loss) before income tax expense	$2,757		$2,218		$(383)
Federal statutory tax	965	35.0%	776	35.0%	(134)	35.0%
State tax effect, net of federal benefit	19	0.7%	25	1.1%	11	(2.9)
Foreign tax effect, net of federal benefit	(24)	(0.9)%	(22)	(1.0)%	2	(0.5)
Non-deductible expenses and other differences	23	0.9%	(18)	(0.7)%	2	(0.7)
Tax exempt income	(5)	(0.2)%	(6)	(0.3)%	(10)	2.8
Foreign repatriation	(68)	(2.5)%	—	—%	—	—

Income tax expense (benefit)	$910	33.0%	$755	34.1%	$(129)	33.7%

Effective Income Tax Rate

The effective income tax rates for the years ended December 31, 2010, 2009 and 2008 were 33.0%, 34.1% and 33.7%, respectively. The tax rate for 2010 was lower than the tax rate for 2009 due primarily to the impact of actual and anticipated repatriations from foreign subsidiaries, partially offset by discrete adjustments in 2010 and 2009. The tax rate for 2009 was higher than the tax rate for 2008 due primarily to litigation settlement charges recorded in 2008, which resulted in a pretax loss in a higher tax rate jurisdiction and pretax income in lower tax rate jurisdictions.

Deferred Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset at December 31 was comprised of the following:

	Assets (Liabilities)
	2010		2009
	Current	Non-current	Current	Non-current
	(in millions)
Accrued liabilities (including litigation settlements)	$133	$4	$240	$114
Deferred compensation and benefits	34	30	20	51
Stock based compensation	27	26	—	59
Intangible assets	(6)	(92)	—	(52)
Property, plant and equipment	—	(107)	—	(63)
State taxes and other credits	36	62	9	54
Other items	(8)	26	(25)	33
Valuation allowance	—	(18)	—	(12)

	$216	$(69)	$244	$184

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The net increase in the valuation allowance during 2010 was $6 million. The 2010 and 2009 valuation allowances relate primarily to the Company’s ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.

A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2010	2009	2008
	(in millions)
Beginning balance	$146	$163	$135
Additions:
Current year tax positions	22	19	20
Prior year tax positions	15	10	16
Reductions:
Prior year tax positions, due to changes in judgments	(12)	(18)	(3)
Settlements with tax authorities	(6)	(16)	(1)
Expired statute of limitations	—	(12)	(4)

Ending balance	$165	$146	$163

The entire balance of $165 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company is subject to tax in the United States, Belgium and various state and other foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2002.

It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. For the years ended December 31, 2010, 2009 and 2008, the Company recorded tax-related interest income of $5 million and tax-related interest expense of $5 million and $8 million, respectively, in its consolidated statement of operations. At December 31, 2010 and 2009, the Company had a net income tax-related interest payable of $17 million and $19 million, respectively, in its consolidated balance sheet. At December 31, 2010 and 2009, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not significant.

Note 22. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. While these types of contingencies are generally resolved over long periods of time, the probability of loss or an estimation of damages can change due to discrete or a combination of developments, which could result in a material adverse effect on our results of operations, cash flows or financial condition. Except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the pending litigations and regulatory proceedings described below, it could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated U.S. federal antitrust laws. In June 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard is obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008. See Note 20 (Obligations under Litigation Settlements) for additional discussion. In October 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. On June 9, 2010, the court issued an order granting MasterCard’s motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. On August 23, 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors have filed a notice that they intend to appeal the settlement approval order.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court heard oral argument on the motion in November 2009. The parties are awaiting decisions on the motions.

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 countering the plaintiffs’ assertions of liability and damages. In February 2011, both the defendants and the plaintiffs served a number of dispositive motions seeking summary judgment on all or portions of the claims in the complaints. Briefing on these motions is scheduled to be completed in June 2011. No trial date has been scheduled, however, the court has asked the parties to consider a trial date of September 12, 2012. The parties have also entered into court-recommended mediation and anticipate scheduling a number of mediation sessions in the coming months. It is not possible to predict whether the mediation will be successful or not.

On February 7, 2011, MasterCard and MasterCard International Incorporated entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of member banks; and (2) a MasterCard settlement and judgment sharing agreement with a number of member banks. The agreements provide for the apportionment of certain costs and liabilities which MasterCard, the Visa parties and the member banks may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the cases in the interchange merchant litigations. Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the member banks and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the member banks with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.

In October 2008, the Antitrust Division of the DOJ issued a civil investigative demand to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant point of acceptance rules. Subsequently, MasterCard received requests for similar information from ten State Attorneys General. On October 1, 2010, MasterCard, the DOJ and seven of the State Attorneys General executed a stipulation and proposed final judgment, subject to court review and approval, pursuant to which MasterCard

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

agreed to make certain modifications to its rules to conform to MasterCard’s existing business practices, and therefore to specify, among other things, the ways in which merchants may steer customers to preferred payment forms. The proposed settlement would resolve the DOJ’s investigation, and all ten State Attorneys General have closed their investigations of MasterCard. The parties are currently awaiting court approval of the settlement.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

United Kingdom.    In September 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard default interchange fees and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the interchange fees and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd.) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. default interchange fees and MSF infringed U.K. competition law and did not qualify for an exemption in their present forms. In February 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard’s U.K. interchange fees (but not the MSF) under the Competition Act. In November 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the interchange fees infringed U.K. and European Union competition law.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced in February 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understands that the OFT is considering whether to commence a formal proceeding through the issuance of a Statement of Objections. The OFT has informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard’s appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

Poland.    In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard’s licensed financial institutions. As part of this decision, the PCA also decided that MasterCard had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. In November 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard has appealed this part of the court of first instance’s decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. On April 22, 2010, the court of appeals issued an oral decision (followed by a written decision on May 25, 2010) in which it reinstated MasterCard’s appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary.    In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. In July 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held in September 2009. Subsequently in September 2009, the HCA ruled that MasterCard’s historic interchange fees violated the law and fined MasterCard Europe approximately $3 million, which was paid during the fourth quarter of 2009. In December 2009, the HCA issued its formal decision and MasterCard appealed the decision to the Hungarian courts. On September 24, 2010, the HCA filed its reply to MasterCard’s appeal, while MasterCard filed its response in October 2010. On October 29, 2010, the Hungarian appeals court stayed the proceeding until MasterCard’s appeal to the General Court of the European Union of the European Commission’s December 2007 cross-border interchange fee decision is finally decided. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy.    In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard appealed to the Administrative Court). On May 28, 2010, the ICA issued a Statement of Objections to MasterCard and the banks. On November 3, 2010, the ICA adopted a decision in which it determined that MasterCard Europe’s domestic interchange fees violate European Union competition law, fined MasterCard €2.7 million and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard has appealed the ICA’s interchange fee decision to the Administrative Court. On November 16, 2010, the Administrative Court announced its judgment that the ICA had improperly rejected MasterCard’s proposed undertakings and annulled the ICA’s rejection decision (which decision the ICA has appealed to the Council of State). If the Administrative Court’s judgment is overturned and the ICA’s interchange fee decision is not reversed on appeal, the ICA’s decision could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

Canada.    On December 15, 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down MasterCard rules related to interchange fees, including the “honor all cards” and “no surcharge” rules. Also in December 2010, MasterCard learned that a purported class action lawsuit had been commenced against it in Quebec on behalf of Canadian merchants and consumers. The suit essentially repeats the allegations and arguments of the CCB application to the Canadian Competition Tribunal and seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. If the CCB’s challenges and/or the class action law suit were ultimately successful, such negative decisions could have a significant adverse impact on the revenues of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada.

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

South Africa.    In August 2006, the South Africa Competition Commission created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, in June 2008, the Enquiry published an Executive Summary of its findings. The Enquiry’s full report was made public in December 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. Following the issuance of the Enquiry’s report, the South African Reserve

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Bank (“SARB”), the South African Treasury and the South African Competition Commission informed MasterCard that they were actively considering what, if any, action they would take in response to the Enquiry’s recommendations. In September 2010, the SARB informed MasterCard that it intended to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa, including MasterCard’s. Such an interchange structure, if adopted, could have a significant adverse impact on the revenues of MasterCard’s South African customers and on MasterCard’s overall business in South Africa.

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

Other Regulatory Proceedings

In addition to challenges to interchange fees, MasterCard’s standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the proceedings described below. Except as described below, no provision for losses has been provided in connection with them.

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

Ukraine. On June 5, 2010, the Ukrainian Competition Authority (the “UCA”) issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association. MasterCard is cooperating with the UCA’s investigation.

Netherlands. On February 11, 2011, the Netherlands Competition Authority issued MasterCard a Statement of Objections challenging MasterCard co-branding and co-residency rules and policies. The co-branding rules being challenged prohibit, in some cases, financial institutions licensed by MasterCard from placing other payment systems’ brands on MasterCard cards. The co-residency rules being challenged prohibit, in some cases, licensed financial institutions from encoding other payment systems’ applications on the electronic “chip” in MasterCard cards. MasterCard’s response to the Statement of Objection is due by March 11, 2011.

Note 23. Settlement and Other Risk Management

MasterCard International’s rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under MasterCard International’s rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. The duration of this exposure is short term and typically limited to a few days. Settlement Exposure is estimated using the average daily card volumes during the quarter multiplied by the estimated number of days to settle. The

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company also holds collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s standards to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	2010	2009
	(in millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$28,509	$25,279
Collateral held for Settlement Exposure	(2,993)	(2,688)

Net uncollateralized Settlement Exposure	$25,516	$22,591

Uncollateralized Settlement Exposure attributable to non-compliant members	$273	$205

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,962	$3,830

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total estimated Settlement Exposure under the MasterCard brand, net of collateral, the U.S. accounted for approximately 35% and 37% at December 31, 2010 and 2009, respectively. With the exception of Brazil, which was 12% at December 31, 2010, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either December 31, 2010 or 2009. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 66% and 57% at December 31, 2010 and 2009, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

MasterCard-branded travelers cheques exposure under this guarantee as $361 million and $401 million at December 31, 2010 and 2009, respectively. The reduction in travelers cheques exposure is attributable to MasterCard branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $280 million and $313 million at December 31, 2010 and 2009, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $13 million and $14 million as of December 31, 2010 and 2009, respectively, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company’s financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates may also affect the Company’s settlement risk. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MasterCard provides a guarantee to a financial institution that is also a principal member, indemnifying the financial institution from losses stemming from failures of DataCash customers to perform duties. The amount of the guarantee was estimated at 13 million U.K. pound sterling, or approximately $20 million, as of December 31, 2010.

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. See Note 5 (Fair Value).

Note 24. Foreign Exchange Risk Management

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

The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

As of December 31, 2010, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$36	$1 [1]	$38	$— [1]
Commitments to sell foreign currency	129	(2)[1]	50	(1)[1]
Balance Sheet Location:
Accounts Receivable		$1		$1
Other Current Liabilities		(2)		(2)

Euro Functional Currency

	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$2	$—	$16	$—
Commitments to sell foreign currency	14	—	45	—
Balance Sheet Location:
Accounts Receivable		$—		$—
Other Current Liabilities		—		—

U.K. Pound Sterling Functional Currency

	December 31, 2010		December 31, 2009
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
(in millions)
Commitments to purchase foreign currency	$—	$—	$—	$—
Commitments to sell foreign currency	5	—	—	—
Balance Sheet Location:
Accounts Receivable		$—		$—
Other Current Liabilities		—		—

Amount and Location of Gain (Loss) Recognized in Income during the Year Ended December 31,

	2010	2009
	(in millions)
Derivatives Not Designated As Hedging Instruments
Foreign Currency Derivative Contracts
General and administrative	$(17)	$(12)
Revenues	(3)	(6)

Total	$(20)	$(18)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, Mexican peso and U.K. pound sterling. The fair value of the foreign currency forward contracts and foreign currency option contracts generally reflects the estimated amounts that the Company would receive or (pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses in accumulated other comprehensive income as of December 31, 2010 and 2009 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2010 and 2009.

Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Note 25. Segment Reporting

MasterCard has one reportable segment, “Payment Solutions.” All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analyses of MasterCard as one operating segment. The President and Chief Executive Officer has been identified as the chief operating decision-maker.

Revenue by geographic market is based on the location of the Company’s customer that issued the cards which are generating the revenue. Revenue generated in the U.S. was approximately 41.6%, 42.4% and 44.1% of net revenues in 2010, 2009 and 2008, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard did not have any one customer that generated greater than 10% of net revenues in 2010, 2009 or 2008.

Note 26. Other Income

During the year ended December 31, 2009, the Company recognized a gain of $14 million on the prepayment of the Company’s remaining obligation on a litigation settlement. During the year ended December 31, 2008, the Company recognized $75 million pre-tax, in other income, related to the termination of a customer business agreement for a customer exiting a specific line of business.

MASTERCARD INCORPORATED

SUMMARY OF QUARTERLY DATA (Unaudited)

(In thousands, except per share data)

	2010 Quarter Ended				2010 Total
	March 31	June 30	September 30	December 31 [1]
	(in millions, except per share amounts)
Revenues, net	$1,308	$1,365	$1,428	$1,438	$5,539
Operating income	700	717	766	569	2,752
Net income attributable to MasterCard	455	458	518	415	1,846
Basic earnings per share	$3.47	$3.50	$3.96	$3.17	$14.10
Weighted average shares outstanding (basic)	130	131	131	131	131
Diluted earnings per share	$3.46	$3.49	$3.94	$3.16	$14.05
Weighted average shares outstanding (diluted)	131	131	131	131	131

	2009 Quarter Ended
	March 31	June 30	September 30	December 31 [1]	2009 Total
	(in millions, except per share amounts)
Revenues, net	$1,156	$1,280	$1,364	$1,299	$5,099
Operating income	561	557	673	469	2,260
Net income attributable to MasterCard	367	349	452	295	1,463
Basic earnings per share	$2.81	$2.67	$3.46	$2.25	$11.19
Weighted average shares outstanding (basic)	130	130	130	130	130
Diluted earnings per share	$2.80	$2.67	$3.45	$2.24	$11.16
Weighted average shares outstanding (diluted)	130	130	130	130	130

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MasterCard Incorporated’s management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that MasterCard Incorporated’s disclosure controls and procedures were effective as of the end of the period covered by this Report at the reasonable assurance level to accomplish their objectives of (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to MasterCard Incorporated’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Internal Control over Financial Reporting

In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2010. Management’s report on internal control over financial reporting is included in Item 8. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Part II, Item 8.

There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2011 (the “Proxy Statement”).

The aforementioned information in the Proxy Statement is incorporated by reference into this Report.

Item 11.    Executive Compensation

The information required by this Item with respect to executive officer and director compensation will appear in the Proxy Statement and is incorporated by reference into this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management equity and compensation plans will appear in the Proxy Statement and is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to transactions with related persons, the review, approval or ratification of such transactions and director independence will appear in the Proxy Statement and is incorporated by reference into this Report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item with respect to auditors’ services and fees will appear in the Proxy Statement and is incorporated by reference into this Report.

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

MASTERCARD INCORPORATED
(Registrant)

Date: February 24, 2011	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 24, 2011	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)
Date: February 24, 2011	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)
Date: February 24, 2011	/S/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)
Date: February 24, 2011	/S/ SILVIO BARZI
Silvio Barzi
Director
Date: February 24, 2011	/S/ DAVID R. CARLUCCI
David R. Carlucci
Director
Date: February 24, 2011	/S/ STEVEN J. FREIBERG
Steven J. Freiberg
Director
Date: February 24, 2011	/S/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director
Date: February 24, 2011	/S/ NANCY J. KARCH
Nancy J. Karch
Director

Date: February 24, 2011	/S/ MARC OLIVIÉ
Marc Olivié
Director
Date: February 24, 2011	/S/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director
Date: February 24, 2011	/S/ MARK SCHWARTZ
Mark Schwartz
Director
Date: February 24, 2011	/S/ JACKSON TAI
Jackson Tai
Director
Date: February 24, 2011	/S/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010
(File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2009 (File No. 001-32877)).

10.1	$2,750,000,000 Credit Agreement, dated as of November 22, 2010, among MasterCard Incorporated, the several lenders from time to time parties thereto, Citibank, N.A., as managing administrative agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2010 (File No. 001-32877)).

10.2	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.3+	Employment Agreement between MasterCard International Incorporated and Ajay Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.4+	Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.5+	Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.6+	Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.7+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.8+	Employment Agreement between Robert W. Selander and MasterCard International dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.8.1+	Transition Letter between Robert W. Selander and MasterCard Incorporated dated April 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 15, 2010 (File No. 001-32877)).

10.9+	MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.10+	MasterCard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 21, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 2, 2010 (File No. 001-32877)).

10.11+	MasterCard International Incorporated Restoration Program, as amended and restated January 1, 2007 unless otherwise provided (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.12+	MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.13+	MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.14+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.15+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.16+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.17+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877)).

10.18+	MasterCard International Incorporated Executive Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.19+	MasterCard International Incorporated Change in Control Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.20+	Schedule of Non-Employee Directors’ Annual Compensation (effective as of January 1, 2010) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.21+

2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.22+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.23	Form of Indemnification Agreement between MasterCard Incorporated and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.24	Form of Indemnification Agreement between MasterCard Incorporated and its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.25	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.26	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.27	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.28	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.29*	Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.30	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.31	Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.32	Agreement to Prepay Future Payments at a Discount, dated as of July 1, 2009, by and between MasterCard International incorporated and Co-lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed July 2, 2009 (File No. 001-32877)).

10.33**	Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto.

10.34**	MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of MasterCard Incorporated.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the U.S. Securities and Exchange Commission and has been granted confidential treatment.
**	The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

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