Form 10-Q
period 2011-03-31
MASTERCARD INC
filed 2011-05-03
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, there were 120,665,389 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 6,575,005 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in millions, except share data)
ASSETS

Cash and cash equivalents	$2,954	$3,067
Investment securities available-for-sale, at fair value	835	831
Investment securities held-to-maturity	150	300
Accounts receivable	642	650
Settlement due from customers	393	497
Restricted security deposits held for customers	576	493
Prepaid expenses	265	315
Deferred income taxes	174	216
Other current assets	84	85

Total Current Assets	6,073	6,454
Property, plant and equipment, at cost, net of accumulated depreciation	436	439
Deferred income taxes	13	5
Goodwill	710	677
Other intangible assets, net of accumulated amortization of $501 and $475, respectively	539	530
Auction rate securities available-for-sale, at fair value	93	106
Investment securities held-to-maturity	36	36
Prepaid expenses	365	365
Other assets	237	225

Total Assets	$8,502	$8,837

LIABILITIES AND EQUITY

Accounts payable	$283	$272
Settlement due to customers	405	636
Restricted security deposits held for customers	576	493
Obligations under litigation settlements	152	298
Accrued expenses	1,196	1,315
Other current liabilities	179	129

Total Current Liabilities	2,791	3,143
Deferred income taxes	95	74
Obligations under litigation settlements	4	4
Other liabilities	410	400

Total Liabilities	3,300	3,621
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 131,114,663 and 129,436,818 shares issued and 121,755,264 and 122,696,228 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 6,785,337 and 8,202,380 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,435	3,445
Class A treasury stock, at cost, 9,359,399 and 6,740,590 shares, respectively	(1,902)	(1,250)
Retained earnings	3,457	2,915
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	210	105
Defined benefit pension and other postretirement plans, net of tax	(12)	(12)
Investment securities available-for-sale, net of tax	3	2

Total accumulated other comprehensive income	201	95

Total Stockholders’ Equity	5,191	5,205
Non-controlling interests	11	11

Total Equity	5,202	5,216

Total Liabilities and Equity	$8,502	$8,837

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share data)

Revenues, net	$1,501	$1,308
Operating Expenses
General and administrative	494	458
Advertising and marketing	129	115
Depreciation and amortization	42	35

Total operating expenses	665	608

Operating income	836	700
Other Income (Expense)
Investment income	12	10
Interest expense	(10)	(15)
Other income (expense), net	(2)	—

Total other income (expense)	—	(5)

Income before income taxes	836	695
Income tax expense	274	240

Net income	562	455
Income attributable to non-controlling interests	—	—

Net Income Attributable to MasterCard	$562	$455

Basic Earnings per Share	$4.31	$3.47

Basic Weighted Average Shares Outstanding	130	130

Diluted Earnings per Share	$4.29	$3.46

Diluted Weighted Average Shares Outstanding	131	131

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating Activities
Net income	$562	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	35
Share based payments	15	16
Stock units withheld for taxes	(32)	(122)
Tax benefit for share based compensation	(7)	(91)
Accretion of imputed interest on litigation settlements	4	11
Deferred income taxes	55	49
Other	2	3
Changes in operating assets and liabilities:
Accounts receivable	(2)	19
Settlement due from customers	122	29
Prepaid expenses	60	4
Obligations under litigation settlements	(150)	(150)
Accounts payable	8	(36)
Settlement due to customers	(259)	(21)
Accrued expenses	(132)	(134)
Net change in other assets and liabilities	67	28

Net cash provided by operating activities	355	95

Investing Activities
Purchases of property, plant and equipment	(10)	(3)
Capitalized software	(15)	(17)
Purchases of investment securities available-for-sale	(15)	(33)
Proceeds from sales of investment securities available-for-sale	10	20
Proceeds from maturities of investment securities available-for-sale	15	11
Proceeds from maturities of investment securities held-to-maturity	150	—
Investment in nonmarketable equity investments	—	(1)

Net cash provided by (used in) in investing activities	135	(23)

Financing Activities
Purchases of treasury stock	(654)	—
Dividends paid	(20)	(20)
Tax benefit for share based compensation	7	91
Cash proceeds from exercise of stock options	2	6

Net cash (used in) provided by financing activities	(665)	77

Effect of exchange rate changes on cash and cash equivalents	62	(85)

Net (decrease) increase in cash and cash equivalents	(113)	64
Cash and cash equivalents - beginning of period	3,067	2,055

Cash and cash equivalents - end of period	$2,954	$2,119

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Total	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Non- Controlling Interests
		Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2010	$5,216	$—	$—	$3,445	$(1,250)	$2,915	$95	$11
Net income	562	—	—	—	—	562	—	—
Other comprehensive income, net of tax	106	—	—	—	—	—	106	—
Cash dividends declared on Class A and Class B common stock, $0.15 per share	(20)	—	—	—	—	(20)	—	—
Purchases of treasury stock	(654)	—	—	—	(654)	—	—	—
Issuance of treasury stock for share based compensation	—	—	—	(2)	2	—	—	—
Share based payments	15	—	—	15	—	—	—	—
Stock units withheld for taxes	(32)	—	—	(32)	—	—	—	—
Tax benefit for share based compensation	7	—	—	7	—	—	—	—
Exercise of stock options	2	—	—	2	—	—	—	—

Balance at March 31, 2011	$5,202	$—	$—	$3,435	$(1,902)	$3,457	$201	$11

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net Income	$562	$455
Other comprehensive income (loss):
Foreign currency translation adjustments	105	(105)
Defined benefit pension and postretirement plans, net of tax	—	—
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	1	(1)

Other comprehensive income (loss), net of tax	106	(106)

Comprehensive Income	668	349
Income attributable to non-controlling interests	—	—

Comprehensive Income Attributable to MasterCard	$668	$349

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Organization

MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), provide payment solutions, including transaction processing and related services to customers principally in support of their credit, deposit access (debit), prepaid, electronic cash and Automated Teller Machine (“ATM”) payment card programs, and travelers cheque programs. Our financial institution customers are generally either principal members (“principal members”) of MasterCard International, which participate directly in MasterCard International’s business, or affiliate members (“affiliate members”) of MasterCard International, which participate indirectly in MasterCard International’s business through a principal member.

Consolidation and basis of presentation

The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2011 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements as of December 31, 2010. The consolidated financial statements for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2010 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recent accounting pronouncements

Revenue arrangements with multiple deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Existing accounting standards required companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company adopted the revised accounting standard effective January 1, 2011 via prospective adoption. The adoption did not have an impact on the Company’s financial position or results of operations.

Fair value disclosures - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company’s financial position or results of operations.

Impairment testing for goodwill - In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company adopted this accounting standard on January 1, 2011, and the adoption had no impact on the Company's financial position or results of operations.

Business combinations - In December 2010, a new accounting standard was issued. This standard requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 for prospective application. The adoption had no impact on the Company's financial position or results of operations.

Note 2. Acquisition of Card Program Management Operations

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd. (“CPM”). Pursuant to the terms of the acquisition agreement, the Company acquired CPM on April 15, 2011 at a purchase price of approximately 295 million U.K. pound sterling, or approximately $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met.

CPM manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The acquisition of CPM is an expansion of MasterCard’s business into program management services. The acquisition is intended to enable the Company to offer end-to-end prepaid card solutions encompassing branded switching, issuing, processing and program management services, initially focused on the travel sector and in markets outside the United States.

The CPM acquisition was completed on April 15, 2011 through MasterCard’s purchase of Travelex Card Services Limited (“TCSL”) and its subsidiaries and all CPM contracts outside of TCSL. The purchase accounting will be completed in the second quarter of 2011. Accordingly, the Company has not yet allocated the purchase price to the assets and liabilities acquired.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of basic and diluted EPS for common shares were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$562	$455
Less: Net income allocated to Unvested Units	1	2

Net income attributable to MasterCard allocated to common shares	$561	$453

Denominator:
Basic EPS weighted average shares outstanding	130	130
Dilutive stock options and stock units	1	1

Diluted EPS weighted average shares outstanding	131	131

Earnings per Share
Total Basic	$4.31	$3.47

Total Diluted	$4.29	$3.46

The calculation of diluted EPS for the three month periods ended March 31, 2011 and 2010 excluded the following share-based payment awards because the effect would be antidilutive:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock options	277	199

Note 4. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the three month periods ended March 31:

	2011	2010
	(in millions)
Dividends declared but not yet paid	$20	$20
Software licenses financed	—	10
Assets recorded pursuant to capital lease	(3)	—
Capital lease obligation	3	—

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of March 31, 2011 and December 31, 2010 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2011.

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds [1]	$—	$316	$—	$316
Taxable short-term bond funds	519	—	—	519
Auction rate securities	—	—	93	93
Foreign currency derivative contracts	—	(5)	—	(5)

Total	$519	$311	$93	$923

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds [1]	$—	$315	$—	$315
Taxable short-term bond funds	516	—	—	516
Auction rate securities	—	—	106	106
Foreign currency derivative contracts	—	(1)	—	(1)

Total	$516	$314	$106	$936

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

The fair value of the Company’s short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy.

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of March 31, 2011 and December 31, 2010.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of March 31, 2011 and December 31, 2010, the carrying values on the consolidated balance sheet totaled $21 million and $20 million, respectively, and approximated fair value. The carrying value of the current portion of the Company’s debt is included in other current liabilities on the consolidated balance sheet.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At March 31, 2011 and December 31, 2010, the carrying values on the consolidated balance sheet totaled $156 million and $302 million and the fair values totaled $157 million and $307 million, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 16 (Obligations Under Litigation Settlements).

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. At March 31, 2011 and December 31, 2010, the carrying value of settlement and other guarantee liabilities were de minimis. The estimated fair values of settlement and other guarantee liabilities as of March 31, 2011 and December 31, 2010 were approximately $55 million and $45 million, respectively. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 19 (Settlement and Other Risk Management).

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Financial Instruments

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company’s non-financial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

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

Note 6. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective cost bases and fair values as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal bonds	$308	$9	$(1)	$316
Taxable short-term bond funds	513	6	—	519
Auction rate securities	103	—	(10)	93

Total	$924	$15	$(11)	$928

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal bonds	$305	$10	$—	$315
Taxable short-term bond funds	511	5	—	516
Auction rate securities	118	—	(12)	106

Total	$934	$15	$(12)	$937

[1]	The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of March 31, 2011, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three months ended March 31, 2011, the Company did not sell any ARS in the auction market, but there were calls at par.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2011 to March 31, 2011.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, January 1, 2011	$106
Calls, at par	(15)
Recovery of unrealized losses due to issuer calls	2

Fair value, March 31, 2011	$93

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of March 31, 2011, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 10% discount to the par value of the ARS portfolio at March 31, 2011 and December 31, 2010. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $10 million and $12 million as of March 31, 2011 and December 31, 2010, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $2 million as of March 31, 2011 and December 31, 2010.

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of March 31, 2011, the Company also owned held-to-maturity investment securities, which consisted of U.S. Treasury notes and a municipal bond yielding interest at 5.0% per annum. The bond relates to the Company’s back-up processing center in Kansas City, Missouri. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Carrying value	$186	$336
Gross unrecorded gains	2	2

Fair value	$188	$338

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2011 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(in millions)
Due within 1 year	$16	$16	$150	$150
Due after 1 year through 5 years	238	245	36	38
Due after 5 years through 10 years	58	59	—	—
Due after 10 years	99	89	—	—
No contractual maturity	513	519	—	—

Total	$924	$928	$186	$188

All the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of March 31, 2011:

	Par Amount	% of Total
	(in millions)
Due within 10 years	$4	4%
Due year 11 through year 20	1	1%
Due year 21 through year 30	81	78%
Due after year 30	17	17%

Total	$103	100%

Investment Income:

Investment income was $12 million and $10 million for the three months ended March 31, 2011 and 2010, respectively. It primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

Note 7. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$495	$497
Advertising	69	69
Income taxes	—	50
Data processing	34	31
Other	32	33

Total prepaid expenses	630	680
Prepaid expenses, current	(265)	(315)

Prepaid expenses, long-term	$365	$365

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Other Assets

Other assets consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Nonmarketable equity investments	$108	$107
Customer and merchant incentives	101	104
Income tax receivable	51	50
Cash surrender value of keyman life insurance	26	24
Other	35	25

Total other assets	321	310
Other assets, current	(84)	(85)

Other assets, long-term	$237	$225

Certain customer and merchant business agreements provide incentives upon entering into the agreement. As of March 31, 2011 and December 31, 2010, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

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

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Property, plant and equipment	$791	$771
Less accumulated depreciation and amortization	(355)	(332)

Property, plant and equipment, net	$436	$439

The Company leases its global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation were recorded at $154 million, which represented the lesser of the present value of the minimum lease payments and the fair value of the building and land assets. The Company received refunding revenue bonds issued by MDFB in the exact amount, $154 million, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of March 31, 2011 and December 31, 2010, capital leases, excluding the Winghaven facility, of $16 million and $13 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $9 million and $7 million as of March 31, 2011 and December 31, 2010, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $18 million and $16 million for the three months ended March 31, 2011 and 2010, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10. Goodwill

Goodwill was $710 million and $677 million as of March 31, 2011 and December 31, 2010, respectively. The change in the carrying amount of goodwill for the three months ended March 31, 2011 was due to foreign currency translation.

Note 11. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$706	$666
Personnel costs	180	307
Advertising	71	162
Income taxes	132	76
Other	107	104

Total accrued expenses	$1,196	$1,315

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Service cost	$4	$4
Interest cost	3	3
Expected return on plan assets	(5)	(4)
Amortization:
Actuarial loss	1	1
Prior service credit	(1)	(1)

Net periodic pension cost	$2	$3

The Company made voluntary contributions totaling $3 million and $5 million to the Qualified Plan during the three month periods ended March 31, 2011 and 2010, respectively.

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was $1 million for each of the three month periods ended March 31, 2011 and 2010. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost. The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Share Based Payment and Other Benefits

On March 1, 2011, the Company granted approximately 199 thousand restricted stock units, 164 thousand stock options and 26 thousand performance units under the MasterCard Incorporated 2006 Long-Term Incentive Plan, as amended and restated (“LTIP”). The fair value of the restricted stock units and performance stock units, based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on March 1, 2011, was $240.36. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $89.01. Vesting of the shares underlying the restricted stock units and performance stock units will occur on February 28, 2014. The stock options vest in four equal annual installments beginning on March 1, 2012, and have a term of ten years. The Company also makes certain off-cycle grants throughout the year. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

With regard to the performance stock units granted on March 1, 2011, whether or not the performance stock units vest will be based on MasterCard’s performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing January 1, 2011 yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee of the Board of Directors using subjective quantitative and qualitative goals expected to be established at the beginning of each year in the performance period from 2011 through 2013. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics.

These performance units have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. The initial fair value of each performance stock unit is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Given that the performance terms are subjective and not fixed on the date of grant, the performance stock units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance units expected to vest; multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange; less previously recorded compensation expense.

Note 14. Stockholders’ Equity

Commencing on May 31, 2010, the fourth anniversary of the Company’s initial public offering, each share of Class B common stock became eligible for conversion, at the holder’s option, into a share of Class A common stock on a one for one basis. In June 2010, the Company commenced a conversion program (approved by the Board of Directors in February 2010) for shares of Class B common stock to be converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors. The program features an “open window” for conversions of any size. As of March 31, 2011, 6,785,337 shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 5.3% of aggregate shares outstanding).

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. During the three months ended March 31, 2011, MasterCard repurchased a total of approximately 2.6 million shares, for an aggregate of $654 million and at an average price of $248.51 per share of Class A common stock. These repurchased shares were recorded as treasury stock, which is a reduction to stockholders’ equity.

In April 2011, the Company’s Board of Directors amended the existing share repurchase program, authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program, announced in September 2010, to an aggregate of $2 billion.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of April 28, 2011, the Company had completed the repurchase of approximately 3.9 million shares of its Class A common stock at a cumulative cost of approximately $1 billion.

Note 15. Commitments

On December 9, 2010, MasterCard entered into an agreement to acquire CPM. This acquisition was consummated on April 15, 2011. See Note 2 (Acquisition of Card Program Management Operations) for additional discussion regarding the acquisition of CPM.

At March 31, 2011, in addition to the commitment to purchase CPM, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
Remainder of 2011	$228	$3	$22	$203
2012	178	5	26	147
2013	92	40	15	37
2014	27	—	11	16
2015	14	—	9	5
Thereafter	16	—	15	1

Total	$555	$48	$98	$409

[1]	Excludes non-cash transactions relating to the Company’s Winghaven facility. See Note 4 (Non-Cash Investing and Financing Activities) for more information.

Included in the table above are capital leases with imputed interest expense of $4 million and a net present value of minimum lease payments of $44 million. In addition, at March 31, 2011, $43 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $7 million for each of the three month periods ended March 31, 2011 and 2010. Consolidated lease expense for automobiles, computer equipment and office equipment was $2 million for each of the three month periods ended March 31, 2011 and 2010.

Note 16. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard is obligated to make 12 quarterly payments of up to $150 million per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments will total $1.8 billion. The amount of each quarterly payment is contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments will be in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. If, however, the payment for any quarter is less than $150 million, the maximum payment for subsequent quarters will be increased by the difference between $150 million and the lesser amount that was paid in any quarter in which there was a shortfall. MasterCard assumes American Express will achieve these financial hurdles. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion in the quarter ended June 30, 2008. As of March 31, 2011, the Company has one quarterly payment of $150 million remaining.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2010, as follows:

(in millions)
Balance as of December 31, 2010	$302
Interest accretion on American Express Settlement	4
Payments on American Express Settlement	(150)
Other payments, accruals and accretion, net	—

Balance as of March 31, 2011	$156

See Note 18 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

Note 17. Income Taxes

The effective income tax rates were 32.8% and 34.6% for the three months ended March 31, 2011 and 2010, respectively. The rate for the three months ended March 31, 2011 was lower than the rate for the three months ended March 31, 2010 due primarily to a more favorable geographic mix of earnings and benefits recognized during the quarter with regard to the anticipated repatriation from a foreign subsidiary, partially offset by unrecognized tax benefits relating to positions taken during the current and prior periods.

Note 18. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. While these types of contingencies are generally resolved over long periods of time, the probability of loss or an estimation of damages can change due to discrete or a combination of developments, which could result in a material adverse effect on our results of operations, cash flows or financial condition. Except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the pending litigations and regulatory proceedings described below, it could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard’s belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim in the United States entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company’s results of operations, cash flows and financial condition.

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

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the Court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint in June 2006 and the parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “—U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions executed an order granting final approval to the settlement. The plaintiff from the Attridge action and three other objectors have filed a notice that they intend to appeal the settlement approval order and briefing on the appeals is ongoing. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. In June 2010, the court issued an order granting MasterCard’s motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision and briefing on the appeal is ongoing. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors have filed a notice that they intend to appeal the settlement approval order and briefing on the appeals is ongoing.

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

United States. In June 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard’s and Visa’s purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard’s and Visa’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority of which are styled as class actions, although a few complaints are on behalf of individual merchant plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. In October 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. In April 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (1) that MasterCard’s and Visa’s setting of interchange fees (for both credit and off-line debit transactions) violates Section 1 of the Sherman Act; (2) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (3) that MasterCard’s and Visa’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (4) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys’ fees and injunctive relief. In June 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. In January 2008, the district court dismissed the plaintiffs’ pre-2004 damage claims. In May 2008, the court denied MasterCard’s motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 2008. Briefs have been submitted on plaintiffs’ motion for class certification. The court heard oral argument on the plaintiffs’ class certification motion in November 2009. The parties are awaiting a decision on the motion.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

narrow the claims in the complaint. The parties have fully briefed the motion and the court heard oral argument on the motion in November 2009. The parties are awaiting decisions on the motions.

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 countering the plaintiffs’ assertions of liability and damages. In February 2011, both the defendants and the plaintiffs served a number of dispositive motions seeking summary judgment on all or portions of the claims in the complaints. Briefing on these motions is scheduled to be completed in June 2011. The court has scheduled a trial date of September 12, 2012. The trial date is subject to further delay based upon the timing of any rulings on the outstanding motions by the parties and any objections or appeals of those decisions along with other factors. MasterCard and the other defendants have been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs (who account for less than 5% of the purchase volume of the class plaintiffs) and the class plaintiffs. Although substantial progress has been made in the mediation with the individual merchant plaintiffs, there has not been similar progress with the class plaintiffs. In particular, the class plaintiffs’ confidential demands to MasterCard include unacceptable financial components as well as unacceptable changes to MasterCard’s business practices, and accordingly, MasterCard cannot ascertain whether the mediation or any settlement efforts will be successful. As a result of, among other things, varied progress in mediation and settlement negotiations, numerous yet-unresolved motions in the proceedings, and the uncertainty of the potential outcomes of these and related issues, an estimate of a reasonably possible loss is not possible to ascertain at this time.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

The December 2007 decision against MasterCard permits MasterCard to establish other default cross-border consumer card interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission’s satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard’s payment systems, and that competition is not eliminated altogether. In March 2008, MasterCard entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border consumer card interchange fees consistent with the decision and so as to understand more fully the European Commission’s position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, in April 2008, the European Commission informed MasterCard that it had rejected such request. In June 2008, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response in November 2008.

In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 2007 or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard’s undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard’s application for annulment of the European Commission’s December 2007 decision.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Shortly thereafter, the OFT commenced a new investigation of MasterCard’s current U.K. default credit card interchange fees and announced in February 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard’s payment system in the United Kingdom. MasterCard understood that the OFT was considering whether to commence a formal proceeding through the issuance of a Statement of Objections. In January 2010, the OFT informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard’s appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard’s domestic credit and debit card default interchange fees. MasterCard Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard’s (and Visa’s) interchange fees are

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

unlawful under Polish competition law, and imposed fines on MasterCard’s (and Visa’s) licensed financial institutions. As part of this decision, the PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. In November 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard’s appeal on the basis that MasterCard did not have a legal interest in the PCA’s decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard appealed this part of the court of first instance’s decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. In April 2010, the court of appeals issued an oral decision (followed by a written decision in May 2010) in which it reinstated MasterCard’s appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA’s decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard’s Polish customers and on MasterCard’s overall business in Poland.

Hungary. In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe’s (and Visa Europe’s) domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. In July 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe’s historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held in September 2009. Subsequently in September 2009, the HCA ruled that MasterCard’s (and Visa’s) historic interchange fees violated the law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. In December 2009, the HCA issued its formal decision and MasterCard appealed the decision to the Hungarian courts. In September 2010, the HCA filed its reply to MasterCard’s appeal, while MasterCard filed its response in October 2010. In October 2010, the Hungarian appeals court stayed the proceeding until MasterCard’s appeal to the General Court of the European Union of the European Commission’s December 2007 cross-border interchange fee decision is finally decided. If the HCA’s decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard’s Hungarian customers and on MasterCard’s overall business in Hungary.

Italy. In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard appealed to the Administrative Court). In May 2010, the ICA issued a Statement of Objections to MasterCard and the banks. In November 2010, the ICA adopted a decision in which it determined that MasterCard Europe’s domestic interchange fees violate European Union competition law, fined MasterCard €2.7 million and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard has appealed the ICA’s interchange fee decision to the Administrative Court. Subsequently in November 2010, the Administrative Court announced its judgment that the ICA had improperly rejected MasterCard’s proposed undertakings and annulled the ICA’s rejection decision (which decision the ICA has appealed to the Council of State). If the Administrative Court’s judgment is overturned and the ICA’s interchange fee decision is not reversed on appeal, the ICA’s decision could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to interchange fees, including the “honor all cards” and “no surcharge” rules. Also in December 2010, MasterCard learned that a purported class action lawsuit had been commenced against it in Quebec on behalf of Canadian merchants and consumers. That suit essentially repeats the allegations and arguments of the CCB application to the Canadian Competition Tribunal and seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian banks. This suit alleges that MasterCard, Visa and the banks have engaged in a price fixing conspiracy to increase or maintain the fees paid by merchants on credit card transactions and that MasterCard’s and Visa’s rules force merchants to accept MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. This second suit also seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. If the CCB’s challenges and/or the class action law suits were ultimately successful, such negative decisions could have a significant adverse impact on the revenues of

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.

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

South Africa. In August 2006, the South Africa Competition Commission created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, in June 2008, the Enquiry published an Executive Summary of its findings. The Enquiry’s full report was made public in December 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems’ (including MasterCard’s) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. Following the issuance of the Enquiry’s report, the South African Reserve Bank (“SARB”), the South African Treasury and the South African Competition Commission informed MasterCard that they were actively considering what, if any, action they would take in response to the Enquiry’s recommendations. In September 2010, the SARB informed MasterCard that it intends to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa, including MasterCard’s. Such an interchange structure, if adopted, could have a significant adverse impact on the revenues of MasterCard’s South African customers and on MasterCard’s overall business in South Africa.

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

Switzerland. In July 2010, MasterCard received a notice from the Swiss Competition Authority (“WEKO”) that, based upon complaints, WEKO had opened an investigation of MasterCard’s domestic debit acquirer fees to

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

determine whether to order MasterCard to discontinue charging the fees. Subsequently in July 2010, MasterCard responded to the notice and filed additional comments. In September 2010, the WEKO issued a decision in which it rejected the complaints and declined to open proceedings on the matter. More recently, MasterCard learned that the WEKO has not formally concluded its investigation of the fees.

Ukraine. In June 2010, the Ukrainian Competition Authority (the “UCA”) issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association. MasterCard is discussing with the UCA how to best address its concerns.

Netherlands. On February 11, 2011, the Netherlands Competition Authority issued MasterCard a Statement of Objections challenging MasterCard co-branding and co-residency rules and policies. The co-branding rules being challenged prohibit, in some cases, financial institutions licensed by MasterCard from placing other payment systems’ brands on MasterCard cards. The co-residency rules being challenged prohibit, in some cases, licensed financial institutions from encoding other payment systems' applications on the electronic “chip” in MasterCard cards. MasterCard filed its response to the Statement of Objection on March 11, 2011. A hearing on the matter was held on April 14, 2011.

Note 19. Settlement and Other Risk Management

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

MasterCard requires certain members that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company may also hold collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International’s rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$30,358	$29,695
Collateral held for Settlement Exposure	(3,528)	(3,062)

Net uncollateralized Settlement Exposure	$26,830	$26,633

Uncollateralized Settlement Exposure attributable to non-compliant members	$355	$279

Cirrus and Maestro transactions:
Gross Settlement Exposure	$2,893	$2,962

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 32% and 33% at March 31, 2011 and December 31, 2010, respectively. With the exception of Brazil, which was 15% and 16% at March 31, 2011 and December 31, 2010, respectively, and France, which was 10% at March 31, 2011, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either March 31, 2011 or December 31, 2010. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 67% and 64% at March 31, 2011 and December 31, 2010, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $347 million and $361 million at March 31, 2011 and December 31, 2010, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $269 million and $280 million at March 31, 2011 and December 31, 2010, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $13 million as of March 31, 2011 and December 31, 2010, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates may also affect the Company’s settlement risk. The Company’s global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. The amount of the guarantees was estimated at approximately $31 million and $20 million, as of March 31, 2011 and December 31, 2010, respectively.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2011, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	March 31, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$31	$—	$36	$1
Commitments to sell foreign currency	310	(7)	129	(2)
Balance Sheet Location:
Accounts Receivable		$1		$1
Other Current Liabilities		(8)		(2)

Euro Functional Currency

	March 31, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$—	$—	$2	$—
Commitments to sell foreign currency	65	2	14	—
Balance Sheet Location:
Accounts Receivable		$2		$—
Other Current Liabilities		—		—

U.K. Pound Sterling Functional Currency

	March 31, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$—	$—	$—	$—
Commitments to sell foreign currency	—	—	5	—
Balance Sheet Location:
Accounts Receivable		$—		$—
Other Current Liabilities		—		—

			Amount and Location of Gain (Loss) Recognized in Income
			Three Months Ended March 31,
			2011	2010
			(in millions)
Derivatives Not Designated As Hedging Instruments
Foreign Currency Derivative Contracts
General and administrative			$(11)	$(5)
Revenues			(2)	(1)

Total			$(13)	$(6)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, Hong Kong dollar, Korean won, Mexican peso, Swiss francs, Thai baht and Turkish lira. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at March 31, 2011 and December 31, 2010.

Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”) included elsewhere in this Report. Percentage changes provided throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated on amounts rounded to the nearest thousand.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•	the Company’s belief in the continuing trend towards electronic forms of payment;

•	the Company’s focus on growing its credit, debit, prepaid and payment transaction processing offerings;

•

the Company’s focus on diversifying our business (including seeking new areas of growth, expanding acceptance points and maintaining unsurpassed acceptance and successfully working with new business partners);

•	the Company’s focus on building new businesses through e-Commerce, mobile and other initiatives;

•	the recent acquisition of the prepaid card program management operations of Travelex Holdings Ltd. (as described below);

•	the effects of economic recoveries in areas such as the Asia/Pacific and Latin America regions;

•	the Company’s advertising and marketing strategy and investment;

•	the potential reduction in the Company’s tax rate over time;

•

the Company’s belief that cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations; and

•	the manner and amount of purchases by the Company pursuant to its share repurchase program, dependent upon price and market conditions.

Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; appeals of currency conversion case settlements; future reserves, incurred liability, limitations on business and other penalties resulting from litigation; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors to our customers; brand perceptions and reputation; inability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to settlement obligation defaults by our customers; disruptions to our transaction processing systems; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change; acquisition integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Overview

MasterCard is a leading global payment solutions company that provides a critical economic link among financial institutions, businesses, merchants, cardholders and governments worldwide, enabling them to use electronic forms of payment instead of cash and checks. We provide a variety of services in support of the credit, debit, prepaid and related payment programs of approximately 22,000 financial institutions and other entities that are our customers. We primarily:

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

•	build new businesses through continued strategic efforts with respect to innovative payment methods, such as electronic commerce (e-Commerce) and mobile capabilities.

See “-Business Environment” for a discussion of environmental considerations related to our long-term strategic objectives.

We recorded net income of $562 million, or $4.29 per diluted share, for the three months ended March 31, 2011 versus net income of $455 million, or $3.46 per diluted share, for the three months ended March 31, 2010. As of March 31, 2011, our liquidity and capital positions remained strong, with $3.8 billion in cash and cash equivalents and current available-for-sale securities and $5.2 billion in equity. In addition, we generated cash flows from operations of $355 million for the three months ended March 31, 2011.

Our net revenues increased 14.8% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to the increased dollar volume of activity on cards carrying our brands, pricing changes and increased transactions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real had a minimal impact on net revenues for the three months ended March 31, 2011.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, impact our ability to grow our revenues. Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three months ended March 31, 2011, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, our processed transactions increased 11.1% and our volumes increased 12.8% on a local currency basis. This compares to increased processed transactions of 4.6% and increased volumes of 8.6% on a local currency basis during the three months ended March 31, 2010. The net effects of pricing actions contributed approximately 5 percentage points to our net revenue growth for the three months ended March 31, 2011. Overall, net revenue growth for the three months ended March 31, 2011 was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity.

Our operating expenses increased 9.4% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to greater general and administrative expenses and advertising and marketing expenses. The increase in general and administrative expenses, including expenses related to a recent acquisition, was primarily due to personnel expenses and professional fees. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real had a minimal impact on expenses for the three months ended March 31, 2011.

Our ratios of operating income as a percentage of net revenues, or operating margins, were 55.7% for the three months ended March 31, 2011 versus 53.5% for the comparable period in 2010.

The effective income tax rates were 32.8% and 34.6% for the three months ended March 31, 2011 and 2010, respectively.

On December 9, 2010, we entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd. (“CPM”). Pursuant to the terms of the acquisition agreement, we acquired CPM on April 15, 2011 at a purchase price of approximately 295 million U.K. pound sterling, or approximately $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met. CPM manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The acquisition of CPM is an expansion of our business into program management services. The acquisition is intended to enable us to offer end-to-end prepaid card solutions encompassing branded switching, issuing, processing and program management services, initially focused on the travel sector and in markets outside the United States.

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 40.2% and 41.0% of total net revenue for the three months ended March 31, 2011 and 2010, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. In particular, the economies of the United States and the United Kingdom were significantly impacted by this economic turmoil, and it has also impacted other economies around the world. Countries that have experienced credit ratings actions by ratings agencies include several in Europe and the United States. Some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to an economic crisis and the state of economic environments. The severity of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth may be negatively impacted, or the Company may be impacted in several ways, including but not limited to the following:

•

Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to change.

•	Constriction of consumer and business confidence, such as in recessionary environments and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Uncertainty and volatility in the performance of our customers’ businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability.

•	Our customers may decrease spending for optional or enhanced services.

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

•

Our customers may default on their settlement obligations. See Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

•

Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion. In particular, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. See “Risk Factors – Legal and Regulatory Risks – The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion, including with respect to: (1) regulation providing for limitations on debit and prepaid “interchange transaction fees”, (2) regulation prohibiting exclusive debit network arrangements and routing restrictions for debit and (3) the creation of independent regulatory bodies with the authority to regulate consumer financial products and, potentially, broader aspects of payment card network operations (e.g., the ability to deem MasterCard “systematically important”). See also “Risk Factors – Legal and Regulatory Risks – New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia/Pacific and Latin American regions, we have now experienced several quarters of significant increases in dollar volume of activity on cards carrying our brands in those regions while in the U.S. we have observed mixed economic indicators, including retail spending and unemployment rates. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

Financial Results

Our operating results for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,		Percent Increase (Decrease) 2011 vs. 2010
	2011	2010
	(in millions, except per share, percentages and GDV amounts)
Revenues, net	$1,501	$1,308	14.8%
Operating Expenses:
General and administrative	494	458	7.9%
Advertising and marketing	129	115	12.1%
Depreciation and amortization	42	35	19.3%

Total operating expenses	665	608	9.4%

Operating income	836	700	19.4%
Total other income (expense)	—	(5)	*

Income before income taxes	836	695	20.3%
Income tax expense	274	240	14.2%

Net income	562	455	23.6%
Income attributable to non-controlling interests	—	—	*

Net Income Attributable to MasterCard	$562	$455	23.6%

Basic Earnings per Share	$4.31	$3.47	24.2%
Basic Weighted Average Shares Outstanding	130	130	(0.1)%
Diluted Earnings per Share	$4.29	$3.46	24.0%
Diluted Weighted Average Shares Outstanding	131	131	(0.1)%
Effective Income Tax Rate	32.8%	34.6%	*
Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions)	$728	$632	15.2%
Processed transactions	5,971	5,373	11.1%

*	Not meaningful.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three months ended March 31, 2011, the U.S. dollar strengthened against the euro and weakened against the Brazilian real, versus the comparable period in 2010. The mix of the U.S. dollar strengthening against the euro while weakening against the Brazilian real resulted in a minimal impact on revenue and operating expenses for the three months ended March 31, 2011.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2011, GDV increased 15.2% when measured on a U.S. dollar converted basis and increased 12.8% when measured on a local currency basis, versus the comparable period in 2010.

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

Cross-border transactions generate greater revenue than do domestic transactions since cross-border fees are higher than domestic fees. We review our pricing and implement pricing changes on an ongoing basis and pricing may impact revenue growth in the future. In addition, standard pricing varies among our regional businesses, and such pricing can be customized further for our customers through incentive and rebate agreements.

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

•	The Company also charges for a variety of other payment-related services, including compliance and penalty fees, account and transaction enhancement services, holograms and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue in the same period that performance occurs. Performance periods vary depending on the type of rebate or incentive, including commitments to the agreement term, hurdles for volumes, transactions or issuance of new cards, launch of new programs, or the execution of marketing programs. Rebates and incentives are calculated based on estimated performance, the timing of new and renewed agreements and the terms of the related business agreements.

Revenue Analysis

Gross revenues increased $230 million, or 13.1%, for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $37 million, or 8.3%, for the three months ended March 31, 2011 versus the comparable period in 2010. Our net revenues increased 14.8% for the three months ended March 31, 2011 versus the comparable period in 2010.

Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three months ended March 31, 2011, our processed transactions increased 11.1% and our volumes increased 12.8% on a local currency basis. The effects of pricing actions implemented in 2010 and 2011 contributed approximately 5 percentage points to our net revenue growth for the three months ended March 31, 2011. The pricing structure for our acquirer revenues from cross-border transactions was simplified in the fourth quarter of 2010. Pursuant to the previous structure, MasterCard charged a cross-border volume fee but provided a rebate if MasterCard was allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross border volume fee charged is lower and no rebate is provided. This change had no impact to net revenues.

The significant components of our net revenues were as follows for the three months ended March 31:

	For the Three Months Ended March 31,		Dollar Increase (Decrease) 2011 vs. 2010	Percent Increase (Decrease) 2011 vs. 2010
	2011	2010
	(in millions, except percentages)
Domestic assessments	$723	$587	$136	23.2%
Cross-border volume fees	462	446	16	3.6%
Transaction processing fees	590	509	81	15.8%
Other revenues	203	206	(3)	(1.7)%

Gross revenues	1,978	1,748	230	13.1%
Rebates and incentives (contra-revenues)	(477)	(440)	(37)	8.3%

Net revenues	$1,501	$1,308	$193	14.8%

Domestic assessments – There was an increase in domestic assessments of 23.2% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to:

•	GDV increased 12.8% during the three months ended March 31, 2011 when measured in local currency terms, and increased 15.2% when measured on a U.S. dollar-converted basis, versus 2010.

•	Pricing changes, primarily those implemented in April 2010, increased domestic assessments by approximately 8 percentage points for the three months ended March 31, 2011.

Cross-border volume fees – There was an increase in cross-border volume fees of 3.6% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to:

•

Cross-border volumes increased 18.5% for the three months ended March 31, 2011 when measured in local currency terms, and increased 21.3% when measured on a U.S. dollar-converted basis, versus the comparable period in 2010.

•

Pricing changes reduced cross-border revenue by approximately 14 percentage points for the three months ended March 31, 2011. This decrease due to pricing changes included approximately 17 percentage points related to the pricing structure change implemented in October 2010 and was partially offset by pricing increases implemented during 2010.

Transaction processing fees – There was an increase in transaction processing fees of 15.8% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to:

•	Processed transactions increased 11.1% for the three months ended March 31, 2011 versus the comparable period in 2010.

•	The effects of transaction processing activities for which revenues are not driven by the number of switching transactions also contributed to the growth in transaction processing fees.

Other revenues – Other revenues decreased 1.7% for the three months ended March 31, 2011, primarily due to a decrease in compliance and penalty fees compared to the comparable period in 2010, partially offset by increased fees for consulting and other services.

Rebates and incentives – The increase in rebates and incentives of 8.3% for the three months ended March 31, 2011 versus the comparable period in 2010 was primarily due to:

•

Higher rebates and incentives were driven by certain new and renewed agreements as well as increased performance. The Company intends to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

•	Pricing changes reduced rebates and incentives growth by approximately 16 percentage points primarily due to the pricing structure change implemented in October 2010.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. For the three months ended March 31, 2011, operating expenses increased $57 million, or 9.4%, versus the comparable period in 2010, primarily due to greater general and administrative expenses, including expenses related to a recent acquisition, and advertising and marketing expenses.

General and Administrative

General and administrative expenses increased $36 million, or 7.9%, for the three months ended March 31, 2011 versus the comparable period in 2010. The major components of general and administrative expenses were as follows:

	For the Three Months Ended March 31,		Dollar Increase (Decrease) 2011 vs. 2010	Percent Increase (Decrease) 2011 vs. 2010
	2011	2010
	(in millions, except percentages)
Personnel	$333	$315	$18	5.7%
Professional fees	52	35	17	46.6%
Telecommunications	15	15	—	1.5%
Data processing	25	22	3	12.5%
Travel and entertainment	19	13	6	48.2%
Other	50	58	(8)	(12.5)%

General and administrative expenses	$494	$458	$36	7.9%

•

Personnel expense increased 5.7% for the three months ended March 31, 2011 versus the comparable period in 2010. The increase was primarily due to higher salaries and benefits costs, including increased compensation and number of employees in support of the Company’s strategic initiatives. The increase was partially offset by lower employment taxes relating to the vesting of equity compensation awards.

•

Professional fees consist primarily of third-party consulting services related to strategic initiatives and legal costs to defend our outstanding litigation. Professional fees increased 46.6% for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to the execution and integration of acquisitions, e-Commerce initiatives and other strategic opportunities.

•

Telecommunications expense consists of expenses to support our global payments system infrastructure as well as our other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•	Data processing consists of expenses to operate and maintain MasterCard’s computer systems. These expenses vary with business volume growth, system upgrades and usage.

•

Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings. For the three months ended March 31, 2011, these expenses increased 48.2% reflecting business development efforts.

•

Other expenses include rental expense for our facilities, foreign exchange gains and losses and other miscellaneous administrative expenses. The decrease in 2011 includes lower net expenses from foreign currency remeasurement and foreign exchange risk management.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $14 million, or 12.1%, for the three months ended March 31, 2011 versus the comparable period in 2010, mainly due to customer-specific initiatives and sponsorships.

Depreciation and Amortization

Depreciation and amortization expenses increased $7 million, or 19.3%, for the three months ended March 31, 2011 versus the comparable period in 2010. The increases in depreciation and amortization expense reflected the amortization of intangible assets from a recent acquisition and increased investments in data center equipment.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. The components of other income (expense) for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,		Dollar Increase (Decrease) 2011 vs. 2010	Percent Increase (Decrease) 2011 vs. 2010
	2011	2010
	(in millions, except percentages)
Investment income	$12	$10	$2	27.8%
Interest expense	(10)	(15)	(5)	(37.1)%
Other income (expense), net	(2)	—	(2)	*

Total other income (expense)	$—	$(5)	$5	*

*	Not meaningful.

•	Investment income increased $2 million for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to an increase in interest income.

•	Interest expense decreased $5 million for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to a decrease in interest accretion on litigation settlements.

•	Other income (expense), net decreased $2 million for the three months ended March 31, 2011 versus the comparable period in 2010, primarily due to losses on equity method investments.

Income Taxes

The effective income tax rates were 32.8% and 34.6% for the three months ended March 31, 2011 and 2010, respectively. The rate for the three months ended March 31, 2011 was lower than the rate for the three months ended March 31, 2010 due primarily to a more favorable geographic mix of earnings and benefits recognized during the quarter with regard to the anticipated repatriation from a foreign subsidiary, partially offset by unrecognized tax benefits relating to positions taken during the current and prior periods.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our obligations related to litigation settlements. At March 31, 2011 and December 31, 2010, we had $3.8 billion and $3.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Total equity was $5.2 billion as of March 31, 2011 and December 31, 2010.

On December 9, 2010, MasterCard entered into an agreement to acquire CPM. Pursuant to the terms of the acquisition agreement, the Company acquired CPM on April 15, 2011 at a purchase price of approximately 295 million U.K. pound sterling, or approximately $481 million, including adjustments for working capital, with contingent consideration of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met.

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. During the first quarter of 2011, MasterCard repurchased a total of approximately 2.6 million shares, for an aggregate of $654 million and at an average price of $248.51 per share of Class A common stock. These repurchased shares are considered treasury stock.

In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program, announced in September 2010, to an aggregate of $2 billion.

As of April 28, 2011, the Company had completed the repurchase of approximately 3.9 million shares of its Class A common stock at a cost of approximately $1 billion. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.

We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and litigation settlement obligations. Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A (Risk Factors) in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See also Notes 16 (Obligations Under Litigation Settlements) and 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “-Business Environment” for more information.

The table below shows a summary of the cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$355	$95
Net cash provided by (used in) investing activities	135	(23)
Net cash (used in) provided by financing activities	(665)	77

	March 31, 2011	December 31, 2010
	(in millions)
Balance Sheet Data:
Current assets	$6,073	$6,454
Current liabilities	2,791	3,143
Long-term liabilities	509	478
Equity	5,202	5,216

Net cash provided by operating activities for the three months ended March 31, 2011 was $355 million versus $95 million for the comparable period in 2010. Net cash provided by operating activities for the three months ended March 31, 2011 was primarily due to net income partially offset by litigation settlement payments, the net change in customer settlements and a reduction in accrued expenses. Net cash provided by operating activities for the three months ended March 31, 2010 was primarily due to net income partially offset by litigation settlement payments, a reduction in accrued expenses and the effect of stock units withheld for taxes.

Net cash provided by investing activities for the three months ended March 31, 2011 primarily related to proceeds from maturities of investment securities. Net cash used for investing activities for the three months ended March 31, 2010 primarily related to expenditures for our global network.

Net cash used in financing activities for the three months ended March 31, 2011 primarily related to the repurchase of the company’s common stock. Net cash provided by financing activities for the three months ended March 31, 2010 primarily related to the tax benefit for share-based compensation partially offset by the payment of $20 million in dividends to our stockholders.

Dividends

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

Credit Availability

On November 22, 2010, the Company entered into a committed three-year unsecured $2.75 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on November 22, 2013, replaced the Company’s prior credit facility which was to expire on April 26, 2011. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon our credit rating. At March 31, 2011, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at March 31, 2011. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Future Obligations

The following table summarizes our obligations as of March 31, 2011 that are expected to impact liquidity and cash flow in future periods in addition to our agreement to purchase CPM (see - “Overview”). We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2011	2012-2013	2014-2015	2016 and thereafter
	(in millions)
Capital leases [1]	$48	$3	$45	$—	$—
Operating leases [2]	98	22	41	20	15
Sponsorship, licensing and other [3,4]	413	207	184	21	1
Litigation settlements [5]	158	154	4	—	—
Debt [6]	21	21	—	—	—

Total	$738	$407	$274	$41	$16

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $706 million as of March 31, 2011 related to customer and merchant agreements.

[4]

Includes current liability of $4 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]	Represents amounts due in accordance with the American Express Settlement and other litigation settlements. The American Express Settlement requires one remaining quarterly payment of $150 million.
[6]	Debt primarily represents amounts due for the acquisition of MasterCard France.

Recent Accounting Pronouncements

Revenue arrangements with multiple deliverables – In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Existing accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company adopted the revised accounting standard effective January 1, 2011 via prospective adoption. The adoption did not have an impact on the Company’s financial position or results of operations.

Fair value disclosures – The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company’s financial position or results of operations.

Impairment testing for goodwill – In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company adopted this accounting standard on January 1, 2011, and the adoption had no impact on the Company's financial position or results of operations.

Business combinations – In December 2010, a new accounting standard was issued. This standard requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 for prospective application. The adoption had no impact on the Company's financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at March 31, 2011 as compared to December 31, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions related to derivative instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 3, 2011 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statement of operations and consolidated condensed statement of comprehensive income for each of the three month periods ended March 31, 2011 and 2010, and the consolidated statement of cash flows for each of the three month periods ended March 31, 2011 and 2010, and the consolidated statement of changes in equity for the three month period ended March 31, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statement of operations, of comprehensive income (loss), of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 3, 2011

MASTERCARD INCORPORATED

FORM 10-Q

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. During the first quarter of 2011, MasterCard repurchased a total of approximately 2.6 million shares, for an aggregate of $654 million and at an average price of $248.51 per share of Class A common stock. The Company’s activity during the first quarter of 2011 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (1)
January 1 – 31	—	—	—	$1,000,000,000
February 1 – 28	848,019	$251.63	848,019	$786,615,859
March 1 - 31	1,782,991	$247.02	1,782,991	$346,173,670

Total	2,631,010	$248.51	2,631,010

(1)	Dollar value for shares that may yet be purchased under the Repurchase Program is as of the end of the period.

In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program, announced in September 2010, to an aggregate of $2 billion.

As of April 28, 2011, the Company had completed the repurchase of approximately 3.9 million shares of its Class A common stock at a cost of approximately $1 billion.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date: May 3, 2011	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2011	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2011	By:	/S/ MELISSA J. BALLENGER
Melissa J. Ballenger
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011).

10.2+	Form of Stock Option Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011).

10.3+	Form of Performance Unit Agreement for Awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011).

10.4+	Description of Employment Arrangement with Walter Macnee.

10.5*	Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

10.6*	MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.
*	The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

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