Form 10-Q
period 2011-06-30
MASTERCARD INC
filed 2011-08-03
CIK 1141391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, there were 120,688,256 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share, and 6,372,930 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

MASTERCARD INCORPORATED

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2011	December 31, 2010
	(in millions, except share data)
ASSETS

Cash and cash equivalents	$2,764	$3,067
Investment securities available-for-sale, at fair value	840	831
Investment securities held-to-maturity	—	300
Accounts receivable	713	650
Settlement due from customers	483	497
Restricted security deposits held for customers	608	493
Prepaid expenses	401	315
Deferred income taxes	134	216
Other current assets	68	85

Total Current Assets	6,011	6,454
Property, plant and equipment, at cost, net of accumulated depreciation	454	439
Deferred income taxes	23	5
Goodwill	1,068	677
Other intangible assets, net of accumulated amortization of $503 and $475, respectively	700	530
Auction rate securities available-for-sale, at fair value	81	106
Investment securities held-to-maturity	36	36
Prepaid expenses	373	365
Other assets	279	225

Total Assets	$9,025	$8,837

LIABILITIES AND EQUITY

Accounts payable	$336	$272
Settlement due to customers	551	636
Restricted security deposits held for customers	608	493
Obligations under litigation settlements	8	298
Accrued expenses	1,280	1,315
Other current liabilities	181	129

Total Current Liabilities	2,964	3,143
Deferred income taxes	130	74
Obligations under litigation settlements	—	4
Other liabilities	450	400

Total Liabilities	3,544	3,621
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 131,431,450 and 129,436,818 shares issued and 120,605,530 and 122,696,228 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 6,523,961 and 8,202,380 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,465	3,445
Class A treasury stock, at cost, 10,825,920 and 6,740,590 shares, respectively	(2,289)	(1,250)
Retained earnings	4,047	2,915
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	253	105
Defined benefit pension and other postretirement plans, net of tax	(12)	(12)
Investment securities available-for-sale, net of tax	6	2

Total accumulated other comprehensive income	247	95

Total Stockholders’ Equity	5,470	5,205
Non-controlling interests	11	11

Total Equity	5,481	5,216

Total Liabilities and Equity	$9,025	$8,837

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)

Revenues, net	$1,667	$1,365	$3,168	$2,673
Operating Expenses
General and administrative	540	433	1,034	891
Advertising and marketing	193	180	322	295
Depreciation and amortization	49	35	91	70

Total operating expenses	782	648	1,447	1,256

Operating income	885	717	1,721	1,417
Other Income (Expense)
Investment income	11	13	23	23
Interest expense	(2)	(17)	(12)	(32)
Other income (expense), net	(2)	—	(4)	—

Total other income (expense)	7	(4)	7	(9)

Income before income taxes	892	713	1,728	1,408
Income tax expense	284	255	558	495

Net income	608	458	1,170	913
Income attributable to non-controlling interests	—	—	—	—

Net Income Attributable to MasterCard	$608	$458	$1,170	$913

Basic Earnings per Share	$4.77	$3.50	$9.08	$6.97

Basic Weighted Average Shares Outstanding	127	131	129	131

Diluted Earnings per Share	$4.76	$3.49	$9.05	$6.95

Diluted Weighted Average Shares Outstanding	128	131	129	131

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in millions)
Operating Activities
Net income	$1,170	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	70
Share based payments	36	31
Stock units withheld for taxes	(32)	(124)
Tax benefit for share based compensation	(10)	(89)
Accretion of imputed interest on litigation settlements	5	21
Deferred income taxes	94	110
Other	8	6
Changes in operating assets and liabilities:
Accounts receivable	(22)	(12)
Income taxes receivable	—	(14)
Settlement due from customers	42	(1)
Prepaid expenses	(73)	(68)
Obligations under litigation settlements	(300)	(300)
Accounts payable	34	(38)
Settlement due to customers	(127)	38
Accrued expenses	(84)	(109)
Net change in other assets and liabilities	61	4

Net cash provided by operating activities	893	438

Investing Activities
Acquisition of business, net of cash acquired	(460)	—
Purchases of property, plant and equipment	(35)	(25)
Capitalized software	(37)	(40)
Purchases of investment securities available-for-sale	(39)	(68)
Proceeds from sales of investment securities available-for-sale	30	56
Proceeds from maturities of investment securities available-for-sale	28	60
Proceeds from maturities of investment securities held-to-maturity	301	—
Investment in nonmarketable equity investments	(2)	(3)

Net cash used in investing activities	(214)	(20)

Financing Activities
Purchases of treasury stock	(1,041)	—
Payment of debt	(21)	—
Dividends paid	(39)	(39)
Tax benefit for share based compensation	10	89
Cash proceeds from exercise of stock options	8	9

Net cash (used in) provided by financing activities	(1,083)	59

Effect of exchange rate changes on cash and cash equivalents	101	(209)

Net (decrease) increase in cash and cash equivalents	(303)	268
Cash and cash equivalents - beginning of period	3,067	2,055

Cash and cash equivalents - end of period	$2,764	$2,323

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Total	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Non- Controlling Interests
		Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2010	$5,216	$—	$—	$3,445	$(1,250)	$2,915	$95	$11
Net income	1,170	—	—	—	—	1,170	—	—
Other comprehensive income, net of tax	152	—	—	—	—	—	152	—
Cash dividends declared on Class A and Class B common stock, $0.30 per share	(38)	—	—	—	—	(38)	—	—
Purchases of treasury stock	(1,041)	—	—	—	(1,041)	—	—	—
Issuance of treasury stock for share based compensation	—	—	—	(2)	2	—	—	—
Share based payments	36	—	—	36	—	—	—	—
Stock units withheld for taxes	(32)	—	—	(32)	—	—	—	—
Tax benefit for share based compensation	10	—	—	10	—	—	—	—
Exercise of stock options	8	—	—	8	—	—	—	—

Balance at June 30, 2011	$5,481	$—	$—	$3,465	$(2,289)	$4,047	$247	$11

MASTERCARD INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net Income	$608	$458	$1,170	$913
Other comprehensive income (loss):
Foreign currency translation adjustments	43	(165)	148	(270)
Defined benefit pension and postretirement plans, net of tax	—	—	—	—
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	3	5	4	4

Other comprehensive income (loss), net of tax	46	(160)	152	(266)

Comprehensive Income	654	298	1,322	647
Income attributable to non-controlling interests	—	—	—	—

Comprehensive Income Attributable to MasterCard	$654	$298	$1,322	$647

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

The balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements as of December 31, 2010. The consolidated financial statements for the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Fair value measurement - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company’s financial position or results of operations.

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. Disclosures will be required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company will adopt the revised accounting standard effective January 1, 2012 via prospective adoption, as required, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

Impairment testing for goodwill - In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company adopted this accounting standard on January 1, 2011, and the adoption had no impact on the Company’s financial position or results of operations.

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

Comprehensive income - In June 2011, a new accounting standard was issued. This standard amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This standard requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt the revised accounting standard effective January 1, 2012, and does not anticipate that this adoption will have an impact on the Company’s financial position or results of operations.

Note 2. Acquisition of Card Program Management Operations

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., now referred to as Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Access manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The Company expects value from this expansion of its business into program management services, as it offers end-to-end prepaid card solutions encompassing branded switching, issuing, and processing, initially focused on the travel sector and in markets outside the United States.

The following table summarizes the purchase price allocation for the Access acquisition:

Fair Value at April 15, 2011
(in millions)
Current assets	$50
Property, plant and equipment	2
Intangible assets	164
Goodwill	354

Total assets acquired	570

Current liabilities	(56)
Non-current liabilities	(33)

Total liabilities assumed	(89)

Net assets acquired	$481

Purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on April 15, 2011, the acquisition date. The excess of purchase consideration over net assets acquired was recorded as goodwill. None of the $354 million of goodwill is expected to be deductible for tax purposes.

The contingent consideration is based on Access revenues in 2011. The potential undiscounted amount of all future payments that MasterCard could be required to pay the former owners of Access under the contingent consideration arrangement is between nothing and 35 million U.K. pound sterling, or approximately $57 million. As of June 30, 2011, the Company has recognized 6 million U.K. pound sterling, or approximately $9 million, and included the contingent consideration amount in current liabilities. The fair value of the contingent consideration arrangement was estimated by applying a probability-weighted income approach. The amount of the contingent consideration, the range of outcomes, and the assumptions used to develop the estimates are subject to change through December 31, 2011, the expiration date.

Intangible assets consist of customer relationships, developed technologies and tradenames, which have useful lives ranging from 1.5 to 10 years. See Note 11 (Other Intangible Assets). The following table summarizes the fair value of the acquired intangible assets:

	Fair Value at April 15, 2011	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$132	8
Developed technologies	17	4
Tradenames	15	6

Total intangible assets	$164

In connection with the acquisition, the Company recognized $5 million of acquisition-related expenses, which consisted primarily of professional fees related to completing the transaction. The Company recognized $1 million during the six months ended June 30, 2011 and $4 million during the year ended 2010. These amounts were included in general and administrative expenses. The consolidated financial statements include the operating results of Access from the date of the acquisition.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

The components of basic and diluted EPS for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$608	$458	$1,170	$913
Less: Net income allocated to Unvested Units	—	—	—	2

Net income attributable to MasterCard allocated to common shares	$608	$458	$1,170	$911

Denominator:
Basic EPS weighted average shares outstanding	127	131	129	131
Dilutive stock options and stock units	—	—	—	—

Diluted EPS weighted average shares outstanding	128	131	129	131

Earnings per Share
Total Basic	$4.77	$3.50	$9.08	$6.97

Total Diluted	$4.76	$3.49	$9.05	$6.95

*	Note that table may not sum due to rounding.

The calculation of diluted EPS for the three and six month periods ended June 30, 2011 and 2010 excluded the following share-based payment awards because the effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	221	204	268	204
Restricted stock units	—	2	3	2

Note 4. Non-Cash Investing and Financing Activities

The following table includes non-cash investing and financing information for the six month periods ended June 30:

	2011		2010
	(in millions)
Dividends declared but not yet paid	$19		$19
Software licenses financed	—		11
Assets recorded pursuant to capital lease	13		3
Capital lease obligation	13		—
Fair value of assets acquired, net of original investment, cash paid and cash acquired	549	[1]	—
Fair value of liabilities assumed related to investments in affiliates	89	[1]	—

[1]	See Note 2 (Acquisition of Card Program Management Operations) for further details.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of June 30, 2011 and December 31, 2010 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2011.

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds [1]	$—	$319	$—	$319
Taxable short-term bond funds	521	—	—	521
Auction rate securities	—	—	81	81
Foreign currency derivative contracts	—	(3)	—	(3)

Total	$521	$316	$81	$918

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal bonds [1]	$—	$315	$—	$315
Taxable short-term bond funds	516	—	—	516
Auction rate securities	—	—	106	106
Foreign currency derivative contracts	—	(1)	—	(1)

Total	$516	$314	$106	$936

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

The Company’s auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of June 30, 2011 and December 31, 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

The Company’s foreign currency derivative contracts have been classified within Level 2 of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 21 (Foreign Exchange Risk Management) for further details.

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

Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of December 31, 2010, the carrying values on the consolidated balance sheet totaled $20 million and approximated fair value. The carrying value of the current portion of the Company’s debt was included in other current liabilities on the consolidated balance sheet and was repaid during the three months ended June 30, 2011.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At June 30, 2011 and December 31, 2010, the carrying values on the consolidated balance sheet totaled $8 million and $302 million and the fair values totaled $8 million and $307 million, respectively, for these obligations. For additional information regarding the Company’s obligations under litigation settlements, see Note 17 (Obligations Under Litigation Settlements).

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company’s gross and net settlement exposures are considered. At June 30, 2011 and December 31, 2010, the carrying value of settlement and other guarantee liabilities were de minimis. The estimated fair values of settlement and other guarantee liabilities as of June 30, 2011 and December 31, 2010 were approximately $55 million and $45 million, respectively. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 20 (Settlement and Other Risk Management).

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Note 6. Investment Securities

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:

The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income in the consolidated statement of comprehensive income, and their respective cost bases and fair values as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal bonds	$307	$12	$—	$319
Taxable short-term bond funds	515	6	—	521
Auction rate securities	90	—	(9)	81

Total	$912	$18	$(9)	$921

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal bonds	$305	$10	—	$315
Taxable short-term bond funds	511	5	—	516
Auction rate securities	118	—	(12)	106

Total	$934	$15	$(12)	$937

[1]	The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.

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

Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of June 30, 2011, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three and six months ended June 30, 2011, the Company did not sell any ARS in the auction market, but there were calls at par.

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2011 to June 30, 2011.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, January 1, 2011	$106
Calls, at par	(28)
Recovery of unrealized losses due to issuer calls	3

Fair value, June 30, 2011	$81

The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. As of June 30, 2011, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 10% discount to the par value of the ARS portfolio at June 30, 2011 and December 31, 2010. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $9 million and $12 million as of June 30, 2011 and December 31, 2010, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $1 million and $2 million as of June 30, 2011 and December 31, 2010, respectively.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Carrying and Fair Values – Held-to-Maturity Investment Securities:

As of June 30, 2011, the Company owned a held-to-maturity municipal bond investment security, yielding interest of 5.0% per annum. The bond relates to the Company’s back-up processing center in Kansas City, Missouri. As of December 31, 2010, the Company also owned held-to-maturity investment securities, consisting of U.S. Treasury notes and the municipal bond yielding interest of 5.0% per annum. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Carrying value	$36	$336
Gross unrecorded gains	2	2

Fair value	$38	$338

Investment Maturities:

The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2011 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(in millions)
Due within 1 year	$17	$18	$—	$—
Due after 1 year through 5 years	233	243	36	38
Due after 5 years through 10 years	61	62	—	—
Due after 10 years	86	77	—	—
No contractual maturity	515	521	—	—

Total	$912	$921	$36	$38

All the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of June 30, 2011:

	Par Amount	% of Total
	(in millions)
Due within 10 years	$4	4%
Due year 11 through year 20	1	2%
Due year 21 through year 30	76	84%
Due after year 30	9	10%

Total	$90	100%

Investment Income:

Investment income was $11 million and $13 million for the three months ended June 30, 2011 and 2010, respectively. Investment income was $23 million for each of the six month periods ended June 30, 2011 and 2010. It primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$522	$497
Advertising	64	69
Income taxes	99	50
Data processing	37	31
Other	52	33

Total prepaid expenses	774	680
Prepaid expenses, current	(401)	(315)

Prepaid expenses, long-term	$373	$365

Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.

Note 8. Other Assets

Other assets consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$123	$104
Nonmarketable equity investments	106	107
Income tax receivable	51	50
Cash surrender value of keyman life insurance	24	24
Other	43	25

Total other assets	347	310
Other assets, current	(68)	(85)

Other assets, long-term	$279	$225

Certain customer and merchant business agreements provide incentives upon entering into the agreement. As of June 30, 2011 and December 31, 2010, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Property, plant and equipment	$811	$771
Less accumulated depreciation and amortization	(357)	(332)

Property, plant and equipment, net	$454	$439

The Company leases its global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation were recorded at $154 million, which represented the lesser of the present value of the minimum lease payments and the fair value of the building and land assets at the inception of the lease. The Company received refunding revenue bonds issued by the Missouri Development Finance Board (“MDFB”) in the same amount, $154 million, and with the same payment terms as the capital lease and which contain the legal right of setoff with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.

As of June 30, 2011 and December 31, 2010, capital leases, excluding the Winghaven facility, of $13 million were included in equipment. Accumulated amortization of these capital leases was $6 million and $7 million as of June 30, 2011 and December 31, 2010, respectively.

Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $19 million and $16 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $37 million and $33 million for the six months ended June 30, 2011 and 2010, respectively.

Note 10. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2011 was as follows:

Balance as of December 31, 2010	$677
Acquisition of Access	354
Foreign currency translation	37

Balance as of June 30, 2011	$1,068

On April 15, 2011, MasterCard acquired Access. The Company allocated $354 million to goodwill as part of the acquisition of Access. See Note 2 (Acquisition of Card Program Management Operations) for additional information.

Note 11. Other Intangible Assets

On April 15, 2011, MasterCard acquired Access. The Company acquired $164 million of intangible assets, other than goodwill, as part of the acquisition of Access. See Note 2 (Acquisition of Card Program Management Operations) for additional information.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$745	$666
Personnel costs	209	307
Advertising	104	162
Income taxes	109	76
Other	113	104

Total accrued expenses	$1,280	$1,315

Note 13. Pension and Postretirement Plans

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$3	$4	$7	$8
Interest cost	3	4	6	7
Expected return on plan assets	(5)	(5)	(10)	(9)
Amortization:
Actuarial loss	—	1	1	2
Prior service credit	—	—	(1)	(1)

Net periodic pension cost	$1	$4	$3	$7

The Company made voluntary contributions totaling $7 million and $15 million to the Qualified Plan during the three month periods ended June 30, 2011 and 2010, respectively. The Company made voluntary contributions totaling $10 million and $20 million to the Qualified Plan during the six month periods ended June 30, 2011 and 2010, respectively.

The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was $1 million for each of the three month periods ended June 30, 2011 and 2010. Net periodic postretirement benefit cost was $2 million for each of the six month periods ended June 30, 2011 and 2010. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost. The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.

Note 14. Share Based Payment and Other Benefits

On March 1, 2011, the Company granted approximately 199 thousand restricted stock units, 164 thousand stock options and 26 thousand performance stock units under the MasterCard Incorporated 2006 Long-Term Incentive Plan, as amended and restated (“LTIP”). The fair value of the restricted stock units and performance stock units,

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

based on the closing price of the Class A common stock, par value $.0001 per share, on the New York Stock Exchange on March 1, 2011, was $240.36. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $89.01. Vesting of the shares underlying the restricted stock units and performance stock units will occur on February 28, 2014. The stock options vest in four equal annual installments beginning on March 1, 2012, and have a term of ten years. The Company also makes certain off-cycle grants throughout the year. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

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

Note 15. Stockholders’ Equity

Commencing on May 31, 2010, the fourth anniversary of the Company’s initial public offering, each share of Class B common stock became eligible for conversion, at the holder’s option, into a share of Class A common stock on a one for one basis. In July 2010, the Company commenced a conversion program (approved by the Board of Directors in February 2010) for shares of Class B common stock to be converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors. The program features an “open window” for conversions of any size. As of June 30, 2011, 6,523,961 shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 5.1% of aggregate shares outstanding).

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. In April 2011, the Company’s Board of Directors amended the existing share repurchase program, authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion.

During the three months ended June 30, 2011, MasterCard repurchased a total of approximately 1.5 million shares, for an aggregate cost of $387 million at an average price of $263.89 per share of Class A common stock. During the six months ended June 30, 2011, MasterCard repurchased a total of approximately 4.1 million shares, for an aggregate cost of $1 billion at an average price of $254.01 per share of Class A common stock. These repurchased shares were recorded as treasury stock, which is a reduction to stockholders’ equity.

As of July 28, 2011, the cumulative repurchases by the Company during 2011 totaled approximately 4.2 million shares of its Class A common stock for an aggregate cost of approximately $1.1 billion at an average price of $254.99 per share of Class A common stock.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 16. Commitments

At June 30, 2011, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
Remainder of 2011	$221	$2	$16	$203
2012	210	5	28	177
2013	120	40	17	63
2014	51	—	12	39
2015	37	—	10	27
Thereafter	22	—	17	5

Total	$661	$47	$100	$514

[1]	Excludes non-cash transactions relating to the Company’s Winghaven facility. See Note 9 (Property, Plant and Equipment) for more information.

Included in the table above are capital leases with imputed interest expense of $4 million and a net present value of minimum lease payments of $43 million. In addition, at June 30, 2011, $51 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $7 million for each of the three month periods ended June 30, 2011 and 2010. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $14 million and $13 million for the six months ended June 30, 2011 and 2010, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $2 million for each of the three month periods ended June 30, 2011 and 2010. Consolidated lease expense for automobiles, computer equipment and office equipment was $4 million for each of the six month periods ended June 30, 2011 and 2010.

Note 17. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard was obligated to make 12 quarterly payments of up to $150 million per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments totaled $1.8 billion. The amount of each quarterly payment was contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments were in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion in the quarter ended June 30, 2008. During the three months ended June 30, 2011, the Company made the final quarterly payment of $150 million.

Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2010, as follows:

(in millions)
Balance as of December 31, 2010	$302
Interest accretion on American Express Settlement	5
Payments on American Express Settlement	(300)
Other payments, accruals and accretion, net	1

Balance as of June 30, 2011	$8

See Note 19 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 18. Income Taxes

The effective income tax rates were 31.8% and 35.7% for the three months ended June 30, 2011 and 2010, respectively, and 32.3% and 35.1% for the six months ended June 30, 2011 and 2010, respectively. The rate for the three months ended June 30, 2011 was lower than the rate for the three months ended June 30, 2010 due primarily to a more favorable geographic mix of earnings, benefits recognized with regard to the anticipated repatriation from a foreign subsidiary and an adjustment related to the Company’s U.S. foreign tax credits in the three months ended June 30, 2010. The rate for the six months ended June 30, 2011 was lower than the rate for the six months ended June 30, 2010 due primarily to a more favorable geographic mix of earnings and benefits recognized with regard to the anticipated repatriation from a foreign subsidiary.

Note 19. Legal and Regulatory Proceedings

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

Shortly after the Supreme Court’s denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard’s CPP and Visa’s bylaw provision violated U.S. federal antitrust laws. In June 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Express and MasterCard. Under the terms of the settlement agreement, MasterCard was obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008 and the final payment having been made during the second quarter of 2011. See Note 17 (Obligations under Litigation Settlements) for additional discussion. In October 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover’s former parent company, paid MasterCard $35 million in November 2008.

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court’s findings concerning MasterCard’s CPP and Visa’s related bylaw. MasterCard and Visa moved to dismiss the complaint and the Court granted the defendants’ motion to dismiss the plaintiffs’ Cartwright Act claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. MasterCard filed an answer to the complaint in June 2006 and the parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “—U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions executed an order granting final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval order and briefing of the appeals is completed. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

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

In July 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid approximately $72 million to be used for the defendants’ settlement fund to settle the MDL action and approximately $13 million to settle the Schwartz matter. In November 2006, Judge Pauley granted preliminary approval of the settlement agreements, which were subject to both final approval by Judge Pauley and resolution of all appeals. In November 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements. A number of appeals of the final settlement approval were filed. All the appeals of the approval have now been withdrawn and the settlement is now final. With regard to other state court currency conversion actions, MasterCard has reached agreements in principle with the plaintiffs for a total of approximately $4 million, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. Now that all appeals of the final approval of the MDL settlement action are extinguished, MasterCard and the plaintiffs in the state actions have or are in the process of filing dismissals of the actions with prejudice.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. In June 2010, the court issued an order granting MasterCard’s motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision and briefing on the appeal has been completed. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order and briefing on the appeals is completed.

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

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard’s interchange fees and related practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below (except as otherwise indicated), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

With the exception of the litigation in the United States, some of the proceedings could have a significant impact on our customers in the applicable country and on MasterCard’s level of business in those countries, as opposed to MasterCard overall. However, the proceedings, taken as a whole, reflect the significant and increasingly intense legal, regulatory and legislative scrutiny worldwide that interchange fees and related practices have been receiving. Accordingly, when taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and related practices may have a material adverse impact on the Company’s revenues, its prospects for future growth and its overall business, financial condition and revenue.

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

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3)

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard’s right to assess the member banks for MasterCard’s litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard’s IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 rebutting the plaintiffs’ assertions both with respect to liability and damages. In February 2011, both the defendants and the plaintiffs served a number of dispositive motions seeking summary judgment on all or portions of the claims in the complaints. Briefing on these motions was completed in July 2011. The court has scheduled a trial date of September 12, 2012. The trial date is subject to further delay based upon the timing of any rulings on the outstanding motions by the parties and any objections or appeals of those decisions along with other factors. MasterCard and the other defendants have been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs (who account for less than 5% of the purchase volume of the class plaintiffs) and the class plaintiffs. Although substantial progress has been made in the mediation with the individual merchant plaintiffs, there has not been similar progress with the class plaintiffs. In particular, the class plaintiffs’ confidential demands to MasterCard include unacceptable financial components as well as unacceptable changes to MasterCard’s business practices and, accordingly, MasterCard cannot ascertain whether the mediation or any settlement efforts will be successful. As a result of, among other things, varied progress in mediation and settlement negotiations, numerous yet-unresolved motions in the proceedings, and the uncertainty of the potential outcomes of these and related issues, an estimate of a reasonably possible loss is not possible to ascertain at this time.

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

In October 2008, the Antitrust Division of the DOJ issued a civil investigative demand to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant point of acceptance rules. Subsequently, MasterCard received requests for similar information from ten State Attorneys General. In October 2010, MasterCard, the DOJ and seven of the State Attorneys General executed a stipulation and proposed final judgment, subject to court review and approval, pursuant to which MasterCard agreed to make certain modifications to its rules to conform to MasterCard’s existing business practices, and therefore to specify, among other things, the ways in which merchants may steer customers to preferred payment forms. On July 20, 2011, the court approved the settlement. The settlement resolves the DOJ’s investigation, and all ten State Attorneys General have closed their investigations of MasterCard.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the IPO on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

The European Commission announced its decision in December 2007. The decision applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision also applies to MasterCard’s MIF for any domestic consumer card transactions that default to MasterCard’s cross-border MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.5 million U.S. per day) in the event that MasterCard fails to comply. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.

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

The General Court of the European Union held a full day hearing on MasterCard’s appeal of the European Commission’s decision on July 8, 2011. The hearing completed the General Court’s review of the decision, to be

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

followed by a judgment to be rendered by the Court and subject to any further appeals.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Italy. In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe’s domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard appealed to the Administrative Court). In May 2010, the ICA issued a Statement of Objections to MasterCard and the banks. In November 2010, the ICA adopted a decision in which it determined that MasterCard Europe’s domestic interchange fees violate European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA’s infringement decision to the Administrative Court. Subsequently, in November 2010, the Administrative Court announced its judgment that the ICA had improperly rejected MasterCard’s proposed undertakings and annulled the ICA’s undertakings decision (which judgment the ICA appealed to the Council of State). In May 2011, the General Court overturned the Administrative Court’s undertakings judgment on procedural grounds and MasterCard refiled its undertakings appeal as part of its appeal of the ICA infringement decision. In July 2011, the Administrative Court again issued a judgment that the ICA had improperly rejected MasterCard’s proposed undertakings and annulled for a second time the ICA’s undertakings decision and, on that basis, also annulled the ICA’s infringement decision. The ICA has the right to appeal the Administrative Court’s most recent judgment to the Council of State. If the Administrative Court’s second judgment is overturned, it is likely that the Administrative Court would reconsider MasterCard’s appeal of the ICA’s infringement decision. If the ICA’s infringement decision is not reversed on appeal, the ICA’s decision could have a significant adverse impact on the revenues of MasterCard’s Italian customers and on MasterCard’s overall business in Italy.

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to interchange fees, including the

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

“honor all cards” and “no surcharge” rules. Also in December 2010, MasterCard learned that a purported class action lawsuit had been commenced against it in Quebec on behalf of Canadian merchants and consumers. That suit essentially repeats the allegations and arguments of the CCB application to the Canadian Competition Tribunal and seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian banks, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the banks have engaged in a price fixing conspiracy to increase or maintain the fees paid by merchants on credit card transactions and that MasterCard’s and Visa’s rules force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The second suit seeks compensatory damages in unspecified amounts, and the third suit seeks compensatory damages of $5 billion. The second and third suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. If the CCB’s challenges and/or the class action law suits were ultimately successful, such negative decisions could have a significant adverse impact on the revenues of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In 2009, the French Competition Authority (the “FCA”) sent MasterCard an information request concerning its domestic interchange rates. During the first half of 2011, MasterCard engaged in discussions with the FCA regarding how to best address its concerns. In June 2011, the FCA suspended these discussions in order to finalize a settlement on interchange rates with Cartes Bancaires, the predominant French payment card network. In July 2011, that settlement was finalized, and MasterCard understands that the FCA now intends to re-engage MasterCard as to its domestic interchange rates.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Belgium, Brazil, Colombia, Czech Republic, Estonia, Israel, Latvia, the Netherlands, Norway, Russia, Slovakia, Turkey and Venezuela are reviewing MasterCard’s and/or its members’ interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Other Regulatory Proceedings

In addition to challenges to interchange fees, MasterCard’s standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the proceedings described below, as the proceedings involve substantial uncertainties. Except as described below, no provision for losses has been provided in connection with them. The proceedings as a whole reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole, such regulatory decisions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenues.

Switzerland. In July 2010, MasterCard received a notice from the Swiss Competition Authority (the “WEKO”) that, based upon complaints, the WEKO had opened a pre-investigation of certain of MasterCard’s domestic debit acquirer fees to determine whether to open a formal investigation with respect to these fees. Despite the WEKO’s denial in September 2010 of immediate action and interim relief based on the complaints, MasterCard understands that the WEKO has not closed its pre-investigation and is still considering whether to open a formal investigation of the fees.

Ukraine. In June 2010, the Ukrainian Competition Authority (the “UCA”) issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association. In June 2011, MasterCard offered to reduce certain of its fees and the UCA closed its investigation without making a formal decision.

Netherlands. On February 11, 2011, the Netherlands Competition Authority (the “NCA”) issued MasterCard a Statement of Objections challenging MasterCard co-branding and co-residency rules and policies. The co-branding rules being challenged prohibit, in some cases, financial institutions licensed by MasterCard from placing other payment systems’ brands on MasterCard cards. The co-residency rules being challenged prohibit, in some cases, licensed financial institutions from encoding other payment systems’ applications on the electronic “chip” in MasterCard cards. MasterCard filed its response to the Statement of Objection on March 11, 2011. A hearing on the matter was held on April 14, 2011. In June 2011, the NCA informed MasterCard that it has decided to take no action.

Note 20. Settlement and Other Risk Management

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Estimated Settlement Exposure, and the portion of the Company’s uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company’s risk management standards, were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$33,359	$29,695
Collateral held for Settlement Exposure	(3,540)	(3,062)

Net uncollateralized Settlement Exposure	$29,819	$26,633

Uncollateralized Settlement Exposure attributable to non-compliant members	$399	$279

Cirrus and Maestro transactions:
Gross Settlement Exposure	$3,511	$2,962

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.

Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 30% and 33% at June 30, 2011 and December 31, 2010, respectively. With the exception of Brazil, which was 15% and 16% at June 30, 2011 and December 31, 2010, respectively, and France, which was 10% and 7% at June 30, 2011 and December 31, 2010, respectively, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either June 30, 2011 or December 31, 2010. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 69% and 64% at June 30, 2011 and December 31, 2010, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $344 million and $361 million at June 30, 2011 and December 31, 2010, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques no longer being issued.

A significant portion of the Company’s travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $267 million and $280 million at June 30, 2011 and December 31, 2010, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

estimated at $13 million as of June 30, 2011 and December 31, 2010, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

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

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. The amount of the guarantees was estimated at approximately $66 million and $20 million, as of June 30, 2011 and December 31, 2010, respectively.

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

Note 21. Foreign Exchange Risk Management

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

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2011, contracts to purchase and sell foreign currency had been executed largely with customers of MasterCard. MasterCard’s derivative contracts are classified by functional currency as summarized below:

U.S. Dollar Functional Currency

	June 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$20	$—	$36	$1
Commitments to sell foreign currency	271	(4)	129	(2)
Balance Sheet Location:
Accounts Receivable		1		1
Other Current Liabilities		(5)		(2)

Euro Functional Currency

	June 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$11	$—	$2	$—
Commitments to sell foreign currency	58	1	14	—
Balance Sheet Location:
Accounts Receivable		2		—
Other Current Liabilities		(1)		—

U.K. Pound Sterling Functional Currency

	June 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$—	$—	$—	$—
Commitments to sell foreign currency	20	—	5	—
Balance Sheet Location:
Accounts Receivable		—		—
Other Current Liabilities		—		—

	Amount and Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Derivatives Not Designated As Hedging Instruments
Foreign Currency Derivative Contracts
General and administrative	$(1)	$(4)	$(12)	$(9)
Revenues	(2)	—	(4)	(1)

Total	$(3)	$(4)	$(16)	$(10)

[1]	Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, Hong Kong dollar, Indian rupee, Korean won, Mexican peso, Swiss francs, Thai baht, Turkish lira and U.K. pound sterling. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at June 30, 2011 and December 31, 2010.

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

•

the Company’s focus on diversifying its business (including seeking new areas of growth, expanding acceptance points and maintaining unsurpassed acceptance and successfully working with new business partners);

•	the Company’s focus on building new businesses through e-Commerce, mobile and other initiatives;

•	the recent acquisition of the prepaid card program management operations of Travelex Holdings Ltd., now referred to as Access Prepaid Worldwide (as described below);

•	the effects of economic recoveries in areas such as the Asia/Pacific and Latin America regions;

•	the Company’s advertising and marketing strategy and investment;

•	the potential reduction in the Company’s tax rate over time;

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

Overview

MasterCard is a leading global payment solutions company that provides a critical economic link among financial institutions, businesses, merchants, cardholders and governments worldwide, enabling them to use electronic forms of payment instead of cash and checks. We provide a variety of services in support of the credit, debit, prepaid and related payment programs of approximately 21,000 financial institutions and other entities that are our customers. We primarily:

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

We recorded net income of $608 million, or $4.76 per diluted share, and $1,170 million or $9.05 per diluted share for the three months and six months ended June 30, 2011, respectively, versus net income of $458 million, or $3.49 per diluted share, and net income of $913 million, or $6.95 per diluted share, for the three months and six months ended June 30, 2010, respectively. As of June 30, 2011, our liquidity and capital positions remained strong, with $3.6 billion in cash and cash equivalents and current available-for-sale securities and $5.5 billion in equity. In addition, we generated cash flows from operations of $893 million for the six months ended June 30, 2011.

Our net revenues increased 22.1% and 18.5% for the three months and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to the increased dollar volume of activity on cards carrying our brands, increased transactions and pricing changes. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real had a favorable impact on net revenues by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic environments, impact our ability to grow our revenues. Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three and six months ended June 30, 2011, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, our processed transactions increased 17.4% and 14.3%, respectively, and on a local currency basis our volumes increased 16.4% and 14.7%, respectively. This compares to increased processed transactions of 0.1% and 2.3% for the three and six months ended June 30, 2010, respectively, and increased volumes of 8.6% on a local currency basis during each of the three and six month periods ended June 30, 2010. The net effects of pricing actions contributed approximately 2 and 3 percentage points to our net revenue growth for the three and six months ended June 30, 2011, respectively. Overall, net revenue growth for the three and six months months ended June 30, 2011 was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity.

Our operating expenses increased 20.8% and 15.3% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010. The increase was primarily due to greater general and administrative expenses, due to personnel expenses and professional fees, including expenses related to recent acquisitions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real unfavorably impacted expenses by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Our ratios of operating income as a percentage of net revenues, or operating margins, were 53.1% and 54.3% for the three and six months ended June 30, 2011, respectively, versus 52.6% and 53.0% for the comparable periods in 2010.

The effective income tax rates were 31.8% and 32.3% for the three and six months ended June 30, 2011, respectively, versus 35.7% and 35.1% for the comparable periods in 2010.

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., now referred to as Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met.

Access manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus. The acquisition of Access is an expansion of our business into program management services. The acquisition is intended to enable us to offer end-to-end prepaid card solutions encompassing branded switching, issuing, processing and program management services, initially focused on the travel sector and in markets outside the United States.

Business Environment

We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 39.7% and 39.9% of total net revenue for the three and six months ended June 30, 2011, respectively, versus 43.4% and 42.2%, in the comparable periods in 2010. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

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

•

Our customers may default on their settlement obligations. See Note 20 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion of our settlement exposure.

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

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion. In particular, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in accordance with which the United States Federal Reserve Board promulgated rules related to debit cards and interchange fees in June 2011. The rules revised earlier proposed rules provided by the Federal Reserve Board in December 2010. See “Risk Factors – Legal and Regulatory Risks – The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on the context of the Dodd-Frank Act and pending regulations, including with respect to: (1) regulation providing for limitations on debit and prepaid “interchange transaction fees” and (2) regulation prohibiting exclusive debit network arrangements and routing restrictions for debit, as well as the creation of independent regulatory bodies (such as the Financial Stability Oversight Council) with the authority to regulate consumer financial products and, potentially, broader aspects of payment card network operations (e.g., the ability to deem MasterCard “systematically important”). See also “Risk Factors – Legal and Regulatory Risks – New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Financial Results

Our operating results for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		Percent Increase (Decrease) 2011 vs. 2010	For the Six Months Ended June 30,		Percent Increase (Decrease)
	2011	2010		2011	2010	2011 vs. 2010
	(in millions, except per share, percentages and GDV amounts)
Revenues, net	$1,667	$1,365	22.1%	$3,168	$2,673	18.5%
Operating Expenses:
General and administrative	540	433	24.8%	1,034	891	16.1%
Advertising and marketing	193	180	7.1%	322	295	9.0%
Depreciation and amortization	49	35	43.2%	91	70	31.1%

Total operating expenses	782	648	20.8%	1,447	1,256	15.3%

Operating income	885	717	23.3%	1,721	1,417	21.4%
Total other income (expense)	7	(4)	*	7	(9)	*

Income before income taxes	892	713	25.2%	1,728	1,408	22.8%
Income tax expense	284	255	11.6%	558	495	12.9%

Net income	608	458	32.7%	1,170	913	28.1%
Income attributable to non-controlling interests	—	—	*	—	—	*

Net Income Attributable to MasterCard	$608	$458	32.8%	$1,170	$913	28.2%

Basic Earnings per Share	$4.77	$3.50	36.3%	$9.08	$6.97	30.3%
Basic Weighted Average Shares Outstanding	127	131	(2.6)%	129	131	(1.4)%
Diluted Earnings per Share	$4.76	$3.49	36.4%	$9.05	$6.95	30.2%
Diluted Weighted Average Shares Outstanding	128	131	(2.5)%	129	131	(1.3)%
Effective Income Tax Rate	31.8%	35.7%	*	32.3%	35.1%	*
Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions)	$811	$656	23.6%	$1,539	$1,288	19.5%
Processed transactions	6,601	5,624	17.4%	12,572	10,997	14.3%

*	Not meaningful.

Impact of Foreign Currency Rates

Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and six months ended June 30, 2011, the U.S. dollar weakened against both the euro and the Brazilian real, versus the comparable periods in 2010. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real had a favorable impact on net revenues by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively, while operating expenses were unfavorably impacted by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2011, GDV increased 23.6% and 19.5%, respectively, when measured on a U.S. dollar converted basis and increased 16.4% and 14.7%, respectively, when measured on a local currency basis, versus the comparable period in 2010.

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

•

Program management services provided to prepaid card issuers. This primarily includes foreign exchange margin, commissions, load fees, and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards. See Note 2 (Acquisition of Card Program Management Operations) to the consolidated financial statements included in Part I, Item 1 for further discussion.

•	The Company also charges for a variety of other payment-related services, including rules compliance, account and transaction enhancement services, holograms and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue in the same period that performance occurs. Performance periods vary depending on the type of rebate or incentive, including commitments to the agreement term, hurdles for volumes, transactions or issuance of new cards, launch of new programs, or the execution of marketing programs. Rebates and incentives are calculated based on estimated performance, the timing of new and renewed agreements and the terms of the related business agreements.

Revenue Analysis

Gross revenues increased $373 million and $603 million, or 20.5% and 16.9%, for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $71 million and $108 million, or 15.5% and 12.0%, for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010. Our net revenues increased 22.1% and 18.5% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010.

Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three months ended June 30, 2011, our processed transactions increased 17.4% and our volumes increased 16.4% on a local currency basis. For the six months ended June 30, 2011, our processed transactions increased 14.3% and our volumes increased 14.7% on a local currency basis. The effects of pricing actions implemented in 2010 and 2011 contributed approximately 2 and 3 percentage points to our net revenue growth for the three and six months ended June 30, 2011, respectively. The pricing structure for our acquirer revenues from cross-border transactions was simplified in the fourth quarter of 2010. Pursuant to the previous structure, MasterCard charged a cross-border volume fee but provided a rebate if MasterCard was allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross border volume fee charged is lower and no rebate is provided. This change had no impact to net revenues. Recent acquisitions contributed approximately 3 and 2 percentage points to our net revenue growth for the three and six months ended June 30, 2011, respectively.

The significant components of our net revenues were as follows for the three and six months ended June 30:

	For the Three Months Ended June 30,		Dollar Increase (Decrease) 2011 vs.	Percent Increase (Decrease) 2011 vs.	For the Six Months Ended June 30,		Dollar Increase (Decrease) 2011 vs.	Percent Increase (Decrease) 2011 vs.
	2011	2010	2010	2010	2011	2010	2010	2010
	(in millions, except percentages)
Domestic assessments	$809	$650	$159	24.5%	$1,532	$1,237	$295	23.9%
Cross-border volume fees	511	468	43	9.2%	973	914	59	6.5%
Transaction processing fees	630	533	97	18.2%	1,220	1,042	178	17.0%
Other revenues	251	177	74	41.9%	454	383	71	18.4%

Gross revenues	2,201	1,828	373	20.5%	4,179	3,576	603	16.9%
Rebates and incentives (contra-revenues)	(534)	(463)	(71)	15.5%	(1,011)	(903)	(108)	12.0%

Net revenues	$1,667	$1,365	$302	22.1%	$3,168	$2,673	$495	18.5%

Domestic assessments – There was an increase in domestic assessments of 24.5% and 23.9% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•

GDV increased 16.4% and 14.7% during the three and six months ended June 30, 2011, respectively, when measured in local currency terms, and increased 23.6% and 19.5% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010.

•	Pricing changes increased domestic assessments by approximately 5 and 6 percentage points for the three and six months ended June 30, 2011, respectively.

•

The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars favorably impacted domestic assessments revenue growth by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Cross-border volume fees – There was an increase in cross-border volume fees of 9.2% and 6.5% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•

Cross-border volumes increased 19.3% and 18.9% for the three and six months ended June 30, 2011, respectively, when measured in local currency terms, and increased 31.0% and 26.3% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010.

•

Pricing changes reduced cross-border revenue by approximately 15 percentage points for each of the three and six months ended June 30, 2011. This decrease due to pricing changes included approximately 16 percentage points related to the pricing structure change implemented in October 2010 and was partially offset by pricing increases implemented during 2010.

•

The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars favorably impacted cross-border volume fees revenue growth by approximately 3 and 1 percentage points for the three and six months ended June 30, 2011, respectively.

Transaction processing fees – There was an increase in transaction processing fees of 18.2% and 17.0% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•	Processed transactions increased 17.4% and 14.3% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010.

•	The effects of transaction processing activities for which revenues are not driven by the number of switching transactions also contributed to the growth in transaction processing fees.

•

The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars favorably impacted transaction processing fees revenue growth by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Other revenues – Other revenues increased 41.9% and 18.4% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•

Revenues from recent acquisitions for the three and six months ended June 30, 2011 that did not have comparable revenues in 2010 and increased consulting fees for the three and six months ended June 30, 2011 versus the comparable periods in 2010.

•

The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars favorably impacted other revenue growth by approximately 5 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Rebates and incentives – The increase in rebates and incentives of 15.5% and 12.0% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010 was primarily due to:

•

Higher rebates and incentives were driven by certain new and renewed agreements as well as increased performance. The Company intends to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

•

Pricing changes reduced rebates and incentives growth by approximately 15 and 16 percentage points for the three and six months ended June 30, 2011, respectively, primarily due to the pricing structure change implemented in October 2010.

•

The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars unfavorably impacted rebates and incentives growth by approximately 3 and 1 percentage points for the three and six months ended June 30, 2011, respectively.

Operating Expenses

Our operating expenses are comprised of general and administrative, advertising and marketing, litigation settlements and depreciation and amortization expenses. For the three and six months ended June 30, 2011, operating expenses increased $134 million and $191 million, or 20.8% and 15.3%, respectively, versus the comparable periods in 2010, primarily due to greater general and administrative expenses, including expenses related to recent acquisitions. Recent acquisitions contributed approximately 7 and 5 percentage points to the increase in operating expenses for the three and six months ended June 30, 2011, respectively.

General and Administrative

General and administrative expenses increased $107 million and $143 million, or 24.8% and 16.1%, respectively, for the three and six months ended June 30, 2011 versus the comparable periods in 2010, which includes the increases related to recent acquisitions, primarily in personnel and other expenses. The major components of general and administrative expenses were as follows:

	For the Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010	2011	2010	2011 vs. 2010	2011 vs. 2010
	(in millions, except percentages)
Personnel	$347	$286	$61	21.2%	$680	$601	$79	13.1%
Professional fees	62	43	19	45.4%	114	78	36	46.0%
Telecommunications	16	14	2	18.3%	31	29	2	9.7%
Data processing	26	21	5	22.5%	51	43	8	17.4%
Travel and entertainment	22	14	8	53.8%	41	27	14	51.2%
Other	67	55	12	22.2%	117	113	4	4.1%

General and administrative expenses	$540	$433	$107	24.8%	$1,034	$891	$143	16.1%

•

Personnel expense increased 21.2% and 13.1% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010. The increase was primarily due to higher salaries, incentives and benefits costs, including increased compensation related to an increase in the number of employees from recent acquisitions and in support of the Company’s strategic initiatives.

•

Professional fees consist primarily of third-party consulting services related to strategic initiatives and legal costs to defend our outstanding litigation. Professional fees increased 45.4% and 46.0% for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to the execution and integration of acquisitions and other strategic opportunities.

•

Other expenses include rental expense for our facilities, foreign exchange gains and losses, litigation settlements and other miscellaneous administrative expenses. The increase for the three and six months ended June 30, 2011 includes increased operational expenses from recent acquisitions, partially offset by lower net expenses from foreign currency remeasurement and foreign exchange risk management.

•

The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars unfavorably impacted general and administrative expenses by approximately 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will also continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $13 million and $27 million, or 7.1% or 9.0%, for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, mainly due to sponsorships and customer-specific and strategic initiatives. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real unfavorably impacted advertising and marketing expenses by approximately 5 and 3 percentage points for the three and six months ended June 30, 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expenses increased $14 million and $21 million, or 43.2% and 31.1%, for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010. The increases in depreciation and amortization expense reflected the amortization of intangible assets from recent acquisitions and increased investments in data center equipment.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. The components of other income (expense) for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)	For the Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010	2010	2009	2010 vs. 2009	2010 vs. 2009
	(in millions, except percentages)
Investment income	$11	$13	$(2)	(18.8)%	$23	$23	$—	0.7%
Interest expense	(2)	(17)	(15)	(88.0)%	(12)	(32)	(20)	(63.8)%
Other income (expense), net	(2)	—	(2)	*	(4)	—	(4)	*

Total other income (expense)	$7	$(4)	$11	*	$7	$(9)	$16	*

*	Not meaningful.

Interest expense decreased $15 million and $20 million for the three and six months ended June 30, 2011, respectively, versus the comparable periods in 2010, primarily due to a decrease in interest accretion on litigation settlements as well as lower interest on uncertain tax positions and the settlement of income tax audits.

Income Taxes

The effective income tax rates were 31.8% and 35.7% for the three months ended June 30, 2011 and 2010, respectively, and 32.3% and 35.1% for the six months ended June 30, 2011 and June 30, 2010, respectively. The rate for the three months ended June 30, 2011was lower than the rate for the three months ended June 30, 2010 due primarily to a more favorable geographic mix of earnings, benefits recognized with regard to the anticipated repatriation from a foreign subsidiary and an adjustment related to the Company’s U.S. foreign tax credits in the three months ended June 30, 2010. The rate for the six months ended June 30, 2011 was lower than the rate for the six months ended June 30, 2010 due primarily to a more favorable geographic mix of earnings and benefits recognized with regard to the anticipated repatriation from a foreign subsidiary.

In 2010, in connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”), received from the Singapore Ministry of Finance, at the recommendation of the Singapore Economic Development Board, an incentive grant. The incentive provides MAPPL with, among other benefits, a 5% income tax rate for the ten-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continues to explore additional opportunities in this region which may result in additional incentives to be granted by the Ministry of Finance, including an income tax rate lower than 5%.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our obligations related to litigation settlements. At June 30, 2011 and December 31, 2010, we had $3.6 billion and $3.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Total equity was $5.5 billion and $5.2 billion as of June 30, 2011 and December 31, 2010, respectively.

On December 9, 2010, MasterCard entered into an agreement to acquire Access. Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011 at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met.

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion. The Company did not repurchase any shares under this plan during 2010. During the three months ended June 30, 2011, MasterCard repurchased a total of approximately 1.5 million shares, for an aggregate cost of $387 million at an average price of $263.89 per share of Class A common stock. During the six months ended June 30, 2011, MasterCard repurchased a total of approximately 4.1 million shares, for an aggregate cost of $1 billion at an average price of $254.01 per share of Class A common stock. These repurchased shares are considered treasury stock.

As of July 28, 2011, the cumulative repurchases by the Company during 2011 totaled approximately 4.2 million shares of its Class A common stock for an aggregate cost of approximately $1.1 billion at an average price of $254.99 per share of Class A common stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.

The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and litigation settlement obligations. Cash and cash equivalents, and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $1.5 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively, or 41% and 28% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2010 outside of the United States (as disclosed in Note 21 (Income Tax) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.

Our liquidity and access to capital could be negatively impacted by the adverse outcome of any of the legal or regulatory proceedings to which we are still a party. See Item 1A (Risk Factors) in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See also Notes 17 (Obligations Under Litigation Settlements) and 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and “-Business Environment” for more information.

The table below shows a summary of the cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$893	$438
Net cash used in investing activities	(214)	(20)
Net cash (used in) provided by financing activities	(1,083)	59

	June 30, 2011	December 31, 2010
	(in millions)
Balance Sheet Data:
Current assets	$6,011	$6,454
Current liabilities	2,964	3,143
Long-term liabilities	580	478
Equity	5,481	5,216

Net cash provided by operating activities for the six months ended June 30, 2011 was $893 million versus $438 million for the comparable period in 2010. Net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to net income partially offset by litigation settlement payments. Net cash provided by operating activities for the six months ended June 30, 2010 was primarily due to net income partially offset by litigation settlement payments and the effect of stock units withheld for taxes.

Net cash used in investing activities for the six months ended June 30, 2011 primarily related to the acquisition of Access, partially offset by proceeds from maturities of investment securities. Net cash used for investing activities for the six months ended June 30, 2010 primarily related to expenditures for our global network, offset by net cash inflows from proceeds from sales and maturities of available-for-sale investment securities.

Net cash used in financing activities for the six months ended June 30, 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments of $39 million to our stockholders. Net cash provided by financing activities for the six months ended June 30, 2010 primarily related to the tax benefit for share-based compensation, partially offset by the payment of $39 million in cash dividends to our stockholders.

Dividends

On June 6, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 9, 2011 to holders of record on July 8, 2011 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $19 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.

Credit Availability

On November 22, 2010, the Company entered into a committed three-year unsecured $2.75 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on November 22, 2013, replaced the Company’s prior credit facility which was to expire on April 26, 2011. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon our credit rating. At June 30, 2011, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at June 30, 2011 and December 31, 2010. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.

Future Obligations

The following table summarizes our obligations as of June 30, 2011 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2011	2012-2013	2014-2015	2016 and thereafter
			(in millions)
Capital leases [1]	$47	$2	$45	$—	$—
Operating leases [2]	100	16	45	22	17
Sponsorship, licensing and other [3,4,5]	525	205	249	66	5
Litigation settlements [6]	8	7	1	—	—

Total	$680	$230	$340	$88	$22

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

[3]

Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $745 million as of June 30, 2011 related to customer and merchant agreements.

[4]

Includes current liability of $2 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

[5]

Includes the current liability of $9 million relating to the contingent consideration for the acquisition of Access. Refer to Note 2 (Acquisition of Card Program Management Operations) to the consolidated financial statements included in Part I, Item 1 herein.

[6]	Represents amounts due in accordance with litigation and regulatory settlements.

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

Fair value measurement – The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company’s creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”) and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a “gross” basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company’s financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a “gross” basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company’s financial position or results of operations.

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement,, and aligning the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. Disclosures will be required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company will adopt the revised accounting standard effective January 1, 2012 via prospective adoption, as required, and does not anticipate that this adoption will have a material impact on the Company’s financial position or results of operations.

Impairment testing for goodwill – In December 2010, a new accounting standard was issued. This standard requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted. The Company adopted this accounting standard on January 1, 2011, and the adoption had no impact on the Company’s financial position or results of operations.

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

Comprehensive income – In June 2011, a new accounting standard was issued. This standard amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This standard requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt the revised accounting standard effective January 1, 2012, and does not anticipate that this adoption will have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at June 30, 2011 as compared to December 31, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions related to derivative instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

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

Other Financial Information

With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 3, 2011 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MasterCard Incorporated:

We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2011, and the related consolidated statement of operations and consolidated condensed statement of comprehensive income for each of the three and six month periods ended June 30, 2011 and 2010, and the consolidated statement of cash flows for each of the six month periods ended June 30, 2011 and 2010, and the consolidated statement of changes in equity for the six month period ended June 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
August 3, 2011

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 herein.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate cost of $2 billion. During the second quarter of 2011, MasterCard repurchased a total of approximately 1.5 million shares, for an aggregate cost of $387 million and at an average price of $263.89 per share of Class A common stock. The Company’s activity during the second quarter of 2011 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (1)
April 1 – 30	1,314,621	$263.32	1,314,621	$1,000,003,302
May 1 – 31	8,300	$271.20	8,300	$997,752,339
June 1 - 30	143,600	$268.62	143,600	$959,179,041

Total	1,466,521	$263.89	1,466,521

(1)	Dollar value for shares that may yet be purchased under the Repurchase Program is as of the end of the period.

As of July 28, 2011, the cumulative repurchases by the Company during 2011 totaled approximately 4.2 million shares of its Class A common stock for an aggregate cost of approximately $1.1 billion at an average price of $254.99 per share of Class A common stock.

Item 6.	Exhibits

Refer to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date: August 3, 2011	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2011	By:	/S/ JOHN SULCA
John Sulca
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

Any agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.