Form 10-Q
period 2011-09-30
MASTERCARD INC
filed 2011-11-02
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)    Yes  ☐    No  ☒
As of October 27, 2011, there were 121,333,270 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 5,584,467 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

MASTERCARD INCORPORATED
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,753	$3,067
Investment securities available-for-sale, at fair value	639	831
Investment securities held-to-maturity	—	300
Accounts receivable	763	650
Settlement due from customers	522	497
Restricted security deposits held for customers	636	493
Prepaid expenses	280	315
Deferred income taxes	95	216
Other current assets	65	85
Total Current Assets	6,753	6,454
Property, plant and equipment, at cost, net of accumulated depreciation	450	439
Deferred income taxes	23	5
Goodwill	1,032	677
Other intangible assets, net of accumulated amortization of $538 and $475, respectively	677	530
Auction rate securities available-for-sale, at fair value	78	106
Investment securities held-to-maturity	36	36
Prepaid expenses	366	365
Other assets	259	225
Total Assets	$9,674	$8,837
LIABILITIES AND EQUITY
Accounts payable	$289	$272
Settlement due to customers	571	636
Restricted security deposits held for customers	636	493
Obligations under litigation settlements	6	298
Accrued expenses	1,451	1,315
Other current liabilities	152	129
Total Current Liabilities	3,105	3,143
Deferred income taxes	125	74
Obligations under litigation settlements	—	4
Other liabilities	462	400
Total Liabilities	3,692	3,621
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $.0001 par value; authorized 3,000,000,000 shares, 131,682,967 and 129,436,818 shares issued and 120,607,197 and 122,696,228 outstanding, respectively	—	—
Class B common stock, $.0001 par value; authorized 1,200,000,000 shares, 6,321,440 and 8,202,380 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,489	3,445
Class A treasury stock, at cost, 11,075,770 and 6,740,590 shares, respectively	(2,366)	(1,250)
Retained earnings	4,745	2,915
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	116	105
Defined benefit pension and other postretirement plans, net of tax	(12)	(12)
Investment securities available-for-sale, net of tax	—	2
Total accumulated other comprehensive income	104	95
Total Stockholders’ Equity	5,972	5,205
Non-controlling interests	10	11
Total Equity	5,982	5,216
Total Liabilities and Equity	$9,674	$8,837

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues, net	$1,818	$1,428	$4,986	$4,101
Operating Expenses
General and administrative	565	444	1,599	1,335
Advertising and marketing	200	182	522	477
Depreciation and amortization	51	36	142	106
Total operating expenses	816	662	2,263	1,918
Operating income	1,002	766	2,723	2,183
Other Income (Expense)
Investment income	17	11	40	34
Interest expense	(6)	(11)	(18)	(43)
Other income (expense), net	17	1	13	1
Total other income (expense)	28	1	35	(8)
Income before income taxes	1,030	767	2,758	2,175
Income tax expense	314	248	872	743
Net income	716	519	1,886	1,432
Loss (income) attributable to non-controlling interests	1	(1)	1	(1)
Net Income Attributable to MasterCard	$717	$518	$1,887	$1,431

Basic Earnings per Share	$5.65	$3.96	$14.71	$10.93
Basic Weighted Average Shares Outstanding	127	131	128	131
Diluted Earnings per Share	$5.63	$3.94	$14.66	$10.89
Diluted Weighted Average Shares Outstanding	127	131	129	131

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Operating Activities
Net income	$1,886	$1,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	106
Share based payments	53	49
Stock units withheld for taxes	(33)	(125)
Tax benefit for share based compensation	(11)	(85)
Accretion of imputed interest on litigation settlements	5	29
Deferred income taxes	136	158
Other	2	9
Changes in operating assets and liabilities:
Accounts receivable	(100)	(53)
Income taxes receivable	—	(16)
Settlement due from customers	(16)	42
Prepaid expenses	39	(46)
Obligations under litigation settlements	(302)	(455)
Accounts payable	(8)	(45)
Settlement due to customers	(84)	(29)
Accrued expenses	163	28
Net change in other assets and liabilities	28	28
Net cash provided by operating activities	1,900	1,027
Investing Activities
Acquisition of business, net of cash acquired	(460)	—
Increase in restricted cash	—	(527)
Purchases of property, plant and equipment	(51)	(37)
Capitalized software	(65)	(68)
Purchases of investment securities available-for-sale	(188)	(118)
Proceeds from sales of investment securities available-for-sale	371	94
Proceeds from maturities of investment securities available-for-sale	36	86
Proceeds from maturities of investment securities held-to-maturity	301	—
Investment in nonmarketable equity investments	(8)	(12)
Other investing activities	9	(1)
Net cash used in investing activities	(55)	(583)
Financing Activities
Purchases of treasury stock	(1,118)	—
Payment of debt	(21)	—
Dividends paid	(58)	(59)
Tax benefit for share based compensation	11	85
Cash proceeds from exercise of stock options	15	10
Net cash (used in) provided by financing activities	(1,171)	36
Effect of exchange rate changes on cash and cash equivalents	12	(56)
Net increase in cash and cash equivalents	686	424
Cash and cash equivalents - beginning of period	3,067	2,055
Cash and cash equivalents - end of period	$3,753	$2,479

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Non- Controlling Interests
		Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2010	$5,216	$—	$—	$3,445	$(1,250)	$2,915	$95	$11
Net income (loss)	1,886	—	—	—	—	1,887	—	(1)
Other comprehensive income, net of tax	9	—	—	—	—	—	9	—
Cash dividends declared on Class A and Class B common stock, $0.45 per share	(57)	—	—	—	—	(57)	—	—
Purchases of treasury stock	(1,118)	—	—	—	(1,118)	—	—	—
Issuance of treasury stock for share based compensation	—	—	—	(2)	2	—	—	—
Share based payments	53	—	—	53	—	—	—	—
Stock units withheld for taxes	(33)	—	—	(33)	—	—	—	—
Tax benefit for share based compensation	11	—	—	11	—	—	—	—
Exercise of stock options	15	—	—	15	—	—	—	—
Balance at September 30, 2011	$5,982	$—	$—	$3,489	$(2,366)	$4,745	$104	$10
MASTERCARD INCORPORATED
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net Income	$716	$519	$1,886	$1,432
Other comprehensive income (loss):
Foreign currency translation adjustments	(137)	202	11	(68)
Defined benefit pension and postretirement plans, net of tax	—	6	—	6
Unrealized gain (loss) and reclassification adjustment for realized (gain) loss on investment securities available-for-sale, net of tax	(6)	5	(2)	9
Other comprehensive income (loss), net of tax	(143)	213	9	(53)
Comprehensive Income	573	732	1,895	1,379
Loss (income) attributable to non-controlling interests	1	(1)	1	(1)
Comprehensive Income Attributable to MasterCard	$574	$731	$1,896	$1,378

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
The balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements as of December 31, 2010. The consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
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
Recent accounting pronouncements
Revenue arrangements with multiple deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Previous accounting standards required companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company adopted the revised accounting standard effective January 1, 2011 via prospective adoption. The adoption did not have an impact on the Company’s financial position or results of operations.
Fair value measurement - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company's creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy") and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a "gross" basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company's financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a "gross" basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company's financial position or results of operations.
In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures will be required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company will adopt the revised accounting standard effective January 1, 2012 via prospective adoption, as required, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.
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

In September 2011, a new accounting standard was issued. This standard is intended to simplify how an entity tests goodwill for impairment. Entities are permitted to perform a qualitative assessment of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt the revised accounting standard effective October 1, 2011. The adoption is not expected to have an impact on the Company's financial position or results of operations.
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

Note 2. Acquisition of Card Program Management Operations

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, and contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million if certain performance targets are met.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the purchase price allocation for the Access acquisition:

Fair Value at April 15, 2011
(in millions)
Current assets	$50
Property, plant and equipment	2
Intangible assets	164
Goodwill	354
Total assets acquired	570
Current liabilities	(56)
Non-current liabilities	(33)
Total liabilities assumed	(89)
Net assets acquired	$481

Purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on April 15, 2011, the acquisition date. The excess of purchase consideration over net assets acquired was recorded as goodwill. The amount of goodwill expected to be deductible for local tax purposes is not significant.

The "earn-out" is based on Access revenues in 2011. The potential undiscounted amount of all future payments that MasterCard could be required to pay the former owners of Access under the earn-out arrangement is between nothing and 35 million U.K. pound sterling, or approximately $57 million. As of June 30, 2011, the Company recognized 6 million U.K. pound sterling, or approximately $9 million, and included the amount of the earn-out in current liabilities. The fair value of the earn-out arrangement was estimated by applying a probability-weighted income approach. Based upon the expectation of the full year revenues for 2011, the Company estimated that Access revenues for 2011 will not meet the requirements for payment of the earn-out and therefore eliminated the liability as of September 30, 2011 and recorded other income of $9 million for the three and nine months ended September 30, 2011. As of September 30, 2011, the Access long-term business plan was generally consistent with original expectations from the time of the acquisition.

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

In connection with the acquisition, the Company recognized $6 million of acquisition-related expenses, which consisted primarily of professional fees related to completing the transaction. The Company recognized $2 million during the nine months ended September 30, 2011 and $4 million during the year ended 2010. These amounts were included in general and administrative expenses. The consolidated financial statements include the operating results of Access from the date of the acquisition.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Earnings Per Share
Earnings per share (“EPS”) is calculated including the effects of certain equity instruments granted in share-based payment transactions under the two-class method. Unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009.

The components of basic and diluted EPS for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$717	$518	$1,887	$1,431
Less: Net income allocated to Unvested Units	—	—	—	2
Net income attributable to MasterCard allocated to common shares	$717	$518	$1,887	$1,429
Denominator:
Basic EPS weighted average shares outstanding	127	131	128	131
Dilutive stock options and stock units	—	—	—	—
Diluted EPS weighted average shares outstanding	127	131	129	131
Earnings per Share
Total Basic	$5.65	$3.96	$14.71	$10.93
Total Diluted	$5.63	$3.94	$14.66	$10.89

* Note that table may not sum due to rounding.

The calculation of diluted EPS for the three and nine month periods ended September 30, 2011 and 2010 excluded the following share-based payment awards because the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	2	210	142	204
Restricted stock units	—	2	—	2

Note 4. Non-Cash Investing and Financing Activities
The following table includes non-cash investing and financing information for the nine months ended September 30:

	2011	2010
	(in millions)
Dividends declared but not yet paid	$19	$20
Assets recorded pursuant to capital lease	15	2
Fair value of assets acquired, net of original investment, cash paid and cash acquired [1]	549	—
Fair value of liabilities assumed related to investments in affiliates [1]	89	—
1 See Note 2 (Acquisition of Card Program Management Operations) for further details.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of September 30, 2011 and December 31, 2010 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2011.
The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$287	$—	$287
Taxable short-term bond funds	252	—	—	252
Corporate securities	—	78	—	78
Auction rate securities	—	—	78	78
Other	—	31	—	31
Total	$252	$396	$78	$726

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$315	$—	$315
Taxable short-term bond funds	516	—	—	516
Auction rate securities	—	—	106	106
Other	—	(1)	—	(1)
Total	$516	$314	$106	$936

1 Available-for-sale municipal securities are carried at fair value and are included in the above tables. However, a held-to-maturity municipal bond is carried at amortized cost and excluded from the above tables.

The fair value of the Company's available-for-sale municipal securities, corporate securities and other fixed income securities are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company's foreign currency derivative contracts have also been classified within Level 2 in the other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 21 (Foreign Exchange Risk Management) for further details.

The fair value of the Company's short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy.

The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of September 30, 2011 and

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

December 31, 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

Financial Instruments - Non-Recurring Measurements

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

Debt

The Company estimates the fair value of its debt by applying a current period discount rate to the remaining cash flows under the terms of the debt. As of December 31, 2010, the carrying values on the consolidated balance sheet totaled $20 million and approximated fair value. The carrying value of the Company's debt was included in other current liabilities on the consolidated balance sheet and was repaid during the three months ended June 30, 2011.

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At September 30, 2011 and December 31, 2010, the carrying values on the consolidated balance sheet totaled $6 million and $302 million and the fair values totaled $6 million and $307 million, respectively, for these obligations. For additional information regarding the Company's obligations under litigation settlements, see Note 17 (Obligations Under Litigation Settlements).

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company's gross and net settlement exposures are considered. At September 30, 2011 and December 31, 2010, the carrying value of settlement and other guarantee liabilities were de minimis. The estimated fair values of settlement and other guarantee liabilities as of September 30, 2011 and December 31, 2010 were approximately $80 million and $45 million, respectively. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 20 (Settlement and Other Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company's global technology and operations center located in O'Fallon, Missouri, called Winghaven. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds. See Note 9 (Property, Plant and Equipment) for further details.

Non-Financial Instruments

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company's non-financial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses a weighted income and market approach for estimating the fair values of its reporting units. As the assumptions employed to measure these assets on a nonrecurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.
Note 6. Investment Securities
Amortized Costs and Fair Values – Available-for-Sale Investment Securities:
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective cost bases and fair values as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$276	$11	$—	$287
Taxable short-term bond funds	254	—	(2)	252
Corporate securities	78	—	—	78
Auction rate securities	87	—	(9)	78
Other	22	—	—	22
Total	$717	$11	$(11)	$717

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$305	$10	$—	$315
Taxable short-term bond funds	511	5	—	516
Auction rate securities	118	—	(12)	106
Total	$934	$15	$(12)	$937

[1]	The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed securities and asset-backed securities. The corporate securities are comprised of fixed income securities, including commercial paper and corporate bonds.
The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax and the interest rate on the securities typically resets every 35 days.
 Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of September 30, 2011, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During the three and nine months ended September 30, 2011, the Company did not sell any ARS in the auction market, but there were calls at par.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2011 to September 30, 2011.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, January 1, 2011	$106
Calls, at par	(31)
Recovery of unrealized losses due to issuer calls	3
Fair value, September 30, 2011	$78
The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. The securities are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education. As of September 30, 2011, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost bases which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 10% discount to the par value of the ARS portfolio at September 30, 2011 and December 31, 2010. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $9 million and $12 million as of September 30, 2011 and December 31, 2010, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $2 million at both September 30, 2011 and December 31, 2010.
Carrying and Fair Values – Held-to-Maturity Investment Securities:
As of September 30, 2011, the Company owned a held-to-maturity municipal bond investment security, yielding interest of 5.0% per annum. The bond relates to the Company's back-up processing center in Kansas City, Missouri. As of December 31, 2010, the Company also owned held-to-maturity investment securities, consisting of U.S. Treasury notes and the municipal bond yielding interest of 5.0% per annum. The U.S. Treasury notes matured during the nine months ended September 30, 2011. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Carrying value	$36	$336
Gross unrecorded gains	2	2
Fair value	$38	$338

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2011 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(in millions)
Due within 1 year	$54	$54	$—	$—
Due after 1 year through 5 years	280	289	36	38
Due after 5 years through 10 years	45	46	—	—
Due after 10 years	84	76	—	—
No contractual maturity	254	252	—	—
Total	$717	$717	$36	$38
Primarily all the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.
The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of September 30, 2011.

	Par Amount	% of Total
	(in millions)
Due within 10 years	$4	4%
Due year 11 through year 20	—	—%
Due year 21 through year 30	75	86%
Due after year 30	8	10%
Total	$87	100%

Investment Income:
Components of net investment income were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Interest income	$11	$10	$33	$31
Investment securities available-for-sale
Gross realized gains	7	1	8	3
Gross realized losses	(1)	—	(1)	—
Total investment income, net	$17	$11	$40	$34

Interest income primarily consists of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7. Prepaid Expenses
Prepaid expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$501	$497
Advertising	46	69
Income taxes	5	50
Data processing	35	31
Other	59	33
Total prepaid expenses	646	680
Prepaid expenses, current	(280)	(315)
Prepaid expenses, long-term	$366	$365
Prepaid customer and merchant incentives represent payments made to customers and merchants under business agreements.
Note 8. Other Assets
Other assets consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$107	$104
Nonmarketable equity securities	103	107
Income tax receivable	50	50
Cash surrender value of keyman life insurance	22	24
Other	42	25
Total other assets	324	310
Other assets, current	(65)	(85)
Other assets, long-term	$259	$225

Certain customer and merchant business agreements provide incentives upon entering into the agreement. As of September 30, 2011 and December 31, 2010, other assets included amounts to be paid for these incentives and the related liability was included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved and the other asset is reclassified to a prepaid expense.
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
Note 9. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Property, plant and equipment	$818	$771
Less accumulated depreciation and amortization	(368)	(332)
Property, plant and equipment, net	$450	$439

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company leases its global technology and operations center located in O’Fallon, Missouri, called Winghaven. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation were recorded at $154 million which represented the lesser of the present value of the minimum lease payments and the fair value of the building and land assets at the inception of the lease. The Company received refunding revenue bonds issued by the Missouri Development Finance Board (“MDFB”) in the same amount, $154 million, and with the same payment terms as the capital lease and which contain the legal right of offset with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.
As of September 30, 2011 and December 31, 2010, capital leases, excluding the Winghaven facility, of $23 million and $13 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $8 million and $7 million as of September 30, 2011 and December 31, 2010, respectively.
Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $20 million and $18 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $57 million and $51 million for the nine months ended September 30, 2011 and 2010, respectively.
Note 10. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 was as follows:

(in millions)
Balance as of December 31, 2010	$677
Acquisition of Access	354
Foreign currency translation	1
Balance as of September 30, 2011	$1,032

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

Note 12. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Customer and merchant incentives	$790	$666
Personnel costs	275	307
Advertising	86	162
Income and other taxes	182	76
Other	118	104
Total accrued expenses	$1,451	$1,315

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Pension and Postretirement Plans
The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. In September 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit beginning January 1, 2013. Plan participants will continue to earn interest credits. As a result of the amendment to the Qualified Plan, the Company recognized a curtailment gain of $6 million in the third quarter of 2010. A remeasurement of Qualified Plan assets and liabilities resulted in the Company reducing its pension liability by approximately $14 million at September 30, 2010. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.
Additionally, the Company has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The term “Pension Plans” below includes both the Qualified Plan and the Non-qualified Plan. The net periodic pension cost for the Pension Plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$3	$4	$10	$12
Interest cost	3	3	9	10
Expected return on plan assets	(4)	(4)	(14)	(13)
Curtailment gain	—	(6)	—	(6)
Amortization:
Actuarial loss	1	1	2	3
Prior service credit	(1)	(1)	(2)	(2)
Net periodic pension cost (benefit)	$2	$(3)	$5	$4

The Company made voluntary contributions totaling $5 million to the Qualified Plan during the three months ended September 30, 2011; no voluntary contributions were made during the three months ended September 30, 2010. The Company made voluntary contributions totaling $15 million and $20 million to the Qualified Plan during the nine month periods ended September 30, 2011 and 2010, respectively.
The Company maintains a postretirement plan (the “Postretirement Plan”) providing health coverage and life insurance benefits for substantially all of its U.S. employees and retirees hired before July 1, 2007. Net periodic postretirement benefit cost was $1 million for each of the three month periods ended September 30, 2011 and 2010. Net periodic postretirement benefit cost was $3 million for each of the nine month periods ended September 30, 2011 and 2010. The cost included amounts for interest cost, service cost and amortization of the transition obligation partially offset by the amortization of the actuarial gain. The majority of the cost represented interest cost. The Company does not make any contributions to its Postretirement Plan other than funding benefits payments.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
These performance stock units, classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. The initial fair value of each performance stock unit is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant. Given that the performance terms are subjective and not fixed on the date of grant, the performance stock units will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of performance stock units expected to vest, multiplied by the period ending price of a share of MasterCard’s Class A common stock on the New York Stock Exchange, less previously recorded compensation expense.
Note 15. Stockholders’ Equity
Commencing on May 31, 2010, the fourth anniversary of the Company’s initial public offering, each share of Class B common stock became eligible for conversion, at the holder’s option, into a share of Class A common stock on a one for one basis. In July 2010, the Company commenced a conversion program (approved by the Board of Directors in February 2010) for shares of Class B common stock to be converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors. The program features an “open window” for conversions of any size. As of September 30, 2011, 6,321,440 shares of Class B common stock had not been converted into shares of Class A common stock and remained outstanding (representing 5.0% of aggregate shares outstanding).
In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during the year ended December 31, Year Ended December 31, 2010. In April 2011, the Company’s Board of Directors amended the existing share repurchase program, authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion.
During the three months ended September 30, 2011, MasterCard repurchased a total of approximately 0.3 million shares for $77 million at an average price of $308.01 per share of Class A common stock. During the nine months ended September 30, 2011, MasterCard repurchased a total of approximately 4.3 million shares for $1.1 billion at an average price of $257.12 per share of Class A common stock. These repurchased shares were recorded as treasury stock, which is a reduction to stockholders’ equity.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 16. Commitments
At September 30, 2011, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
Remainder of 2011	$199	$2	$8	$189
2012	219	8	27	184
2013	131	43	17	71
2014	60	2	12	46
2015	41	—	10	31
Thereafter	35	—	28	7
Total	$685	$55	$102	$528

[1]	Excludes non-cash transactions relating to the Company's Winghaven facility. See Note 4 (Non-Cash Investing and Financing Activities) for more information.
Included in the table above are capital leases with imputed interest expense of $5 million and a net present value of minimum lease payments of $50 million. In addition, at September 30, 2011, $58 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $8 million and $7 million for the three months ended September 30, 2011 and 2010, respectively. Consolidated rental expense for the Company’s leased office space was $22 million and $20 million for the nine month periods ended September 30, 2011 and 2010, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $1 million and $2 million for the three months ended September 30, 2011 and 2010, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $5 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively.
Note 17. Obligations Under Litigation Settlements
On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard was obligated to make 12 quarterly payments of up to $150 million per quarter beginning in the third quarter of 2008. MasterCard’s maximum nominal payments totaled $1.8 billion. The amount of each quarterly payment was contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments were in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion in the quarter ended June 30, 2008. During the three months ended June 30, 2011, the Company made its final quarterly payment of $150 million.
Total liabilities for the American Express Settlement and other litigation settlements changed from December 31, 2010, as follows:

(in millions)
Balance as of December 31, 2010	$302
Interest accretion on American Express Settlement	5
Payments on American Express Settlement	(300)
Other payments, accruals and accretion, net	(1)
Balance as of September 30, 2011	$6

See Note 19 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 18. Income Taxes
The effective income tax rates were 30.5% and 32.3% for the three months ended September 30, 2011 and 2010, respectively, and 31.6% and 34.2% for the nine months ended September 30, 2011 and 2010, respectively.
The rate for the three months ended September 30, 2011 was lower than the rate for the three months ended September 30, 2010 primarily due to a more favorable geographic mix of earnings for the three months ended September 30, 2011. Other tax benefits and charges in each period collectively had a minimal impact on the tax rate.
The rate for the nine months ended September 30, 2011 was lower than the rate for the nine months ended September 30, 2010 primarily due to a more favorable geographic mix of earnings for the nine months ended September 30, 2011 and the recognition of discrete adjustments for the nine months ended September 30, 2010.

Note 19. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. While these types of contingencies are generally resolved over long periods of time, the probability of loss or an estimation of damages can change due to discrete or a combination of developments, which could result in a material adverse effect on our results of operations, cash flows or financial condition. Except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements. Except as described below, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material impact on its results of operations, financial position, or cash flows. Although MasterCard believes that it has strong defenses for the pending litigations and regulatory proceedings described below, it could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices in ways that could have a material adverse effect on its results of operations, financial position or cash flows. Notwithstanding MasterCard's belief, in the event it were found liable in a large class-action lawsuit or on the basis of a claim in the United States entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant and could materially and adversely affect its results of operations, cash flow and financial condition, or, in certain circumstances, even cause MasterCard to become insolvent. Moreover, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect the Company's results of operations, cash flows and financial condition.

Department of Justice Antitrust Litigation and Related Private Litigations

In October 1998, the U.S. Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard's and Visa's governance structure and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance”- the situation where a financial institution has a representative on the Board of Directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association-was anti-competitive and acted to limit innovation within the payment card industry. Second, the DOJ challenged MasterCard's Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). The DOJ alleged that MasterCard's CPP and Visa's bylaw provision acted to restrain competition.

In October 2001, District Court Judge Barbara Jones issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard's CPP and the Visa bylaw constituted unlawful restraints of trade under the federal antitrust laws. In November 2001, the judge issued a final judgment that ordered MasterCard to repeal the CPP insofar as it applies to issuers and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The Second Circuit upheld the final judgment and the Supreme Court denied certiorari.

Shortly after the Supreme Court's denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard's CPP and Visa's bylaw provision violated U.S. federal antitrust laws. In June 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

settlement agreement, MasterCard was obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008 and the final payment having been made during the second quarter of 2011. See Note 17 (Obligations under Litigation Settlements) for additional discussion. In October 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover's former parent company, paid MasterCard $35 million in November 2008.

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. MasterCard and Visa moved to dismiss the complaint and the Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. MasterCard filed an answer to the complaint in June 2006 and the parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “-U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions executed an order granting final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval order and briefing of the appeals is completed. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

Currency Conversion Litigations

MasterCard International, together with Visa U.S.A., Inc. and Visa International Corp., are defendants in a state court lawsuit in California. The lawsuit alleges that MasterCard and Visa wrongfully imposed an asserted one percent currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign country, and that such alleged “fee” is unlawful. This action, titled Schwartz v. Visa Int'l Corp., et al. (the “Schwartz action”), was brought in the Superior Court of California in February 2000, purportedly on behalf of the general public. MasterCard International, Visa U.S.A., Inc., Visa International Corp., several member banks including Citibank (South Dakota), N.A., Chase Manhattan Bank USA, N.A., Bank of America, N.A. (USA), MBNA, and Citicorp Diners Club Inc. are also defendants in a number of federal putative class actions that allege, among other things, violations of federal antitrust laws based on the asserted one percent currency conversion “fee.” Pursuant to an order of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated in MDL No. 1409 (the “MDL action”) before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York.

In July 2006, MasterCard and the other defendants in the MDL action entered into agreements settling the MDL action and related matters, as well as the Schwartz matter. Pursuant to the settlement agreements, MasterCard paid approximately $72 million to be used for the defendants' settlement fund to settle the MDL action and approximately $13 million to settle the Schwartz matter. In November 2009, Judge Pauley signed a Final Judgment and Order of Dismissal granting final approval to the settlement agreements. A number of appeals of the final settlement approval were filed. All the appeals of the approval have now been withdrawn and the settlement is now final. With regard to other state court currency conversion actions, MasterCard has reached agreements with the plaintiffs for a total of approximately $4 million, which has been accrued. Settlement agreements have been executed with plaintiffs in the Ohio, Pennsylvania, Florida, Texas, Arkansas, Tennessee, Arizona, New York, Minnesota, Illinois and Missouri actions. Now that all appeals of the final approval of the MDL settlement action are extinguished, MasterCard and the plaintiffs in the state actions have or are in the process of filing dismissals of the actions with prejudice.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs claimed that MasterCard's “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. Plaintiffs claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. In June 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

in this matter, which the Court approved in December 2003. In January 2005, the Second Circuit Court of Appeals issued an order affirming the District Court's approval of the settlement agreement thus making it final. In July 2009, MasterCard International entered into an agreement with the plaintiffs to prepay MasterCard International's remaining payment obligations under the settlement agreement at a discount. In August 2009, the court entered a final order approving the prepayment agreement. The agreement became final pursuant to its terms in September 2009 as there were no appeals of the court's approval, and the prepayment was subsequently made in September 2009.

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard's motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. In June 2010, the court issued an order granting MasterCard's motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision and briefing on the appeal has been completed. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order and briefing on the appeals is completed.

At this time, it is not possible to determine the outcome of, or, except as indicated above in the California consumer action, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

ATM Non-Discrimination Rule Surcharge Complaints

On October 12, 2011, a trade association of independent Automated Teller Machine (“ATM”) operators and 13 independent ATM operators filed a proposed class action complaint in the U.S. District Court for the District of Columbia against both MasterCard and Visa.  Plaintiffs seek to represent a class of non-bank operators of ATM terminals that operate ATM terminals in the United States with the discretion to determine the price of the ATM access fee for the terminals they operate.   Plaintiffs allege that MasterCard and Visa have violated Section 1 of the Sherman Act by imposing rules that require ATM operators to charge non-discriminatory ATM surcharges for transactions processed over MasterCard's and Visa's respective networks that are not greater than the surcharge charged for transactions over other networks accepted at the same ATM.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys' fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.  MasterCard's time in which to respond to the complaint is currently running.

Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against MasterCard and Visa on behalf of putative classes of users of ATM services.  The claims in these actions largely mirror the allegations made in the ATM operators' complaint described above, although this complaint seeks damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank and non-bank ATM operators as a result of the defendants' ATM rules.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys' fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.  MasterCard's time in which to respond to the complaint is currently running.

At this time, and at this early stage of the cases, it is not possible to determine the outcome of, or, estimate the liability related to, the cases and no provision for losses has been provided in connection with them.

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard's. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system's cards. These fees reimburse the issuer for a portion of the costs

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard's interchange fees and related practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the interchange proceedings described below (except as otherwise indicated), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. With the exception of the litigation in the United States, some of the proceedings could have a significant impact on our customers in the applicable country and on MasterCard's level of business in those countries, as opposed to MasterCard overall. However, the proceedings, taken as a whole, reflect the significant and increasingly intense legal, regulatory and legislative scrutiny worldwide that interchange fees and related practices have been receiving. Accordingly, when taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and related practices may have a material adverse impact on the Company's revenues, its prospects for future growth and its overall business, financial condition and revenue.

United States. In June 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of member banks alleging, among other things, that MasterCard's and Visa's purported setting of interchange fees violates Section 1 of the Sherman Act, which prohibits contracts, combinations and conspiracies that unreasonably restrain trade. In addition, the complaint alleges MasterCard's and Visa's purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. The suit seeks treble damages in an unspecified amount, attorneys' fees and injunctive relief. Since the filing of this complaint, there have been approximately fifty similar complaints (the majority of which are styled as class actions, although a few complaints are on behalf of individual merchant plaintiffs) filed on behalf of merchants against MasterCard and Visa (and in some cases, certain member banks) in federal courts in California, New York, Wisconsin, Pennsylvania, New Jersey, Ohio, Kentucky and Connecticut. In October 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to Judge Gleeson of the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL No. 1720. In April 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the complaints brought on the behalf of the individual merchants are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry. Specifically, the complaints contain some or all of the following claims: (1) that MasterCard's and Visa's setting of interchange fees (for both credit and off-line debit transactions) violates Section 1 of the Sherman Act; (2) that MasterCard and Visa have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (3) that MasterCard's and Visa's purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (4) that MasterCard and Visa have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain unfair competition law claims under state law based upon the same conduct described above. These interchange-related litigations seek treble damages, as well as attorneys' fees and injunctive relief. In June 2006, MasterCard answered the complaint and moved to dismiss or, alternatively, moved to strike the pre-2004 damage claims that were contained in the First Amended Class Action Complaint and moved to dismiss the Section 2 claims that were brought in the individual merchant complaints. In January 2008, the district court dismissed the plaintiffs' pre-2004 damage claims. In May 2008, the court denied MasterCard's motion to dismiss the Section 2 monopolization claims. Fact discovery has been proceeding and was generally completed by November 2008. Briefs have been submitted on plaintiffs' motion for class certification. The court heard oral argument on the plaintiffs' class certification motion in November 2009. The parties are awaiting a decision on the motion.

In January 2009, the class plaintiffs filed a Second Consolidated Class Action Complaint. The allegations and claims in this complaint generally mirror those in the first amended class action complaint described above although plaintiffs have added additional claims brought under Sections 1 and 2 of the Sherman Act against MasterCard, Visa and a number of banks alleging, among other things, that the networks and banks have continued to fix interchange fees following each network's initial public offering. In March 2009, MasterCard and the other defendants in the action filed a motion to dismiss the Second Consolidated Class Action Complaint in its entirety, or alternatively, to narrow the claims in the complaint. The parties have fully briefed the motion and the court heard oral argument on the motion in November 2009. The parties are awaiting decisions on the motions.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard's initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard's right to assess the member banks for MasterCard's litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard's motion to dismiss the plaintiffs' supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard's IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs' original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs' theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 rebutting the plaintiffs' assertions both with respect to liability and damages. In February 2011, both the defendants and the plaintiffs served a number of dispositive motions seeking summary judgment on all or portions of the claims in the complaints. Briefing on these motions was completed in July 2011. Oral argument on these motions is scheduled to occur on November 2, 2011. The court has scheduled a trial date of September 12, 2012. The trial date is subject to further delay based upon the timing of any rulings on the outstanding motions by the parties and any objections or appeals of those decisions along with other factors.

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

MasterCard and the other defendants have been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs (who account for less than 5% of the purchase volume of the class plaintiffs) and the class plaintiffs. Although substantial progress has been made in the mediation with the individual merchant plaintiffs, there has not been similar progress with the class plaintiffs. However, based upon developments in the mediation process, MasterCard believes that it is reasonably possible that it could incur a loss and estimates its share of a lower end of a negotiated settlement could result in a loss of $500 million for the entire matter. This estimate does not reflect the class plaintiffs' settlement demands, which remain unacceptable given the cash component is significantly higher than MasterCard's estimate of a reasonably possible loss and the terms include unacceptable changes to MasterCard's business practices.

The above estimate does not represent an estimate of a lower end of a reasonably possible loss if the parties to the matter litigate rather than settle the matter, in which case MasterCard cannot estimate the potential liability, if any. MasterCard's estimate involves significant judgment and may change from time to time given the varying stages of the proceedings, progress in settlement negotiations and the numerous unresolved issues (including decisions by the court concerning class certification and the scope of many of the claims), and the uncertainty of the potential outcomes of these issues. As such, subsequent progress in negotiations and/or decisions by the court could increase or decrease the estimate.

At this time, MasterCard is unable to estimate a probable loss for the matter and accordingly has not accrued for any loss.

In October 2008, the Antitrust Division of the DOJ issued a civil investigative demand to MasterCard and other payment industry participants seeking information regarding certain rules relating to merchant point of acceptance rules. Subsequently, MasterCard received requests for similar information from ten State Attorneys General. In October 2010, MasterCard, the DOJ and seven of the State Attorneys General executed a stipulation and proposed final judgment, subject to court review and

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

approval, pursuant to which MasterCard agreed to make certain modifications to its rules to conform to MasterCard's existing business practices, and therefore to specify, among other things, the ways in which merchants may steer customers to preferred payment forms. On July 20, 2011, the court approved the settlement. The settlement resolves the DOJ's investigation, and all ten State Attorneys General have closed their investigations of MasterCard.

European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe's cross-border default interchange fees. In June 2006, the European Commission issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In November 2006, the European Commission held hearings on MasterCard Europe's cross-border default interchange fees. In March 2007, the European Commission issued a Letter of Facts, also covering credit, debit and commercial card fees and discussing its views on the impact of the IPO on the case. MasterCard Europe responded to the Statements of Objections and Letter of Facts and made presentations on a variety of issues at the hearings.

The European Commission announced its decision in December 2007. The decision applies to MasterCard's default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard's MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision also applies to MasterCard's MIF for any domestic consumer card transactions that default to MasterCard's cross-border MIF, of which currently there are none. The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. MasterCard understood that the decision gave MasterCard until June 21, 2008 to comply, with the possibility that the European Commission could have extended this time at its discretion. The decision also required MasterCard to issue certain specific notices to financial institutions and other entities that participate in its MasterCard and Maestro payment systems in the EEA and make certain specific public announcements regarding the steps it has taken to comply. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard's daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.5 million U.S. per day) in the event that MasterCard fails to comply. In March 2008, MasterCard filed an application for annulment of the European Commission's decision with the General Court of the European Union.

The December 2007 decision against MasterCard permits MasterCard to establish other default cross-border consumer card interchange fees for MasterCard and Maestro branded consumer payment card transactions in the EEA if MasterCard can demonstrate by empirical proof to the European Commission's satisfaction that the new interchange fees create efficiencies that outweigh the restriction of competition alleged by the European Commission, that consumers get a fair share of the benefits of the new interchange fees, that there are no less restrictive means of achieving the efficiencies of MasterCard's payment systems, and that competition is not eliminated altogether. In March 2008, MasterCard entered into discussions with the European Commission about, among other things, the nature of the empirical proof it would require for MasterCard to establish other default cross-border consumer card interchange fees consistent with the decision and so as to understand more fully the European Commission's position as to how it may comply with the decision. MasterCard requested an extension of time to comply with the decision and, in April 2008, the European Commission informed MasterCard that it had rejected such request. In June 2008, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. MasterCard submitted its response in November 2008.

In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard's fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 2007 or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard's undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard's application for annulment

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

of the European Commission's December 2007 decision.

The General Court of the European Union held a full day hearing on MasterCard's appeal of the European Commission's decision on July 8, 2011. The hearing completed the General Court's review of the decision, to be followed by a judgment to be rendered by the Court and subject to any further appeals.

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the December 2007 decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe's operations, the December 2007 decision could also significantly impact MasterCard International's European customers' and MasterCard Europe's business. The European Commission decision could also lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or, in certain jurisdictions, regulation. In addition, the European Commission's decision could lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its application for annulment of the decision, could result in MasterCard owing substantial damages.

United Kingdom. In September 2001, the Office of Fair Trading of the United Kingdom (“OFT”) issued a Rule 14 Notice under the U.K. Competition Act 1998 challenging the MasterCard default interchange fees and multilateral service fee (“MSF”), the fee paid by issuers to acquirers when a customer uses a MasterCard-branded card in the United Kingdom either at an ATM or over the counter to obtain a cash advance. Until November 2004, the interchange fees and MSF were established by MasterCard U.K. Members Forum Limited (“MMF”) (formerly MasterCard Europay U.K. Ltd.) for domestic credit card transactions in the United Kingdom. The notice contained preliminary conclusions to the effect that the MasterCard U.K. default interchange fees and MSF infringed U.K. competition law and did not qualify for an exemption in their present forms. In February 2003, the OFT issued a supplemental Rule 14 Notice, which also contained preliminary conclusions challenging MasterCard's U.K. interchange fees (but not the MSF) under the Competition Act. In November 2004, the OFT issued a third notice (now called a Statement of Objections) claiming that the interchange fees infringed U.K. and European Union competition law.

In November 2004, MasterCard's board of directors adopted a resolution withdrawing the authority of the U.K. members to set domestic MasterCard interchange fees and MSFs and conferring such authority exclusively on MasterCard's President and Chief Executive Officer.

In September 2005, the OFT issued its decision, concluding that MasterCard's U.K. interchange fees that were established by MMF prior to November 18, 2004 contravene U.K. and European Union competition law. The OFT decided not to impose penalties on MasterCard or MMF. MMF and MasterCard appealed the OFT's decision to the U.K. Competition Appeals Tribunal. In June 2006, the U.K. Competition Appeals Tribunal set aside the OFT's decision, following the OFT's request to the Tribunal to withdraw the decision and end its case against MasterCard's U.K. default interchange fees in place prior to November 18, 2004.

Shortly thereafter, the OFT commenced a new investigation of MasterCard's current U.K. default credit card interchange fees and announced in February 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard Europe and financial institutions that participate in MasterCard's payment system in the United Kingdom. MasterCard understood that the OFT was considering whether to commence a formal proceeding through the issuance of a Statement of Objections. In January 2010, the OFT informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard's U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International's U.K. customers and MasterCard's overall business in the U.K.

Poland. In April 2001, in response to merchant complaints, the Polish Office for Protection of Competition and Consumers (the “PCA”) initiated an investigation of MasterCard's domestic credit and debit card default interchange fees. MasterCard

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Europe filed several submissions and met with the PCA in connection with the investigation. In January 2007, the PCA issued a decision that MasterCard's (and Visa's) interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard's (and Visa's) licensed financial institutions. As part of this decision, the PCA also decided that MasterCard (and Visa) had not violated the law. MasterCard and the financial institutions appealed the decision to the court of first instance. In November 2008, the court of first instance reversed the decision of the PCA and also rejected MasterCard's appeal on the basis that MasterCard did not have a legal interest in the PCA's decision because its conduct was not found to be in breach of the relevant competition laws. MasterCard appealed this part of the court of first instance's decision because it has significant interest in the outcome of the case. The PCA appealed the other parts of the decision. In April 2010, the court of appeals issued an oral decision (followed by a written decision in May 2010) in which it reinstated MasterCard's appeal, reversed a specific finding of the court of first instance and sent the case back to the court of first instance for further proceedings. If on appeal the PCA's decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard's Polish customers and on MasterCard's overall business in Poland.

Hungary. In January 2008, the Hungarian Competition Authority (“HCA”) notified MasterCard that it had commenced a formal investigation of MasterCard Europe's (and Visa Europe's) domestic interchange fees. This followed an informal investigation that the HCA had been conducting since the middle of 2007. In July 2009, the HCA issued to MasterCard a Preliminary Position that MasterCard Europe's historic domestic interchange fees violate Hungarian competition law. MasterCard responded to the Preliminary Position both in writing and at a hearing which was held in September 2009. Subsequently in September 2009, the HCA ruled that MasterCard's (and Visa's) historic interchange fees violated the law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. In December 2009, the HCA issued its formal decision and MasterCard appealed the decision to the Hungarian courts. In September 2010, the HCA filed its reply to MasterCard's appeal, while MasterCard filed its response in October 2010. In October 2010, the Hungarian appeals court stayed the proceeding until MasterCard's appeal to the General Court of the European Union of the European Commission's December 2007 cross-border interchange fee decision is finally decided. If the HCA's decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard's Hungarian customers and on MasterCard's overall business in Hungary.

Italy. In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe's domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard appealed to the Administrative Court). In May 2010, the ICA issued a Statement of Objections to MasterCard and the banks. In November 2010, the ICA adopted a decision in which it determined that MasterCard Europe's domestic interchange fees violate European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA's infringement decision to the Administrative Court. Subsequently, in November 2010, the Administrative Court announced its judgment that the ICA had improperly rejected MasterCard's proposed undertakings and annulled the ICA's undertakings decision (which judgment the ICA appealed to the Council of State). In May 2011, the General Court overturned the Administrative Court's undertakings judgment on procedural grounds and MasterCard refiled its undertakings appeal as part of its appeal of the ICA infringement decision. In July 2011, the Administrative Court again issued a judgment that the ICA had improperly rejected MasterCard's proposed undertakings and annulled for a second time the ICA's undertakings decision and, on that basis, also annulled the ICA's infringement decision. The ICA has the right to appeal the Administrative Court's most recent judgment to the Council of State. If the Administrative Court's second judgment is overturned, it is likely that the Administrative Court would reconsider MasterCard's appeal of the ICA's infringement decision. If the ICA's infringement decision is not reversed on appeal, the ICA's decision could have a significant adverse impact on the revenues of MasterCard's Italian customers and on MasterCard's overall business in Italy.

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to interchange fees, including the “honor all cards” and “no surcharge” rules. Also in December 2010, MasterCard learned that a purported class action lawsuit had been commenced against it in Quebec on behalf of Canadian merchants and consumers. That suit essentially repeats the allegations and arguments of the CCB application to the Canadian Competition Tribunal and seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian banks, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the banks have engaged in a price fixing conspiracy to increase or maintain the fees paid by merchants on credit card transactions and that MasterCard's and Visa's rules force merchants to accept all MasterCard and Visa credit cards and prevent merchants from

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

charging more for payments with MasterCard and Visa premium cards. The second suit seeks compensatory damages in unspecified amounts, and the third suit seeks compensatory damages of $5 billion. The second and third suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. If the CCB's challenges and/or the class action law suits were ultimately successful, such negative decisions could have a significant adverse impact on the revenues of MasterCard's Canadian customers and on MasterCard's overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.

Australia. In 2002, the Reserve Bank of Australia (“RBA”) announced regulations under the Payments Systems (Regulation) Act of 1998 applicable to four-party credit card payment systems in Australia, including MasterCard's. Those regulations, among other things, mandate the use of a formula for determining domestic interchange fees that effectively caps their weighted average at 50 basis points. Operators of three-party systems, such as American Express and Diners Club, were unaffected by the interchange fee regulation. In 2007, the RBA commenced a review of such regulations and, in September 2008, the RBA released its final conclusions. These indicated that the RBA was willing to withdraw its regulations if MasterCard and Visa made certain undertakings regarding the future levels of their respective credit card interchange fees and other practices, including their “honor all cards” rules. If the undertakings were not made, the RBA said it would consider imposing in 2009 additional regulations that could further reduce the domestic interchange fees of MasterCard and Visa in Australia. In August 2009, the RBA announced that it had decided not to withdraw its regulations and that it would maintain them in their current form pending further consideration of the regulations. MasterCard plans to continue discussions with the RBA as to the nature of the undertakings that MasterCard may be willing to provide. The effect of the undertakings or any such additional regulations could put MasterCard at an even greater competitive disadvantage relative to competitors in Australia that purportedly do not operate four-party systems or, in the case of the undertakings, possibly increase MasterCard's legal exposure under Australian competition laws, which could have a significant adverse impact on MasterCard's business in Australia.

South Africa. In August 2006, the South Africa Competition Commission created a special body, the Jali Enquiry (the “Enquiry”), to examine competition in the payments industry in South Africa, including interchange fees. After nearly two years of investigation, including several rounds of public hearings in which MasterCard participated, in June 2008, the Enquiry published an Executive Summary of its findings. The Enquiry's full report was made public in December 2008. The Enquiry recommends, among other things, that an independent authority be established to set payment card interchange fees in South Africa and that payment systems' (including MasterCard's) respective “honor all cards” rules be modified to give merchants greater freedom to choose which types of cards to accept. Following the issuance of the Enquiry's report, the South African Reserve Bank (“SARB”), the South African Treasury and the South African Competition Commission informed MasterCard that they were actively considering what, if any, action they would take in response to the Enquiry's recommendations. In September 2010, the SARB informed MasterCard that it intends to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa, including MasterCard's. Such an interchange structure, if adopted, could have a significant adverse impact on the revenues of MasterCard's South African customers and on MasterCard's overall business in South Africa.

Other Jurisdictions. In January 2006, a German retailers association filed a complaint with the Federal Cartel Office (“FCO”) in Germany concerning MasterCard's (and Visa's) domestic default interchange fees. The complaint alleges that MasterCard's (and Visa's) German domestic interchange fees are not transparent to merchants and include so-called “extraneous costs”. In December 2009, the FCO sent MasterCard a questionnaire concerning its domestic interchange fees.

In 2009, the French Competition Authority (the “FCA”) sent MasterCard an information request concerning its domestic interchange rates. During the first half of 2011, MasterCard engaged in discussions with the FCA regarding how to best address its concerns. In June 2011, the FCA suspended these discussions in order to finalize a settlement on interchange rates with Cartes Bancaires, the predominant French payment card network. In July 2011, that settlement was finalized. MasterCard understands that the FCA intends to wait until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission before deciding whether to re-engage MasterCard as to its domestic interchange rates.

MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Austria, Belgium, Brazil, Colombia, Czech Republic, Estonia, Israel, Latvia, Lithuania, the Netherlands, Norway, Russia, Slovakia, Turkey and Venezuela are reviewing MasterCard's and/or its members' interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Regulatory Proceedings

In addition to challenges to interchange fees, MasterCard's standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions.  At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the proceedings described below, as the proceedings involve substantial uncertainties.  Except as described below, no provision for losses has been provided in connection with them. The proceedings as a whole reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole, such regulatory decisions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenues.

Switzerland. In July 2010, MasterCard received a notice from the Swiss Competition Authority (the “WEKO”) that, based upon complaints, the WEKO had opened a pre-investigation of certain of MasterCard's domestic debit acquirer fees to determine whether to open a formal investigation with respect to these fees. Despite the WEKO's denial in September 2010 of immediate action and interim relief based on the complaints, MasterCard understands that the WEKO has not closed its pre-investigation and is still considering whether to open a formal investigation of the fees.

Ukraine. In June 2010, the Ukrainian Competition Authority (the “UCA”) issued MasterCard a comprehensive information request concerning its rules and domestic fees in response to a complaint filed by a Ukrainian banking association.  In June 2011, MasterCard offered to reduce certain of its fees and the UCA closed its investigation without making a formal decision.

Netherlands. On February 11, 2011, the Netherlands Competition Authority (the “NCA”) issued MasterCard a Statement of Objections challenging MasterCard co-branding and co-residency rules and policies. The co-branding rules being challenged prohibit, in some cases, financial institutions licensed by MasterCard from placing other payment systems' brands on MasterCard cards.  The co-residency rules being challenged prohibit, in some cases, licensed financial institutions from encoding other payment systems' applications on the electronic “chip” in MasterCard cards. MasterCard filed its response to the Statement of Objection on March 11, 2011. A hearing on the matter was held on April 14, 2011. In June 2011, the NCA informed MasterCard that it has decided to take no action.
Note 20. Settlement and Other Risk Management

MasterCard International's rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its principal members. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to members under MasterCard International's rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. The duration of this exposure is short term and typically limited to a few days. Settlement Exposure is estimated using the average daily card volumes during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company's settlement risk. Member-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard International effects a payment on behalf of a failed member, MasterCard International may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, members may be charged for the amount of any settlement loss incurred during the ordinary activities of the Company.

MasterCard requires certain members that are not in compliance with the Company's risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management's review of the individual risk circumstances for each member that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in member programs. The Company may also hold collateral to pay merchants in the event of merchant bank/acquirer failure. Although it is not contractually obligated under MasterCard International's rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Estimated Settlement Exposure, and the portion of the Company's uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to members that are deemed not to be in compliance with, or that are under review in connection with, the Company's risk management standards, were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$34,983	$29,695
Collateral held for Settlement Exposure	(3,680)	(3,062)
Net uncollateralized Settlement Exposure	$31,303	$26,633
Uncollateralized Settlement Exposure attributable to non-compliant members	$443	$279
Cirrus and Maestro transactions:
Gross Settlement Exposure	$4,333	$3,210

Although MasterCard holds collateral at the member level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.
Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 30% and 33% at September 30, 2011 and December 31, 2010, respectively. With the exception of Brazil, which was 16% at both September 30, 2011 and December 31, 2010, and France, which was 10% and 7% at September 30, 2011 and December 31, 2010, respectively, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either September 30, 2011 or December 31, 2010. Of the total uncollateralized Settlement Exposure attributable to non-compliant members, five members represented approximately 71% and 64% at September 30, 2011 and December 31, 2010, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $333 million and $361 million at September 30, 2011 and December 31, 2010, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques being cashed since they are no longer being issued.

A significant portion of the Company's travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $257 million and $280 million at September 30, 2011 and December 31, 2010, respectively, from a financial institution that is a member, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $13 million as of September 30, 2011 and December 31, 2010, from a financial institution that is a member in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. The Company's global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. The amount of these guarantees was estimated at approximately $73 million and $20 million, as of September 30, 2011 and December 31, 2010, respectively.

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company's obligations under these agreements depends entirely upon the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

occurrence of future events, the Company's potential future liability under these agreements is not determinable. See Note 5 (Fair Value).

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2011, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are classified by functional currency as summarized below:
U.S. Dollar Functional Currency

	September 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$19	$(1)	$36	$1
Commitments to sell foreign currency	215	8	129	(2)
Balance Sheet Location:
Accounts Receivable		$8		$1
Other Current Liabilities		(1)		(2)
Euro Functional Currency

	September 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$—	$—	$2	$—
Commitments to sell foreign currency	41	2	14	—
Balance Sheet Location:
Accounts Receivable		$2		$—
Other Current Liabilities		—		—
U.K. Pound Sterling Functional Currency

	September 30, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
(in millions)
Commitments to purchase foreign currency	$—	$—	$—	$—
Commitments to sell foreign currency	—	—	5	—
Balance Sheet Location:
Accounts Receivable		$—		$—
Other Current Liabilities		—		—

1 Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.
Amount and Location of Gain (Loss) Recognized in Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Foreign Currency Derivative Contracts [1]
General and administrative	$13	$(7)	$1	$(16)
Revenues	(1)	—	(5)	(1)
Total	$12	$(7)	$(4)	$(17)

1 Derivatives are not designated as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, Canadian dollar, Chinese renminbi, Hong Kong dollar, Korean won, Mexican peso, Swiss francs, Thai baht and Turkish lira. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at September 30, 2011 and December 31, 2010.
Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties. The amount of loss the Company would incur if the counterparties failed to perform according to the terms of the contracts is not considered material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated on amounts rounded to the nearest thousand.
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

•	the Company’s focus on building new businesses through e-Commerce, mobile and other initiatives;

•	the recent acquisition of the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (as described below);

•	the effects of economic recoveries in areas such as the Asia/Pacific and Latin America regions;

•	the Company’s advertising and marketing strategy and investment;

•	the potential reduction in the Company’s tax rate over time;

•
the Company's belief that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations; and

•	the manner and amount of purchases by the Company pursuant to its share repurchase program, dependent upon price and market conditions.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; appeals of currency conversion case settlements; future reserves, incurred liability, limitations on business and other penalties resulting from litigation; potential changes in tax laws; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors to our customers; brand perceptions and reputation; inability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to settlement obligation defaults by our customers; disruptions to our transaction processing systems; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change; acquisition integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-

looking statements.
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
We recorded net income of $717 million, or $5.63 per diluted share, and $1,887 million, or $14.66 per diluted share, for the three months and nine months ended September 30, 2011, respectively, versus net income of $518 million, or $3.94 per diluted share, and net income of $1,431 million, or $10.89 per diluted share, for the three months and nine months ended September 30, 2010, respectively. As of September 30, 2011, our liquidity and capital positions remained strong, with $4.4 billion in cash and cash equivalents and current available-for-sale securities and $6.0 billion in equity. In addition, we generated cash flows from operations of $1,900 million for the nine months ended September 30, 2011.
Our net revenues increased 27.3% and 21.6% for the three months and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to the increased dollar volume of activity on cards carrying our brands and increased transactions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real had a favorable impact on net revenues of approximately 4 and 3 percentage points for the three and nine months ended September 30, 2011, respectively.
Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenues. Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three and nine months ended September 30, 2011, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, our processed transactions increased 20.5% and 16.5%, respectively, and on a local currency basis our volumes increased 18.1% and 16.0%, respectively. This compares to increased processed transactions of 0.6% and 1.7% for the three and nine months ended September 30, 2010, respectively, and increased volumes of 8.1% and 8.4% on a local currency basis for the three and nine months ended September 30, 2010, respectively. The net effects of pricing actions contributed approximately 1 and 3 percentage points to our net revenue growth for the three and nine months ended September 30, 2011, respectively. Overall, net revenue growth for the three and nine months months ended September 30, 2011 was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity.
Our operating expenses increased 23.1% and 18.0% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010. The increase was primarily due to greater general and administrative expenses, due to personnel expenses and professional fees, including expenses related to recent acquisitions. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real unfavorably impacted expenses by approximately 2 percentage points for each of the three and nine month periods ended September 30, 2011.
Our ratios of operating income as a percentage of net revenues, or operating margins, were 55.1% and 54.6% for the three and nine months ended September 30, 2011, respectively, versus 53.6% and 53.2% for the comparable periods in 2010.
The effective income tax rates were 30.5% and 31.6% for the three and nine months ended September 30, 2011, respectively, versus 32.3% and 34.2% for the comparable periods in 2010.
On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met. See Note 2 (Acquisition of Card Program Management Operations) to the consolidated financial statements included in Part I, Item 1 of this Report for an earn-out performance target estimate as of September 30, 2011.
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
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 38.4% and 39.4% of total net revenue for the three and nine months ended September 30, 2011, respectively, versus 41.1% and 41.8%, in the comparable periods in 2010. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market maturity, economic health, price changes and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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

In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 19 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report and Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion. In particular, in July 2010, the United States enacted into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in accordance with which the United States Federal Reserve Board promulgated rules related to debit cards and interchange fees in June 2011, portions of which became effective on October 1, 2011. The rules revised earlier proposed rules provided by the Federal Reserve Board in December 2010. See “Risk Factors – Legal and Regulatory Risks – The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on the context of the Dodd-Frank Act and both effective and pending regulations, including with respect to: (1) regulation providing for limitations on debit and prepaid “interchange transaction fees” and (2) regulation prohibiting exclusive debit network arrangements and routing restrictions for debit, as well as the creation of independent regulatory bodies (such as the Financial Stability Oversight Council) with the authority to regulate consumer financial products and, potentially, broader aspects of payment card network operations (e.g., the ability to deem MasterCard “systemically important”). See also “Risk Factors – Legal and Regulatory Risks – New regulations in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia/

Pacific and Latin American regions, we have now experienced several quarters of significant increases in dollar volume of activity on cards carrying our brands in those regions while in the U.S. we have observed mixed economic indicators, including retail spending and unemployment rates. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.
Financial Results
Our operating results for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		Percent Increase (Decrease) 2011 vs. 2010	For the Nine Months Ended September 30,		Percent Increase (Decrease)
	2011	2010		2011	2010	2011 vs. 2010
	(in millions, except per share, percentages and GDV amounts)
Revenues, net	$1,818	$1,428	27.3%	$4,986	$4,101	21.6%
Operating Expenses:
General and administrative	565	444	27.3%	1,599	1,335	19.8%
Advertising and marketing	200	182	9.8%	522	477	9.3%
Depreciation and amortization	51	36	38.9%	142	106	33.8%
Total operating expenses	816	662	23.1%	2,263	1,918	18.0%
Operating income	1,002	766	30.9%	2,723	2,183	24.7%
Total other income (expense)	28	1	*	35	(8)	*
Income before income taxes	1,030	767	34.3%	2,758	2,175	26.8%
Income tax expense	314	248	26.5%	872	743	17.4%
Net income	716	519	38.0%	1,886	1,432	31.7%
Income (loss) attributable to non-controlling interests	1	(1)	*	1	(1)	*
Net Income Attributable to MasterCard	$717	$518	38.4%	$1,887	$1,431	31.9%
Basic Earnings per Share	$5.65	$3.96	42.7%	$14.71	$10.93	34.6%
Basic Weighted Average Shares Outstanding	127	131	(3.0)%	128	131	(1.9)%
Diluted Earnings per Share	$5.63	$3.94	42.9%	$14.66	$10.89	34.6%
Diluted Weighted Average Shares Outstanding	127	131	(2.9)%	129	131	(1.9)%
Effective Income Tax Rate	30.5%	32.3%	*	31.6%	34.2%	*
Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions)	$844	$684	23.4%	$2,385	$1,972	20.9%
Processed transactions	7,016	5,822	20.5%	19,588	16,818	16.5%

* Not meaningful.
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During the three and nine months ended September 30, 2011, the U.S. dollar weakened against both the euro and the Brazilian real, versus the comparable periods in 2010. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real had a favorable impact on net revenues by approximately 4 and 3 percentage points for the three and nine months ended September 30, 2011, respectively, while operating expenses were unfavorably impacted by approximately 2 percentage points for each of the three and nine month periods ended September 30, 2011.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2011, GDV increased 23.4% and 20.9%, respectively, when measured on a U.S. dollar converted basis and increased 18.1% and 16.0%, respectively, when measured on a local currency basis, versus the comparable period in 2010.
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

2.
Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the merchant country and the cardholder country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees charged to issuers for performing currency conversion services.

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

Revenue Analysis
Gross revenues increased $432 million and $1,035 million, or 22.2% and 18.7%, for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $42 and $150 million, or 8.1% and 10.6%, for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010. Our net revenues increased 27.3% and 21.6% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010.
Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar amount of each transaction. For the three months ended September 30, 2011, our processed transactions increased 20.5% and our volumes increased 18.1% on a local currency basis. For the nine months ended September 30, 2011, our processed transactions increased 16.5% and our volumes increased 16.0% on a local currency basis. The effects of pricing actions implemented in 2010 and 2011 contributed approximately 1 and 3 percentage points to our net revenue growth for the three and nine months ended September 30, 2011, respectively. The pricing structure for our acquirer revenues from cross-border transactions was simplified in the fourth quarter of 2010. Pursuant to the previous structure, MasterCard charged a cross-border volume fee but provided a rebate if MasterCard was allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross border volume fee charged is lower and no rebate is provided. This change had no impact to net revenues. Recent acquisitions contributed approximately 4 and 3 percentage points to our net revenue growth for the three and nine month periods ended September 30, 2011, respectively.
The significant components of our net revenues were as follows for the three and nine months ended September 30:

	For the Three Months Ended September 30,		Dollar Increase 2011 vs. 2010	Percent Increase 2011 vs. 2010	For the Nine Months Ended September 30,		Dollar Increase 2011 vs. 2010	Percent Increase 2011 vs. 2010
	2011	2010			2011	2010
	(in millions, except percentages)
Domestic assessments	$843	$672	$171	25.5%	$2,375	$1,909	$466	24.5%
Cross-border volume fees	581	541	40	7.4%	1,554	1,455	99	6.8%
Transaction processing fees	693	550	143	26.1%	1,913	1,592	321	20.2%
Other revenues	265	187	78	41.3%	719	570	149	26.0%
Gross revenues	2,382	1,950	432	22.2%	6,561	5,526	1,035	18.7%
Rebates and incentives (contra-revenues)	(564)	(522)	42	8.1%	(1,575)	(1,425)	150	10.6%
Net revenues	$1,818	$1,428	$390	27.3%	$4,986	$4,101	$885	21.6%

Domestic assessments – There was an increase in domestic assessments of 25.5% and 24.5% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•
GDV increased 18.1% and 16.0% during the three and nine months ended September 30, 2011, respectively, when measured in local currency terms, and increased 23.4% and 20.9% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010.

•	Pricing changes increased domestic assessments by approximately 3 and 5 percentage points for the three and nine months ended September 30, 2011, respectively.

•
The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars favorably impacted domestic assessments revenue growth by approximately 3 percentage points for each of the three and nine month periods ended September 30, 2011.

Cross-border volume fees – There was an increase in cross-border volume fees of 7.4% and 6.8% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•
Cross-border volumes increased 19.3% and 19.1% for the three and nine months ended September 30, 2011, respectively, when measured in local currency terms, and increased 28.0% and 26.9% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010.

•
Net pricing changes reduced cross-border revenue by approximately 15 percentage points for each of the three and nine months ended September 30, 2011. This decrease was due to pricing changes related to the pricing structure change implemented in October 2010 and was partially offset by pricing increases implemented during 2010.

•
The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars favorably impacted cross-border volume fees revenue growth by approximately 3 and 2 percentage points for the three and nine months ended September 30, 2011, respectively.

Transaction processing fees – There was an increase in transaction processing fees of 26.1% and 20.2% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•	Processed transactions increased 20.5% and 16.5% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010.

•	The effects of transaction processing activities for which revenues are not driven by the number of switching transactions also contributed to the growth in transaction processing fees.

•
The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars favorably impacted transaction processing fees revenue growth by approximately 3 and 2 percentage points for the three and nine months ended September 30, 2011, respectively.

Other revenues – Other revenues increased 41.3% and 26.0% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, primarily due to:

•	Revenues from recent acquisitions for the three and nine months ended September 30, 2011 that did not have comparable revenues in 2010.

•	Increased consulting fees, fraud service fees and other payment-related services for the three and nine months ended September 30, 2011 versus the comparable periods in 2010.

•
The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars favorably impacted other revenue growth by approximately 4 and 3 percentage points for the three and nine months ended September 30, 2011, respectively.

Rebates and incentives – The increase in rebates and incentives of 8.1% and 10.6% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010 was primarily due to:

•
Higher rebates and incentives were driven by increased performance as well as certain new and renewed agreements. The Company intends to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

•
Pricing changes reduced rebates and incentives growth by approximately 15 and 16 percentage points for the three and nine months ended September 30, 2011, respectively, primarily due to the pricing structure change implemented in October 2010.

•
The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars unfavorably impacted rebates and incentives by approximately 2 percentage points for each of the three and nine month periods ended September 30, 2011, respectively.

Operating Expenses
Our operating expenses are presently comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. For the three and nine months ended September 30, 2011, operating expenses increased $153 million and $345 million, or 23.1% and 18.0%, respectively, versus the comparable periods in 2010, primarily due to greater general and administrative expenses, including expenses related to recent acquisitions. Recent acquisitions contributed approximately 9 and 7 percentage points to the increase in operating expenses for the three and nine months ended September 30, 2011, respectively.
General and Administrative
General and administrative expenses increased $121 million and $265 million, or 27.3% and 19.8%, respectively, for the three and nine months ended September 30, 2011 versus the comparable periods in 2010, which includes the increases related to recent acquisitions, primarily in personnel and other expenses. The major components of general and administrative expenses were as follows:

	For the Three Months Ended September 30,		Dollar Increase (Decrease)2011 vs. 2010	Percent Increase (Decrease)2011 vs. 2010	For the Nine Months Ended September 30,		Dollar Increase (Decrease)2011 vs. 2010	Percent Increase (Decrease)2011 vs. 2010
	2011	2010			2011	2010
	(in millions, except percentages)
Personnel	$371	$290	$81	27.9%	$1,051	$891	$160	17.9%
Professional fees	49	54	(5)	(9.1)%	163	132	31	23.5%
Telecommunications	18	14	4	16.1%	49	43	6	11.9%
Data processing	27	23	4	21.1%	78	66	12	18.6%
Travel and entertainment	19	13	6	52.1%	60	40	20	51.5%
Other	81	50	31	62.7%	198	163	35	22.0%
General and administrative expenses	$565	$444	$121	27.3%	$1,599	$1,335	$264	19.8%

•
Personnel expense increased 27.9% and 17.9% for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010. The increase was primarily due to higher salaries, incentives and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives and recent acquisitions.

•
Professional fees consist primarily of third-party consulting services related to strategic initiatives, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. For the three months ended September 30, 2011, professional fees decreased 9.1% due to lower consulting fees from strategic initiatives versus the same period in 2010. Professional fees increased 23.5% for the nine months ended September 30, 2011 versus the comparable period in 2010, primarily due to the execution and integration of the April 15, 2011 acquisition of Access, legal costs related to regulatory developments and other strategic opportunities.

•
Other expenses include rental expense for our facilities, foreign exchange gains and losses, litigation settlements and other miscellaneous administrative expenses. The increase in other expenses for the three and nine months ended September 30, 2011 was primarily due to increased operational expenses from recent acquisitions. Foreign currency remeasurement unfavorably impacted other expenses for the three months ended September 30, 2011.

•
The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars unfavorably impacted general and administrative expenses by approximately 2 percentage points for each of the three and nine month periods ended September 30, 2011.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $18 million and $45 million, or 9.8% and 9.3%, for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010, mainly due to sponsorships and promotional initiatives. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and the Brazilian real unfavorably impacted advertising and marketing expenses by approximately 3 percentage points for each of the three and nine month periods ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expenses increased $14 million and $36 million, or 38.9% and 33.8%, for the three and nine months ended September 30, 2011, respectively, versus the comparable periods in 2010. The increases in depreciation and amortization expense reflected the amortization of intangible assets from recent acquisitions and increased investments in data center equipment.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense and other gains and losses. The components of other income (expense) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		Dollar Increase (Decrease) 2011 vs. 2010	Percent Increase (Decrease) 2011 vs. 2010	For the Nine Months Ended September 30,		Dollar Increase (Decrease) 2011 vs. 2010	Percent Increase (Decrease) 2011 vs. 2010
	2011	2010			2011	2010
	(in millions, except percentages)
Investment income	$17	$11	$6	61.4%	$40	$34	$6	19.4%
Interest expense	(6)	(11)	(5)	(40.6)%	(18)	(43)	(25)	(58.3)%
Other income (expense), net	17	1	16	*	13	1	12	*
Total other income (expense)	$28	$1	$27	*	$35	$(8)	$43	*
* Not meaningful.

The increase to total other income (expense) for the three and nine months ended September 30, 2011 versus the comparable periods in 2010 was primarily due to realized gains on sales of investments, an adjustment to the earnout related to the Company's recent acquisition of Access (see Note 2 (Acquisition of Card Program Management Operations) to the consolidated financial statements included in Part I, Item 1 of this Report), and a decrease in the interest accretion on litigation settlements.
Income Taxes
The effective income tax rates were 30.5% and 32.3% for the three months ended September 30, 2011 and 2010, respectively, and 31.6% and 34.2% for the nine months ended September 30, 2011 and September 30, 2010, respectively.
The rate for the three months ended September 30, 2011 was lower than the rate for the three months ended September 30, 2010 primarily due to a more favorable geographic mix of earnings for the three months ended September 30, 2011. Other tax benefits and charges in each period collectively had a minimal impact on the tax rate.
The rate for the nine months ended September 30, 2011 was lower than the rate for the nine months ended September 30, 2010 primarily due to a more favorable geographic mix of earnings for the nine months ended September 30, 2011 and the recognition of discrete adjustments for the nine months ended September 30, 2010.
In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance, at the recommendation of the Singapore Economic Development Board. The incentive had provided MAPPL with, among other benefits, a 5% income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including an income tax rate of 1% on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our potential litigation obligations. At September 30, 2011 and December 31, 2010, we had $4.4 billion and $3.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations. Total equity was $6.0 billion and $5.2 billion as of September 30, 2011 and December 31, 2010, respectively.
On December 9, 2010, MasterCard entered into an agreement to acquire Access. Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011 at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets are met. See Note 2 (Acquisition of Card Program Management Operations) to the consolidated financial statements included in Part I, Item 1 of this Report.
In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion. During the three months ended September 30, 2011, MasterCard repurchased a total of approximately 0.3 million shares for $77 million at an average price of $308.01 per share of Class A common stock. During the nine months ended September 30, 2011, MasterCard repurchased a total of approximately 4.3 million shares for $1.1 billion at an average price of $257.12 per share of Class A common stock. These repurchased shares are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.
The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations. Cash and cash equivalents and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $1.8 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively, or 41% and 28% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2010 outside of the United States (as disclosed in Note 21 (Income Tax) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
The table below shows a summary of the cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,900	$1,027
Net cash used in investing activities	(55)	(583)
Net cash (used in) provided by financing activities	(1,171)	36

	September 30, 2011	December 31, 2010
	(in millions)
Balance Sheet Data:
Current assets	$6,753	$6,454
Current liabilities	3,105	3,143
Long-term liabilities	587	478
Equity	5,982	5,216

Net cash provided by operating activities for the nine months ended September 30, 2011 was $1,900 million versus $1,027 million for the comparable period in 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to net income partially offset by litigation settlement payments. Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily due to net income partially offset by litigation settlement payments and the effect of stock units withheld for taxes.
Net cash used in investing activities for the nine months ended September 30, 2011 primarily related to the acquisition of Access, partially offset by net proceeds from sales and maturities of investment securities. Net cash used for investing activities for the nine months ended September 30, 2010 primarily related to the designation of $527 million as restricted cash for the acquisition of DataCash and expenditures for our global network, partially offset by net cash inflows from investment security activity.
Net cash used in financing activities for the nine months ended September 30, 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders. Net cash provided by financing activities for the nine months ended September 30, 2010 primarily related to the tax benefit for share-based compensation, partially offset by the payment of dividends to our stockholders.
Dividends
On September 21, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on November 9, 2011 to holders of record on October 10, 2011 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $19 million. The declaration and payment of future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and anticipated cash needs.
Credit Availability
On November 22, 2010, the Company entered into a committed three-year unsecured $2.75 billion revolving credit facility (the “Credit Facility”) with certain financial institutions. The Credit Facility, which expires on November 22, 2013, replaced the Company’s prior credit facility which was to expire on April 26, 2011. As permitted by the terms of the Credit

Facility, the Company is in the process of obtaining lender consent for the extension of the maturity date of the current Credit Facility to November 21, 2014.
Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon our credit rating. At September 30, 2011, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.
The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility and had no borrowings under the Credit Facility at September 30, 2011 or December 31, 2010. The majority of Credit Facility lenders are members or affiliates of members of MasterCard International.
Future Obligations
The following table summarizes our obligations as of September 30, 2011 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	Remaining 2011	2012-2013	2014-2015	2016 and thereafter
			(in millions)
Capital leases [1]	$55	$2	$51	$2	$—
Operating leases [2]	102	8	44	22	28
Sponsorship, licensing and other [3,4]	532	193	255	77	7
Litigation settlements [5]	6	2	4	—	—
Total	$695	$205	$354	$101	$35

1.
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

2.
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional lease agreements.

3.
Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $790 million as of September 30, 2011 related to customer and merchant agreements.

4.
Includes current liability of $4 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

5.	Represents amounts due in accordance with litigation and regulatory settlements.
Recent Accounting Pronouncements

Revenue arrangements with multiple deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Previous accounting standards required companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company adopted the revised accounting standard effective January 1, 2011 via prospective adoption. The adoption did not have an impact on the Company’s financial position or results of operations.
Fair value measurement - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When valuing liabilities, the Company also considers the Company's creditworthiness. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy") and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a "gross" basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company's financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a "gross" basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company's financial position or results of operations.
In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures will be required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company will adopt the revised accounting standard effective January 1, 2012 via prospective adoption, as required, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.
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

In September 2011, a new accounting standard was issued. This standard is intended to simplify how an entity tests goodwill for impairment. Entities are permitted to perform a qualitative assessment of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt the revised accounting standard effective October 1, 2011. The adoption is not expected to have an impact on the Company's financial position or results of operations.
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
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have limited exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at September 30, 2011 as compared to December 31, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions related to derivative instruments and the Company is determining what impact, if any, such provisions will have on the Company’s financial position or results of operations.

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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated November 2, 2011 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statement of operations and consolidated condensed statement of comprehensive income for each of the three and nine month periods ended September 30, 2011 and 2010, and the consolidated statement of cash flows for each of the nine month periods ended September 30, 2011 and 2010, and the consolidated statement of changes in equity for the nine month period ended September 30, 2011. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statement of operations, of comprehensive income (loss), of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
New York, New York
November 2, 2011

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
ISSUER PURCHASES OF EQUITY SECURITIES
In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion. During the third quarter of 2011, MasterCard repurchased a total of approximately 0.3 million shares for $77 million at an average price of $308.01 per share of Class A common stock. The Company’s activity during the third quarter of 2011 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 – 31	91,400	$308.00	91,400	$931,027,990
August 1 – 31	158,700	$308.02	158,700	$882,144,697
September 1 – 30	—	$—	—	$882,144,697
Total	250,100	$308.01	250,100

1 Dollar value of shares that may yet be purchased under the Repurchase Program is as of the end of the period.

Item 6.	Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	November 2, 2011	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2011	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2011	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard's customer banks that are parties thereto.

10.2**
MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard's customer banks that are parties thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit was originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and is being re-filed as an exhibit hereto in unredacted form.

**
The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and filed separately with the U.S. Securities and Exchange Commission. This exhibit was originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and is being re-filed as an exhibit hereto with modified redactions.

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