Form 10-K/A
period 2010-12-31
MASTERCARD INC
filed 2011-11-23
CIK 1141391

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2010) was approximately $23.7 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $.0001 per share. As of November 21, 2011, there were 121,362,083 shares outstanding of the registrant’s Class A common stock, par value $.0001 per share and 5,572,748 shares outstanding of the registrant’s Class B common stock, par value $.0001 per share.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2011, solely to re-file Exhibits 10.33 and 10.34 in response to comments we received from the SEC on a confidential treatment request we made for certain portions of such Exhibits in the Original Filing. We note that such re-filed Exhibits were in fact previously filed by us as Exhibits 10.1 and 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was filed with the SEC on November 2, 2011.

This Amendment does not reflect events occurring after the filing of the Original Filing. No other modifications or changes have been made to the Original Filing or the exhibits filed therewith. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

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

MASTERCARD INCORPORATED
(Registrant)

Date: November 23, 2011	By:	/s/ Ajay Banga
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.2(a)	Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company’s Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)	Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2009 (File No. 001-32877)).

10.1	$2,750,000,000 Credit Agreement, dated as of November 22, 2010, among MasterCard Incorporated, the several lenders from time to time parties thereto, Citibank, N.A., as managing administrative agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2010 (File No. 001-32877)).

10.2	Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.3+	Employment Agreement between MasterCard International Incorporated and Ajay Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.4+	Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.5+	Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.6+	Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.7+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.8+	Employment Agreement between Robert W. Selander and MasterCard International dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.8.1+	Transition Letter between Robert W. Selander and MasterCard Incorporated dated April 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 15, 2010 (File No. 001-32877)).

10.9+	MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.10+	MasterCard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 21, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 2, 2010 (File No. 001-32877)).

10.11+	MasterCard International Incorporated Restoration Program, as amended and restated January 1, 2007 unless otherwise provided (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.12+	MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.13+	MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.14+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.15+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.16+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2010 (File No. 001-32877)).

10.17+	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2007 (File No. 001-32877)).

10.18+	MasterCard International Incorporated Executive Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.19+	MasterCard International Incorporated Change in Control Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.20+	Schedule of Non-Employee Directors’ Annual Compensation (effective as of January 1, 2010) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.21+	2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.22+	Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.23	Form of Indemnification Agreement between MasterCard Incorporated and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.24	Form of Indemnification Agreement between MasterCard Incorporated and its director nominees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.25	Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.26	Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.27	Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int’l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001 -32877)).

10.28	Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.29*	Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.30	Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.31	Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.32	Agreement to Prepay Future Payments at a Discount, dated as of July 1, 2009, by and between MasterCard International incorporated and Co-lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2009 (File No. 001-32877)).

10.33**	Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing,

dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto.

10.34***	MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

21	List of Subsidiaries of MasterCard Incorporated (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

31.3	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

101.SCH	XBRL Taxonomy Extension Scheme Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101. CAL to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877)).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877))

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed February 24, 2011 (File No. 001-32877))

+	Management contracts or compensatory plans or arrangements.
*	Exhibit omits certain information that has been filed separately with the U.S. Securities and Exchange Commission and has been granted confidential treatment.
**	This exhibit was originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and is being re-filed as an exhibit hereto in unredacted form. The re-filed exhibit was previously filed on November 2, 2011 in unredacted form as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
***	The Company has applied for confidential treatment of portions of this exhibit. Accordingly, portions have been omitted and provided separately to the U.S. Securities and Exchange Commission. This exhibit was originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and is being re-filed as an exhibit hereto with modified redactions. The re-filed exhibit with the same modified redactions was previously filed on November 2, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

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