Form 10-K
period 2011-12-31
MASTERCARD INC
filed 2012-02-16
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Title of each Class                    Name of each exchange on which registered
Class A common stock, par value $0.0001 per share         New York Stock Exchange
Securities registered pursuant to Section 12(g): Class B common stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $36.3 billion. There is currently no established public trading market for the registrant's Class B common stock, par value $0.0001 per share. As of February 9, 2012, there were 121,335,751 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 5,175,529 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.
Portions of the registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED
FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

Forward-Looking Statements
This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•
the Company's focus on personal consumption expenditures, the trend towards electronic forms of payment and growing MasterCard's share in electronic payments, including with innovative solutions and new technology;

•	the Company’s focus on growing its credit, debit, prepaid, commercial and payment transaction processing offerings;

•
the Company’s focus on diversifying its business (including seeking new areas of growth, expanding acceptance points and maintaining unsurpassed acceptance and successfully working with new business partners);

•	the Company’s focus on building new businesses through technology and strategic efforts and alliances with respect to e-Commerce, mobile and other initiatives;

•	the Company's focus on chip-enabled technology;

•	the stability of economies around the globe;

•	the Company’s advertising and marketing strategy and investment;

•	the potential reduction in the Company’s tax rate over time;

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation or other legislative or regulatory activity in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability, limitations on business and other penalties resulting from litigation; potential changes in tax laws; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors to our customers; brand perceptions and reputation; inability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change and effectively deliver our products and solutions; acquisition and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

Item 1. Business

Overview

MasterCard is a global payments and technology company that connects billions of consumers, thousands of financial institutions, millions of merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. We envision an environment where electronic payment is the predominant means of payment. We use our technology and expertise to make payments more convenient, secure and efficient to enable consumers to meet their needs and to provide value to all stakeholders in the payments system.

We offer a wide range of payment solutions that enable our customers and partners to develop and implement credit, debit, prepaid and related payment programs and solutions to deliver value to consumers. Our customers and partners include financial institutions and other entities that act as “issuers” and “acquirers”, merchants, government entities, telecommunications companies and other businesses. We manage a family of well-known, widely-accepted payment brands, including MasterCard®, Maestro® and Cirrus®, which we license to our customers for use in their payment programs and solutions. We process payment transactions over the MasterCard Worldwide Network and provide support services to our customers and other partners. As part of managing our brands, we establish and enforce a common set of standards for adherence by our customers for the efficient and secure use of our payments network.

MasterCard generates revenue by charging fees to our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards and other devices that carry our brands.

A typical transaction processed over our network involves four parties in addition to us: the cardholder, the merchant, the issuer (the cardholder's financial institution) and the acquirer (the merchant's financial institution). Consequently, the payment network we operate supports what is often referred to as a “four-party” payment system. Using our transaction processing services, issuers and acquirers who are our customers facilitate payment transactions between cardholders and merchants throughout the world, providing merchants with an efficient and secure means of receiving payment, and consumers and businesses with a convenient, quick and secure payment method that is accepted worldwide. We guarantee the settlement of many of these transactions among our customers to ensure the integrity of our payment network. In addition, we undertake a variety of marketing activities designed to maintain and enhance the value of our brands. We partner with merchants on initiatives to help provide value to them and benefits to consumers. However, cardholder and merchant transaction relationships are managed principally by our customers. We do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the “merchant discount” charged by acquirers in connection with the acceptance of cards that carry our brands.

Our business has a global reach and has continued to experience growth. In 2011, we processed 27.3 billion transactions, a 18.3% increase over the number of transactions processed in 2010. GDV on cards carrying the MasterCard brand as reported by our customers was approximately $3.2 trillion in 2011, a 16.1% increase in local currency terms and a 19.3% increase in U.S. dollar terms over the GDV reported in 2010.

We analyze our ability to grow based on three drivers:

•	we track trends in personal consumption expenditures;

•	we focus on the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment (such as payment card transactions); and

•	we seek to grow our share in electronic payments, including with innovative solutions and new technology.

We support our focus on these drivers by continuing to:

•	grow our core businesses globally, including credit, debit, prepaid, commercial and processing payment transactions over the MasterCard Worldwide Network,

•
diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance for our brands throughout the world, seeking to maintain unsurpassed acceptance, and working with new partners such as merchants, government agencies and telecommunications companies, and

•	build new businesses through technology and continued strategic efforts and alliances with respect to innovative payment methods such as electronic commerce (e-Commerce) and mobile capabilities.

We operate in a dynamic and rapidly evolving legal and regulatory environment. In recent years, we have faced heightened regulatory scrutiny and other legal challenges, including legislation, particularly with respect to interchange fees. Interchange fees, which represent a balancing of payment system costs among acquirers and issuers (and in turn, among merchants and cardholders), have been the subject of regulatory review and challenges and legislative action, as well as litigation, as electronic forms of payment have become relatively more important to local economies. Although we establish certain interchange rates and collect and remit interchange fees on behalf of our customers, we do not earn revenues from interchange fees. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A.

The Global Payments Industry

We operate in the global payments industry, which consists of all forms of payment including:

•	Paper-based payments - cash, personal checks, money orders, official checks, travelers cheques and other paper-based means of transferring value;

•	Card-based payments - credit cards, charge cards, debit and deferred debit cards (including cash access or Automated Teller Machine (“ATM”) cards), prepaid cards and other types of cards;

•
Contactless, mobile and web-based payments - contactless payments, electronic payments through mobile phones and other handheld devices using a variety of applications, and e-Commerce transactions on the Internet and through web browsers; and

•	Other Electronic Payments - wire transfers, electronic benefits transfers, bill payments and automated clearing house payments, among others.

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

•	debit cards typically access a deposit account or other account with accessible funds maintained by the cardholder; and

•	prepaid cards typically access previously-funded monetary value.

The primary general purpose card brands include MasterCard, Visa®, American Express®, JCB®, Diners Club®, UnionPay® and Discover®. These brands, including MasterCard, have come to be associated with a variety of forms of payment in the United States and other markets around the world, including (depending on the brand) credit, charge, debit and prepaid cards. Regional and domestic/local debit brands that require a personal identification number (“PIN”) for verification are the primary brands in many countries. In these markets, issuers have historically relied on the Maestro and Cirrus brands (and other brands) to enable cross-border transactions, which typically constitute a small portion of the overall number of transactions.

In addition to general purpose cards, private label cards comprise a portion of all card-based forms of payment. Typically, private label cards are credit cards issued by, or on behalf of, a merchant (such as a department store or gasoline retailer) and can be used only at that merchant's locations.

Payment Services and Solutions

We provide transaction processing and other payment-related services as well as a wide range of payment solutions to enable our customers to design, package and implement products and programs targeted to the specific needs of their customers. We work with customers to provide customized solutions, as well as more general solutions. Our payment solutions are built upon our expertise in payment programs, product development, payment processing technology, payment security, consulting and information services and marketing. We also manage and promote our brands for the benefit of all customers through brand advertising, promotional and interactive programs and sponsorship initiatives.

Transaction Processing on the MasterCard Worldwide Network

Introduction. We operate the MasterCard Worldwide Network, our proprietary, global payments network that links issuers and acquirers around the globe to facilitate the processing of transactions and, through them, permits MasterCard cardholders to use their cards and other payment devices at millions of merchants worldwide. We process transactions through our network for financial institutions and other entities that are our customers, in more than 150 currencies in more than 210 countries and territories.

Typical Transaction. A typical transaction processed over the MasterCard Worldwide Network involves four participants in addition to us: cardholder, merchant, issuer (the cardholder's financial institution) and acquirer (the merchant's financial institution). The following diagram depicts a typical point-of-interaction card transaction:

Typical Point of Interaction Card Transaction

(C) Acquirer
(merchant's financial institution)
Authorization and Transaction Data
Authorization and Transaction Data
(D) Issuer
(cardholder's financial institution)
Transaction Data
$
(less merchant discount)
MasterCard
$
Bill
$
Settlement Bank
$
Goods and Services
(B) Merchant
(A) Cardholder
Present Card

In a typical transaction, a cardholder (A) purchases goods or services from a merchant (B) using a card or other payment device.  After the transaction is authorized by the issuer (D) using our network, the issuer pays the acquirer (C) an amount equal to the value of the transaction, minus the interchange fee (described below), and posts the transaction to the cardholder's account.  The acquirer pays the amount of the purchase, net of a discount (referred to as the “merchant discount”), to the merchant.  The merchant discount, among other things, takes into consideration the amount of the interchange fee.  We generally guarantee the payment of transactions using MasterCard-branded products and certain transactions using Cirrus and Maestro-branded products between issuers and acquirers.

Interchange Fees.  The interchange fee is equal to the difference between the amount of the payment transaction (the transaction amount) and the amount the issuer pays the acquirer (the settlement amount). Interchange fees represent a sharing of a portion of payment system costs among the customers participating in our four-party payment card system.  As such, interchange fees are a key factor in balancing the costs consumers pay and the costs merchants pay.  We do not earn revenues from interchange fees.  Generally, interchange fees are collected from acquirers and paid to issuers (or netted by issuers against amounts paid to acquirers) to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants.  In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers to acquirers.  We establish default interchange fees that apply when there are no other established settlement terms in place between an issuer and an acquirer.  We administer the collection and remittance of interchange fees through the settlement process.  Interchange fees can be a significant component of the merchant discount, and therefore of the costs that merchants pay to accept payment cards.  These fees are currently subject to regulatory, legislative and/or legal challenges in a number of jurisdictions.  We are devoting substantial management and financial resources to the defense of interchange fees and to the other legal and regulatory challenges we face.  See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A.

Merchant Discount.  The merchant discount is established by the acquirer to cover its costs of participating in the four-party system and generally to provide for a profit margin with respect to services rendered to the merchant.  The discount takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer, and the balance of the discount consists of fees established by the acquirer and paid by the merchant for certain of the acquirer's services to the merchant.

Additional Fees and Economic Considerations.  Among the parties in a four-party system, various types of fees may be charged to different constituents for various services. For example, acquirers may charge merchants processing and related fees in addition to the merchant discount.  Issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit.  As described below, we charge issuers and acquirers transaction-based and related fees for the transaction processing and related services we provide them.

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

Authentication. Generally, transactions processed over our network can be authenticated at the point of interaction and across the processing value chain. A typical transaction processed over our network can be authenticated in several ways (depending on the type of card or device being used):

•
“signature” transactions that typically require a cardholder to sign a sales receipt as the primary means of validation at the point of interaction (other than circumstances, such as with respect to low value purchases, where a signature is not necessary),

•	“PIN-based” transactions that require the cardholder to use a PIN for verification which can be validated by the issuer at their processing site and

•
transactions using chip-enabled cards and point of interaction devices which allow for automatic authentication between the card and device (as well as, depending on the card or device, signature or PIN authentication).

In addition, some payment cards and devices are equipped with an RFID (radio frequency identification) microchip, which provides an advanced authentication technique, and technology which allows contactless payments requiring neither signature nor PIN under established maximum transaction amounts.

MasterCard Worldwide Network Architecture and Operations. We believe the architecture of the MasterCard Worldwide Network is unique, featuring a globally integrated structure that provides scalability for our customers and enables them to expand into regional and global markets. Our network also features an intelligent architecture that enables it to adapt to the needs of each transaction by blending two distinct processing structures-distributed (peer-to-peer) and centralized (hub-and-spoke). Transactions that require fast, reliable processing, such as those submitted using a MasterCard PayPass®-enabled device in a tollway, use the network's distributed processing structure, ensuring they are processed close to where the transaction occurred. Transactions that require value-added processing, such as real-time access to transaction data for fraud scoring or rewards at the point-of-sale, or customization of transaction data for unique consumer-spending controls, use the network's centralized processing structure, ensuring advanced processing services are applied to the transaction. Through the unique architecture of our network, we are able to connect all parties with respect to payments transactions regardless of whether the transaction is occurring at a traditional physical location, at an ATM, on the internet or through a mobile device, enabling electronic commerce.

The network typically operates at under 80% capacity and has the capacity to handle more than 160 million transactions per hour with an average network response time of 130 milliseconds. The network can also substantially scale capacity to meet demand. Our transaction processing services are available 24 hours per day, every day of the year. Our global payment network provides multiple levels of back-up protection and related continuity procedures should the issuer, acquirer or payment network experience a service interruption. Moreover, the network features multiple layers of protection against hacking or other cybersecurity attacks. We supplement this protection with mitigation efforts to strengthen our protection against such threats, both in terms of operability of the network and protection of the information transmitted through the network. To date, we have consistently maintained availability of our global processing systems more than 99.9% of the time.

Processing Capabilities.

•	Transaction Switching - Authorization, Clearing and Settlement. MasterCard provides transaction switching (authorization, clearing and settlement) through the MasterCard Worldwide Network.

◦
Authorization. Authorization refers to the process by which a transaction is routed to the issuer for approval and then a decision whether or not to approve the transaction is made by the issuer or, in certain circumstances such as when the issuer's systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer's instructions or applicable rules (also known as "stand-in"). Our standards, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions.

◦
Clearing. Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. MasterCard clears transactions among customers through our central and regional processing systems. MasterCard clearing solutions can be managed with minimal system development, which has enabled us to accelerate our customers' ability to develop customized programs and services.

◦
Settlement. Once transactions have been authorized and cleared, MasterCard helps to settle the transactions by facilitating the exchange of funds between parties. Once clearing is completed, a daily reconciliation is provided to each customer involved in settlement, detailing the net amounts by clearing cycle and a final settlement position. The actual exchange of funds takes place between a settlement bank, designated by the customer and approved by MasterCard, and a settlement bank chosen by MasterCard. Customer settlement occurs in U.S. dollars or in a limited number of other currencies in accordance with our established rules.

•
Cross-Border and Domestic Processing. The MasterCard Worldwide Network provides our customers with a flexible structure that enables them to support processing across regions and for domestic markets. The network processes transactions throughout the world on our branded products where the merchant country and cardholder country are different (cross-border transactions). MasterCard processes transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards and other payment devices across multiple country borders. For example, we may process a transaction in a merchant's local currency; however the charge for the transaction would appear on the cardholder's statement in the cardholder's home currency. MasterCard also provides domestic (or intra-country) transaction processing services to customers in every region of the world, which allow customers to facilitate payment transactions between cardholders and merchants throughout a particular country. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other smaller countries. Outside of these countries, most intra-country (as opposed to cross-border) transaction activity conducted with our branded payment products is authorized, cleared and/or settled by our customers or other processors without the involvement of the MasterCard Worldwide Network. We continue to invest in our network and build relationships to expand opportunities for domestic transaction processing. In particular, the Single European Payment Area (“SEPA”) initiative creates an open and competitive market in many European countries that were previously mandated to process domestic debit transactions with domestic processors. As a result, in addition to cross-border transactions, MasterCard now processes some domestic debit transactions in nearly every SEPA country.

•
Extended Processing Capabilities. In addition to transaction switching, MasterCard continually evaluates and invests in ways to strategically extend our processing capabilities in the payment value chain by seeking to provide our customers with an expanded suite of payment processing solutions that meet the unique processing needs of their markets. Examples include:

◦
MasterCard Integrated Processing Solutions® (IPS). MasterCard Integrated Processing Solutions (“IPS”) is a debit and prepaid issuer processing platform designed to provide medium to large global issuing customers with a complete processing solution to help create differentiated products and services and allow quick deployment of payments portfolios across banking channels. Through a single processing platform, IPS can, among other things, authorize debit and prepaid transactions, assist issuers in managing risk using fraud detection tools, manage an issuer's card base, and manage and monitor an issuer's ATMs. The proprietary MasterCard Total Portfolio View™ provides a user-friendly customer interface to IPS, delivering aggregate cardholder intelligence across accounts and product lines to provide our customers with a view of information that can help them customize their products and programs.  We continue to develop opportunities to further enhance our IPS offerings and global presence.

◦
Internet Payment Gateways. MasterCard provides e-Commerce processing solutions through internet payment gateways, which are interfaces between the merchant and its acquirer as a transaction moves to a payments network. Our gateways include our MasterCard Internet Gateway Service (MiGS), which provides gateway infrastructure in Asia Pacific, and DataCash®, a payment service provider with operations in Europe and Brazil. DataCash offers a single interface that provides e-Commerce merchants with the ability to process secure payments across the world, and develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, and other solutions.

◦
Strategic Alliances. We have invested in strategic alliances to pursue opportunities in prepaid and acquirer and third-party processing both through joint ventures and minority investments. These alliances include: (1) Prepay Solutions, a joint venture with Edenred (previously named Accor Services) which supports prepaid processing in Europe, (2) Strategic Payment Services, which provides acquirer processing in Asia Pacific, (3) ElectraCard Services, which provides third-party processing services and software, as well as switching solutions, in Asia Pacific, the Middle East and Africa, (4) Trevica, which provides third-party issuer processing services in Poland and other central and eastern European markets and (5) Mobile Payment Solutions (“MPS”), which provides complete processing solutions for mobile payments around the globe.

MasterCard Programs and Solutions

Our principal payment programs and solutions, which are facilitated through our brands, include consumer credit and charge, debit and prepaid programs, commercial payment solutions and emerging payments solutions. Our issuer customers determine the competitive features for the cards and other products issued under our programs, including interest rates and fees. We determine other aspects of our programs-such as required services and the marketing strategy-in order to help ensure consistency in connection with these programs.

Consumer Credit and Charge. MasterCard offers a number of consumer credit and charge programs that are designed to meet the needs of our customers. For the year ended December 31, 2011, our consumer credit and charge programs generated approximately $1.8 trillion in GDV globally, representing 56% of our total GDV for this period. As of December 31, 2011, the MasterCard brand mark appeared on approximately 672 million consumer credit and charge cards worldwide, representing a 3.7% increase from December 31, 2010.

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

•
Regions Outside of the United States. MasterCard makes available to customers outside of the United States a variety of consumer card programs in selected markets throughout the world. Examples of such programs include MasterCard Electronic™ cards (which offer additional control and risk management features designed to curb fraud and control exposure in high risk markets) and cards targeted to affluent consumers (such as Platinum MasterCard® and MasterCard Black™ cards in Latin America, World and World Elite MasterCard® cards in Europe and Canada and Platinum and World MasterCard® cards in Asia Pacific, Middle East and Africa (“APMEA”)).

•
General Services. All MasterCard credit cards include services, such as lost/stolen card reporting, emergency card replacement and emergency cash advance, which are generally arranged by MasterCard and are provided through third-party service providers.

Debit. MasterCard supports a range of payment solutions that allow our customers to provide consumers with convenient access to funds in deposit accounts and other accounts. Our debit and deposit access programs may be branded with the MasterCard, Maestro and/or Cirrus logos, and can be used to obtain cash in bank branches or at ATMs. In addition, MasterCard and Maestro-branded debit products may be used to make purchases or obtain cash back at the point of sale. Debit programs we offer include Maestro and Gold Maestro, as well as Standard, Gold, Platinum, Premium and World Debit MasterCard® programs.

•
MasterCard-branded Debit Card. MasterCard-branded debit programs issue cards which include functionality for signature authenticated transactions, as well as PIN-based functionality. For the year ended December 31, 2011, our MasterCard-branded debit programs generated approximately $1.2 trillion in GDV globally, representing 36% of our total GDV for this period. As of December 31, 2011, the MasterCard brand mark appeared on approximately 354 million debit cards worldwide, representing 20.1% growth from December 31, 2010. MasterCard-branded debit card programs are offered in the United States, and are also offered as a complement to existing Maestro-branded debit programs.

•
Maestro-branded Debit Card. Maestro is our global PIN-based debit program, and is the only PIN-based solution that operates globally. Some Maestro cards also feature signature functionality. As of December 31, 2011, the Maestro brand mark appeared on approximately 752 million cards worldwide, representing 14.8% growth from December 31, 2010. As of December 31, 2011, Maestro was accepted for purchases at more than 14.1 million merchant locations globally. Our Maestro brand has a leading position among PIN-based debit brands in many markets throughout the world, particularly in Europe. The strong presence of Maestro in Europe positions us well as the SEPA initiative creates a more open and competitive payment market in many European countries that had been previously mandated to process domestic debit transactions with domestic processors. The global acceptance of Maestro contributes to the growth of our debit business and adds value to the services that we provide to our customers.

•
MasterCard Global ATM Solutions. Cirrus is our primary global cash access brand. Any debit, credit or ATM-accessible prepaid card bearing the MasterCard, Maestro or Cirrus logos could have had access to cash and account information at approximately 1.9 million participating ATMs around the world as of December 31, 2011. MasterCard Global ATM Solutions provides domestic (in-country) and cross-border access to cards allowing for varied types of transactions, including cash withdrawal (deposit accounts), cash advance (credit accounts), cash drawdown (prepaid accounts), balance inquiries, account transfers and deposits at ATMs that participate in the MasterCard Worldwide Network.

Prepaid. Prepaid programs involve a balance that is funded with monetary value prior to use. Holders access funds via a traditional magnetic stripe or chip-enabled payment card which may leverage the PayPass functionality or other payment devices, such as mobile devices. MasterCard customers may implement prepaid payment programs using any of our brands. MasterCard provides processing services (including transaction switching) in support of either magnetic stripe or chip-enabled prepaid card programs. MasterCard provides and customizes programs to meet unique commercial and consumer needs in all prepaid segments, including programs such as general purpose reloadable, gift, employee benefit, payroll, travel, incentive and government disbursement programs. In particular, we focus on three categories:

•
government, which includes programs targeted to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in government programs such as Social Security payments, unemployment benefits and others;

•
corporate, which includes programs targeted to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in business applications such as payroll, health savings accounts and others; and

•
consumer reloadable, which includes programs to address the payment needs of individuals without formal banking relationships, individuals who are not traditional users of credit or debit cards or individuals who want to segment funds for security or convenience purposes, such as travel.

MasterCard also provides prepaid card program management services through Access Prepaid Worldwide (“Access”). Access was formed as a result of MasterCard acquiring the prepaid card program management operations of Travelex Holding Ltd. in April 2011. Through Access, MasterCard manages and delivers consumer and corporate prepaid travel cards to business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus.  Combined with MasterCard's existing processing assets (such as IPS) and other strategic alliances, these services augment and support partners and issuers of prepaid cards around the world, with a focus outside of the United States. Access enables MasterCard to offer end-to-end prepaid solutions encompassing branded switching, issuer processing and program management services, primarily focused on the travel sector.

Commercial Payment Solutions. MasterCard offers commercial payment solutions that help large corporations, mid-sized companies, small businesses and government entities to streamline their procurement and payment processes, manage information and expenses and reduce administrative costs. In the year ended December 31, 2011, our commercial credit and charge programs generated approximately $251 billion in GDV globally, representing approximately 8% of our total GDV for this period. As of December 31, 2011, the MasterCard brand mark appeared on approximately 33 million commercial credit and charge cards worldwide, representing a 10.8% increase from December 31, 2010. We offer various corporate payment programs and value-added services, including corporate cards, corporate premium cards, corporate purchasing cards and fleet cards (as well as the MasterCard Corporate Multi Card®, which combines the functionality of one or more of these cards) that allow corporations to manage travel and entertainment expenses and provide corporations with additional transactional detail. Among the platforms MasterCard provides is SmartData, a MasterCard-powered tool which provides information reporting and expense management capabilities. We also offer government entities a variety of payment programs that are similar to the procurement, travel, purchasing, fleet and Multi Card programs offered to corporations. The MasterCard BusinessCard®, the Debit MasterCard BusinessCard™,

the World MasterCard for Business®, the World Elite MasterCard for Business®, Small Business Controller and Professional Debit and Credit Cards are targeted at the small-business segment, offering business owners the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses.

Emerging Payments Solutions and Innovation. MasterCard focuses on innovation to enhance our current programs and extend our products and services to new customers (including merchants, telecommunications companies and government entities) and into new geographies. Supporting this innovation is MasterCard Labs, a global innovation group dedicated to developing new and innovative products and solutions for MasterCard, our customers and our cardholders. MasterCard Labs enables us to take a portfolio approach to research and development by incubating new product concepts, building prototypes and running pilots. MasterCard Labs is designed for a rapid evaluation process, through which innovations either rapidly advance into MasterCard's new product development process or are quickly disregarded.

Our focus in emerging payments includes:

•	e-Commerce. e-Commerce involves the purchase and sale of goods over the Internet. Our initiatives focus on:

◦	the development of e-Commerce capability through internet payment gateways (including DataCash and MiGS) to support growth in the e-Commerce area,

◦
the development of programs and services intended to drive GDV and transactions and to improve the consumer experience, including: (1) the development of OpenAPI, our application programming interface through which we can more easily integrate with our customers to deliver our products and solutions; and (2) expanding the use of MasterCard-branded cards for e-Commerce transactions, including by enabling Maestro cards for this purpose, and

◦	the development of tools to help customers prevent fraud over the Internet.

We have entered into a strategic relationship with Intel Corporation to provide consumers and merchants enhanced security and convenience with e-Commerce shopping by enabling consumers using Intel's Ultrabook PC devices to make purchases using MasterCard PayPass-enabled devices (described below) at e-Commerce site checkouts which feature enhanced authentication.

•
Contactless Payment Solutions. MasterCard PayPass, our “contactless” payment solution, utilizes radio frequency, or near-field communication (NFC) technology, to securely transmit payment details wirelessly through payment devices to PayPass-branded contactless-enabled payment terminals for processing through the MasterCard Worldwide Network. This technology enables consumers simply to tap their payment card or other payment device, such as a key fob, wristband or PayPass tag that adheres to the back of a mobile device on a PayPass-enabled terminal to complete a transaction. Our mobile contactless payment solution, MasterCard Mobile PayPass, is used to enable consumers to use their mobile devices in a similar way through integrated payment solutions. Our PayPass program primarily targets everyday purchases that rely on speed and convenience (such as supermarkets, fast food restaurants, parking, and transit). As of December 31, 2011, PayPass programs have been rolled out in 37 countries worldwide.

•	Mobile. MasterCard works with customers and leading technology companies to develop products and solutions for mobile commerce payments. These initiatives generally focus on:

◦
Mobile Wallets and Mobile Alliances: MasterCard works with strategic partners to develop infrastructure and applications to enable smartphones with MasterCard Mobile PayPass, our mobile contactless payment solution, to provide integrated payment solutions, or “digital wallets”, which enable consumers to securely use their phones to make payments and obtain other related services. Recently, MasterCard has partnered with Google, First Data and Citibank in the United States to launch a digital wallet featuring an integrated MasterCard prepaid card. MasterCard has also partnered with our customers in Korea, the United Kingdom and Turkey to launch digital wallets enabled by MasterCard Mobile PayPass. In addition, MasterCard has licensed Mobile PayPass to ISIS (a joint venture formed in the United States by AT&T, Verizon and T-Mobile) and to others to ensure that third-party digital wallets are embedded with MasterCard payment functionality.

◦
Mobile Money Services: MasterCard provides various services to customers to enable consumers to pay from any type of mobile phone. These services include linking mobile accounts to virtual MasterCard account numbers to allow subscribers (many of whom do not have traditional payment cards) to shop online, enabling person-to-person transfers (including MasterCard's money transfer solution, MasterCard MoneySend®) on behalf of MasterCard's customers for their consumers using mobile devices, and enabling mobile subscribers to send payments to handsets of merchants who otherwise do not accept electronic payments. Mobile money services are provided through mobile payments gateways, such as the MasterCard Mobile Payments Gateway, commercialized through our MPS joint venture with Smart Hub. These gateways are turnkey mobile payment processing platforms that facilitate transaction routing and prepaid processing for mobile-initiated transactions for our customers. Recently, MasterCard entered into two joint ventures with Telefonica to provide consumers with mobile payments services in Brazil and 12 Spanish-speaking countries in Latin America where Telefonica operates. MasterCard also entered into a global agreement in 2011 with Western Union to enable consumers using its money transfer services to send or receive funds from or on to an eligible MasterCard card.

•
Value-Added Services. MasterCard develops services designed to support and enhance its products and solutions. MasterCard inControl® is an innovative platform featuring an array of advanced authorization, transaction routing and alert controls and virtual card number capabilities that uses the functionality of the MasterCard Worldwide Network and is designed to assist financial institutions in creating new and enhanced payment offerings. MasterCard offers several fraud detection and prevention solutions, including Expert Monitoring System®, a comprehensive suite of services designed to help its customers detect and prevent fraudulent activity.

•
EMV and Chip Development. MasterCard continues to pursue chip technology development in accordance with the EMV (the international standard for chip technology). We continue to work with our customers to help them replace traditional payment cards relying solely on magnetic stripe technology with chip-enabled payment cards that offer additional point-of-interaction functionality and the ability to provide value-added services to the cardholder. We are focused on broad migration towards chip-enabled technology as an opportunity to ensure the global interoperability of MasterCard brands, reduce potential fraud and improve consumers' experience in using electronic payments by providing greater security and control in their payment choices. We intend to continue to take steps to help realize these opportunities in the United States and around the world and maintain our competitive position. These steps include solidifying EMV technology as the foundation of future payment products and services and working with acquirers to develop the necessary infrastructure for a migration to EMV. We are also involved in a number of organizations that facilitate the development and use of EMV and chip-enabled cards globally. This includes participation with others in the industry in a “smart card” standards organization that maintains standards and specifications designed to ensure interoperability and acceptance of chip-based payment applications on a worldwide basis.

Acceptance Initiatives

Overview. We estimate that, as of December 31, 2011, cards carrying the MasterCard brand were accepted at 33.3 million acceptance locations worldwide, including 1.9 million ATMs and 0.6 million other locations where cash may be obtained. Information on ATM and manual cash access locations is reported by our customers and is partly based on publicly-available reports of payment industry associations, government agencies and independent market analysts. Cards bearing the Maestro or Cirrus brand marks are accepted at many of these same locations.

Initiatives. We seek to maintain unsurpassed acceptance of MasterCard-branded programs by focusing on three core initiatives:

•
We seek to increase the categories of merchants that accept products carrying our brands. In addition to our focus on expanding acceptance in e-Commerce and mobile commerce environments, we are also focused on using the functionality of the MasterCard Worldwide Network to expand acceptance in quick service businesses (such as fast food restaurants), transportation (such as commuter train systems, buses and taxis), and public sector payments (such as those involving taxes, fees, fines and tolls), among other categories.

•
We seek to increase the number of payment channels in which MasterCard programs are accepted, such as by introducing MasterCard acceptance in connection with bill payment applications. We are working with customers to encourage consumers to make bill payments in a variety of categories including rent, utilities and insurance with their MasterCard-branded products.

•
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

Additional Services. In addition, we provide research, marketing support and financial assistance to our customers and their marketing partners in connection with the launch and marketing of co-branded and affinity card programs. Co-branded cards are payment cards bearing the logos or other insignia of an issuer and a marketing partner, such as an airline, mobile operator or retail merchant. Affinity cards are similar to co-branded cards except that the issuer's marketing partner is typically a charitable, educational or other non-profit organization.

Merchants. Merchants are an important constituency in the MasterCard payment system and we are working to further develop our relationships with them. We believe that consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. These merchants are having a significant impact on all participants in the global payments industry, including MasterCard. We believe that the growing role of merchants in the payments system represents both an opportunity and a challenge for MasterCard. In particular, large merchants are supporting many of the litigation, legislative and regulatory challenges related to interchange fees that MasterCard is now defending against, since interchange fees can represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors-Legal and Regulatory Risks” and “Risk Factors-Business Risks-Merchants continue to be focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability” in Part I, Item 1A.

Many opportunities exist to enhance our relationships with merchants and provide them value, while continuing to expand acceptance of our products. In addition to partnering with merchants to increase opportunities for acceptance using PayPass, we also work with merchants to convert private label cards into co-branded cards. We have also partnered with merchants to provide value to consumers, providing cardholders with enhanced benefits, experiences and offers. Moreover, we work with merchants to provide employees the option of being paid on MasterCard payroll cards, and to enable merchants the ability to collect payments using MasterCard payment solutions. We also offer a suite of information products, data analytics and marketing services which can help merchants understand specific activity in their industry, evaluate their sales performance against competitors and focus direct marketing efforts to target desirable prospects and hard to reach segments.

Customer and Partner Relationship Management

We are committed to providing financial institutions, merchants, government entities, telecommunications companies and our other business partners with coordinated services in a manner that allows us to take advantage of our expertise in payment programs, product development, technology, operations, processing, consulting and information services and marketing. We manage our relationships with our customers and other partners on a global and regional basis to ensure that their priorities are consistently identified and incorporated into our product, brand, processing, technology and related strategies.

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

MasterCard Advisors

MasterCard Advisors is our global professional services group which provides proprietary analysis, data-driven consulting and marketing services solutions and is focused exclusively on the payments industry. It differentiates us from our competitors by transforming data we collect into actionable insights for our customers and other clients. We provide services based on this data through three business lines: Information Services, Consulting Services, and Managed Services.

Information Services provides a suite of data analytics and products (including reports, benchmarks, models and forecasts) to a diversified customer base, enabling them to make better business decisions. Consulting Services combines professional problem-solving skills with payments expertise to provide solutions that address the challenges and opportunities of customers with respect to their payments business, and help to maximize the value of that business. Managed Services provides executional and turnkey solutions via data-driven acquisition of accounts, activation of portfolios, conversion of cards, marketing promotions activities and other customer management services. MasterCard Advisors charges customers and other clients fees for its professional services, includes these services to aid in sales of other MasterCard products or may offer these services as incentives under business agreements with certain customers.

Marketing

We manage and promote our brands through brand advertising, promotions, sponsorships and digital, mobile and social media initiatives.  Our brands support our strategic vision of advancing commerce globally.  Our marketing activities combine advertising, sponsorships, promotions, digital, mobile and social media, public relations and issuer and merchant engagement as part of an integrated program designed to increase consumer preference for MasterCard brands and usage of MasterCard products.  We also seek to tailor our global marketing messages by customizing them in individual countries, while maintaining a common global theme.  Our initiatives are designed to build the value of the MasterCard brand and drive stockholder value.

Our advertising plays an important role in building brand visibility, usage and overall preference among cardholders globally.  Our award-winning “Priceless®” advertising campaign has run in 53 languages in 112 countries worldwide.  The “Priceless” campaign promotes MasterCard usage benefits and acceptance that permit cardholders to pay for what they need, when they need it as well as marketing MasterCard credit, debit, prepaid and commercial products and solutions.  It also provides MasterCard with a globally consistent, recognizable message that supports our brand positioning.  MasterCard continues to refine its consumer marketing approach, including by placing greater strategic focus on consumers spending preferences.  Priceless Cities™ is a global program intended to increase preference for the MasterCard brand by offering cardholders special experiences and offers when they are at home or traveling. MasterCard launched Priceless Cities in 2011 in three initial cities - New York, London and Toronto.

We continue to support our brand by utilizing digital, mobile and social channels to allow us to engage more directly with our stakeholders and allow consumers and customers to engage directly in brand programs, promotions and merchant offers, as well as provide relevant information on MasterCard products, services and tools.  MasterCard has also introduced global and regional specific smart phone applications, including MasterCard's ATM Hunter®, MasterCard Easy Savings®, PayPass® Locator, MasterCard MoneySend®, MCompass, and Budget Pilot that provide consumers with on-the-go utility. MasterCard continues to use digital and mobile channels and social media to develop preference and usage with consumers and more effectively partner with customers and merchants to help them drive their respective businesses.  For example, we have used Facebook to run our Debit Priceless Music Promotion which offers concert tickets and other music benefits to holders of MasterCard debit cards in Australia.

We also seek to deliver value to customers and consumers through the sponsorship of a variety of sporting, entertainment and charity-related marketing properties. MasterCard has partnerships with Major League Baseball, the PGA Tour, the Union of European Football Association Champions League, The Grammy Awards, The Brit Awards and the Walt Disney Company in Europe. In 2011 MasterCard entered into a new cause marketing partnership with Stand Up to Cancer to encourage MasterCard cardholders to made donations tied to usage of MasterCard cards. We also sponsored the Copa America 2011 tournament in Argentina and Rugby World Cup in New Zealand in 2011.  Our approach to sponsorship assets aligns with consumer segments important to MasterCard and our customers.

MasterCard Revenue Sources

MasterCard generates revenues by charging fees to our customers for providing transaction processing and other payment-related services and assessing our customers based on GDV on the cards that carry our brands. Accordingly, our revenues are impacted both by the number of transactions that we process and by the use of cards carrying our brands. Our net revenues are classified into the following five categories:

•
Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on cards that carry our brands where the acquirer country and the issuer country are the same.

•
Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the acquirer country and issuer country are different.

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

Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. A combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based or PIN-based

•	Tiered pricing, with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

•	Processed or not processed by MasterCard

In general, cross-border transactions generate higher revenue than domestic transactions since cross-border fees are higher than domestic fees, and in most cases also include fees for currency conversion. We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be modified for our customers through incentive and rebate agreements. Revenues from processing cross-border transactions fluctuate with cross-border activities. See “Risk Factors-Business Risks- A decline in cross-border travel could adversely affect our revenues and profitability, as a significant portion of our revenue is generated from cross-border transactions” in Part I, Item 1A.

In 2011, net revenues from our five largest customers accounted for approximately $1.7 billion, or 26% of our total revenue. No single customer generated greater than 10% of total revenue.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues” in Part II, Item 7 for more detail.

GDV and Processed Transactions

The tables below provide information regarding two key drivers of our revenue: (1) GDV, which forms the basis of volume-based revenues, and (2) processed transactions.

GDV. The GDV table below provides information regarding the GDV for all MasterCard-branded cards (excluding Cirrus and Maestro) and for both MasterCard credit and charge programs and MasterCard debit and prepaid programs in the United States and in all of our other regions for the years ended December 31, 2011 and 2010. Growth rates are provided on both a U.S. dollar and local currency basis for the periods indicated. GDV represents the aggregate dollar amount of purchases made and cash disbursements obtained with MasterCard-branded cards and includes the impact of balance transfers and convenience checks.

		Year-over-year growth
	Year ended December 31, 2011	U.S. $	Local Currency [2]	Year ended December 31, 2010
	(in billions, except percentages)
All MasterCard Branded Programs
Asia Pacific/Middle East/Africa	$805	30.1%	22.9%	$619
Canada	119	11.7%	7.3%	107
Europe	979	21.0%	16.7%	809
Latin America	277	25.5%	22.6%	220
Worldwide less United States	2,180	24.2%	19.1%	1,755
United States	1,069	10.4%	10.4%	968
Worldwide	$3,249	19.3%	16.1%	$2,723

All MasterCard Credit and Charge Programs
Worldwide less United States	$1,521	21.2%	16.0%	$1,255
United States	543	6.0%	6.0%	512
Worldwide	$2,064	16.8%	13.2%	$1,767

All MasterCard Debit and Prepaid Programs
Worldwide less United States	$659	31.8%	26.8%	$500
United States	526	15.4%	15.4%	456
Worldwide	$1,185	24.0%	21.5%	$956

* Note that figures in the above table may not sum due to rounding.

1 GDV generated by Maestro and Cirrus cards is not included. The data for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues. All data is subject to revision and amendment by MasterCard's customers subsequent to the date of its release, which revisions and amendments may be material.

2 Local currency growth eliminates the impact of currency fluctuations and represents local market performance.

Processed Transactions. The table below sets forth the total number of transactions processed by MasterCard for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011	Year-over-year growth	Year ended December 31, 2010
	(in millions, except percentages)
Processed Transactions	27,265	18.3%	23,052

Participation Standards

We establish and enforce our standards surrounding participation in MasterCard and the use and acceptance of cards carrying our brands.

Rulemaking and Application of Standards

Participation in the MasterCard payments network is generally open to financial institutions and other entities that are our customers. Applicants for participation must meet specified requirements. In general, MasterCard grants licenses by territory to applicants that meet those specified criteria. Licenses provide customers with certain rights, including access to the network and usage of our brands. Anti-money laundering due diligence reviews and customer risk management reviews are conducted on all new customers prior to issuing a license and existing customers are evaluated applying a risk-based approach. All customers must meet the requirements of MasterCard's anti-money laundering program, and MasterCard can suspend and ultimately terminate participation for non-compliance with the program. As a condition of our licenses, customers agree to comply with our standards, which include requirements set forth within our certificate of incorporation, bylaws, policies, rules and operating regulations and procedures. MasterCard and certain of its affiliates are the governing bodies that establish and apply our standards, which relate to topics such as participation eligibility and financial soundness criteria; the standards, design and features of cards and card programs; the use of MasterCard trademarks; merchant acquiring activities (including acceptance standards applicable to merchants); and guaranteed settlement and customer failures.

Customer Risk Management

As a guarantor of certain obligations of principal customers, we are exposed to customer credit risk arising from the potential financial failure of any principal customers of MasterCard, Maestro and Cirrus, and affiliate debit licensees. Our gross settlement risk exposure for MasterCard, Maestro and Cirrus-branded transactions, which is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle, was approximately $39.1 billion as of December 31, 2011. Principal customers participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate customers.

To minimize the contingent risk to MasterCard of a failure, we monitor the financial health of, economic and political operating environments of, and compliance with our standards by, our principal customers, affiliate debit licensees and other entities to which we grant licenses. If the financial condition of a customer or the state of the economy or political environment in which it operates indicates that it may not be able to satisfy its obligations to us or to other MasterCard customers, or its payment obligations to MasterCard merchants, we may require the customer to make operational changes and/or post collateral. This collateral is typically in the form of a standby letter of credit, a bank guarantee or a secured cash account and is required to mitigate our exposure. As of December 31, 2011, we had customers who had posted approximately $3.5 billion in collateral held for settlement exposure for MasterCard-branded transactions. If a customer becomes unable or unwilling to meet its obligations to us or other customers, we are able to draw upon such customer's collateral, if provided, in order to minimize any potential loss to our customers or ourselves. In addition to obtaining collateral from customers, in situations where a customer is potentially unable to meet its obligations to us or other customers, we can suspend and ultimately terminate participation in our network. Additionally, and to further preserve payment system integrity, MasterCard reserves the right to terminate a customer's right to participate in our network if, for example, the customer fails or refuses to make payments in the ordinary course of business, or if a liquidating agent, conservator or receiver is appointed for the customer. In addition to these measures, we have also established a $2.75 billion committed credit facility to provide liquidity for general corporate purposes, including to provide liquidity in the event of customer settlement failure. See “Risk Factors-Business Risks-As a guarantor of certain third-party obligations, including those of principal customers and affiliate debit licensees, we are exposed to risk of loss or illiquidity” in Part I, Item 1A of this Report. See also “Risk Factors-Business Risks-Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business” in Part I, Item 1A of this Report.

Payment System Integrity

The integrity of our payment system can be affected by fraudulent activity and illegal uses of our products and our system. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information, often resulting from security breaches of third-party systems that inappropriately transmit, process or store cardholder account data. See “Risk Factors-Business Risks-Account data breaches involving card data stored, processed or transmitted by us or third parties could adversely affect our reputation and revenue” in Part I, Item 1A of this Report. Fraud is also more likely to occur in transactions where the card is not present, such as e-Commerce, mobile commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants who engage in these forms of commerce, where a signed cardholder sales receipt or the presence of the card or merchant agent is unavailable.

We monitor areas of risk exposure and enforce our standards to combat fraudulent activity. We also operate several compliance programs to help ensure that the integrity of our payment system is maintained by our customers and their agents. Key compliance programs include merchant audits (for high fraud, excessive chargebacks and processing of illegal transactions) and security compliance (including our MasterCard Site Data Protection Service®, which assists customers and merchants in protecting commercial sites from hacker intrusions and subsequent account data compromises) by requiring proper adherence to the Payment Card Industry Data Security Standards (PCI DSS). Our customers are also required to report instances of fraud to us in a timely manner so we can monitor trends and initiate action where appropriate.

Our customers generally are responsible for fraud losses associated with the products they issue and the merchants from which they acquire transactions. However, we have implemented a series of programs and systems to aid them in detecting and preventing the fraudulent use of MasterCard products. We provide education programs and various risk management tools to help prevent fraud, including MasterCard SecureCode®, a global Internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code, and our Site Data Protection program to advance adherence to the PCI DSS. We also provide fraud detection and prevention solutions, including our suite of fraud management products and services, Expert Monitoring System, and DataCash fraud prevention tools for e-Commerce merchants.

Enterprise Risk Management

MasterCard faces a number of risks in operating its business (for a description of material risks, see “Risk Factors” in Part I, Item 1A of this Report). Managing risk is an integral component of our business activities and the degree to which we manage risk is vital to our financial condition and profitability. We have an Enterprise Risk Management (“ERM”) program which is integrated with the business and designed to ensure appropriate and comprehensive oversight and management of end-to-end risk. The ERM program leverages our business processes to, among other things, ensure: allocation of resources to appropriately address risk; establishment of clear accountability for risk management; and provision of transparency of risks to senior management, the Board of Directors and appropriate Board committees. Our ERM program seeks to accomplish these goals by: identifying, prioritizing and monitoring key risks; providing an independent view of our risk profile; and strengthening business operations by integrating ERM principles and continuing to create a risk aware culture within MasterCard. MasterCard's integrated risk management structure balances risk and return by having business units and central functions (such as finance and law) identify, own and manage risks; our executive officers set policy and accountability and our Board of Directors and committees provide oversight of the process.

Intellectual Property

We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers' card issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, some of which may be important to our business operations. Patents are of varying duration depending on the jurisdiction and filing date, and will typically expire at the end of their natural term.

Competition

General. MasterCard programs compete against all forms of payment, including paper-based transactions (principally cash and checks); card-based payment systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards; contactless, mobile and web-based payments; and other electronic transactions such as wire transfers and Automated Clearing House payments. As a result of a global trend, electronic forms of payment such as payment cards are increasingly displacing paper forms of payment, and card brands such as MasterCard, Visa, American Express and Discover are benefiting from this displacement. However, cash and checks still capture the largest overall percentage of worldwide payment volume.

Payment Card, Processing and Alternative Competitors.

•
General Purpose Payment Card Industry. Within the general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa (including Plus® Electron and Interlink), American

Express and Discover, among others. Within the global general purpose card industry, Visa has significantly greater volume than we do. Outside of the United States, some of our competitors such as JCB in Japan and UnionPay in China have leading positions in their domestic markets. Regulation can also play a role in determining competitive market advantages for competitors. For example, UnionPay is the sole domestic processor designated by the Chinese government and operates the sole national cross-bank bankcard information switch network in China as a result of local regulation. Some governments, such as India and Russia, are promoting local networks for domestic processing and there are similar developments in other countries. See “Risk Factors-Legal and Regulatory Risks- Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues” in Part I, Item 1A of this Report.

•	Particular Segments. We face competition with respect to particular segments of the payment card industry, including:

◦
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

◦
PIN-Based Debit Transactions. In the United States, some of our competitors process a greater number of PIN-based debit transactions at the point of sale than we do. In addition, our business and revenues could be impacted adversely by the tendency among U.S. merchants to migrate from signature-based debit transactions to PIN-based debit transactions because we generally earn less revenue from the latter types of transactions. This tendency may be accelerated as a result of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) implementing regulations associated with the Wall Street Reform and Consumer Protection Act (as defined and described below under “Government Regulation”). In addition, PIN-based debit transactions are more likely to be processed by other domestic ATM/debit point-of-sale networks rather than by us. See “Risk Factors-Business Risks-If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth” in Part I, Item 1A of this Report.

◦
Private-Label. Private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other types of merchants, also serve as another form of competition.

•
End-to-End Payment Networks. Our competitors include operators of proprietary end-to-end payment networks that have direct acquiring relationships with merchants and direct issuing relationships with cardholders, such as American Express and Discover. These competitors have certain advantages that we do not enjoy. Among other things, these competitors do not require formal interchange fees to balance payment system costs among issuers and acquirers, because they typically have direct relationships with both merchants and cardholders. Interchange fees, which are a characteristic of four-party payments systems such as ours, are subject to increased regulatory and legislative scrutiny worldwide. See “Risk Factors-Legal and Regulatory Risks-Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A of this Report. To date, operators of end-to-end payment networks have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face because they do not utilize formal interchange fees. Accordingly, these operators may enjoy a competitive advantage over four-party payments systems.

•
Competition for Customer Business. We compete intensely with other card networks for customer business. Globally, financial institutions typically issue both MasterCard and Visa-branded payment cards, and we compete with Visa for business on the basis of individual card portfolios or programs. Some of our customers also do business with American Express or Discover in the United States, and a number of our large customers now issue American Express and/or Discover-branded cards. We also compete for new business partners with whom we seek to work, such as merchants, government agencies and telecommunication companies. See “Risk Factors-Business Risks-Our revenues, operating results, prospects for future growth and overall business may suffer because of substantial and increasingly intense competition worldwide in the global payments industry” in Part I, Item 1A of this Report. Our ability to compete in the global payments industry for customer business can be affected by the outcome of litigation, regulatory proceedings and legislative activity. For example, in October 2011, the Federal Reserve implemented regulations, pursuant to the enactment into law of the Wall Street Reform and Consumer Protection Act, prohibiting arrangements under which a debit card or prepaid card can be processed only by one network (or only by a group of affiliated networks). The Wall Street Reform and Consumer Protection Act also prohibits any restrictions on a merchant's ability to route a transaction over any one of the networks that is enabled on a debit card or prepaid card. These events have resulted in challenges, as well as potential opportunities to compete for business in this area.

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

Financial Institution Customers.

•
Pricing. We face increasingly intense competitive pressure on the prices we charge our customers. We seek to enter into business agreements with customers through which we offer incentives and other support to issue and promote our cards. In order to stay competitive, we may have to increase the amount of rebates and incentives we provide to our customers and merchants, as we have in the last several years. See “Risk Factors-Business Risks-We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

•
Banking Industry Consolidation. The banking industry has undergone substantial accelerated consolidation over the last several years, and we expect some consolidation to continue in the future. Consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant ongoing consolidation in the banking industry may result in a substantial loss of business for MasterCard. The continued consolidation in the banking industry, whether as a result of an acquisition of a substantial MasterCard portfolio by an institution with a strong relationship with a competitor or the combination of two institutions with which MasterCard has a strong relationship, would also produce a smaller number of large customers, which generally have a greater ability to negotiate pricing discounts with MasterCard. Consolidations could prompt our customers to renegotiate our business agreements to obtain more favorable terms. This pressure on the prices we charge our customers could materially and adversely affect our revenue and profitability. See “Risk Factors- Business Risks-Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A.

Competitive Position. We believe that the principal factors influencing our competitive position in the global payments industry are:

•	the ability to develop and implement competitive new card programs, systems and technologies in both physical and virtual environments;

•the ability to participate in new payment forms;

•customer relationships;

•the impact of existing and future litigation, legislation and government regulation;

•the impact of globalization and consolidation of financial institutions and merchants;

•the acceptance base, reputation and brand recognition of payment cards;

•pricing;

•the success and scope of marketing and promotional campaigns;

•the quality, security and integrity of transaction processing;

•the relative value of services and products offered; and

•the impact of new market entrants.

Government Regulation

General. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payment industry in the many countries in which our cards are used. Regulation of the payments industry has increased significantly in the last several years, including in the United States. Regulators in several countries outside of the United States have also become increasingly interested in payment issues, a number of which have launched official proceedings related to payment industry issues. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A of this Report.

Interchange Fees. Interchange fees associated with four-party payment systems like ours are being reviewed or challenged in various jurisdictions. Such challenges include regulatory proceedings in the European Union (by the European Commission, as well as by individual European Union member states) and elsewhere. Interchange fees have also become the subject of legislative action. In particular, regulations implemented in October 2011 by the Federal Reserve in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform and Consumer Protection Act”) set limits on debit and prepaid “interchange transaction fees”. See “Risk Factors - Legal and Regulatory Risks - Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” and “The Wall Street Reform and Consumer Protection Act may have a material, adverse effect on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A and in Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report.

No-Surcharge Rules. We have historically implemented policies in certain regions that prohibit merchants from charging higher prices to consumers who pay using MasterCard instead of other means. Several jurisdictions have indicated interest in either ending or limiting the application of these no-surcharge rules. In particular, the Reserve Bank of Australia (the "RBA") had enacted regulations prohibiting the networks from enforcing no-surcharge rules. In December 2011, the RBA indicated that it would consider allowing certain limitations to a merchant's ability to surcharge. Our no-surcharge rules in Canada have also been challenged by the Canadian Competition Bureau.

Data Protection and Information Security. Aspects of our operations or business are subject to privacy and data protection regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission's information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities, and the sensitivity of any customer information at issue. Our customers in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

In the United States, during the past several years, a number of bills have been considered by Congress and there have been several congressional hearings to address consumer privacy, passive collection of information (such as use of “cookies” and other technology), information safeguarding and data breach issues. Congress continues to consider these issues, which could result in legislation that may have an adverse impact on us and our customers. A large number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach. In Europe, the European Parliament and Council is in the process of revising the European Directive 95/46/EC (the “Directive”), which provides for the protection of individuals with regard to the processing of personal data and on the free movement of such data. The revised regulation, as well as the Directive, obligates the controller of an individual's personal data to take the necessary technical and organizational measures to protect personal data. Both the current Directive and the proposed regulation establish general principles with regard to the processing of personal data, including the legal grounds for processing, the rights of individuals with regard to their personal data, restrictions on transfers of the personal data outside the European Economic Area, and the obligation of the controller of that information to take the necessary technical and organizational measures to protect personal data. In addition to the United States and Europe, many jurisdictions around the world are enacting similar privacy, data protection and information security regulations which have similar impacts to our businesses in these jurisdictions. See “Risk Factors - Legal and Regulatory Risks - Regulation in the areas of consumer privacy, data use and/ or security could decrease the number of payment cards issued and could increase our costs” in Part I, Item 1A of this Report.

Anti-Money Laundering and Anti-Terrorism. MasterCard and other participants in the payment industry are also subject to the regulatory requirements of Section 352 of the USA PATRIOT Act. Section 352 of the USA PATRIOT Act requires MasterCard to maintain a comprehensive anti-money laundering program and imposes similar requirements on our financial institution customers in the United States. Our anti-money laundering program must be reasonably designed to prevent our system from being used to facilitate money laundering and the financing of terrorist activities. The program must include the designation of a compliance officer, provide for the training of appropriate personnel regarding anti-money laundering responsibilities, as well as incorporate policies, procedures, and controls to mitigate money laundering risks, and be independently audited.

We are also subject to regulations imposed by the U.S. Office of Foreign Assets Control (“OFAC”) restricting financial transactions with Cuba, Burma/Myanmar, Iran, Syria and Sudan and with persons and entities included in OFAC's list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Cuba, Iran, Sudan and Syria also have been identified by the U.S. State Department as terrorist-sponsoring states. MasterCard takes measures to prevent transactions that do not comply with OFAC sanctions; however, it is possible that such transactions may be processed through our payment system. It is possible that our reputation may suffer due to our customer financial institutions' association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock.

Financial Industry Regulation. MasterCard customers are subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence MasterCard is impacted by such regulations. Certain of our operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council (“FFIEC”) under its authority to examine financial institutions' technology service providers. Examinations by the FFIEC cover areas such as data integrity and data security. In recent years, the U.S. federal banking regulators have adopted a series of regulatory measures affecting credit card payment terms and requiring more conservative accounting, greater risk management and in some cases higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. In addition, MasterCard Europe operates a retail payment system in Europe and is subject to oversight by the National Bank of Belgium pursuant to standards published by the European Central Bank that are principally targeted at managing financial, legal and operations risk.

In July 2010, as part of the Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau (the “CFPB”) was created. The CFPB has significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products, although it is not clear whether and/or to what extent the CFPB will be authorized to regulate broader aspects of payment card network operations. In addition, the Wall Street Reform and Consumer Protection Act created the Financial Stability Oversight Council (“FSOC”) in order to identify risks to the financial stability of the United States that could arise from the material financial distress or failure of, or ongoing activities by, large, interconnected bank holding companies or nonbank financial companies. Among other responsibilities, FSOC is tasked with identifying payment, clearing and settlement systems that are “systemically important” under the applicable statutory standard. Under the Wall Street Reform and Consumer Protection Act, such systems will be subject to new regulation, supervision and examination requirements. It is not clear whether MasterCard would be deemed “systemically important.” However, the imposition of any additional regulatory or other obligations on MasterCard could result in costly new compliance burdens that could negatively impact our business. See “Risk Factors - Legal and Regulatory Risks - The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in Part I, Item 1A of this Report.

Government-Imposed Market Participation Regulations. Regulators in several countries such as Australia, Mexico, Colombia, India, Singapore, Russia and Indonesia have received statutory authority to regulate certain aspects of the payments systems in these countries. Such regulations include, or could include, providing broad regulatory oversight over retail payment system operators to the central banks in such countries. In addition, governments in some countries may act to provide resources or preferential treatment or other protection to selected domestic payment card and processing providers, which could displace us from, or prevent us from entering into, or substantially restrict us from participating in, particular geographies.

Issuer Practice Regulation. The Federal Reserve has also adopted regulations addressing overdraft fees imposed in connection with ATM and debit card transactions. These regulations may limit the ability of our customers to charge overdraft fees in connection with debit card programs. This may diminish the attractiveness of debit card programs to our customers and may adversely affect transaction volumes and revenues.

Regulation of Internet Transactions. In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including MasterCard and our U.S. customers, and is implemented through a federal regulation. Compliance was required no later than June 1, 2010, although Congress may consider additional legislation to legalize and regulate Internet gambling. The federal regulation required us and our customers to implement compliance programs that could increase our costs and/or could decrease our transaction volumes. In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our customers. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes.

Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly. These new requirements and developments may affect our customers' ability to extend credit through the use of payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our customers' ability to offer new types of payment programs or restricting their ability to offer our existing programs such as prepaid cards, which could materially and adversely reduce our revenue and revenue growth.

Seasonality

See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” in Part II, Item 7 of this Report for a discussion of the impact of seasonality on our business.

Financial Information About Geographic Areas

See Note 23 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 of this Report for certain geographic financial information.
Employees

As of December 31, 2011, we employed approximately 6,700 persons, of which approximately 2,900 were employed outside of the United States. We consider our relationship with employees to be good.
Additional Information

MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated's principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware non-stock (or membership) corporation that was formed in November 1966. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated (including an initial public offering of a new class of common stock (the “IPO”)) which included the appointment of a new Board of Directors which is comprised almost entirely of directors who are independent from our customers. For more information about our capital structure, including our Class A common stock (our voting stock) and Class B common stock (our non-voting stock), see Note 15 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8 of this Report.
Website and SEC Reports

The Company's internet address is www.mastercard.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website. In addition, you may automatically receive e-mail alerts and other information about MasterCard by enrolling your e-mail address by visiting “E-Mail Alerts” in the investor relations section of our corporate website.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, for review on the investor relations section of our corporate website as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information contained on our website is not incorporated by reference into this Report.

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

Increased legislative scrutiny in the United States has resulted in limitations on the rates we are able to establish for default interchange rates for debit and prepaid transactions. In July 2010, the United States enacted into law the Wall Street Reform and Consumer Protection Act that, among other things, requires debit and prepaid “interchange transaction fees” to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” In October 2011, the U.S. Federal Reserve Board implemented regulations in accordance with the Wall Street Reform and Consumer Protection Act limiting interchange fees for debit and prepaid transactions fee. See “Risk Factors - Legal and Regulatory Risks - The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in this Part I, Item 1A for more detail. Interchange fees also have been the subject of legislative activity elsewhere, including:

•
In the European Union, in January 2012, the European Commission issued a "Green-Paper" (typically the first step in the European legislative process) identifying a number of concerns with the payments industry, including concerns about interchange fees. In February 2012, representatives of the European Commission stated publicly that the European Commission intends to propose legislation based on some elements included within the Green Paper in early 2013.

•
In Brazil, in December 2011, the Central Bank of Brazil (together with competition agencies in Brazil) issued a follow-up to its May 2010 report, providing an analysis of the evolution of the payment card industry and market. The report includes indications that it is closely monitoring trends with respect to interchange fees and the cost of acceptance in general, and raises questions about the impact of the no- surcharge rule in the Brazilian consumer protection code.

•
In Canada, there has been increasing attention by policymakers on payments, and specifically the cost of acceptance, which includes interchange fees. In 2010, the Canadian Department of Finance implemented a voluntary “Code of Conduct” on related issues for payment card industry participants in Canada, by which MasterCard voluntarily agreed to abide. In 2011, the Minister of Finance formed a task force to make non-binding recommendations with respect to the future of Canadian payments, including a focus on the cost of acceptance. The task force issued a preliminary report which included a broad recommendation for greater oversight over retail payments. It is anticipated that the Department of Finance will issue a report in response to the task force's recommendation in early 2012.

•
In Italy in 2011, the Italian legislature adopted a law requiring companies involved in providing electronic payments (including MasterCard) to negotiate lower merchant discount rates and interchange fees with merchants.

•
In Nigeria, in August 2011, the Central Bank of Nigeria announced new guidelines related to point of sale card acceptance services, prescribing certain minimum standards and requirements for payments industry participants, including card networks. These guidelines include, among other things, limiting merchant discount rates, which affects the ability to set interchange rates.

In addition, regulatory authorities and central banks in a number of jurisdictions around the world have commenced proceedings or inquiries into interchange fees and related practices. Examples include:

•
In the European Union, in December 2007, the European Commission issued a negative decision (which we have appealed to the General Court of the European Union and we are awaiting a judgment) with respect to our cross-border interchange fees for consumer credit and debit cards under European Union competition rules.

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

•
In Poland, in January 2007, the Polish Office for Protection of Competition and Consumers issued a decision that our domestic interchange fees are unlawful under Polish competition law, and imposed fines on our licensed financial institutions - the decision is currently being appealed.

•
In Hungary, MasterCard Europe is appealing the Hungarian Competition Office December 2009 decision (which has been stayed) ruling that MasterCard Europe's historic domestic interchange fees violate Hungarian competition law and fining MasterCard Europe approximately U.S. $3 million.

•
In Italy, MasterCard Europe appealed the November 2010 decision of the Italian Competition Authority (the “ICA”) ruling that MasterCard Europe's domestic interchange fees violate European Union competition law and fining MasterCard 2.7 million euro - the decision was overturned and MasterCard Europe is awaiting the results of the ICA's appeal.

•
In Canada, in addition to the legislative activity described above, in December 2010 the Canadian Competition Bureau filed an application with the Canadian Competition Tribunal to strike down rules related to MasterCard's interchange fees, including its “honor all cards” and “no surcharge” rules.

•
In South Africa, in September 2010, MasterCard was informed by the South African Reserve Bank that it intended to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa.

See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for a detailed description of regulatory proceedings and inquiries into interchange fees. We believe that regulators are increasingly cooperating on interchange matters and, as a result, developments in any one jurisdiction may influence regulators' approach to interchange fees in other jurisdictions. See “Risk Factors - Legal and Regulatory Risks - New regulations or other legislative or regulatory activity in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products” in this Part I, Item 1A.

Additionally, merchants are seeking to reduce interchange fees through litigation. In the United States, merchants have filed approximately 50 class action or individual suits alleging that MasterCard's interchange fees and acceptance rules violate federal antitrust laws. These suits allege, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard and its customer banks, and MasterCard, Visa and their customer banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits seek treble damages, attorneys' fees and injunctive relief. In addition, in Canada, three class action suits have been filed against MasterCard, Visa and a number of large Canadian banks relating to MasterCard and Visa rules related to interchange fees, including “honor all cards” and “no surcharge” rules. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding the allegations contained in these complaints and the status of these proceedings.

If issuers cannot collect, or we are forced to reduce, interchange fees, issuers may be unable to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payment system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers also could charge higher fees to consumers, thereby making our card programs less desirable to consumers and reducing our transaction volumes and profitability, or attempt to decrease the expense of their card and other payment programs by seeking a reduction in the fees that we charge. This could also result in less innovation and fewer product offerings. We are devoting substantial management and financial resources to the defense of interchange fees in regulatory proceedings, litigation and legislative activity. The potential outcome of any legislative, regulatory or litigation action could have a more positive or negative impact on MasterCard relative to its competitors. If we are ultimately unsuccessful in our defense of interchange fees, any such legislation, regulation and/or litigation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. In addition, regulatory proceedings and litigation could result in MasterCard being fined and/or having to pay civil damages.

The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.

The Wall Street Reform and Consumer Protection Act enacted in the United States includes provisions that provide for the regulation by the Federal Reserve of debit and prepaid interchange fees and certain other network industry practices. Among other things, it requires debit and prepaid “interchange transaction fees” (referred to in the Wall Street Reform and Consumer Protection Act as fees established, charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction) to be “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” Additionally, it provides that neither an issuer nor a payment card network may establish exclusive network arrangements for debit or prepaid cards or inhibit the ability of a merchant to choose among different networks for routing debit or prepaid transactions.

As of October 1, 2011, Federal Reserve regulations went into effect implementing these provisions in accordance with the Wall Street Reform and Consumer Protection Act (with certain exceptions for issuer compliance with the exclusivity requirements). The regulations limit per-transaction U.S. debit and prepaid interchange fees to 21 cents plus five basis points. The issuer may receive interim fraud prevention adjustment of an additional one cent if it meets certain requirements. The interchange limitations are a significant reduction from average interchange fees in effect before the regulations were implemented. The regulations contain exemptions from the interchange limitations for issuers that, together with their affiliates, have less than $10 billion in assets, as well as for debit cards issued pursuant to a government-administered payment program and certain reloadable prepaid cards. Also, while the regulations do not directly regulate network fees, they make clear that network fees cannot be used to circumvent the interchange fee restrictions. See “Risk Factors - Legal and Regulatory Risks - Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations” in this Part I, Item 1A. With respect to network arrangements and transaction routing, the regulations require debit and prepaid cards to be enabled with two unaffiliated payment card networks. The regulations also provide that an issuer or payment card network may not inhibit the ability of any person that accepts or honors a debit or prepaid card to direct the routing of the card transaction for processing over any network enabled on the card.

The Wall Street Reform and Consumer Protection Act also created two new independent regulatory bodies in - the CFPB and FSOC. The CFPB has significant authority to regulate consumer financial products, including consumer credit, deposit, payment, and similar products, although it is not clear whether and/or to what extent the CFPB will be authorized to regulate broader aspects of payment card network operations. The FSOC is tasked, among other responsibilities, with identifying “systemically important” payment, clearing and settlement systems that will be subject to new regulation, supervision and examination requirements, although it is not clear whether MasterCard would be deemed “systemically important” under the applicable standard. If MasterCard were deemed “systemically important,” it would be subject to new risk management regulations relating to its payment, clearing, and settlement activities.  New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements.  Also, a “systemically important” payment system could be required to obtain prior approval from the Federal Reserve or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payment system.  These developments or actions could increase the cost of operating our business and may make payment card transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.

If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation which have the result of reducing the number of debit or prepaid transactions we process or the network fees we collect, the Wall Street Reform and Consumer Protection Act could have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations. Failure by our customers or us to adjust our strategies successfully to compete in the new environment would increase this impact.

New regulations or other legislative or regulatory activity in one jurisdiction or of one product may lead to new regulations in other jurisdictions or of other products.

Regulators around the world increasingly look at each other's approaches to the regulation of the payments and other industries.

Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the Wall Street Reform and Consumer Protection Act and Federal Reserve regulations implemented under the act, as well as other regulatory and legislative activity relating to interchange. Similarly, new laws and regulations in a country, state or region involving one product may cause lawmakers there to extend the regulations to another product. For example, regulations like those affecting debit payments could lead to regulations affecting credit and general use prepaid cards. See “Risk Factors - Legal and Regulatory Risks - Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries which could adversely affect our ability to maintain or increase our revenues” in this Part I, Item 1A.

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

Governments in some countries, such as Russia, Ukraine and India could act to provide resources or preferential treatment or other protection to selected national payment card and processing providers. These governments may take this action to support these providers. They may also take this action to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. As an example, governments in some countries are considering, or may consider (and in the case of Venezuela have ordered), regulatory requirements that mandate processing of domestic payments either entirely in that country or by only domestic companies. Such a development would prevent us from utilizing our global processing capabilities for customers. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on us and our customers and may lead to increased costs and decreased transaction volumes and revenues.

We are subject to regulations that affect the payment industry in the many countries in which our cards are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, MasterCard is at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business-Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. In addition to the Wall Street Reform and Consumer Protection Act, examples include:

•
Anti-Money Laundering and Anti-Terrorism - MasterCard is subject to anti-money laundering regulation, such as Section 352(a) of the USA PATRIOT Act in the United States and an anti-money laundering law enacted in India (which imposes requirements on payment systems, such as MasterCard's, and their customers). In addition, regulations imposed by OFAC impose restrictions on financial transactions with certain countries and with persons and entities included on the SDN List. It is possible that transactions that do not comply with OFAC sanctions may be processed through our payment system, and that our reputation may suffer due to some of our financial institutions' association with these countries or the existence of any such transactions, which in turn could have a material adverse effect on the value of our stock.

•
Government-Imposed Market Participation Regulations - Several countries have implemented, or are authorized to implement, payment systems regulation, such as the Indian Payments and Settlement Systems Act 2007, under which payment system operators, such as MasterCard, operate under the authority and broad oversight of the Reserve Bank of India. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards may be used and the types of cardholders and merchants who can obtain or accept our cards.

•
Issuer Practice Legislation and Regulation - Issuer practices legislation and regulation, including the Credit CARD Act (which was signed into law in the United States in May 2009 and is being implemented through regulations issued by the Federal Reserve), are having a significant impact on the disclosures made by our customers and on our customers' account terms and business practices by, among other things, making it more difficult for credit card issuers to price credit cards for future credit risk and significantly affecting the pricing, credit allocation, and business models of most major credit card issuers. Additional regulations include regulations by the Board of Governors regulating overdraft fees imposed in connection with ATM and debit card transactions.

•
Regulation of Internet Transactions - Regulation of Internet transactions include legislation enacted by the U.S. Congress (and applicable to payment system participants, including MasterCard and our customers in the United States) requiring the coding and blocking of payments for certain types of Internet gambling transactions, as well as various additional legislative and regulatory activities with respect to Internet transactions which are being considered in the United States.

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

We and our customers are also subject to regulations related to privacy and data protection and information security in the jurisdictions in which we do business, and we and our customers could be negatively impacted by these regulations. Recently, these topics have received heightened legislative and regulatory focus in the United States (at both the federal and state level), in Europe as well as in other jurisdictions around the world. In 2011, additional privacy and data protection laws and regulations were enacted in several countries, including India, Mexico, Colombia and Venezuela. Regulation of privacy and data protection and information security in these and other jurisdictions may increase the costs of our customers to issue payment cards, which may, in turn, decrease the number of our cards that they issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data protection and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.

Determinations which we could make in the future to establish reserves or liabilities we may incur for any litigation that has been or may be brought against us could materially and adversely affect our results of operations, cash flow and financial condition.

As discussed in Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report, we recorded a $770 million pre-tax charge in the fourth quarter of 2011 which represents our estimate for the financial portion of a settlement of the U.S. merchant litigation cases. Except as otherwise discussed in Note 20, we have not established reserves for any other of the material legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a charge for all or a portion of any of our other legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenue and profitability.

Certain limitations have been placed on our business in recent years because of litigation. For example, as a result of the settlement agreement in connection with the U.S. merchant lawsuit in 2003, merchants have the right to reject our debit cards in the United States while still accepting other MasterCard-branded cards, and vice versa. Moreover, in the fourth quarter of 2011, we recorded a pre-tax charge in the U.S. merchant litigation cases based on progress in the mediation process. The plaintiffs in these cases are also seeking changes to our business practices. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report. Any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our revenue and profitability.

Potential changes in the tax laws applicable to us could materially increase our tax payments.

Potential changes in existing tax laws, such as recent proposals for fundamental tax reform in the United States, including the treatment of earnings of controlled foreign corporations, may impact our effective tax rate. See also Note 19 (Income Tax) to the consolidated financial statements included in Part II, Item 8.

Business Risks

Our revenues, operating results, prospects for future growth and overall business may suffer because of substantial and increasingly intense competition worldwide in the global payments industry.

The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks), card-based systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use cards, and electronic transactions such as wire transfers and Automated Clearing House payments. Within the global general purpose payment card industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover, UnionPay and JCB, among others. Visa has greater volume than we do, and has greater scale and market share, as well as strong brand recognition, which may provide significant competitive advantages. Moreover, some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. Our ability to compete may also be affected by the outcomes of litigation, regulatory proceedings and legislative activity.

Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate end-to-end payment systems with direct connections to both merchants and consumers, without involving intermediaries. These competitors seek to derive competitive advantages from their business models. For example, operators of end-to-end payment systems tend to have greater control over consumer and merchant customer service than operators of four party payment systems such as ours, in which we must rely on our issuing and acquiring financial institution customers. In addition, these competitors have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as have operators of four-party payment systems such as ours. Certain competitors may also hold competitive advantages as a result of their organizational structures. See “Business-Competition” in Part I, Item 1.

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

•
Competitors, customers, governments and other industry participants may develop products that compete with or replace value-added services we currently provide to support our transaction processing which could, if significant numbers of cardholders choose to use them, replace our own processing services or could force us to change our pricing or practices for these services.

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

The banking industry has undergone substantial, accelerated consolidation in the past, and we expect some consolidation to continue in the future. Consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. Significant consolidation in the banking industry may result in the substantial loss of business for MasterCard, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our business and prospects.

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

In addition, a significant portion of our revenue is concentrated among our five largest customers. In 2011, the net revenues from these customers represented an aggregate of approximately $1.7 billion, or 26%, of total revenue. Loss of business from any of our large customers could have a material adverse impact on our business.

Merchants continue to be focused on the costs of accepting card-based forms of payment, which may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.

We rely on merchants and their relationships with our customers to expand the acceptance of our cards. Consolidation in the retail industry is producing a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. Some large merchants are supporting many of the legal, regulatory and legislative challenges to interchange fees that MasterCard is now defending, since interchange fees represent a significant component of the costs that merchants pay to accept payment cards. See “Risk Factors-Legal and Regulatory Risks-Interchange fees and related practices have been receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” Also see “Risk Factors-Legal and Regulatory Risks-The Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenue, our prospects for future growth and our overall business, financial condition and results of operations.” The increasing focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings.

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

We are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not establish the discount rate that merchants are charged for card acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers' success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk as described below.

With the exception of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transactions conducted using MasterCard, Maestro and Cirrus cards are authorized, cleared and settled by our customers or other processors. Because we do not provide domestic processing services in these countries and do not, as described above, have direct relationships with cardholders or merchants, we depend on our close working relationships with our customers to effectively manage our brands, and the perception of our payment system among regulators, merchants and consumers in these countries. From time to time, our customers may take actions that we do not believe to be in the best interests of our payment system overall, which may materially and adversely impact our business. If our customers' actions cause significant negative perception of the global payments industry or our brands, cardholders may reduce the usage of our programs, which could reduce our revenues and profitability.

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

Our business may be materially and adversely affected by the marketplace's perception of our brands and reputation.

Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to our branded products depends highly upon the external perception of our company and industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory.” Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, such use could also cause rapid, widespread reputational harm to our brands. Such perception and damage to our reputation could have a material and adverse effect to our business.

If we are unable to grow our debit business, particularly in the United States, we may fail to maintain and increase our revenue growth.

In recent years, on an industry-wide basis, signature-based and PIN-based debit transactions have grown more rapidly than credit or charge transactions. However, in the United States, transactions involving our brands account for a smaller share of all signature-based debit transactions than they do credit or charge transactions. In addition, many of our competitors process a greater number of PIN-based debit transactions at the point of sale than we do, since our Maestro brand has relatively low penetration in the United States. We may not be able to increase our penetration for debit transactions in the United States since many of our competitors have long-standing and strong positions (although this could be impacted by the Federal Reserve's implementation of network exclusivity rules under the Wall Street Reform and Consumer Protection Act). We may also be impacted adversely by the tendency among U.S. consumers and merchants to migrate from signature-based debit transactions to PIN-based transactions because we generally earn less revenue from the latter types of transactions and, as noted above, PIN-based transactions are more likely to be processed by other ATM/debit point-of-sale networks than by us. Any of these factors may inhibit the growth of our debit business, which could materially and adversely affect our revenues and overall prospects for future growth.

Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. The economies of the United States and numerous countries around the world were significantly impacted by this economic turmoil. More recently, several European countries have experienced downgrades in sovereign credit ratings by rating agencies, driven by fiscal challenges. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.

MasterCard's financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis and the state of economic environments. The condition of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or we may be impacted, in several ways, including but not limited to the following:

•
Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors; for example, a significant portion of our revenues is dependent on cross-border travel patterns, which may continue to change.

•	Constriction of consumer and business confidence, such as in recessionary environments and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Uncertainty and volatility in the performance of our customers’ businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability.

•	Our customers may decrease spending for value-added services.

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

•
Our customers may default on their settlement obligations, including due to an increased probability of sovereign defaults in several European countries causing a liquidity crisis for our customers. See Note 21 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion of our settlement exposure.

•
Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our customers. See “Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenues and profitability” in Part I, Item 1A (Risk Factors) of this Report for further discussion.

Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.

A decline in cross-border travel could adversely affect our revenues and profitability, as a significant portion of our revenue is generated from cross-border transactions.

We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and transaction processing fees. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross-border travel and our customers' need for transactions to be converted into their base currency. Cross-border travel may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu, viruses and other diseases. Any such decline in cross-border travel could adversely affect our revenues and profitability.

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

As a guarantor of certain third-party obligations, including those of principal customers and affiliate debit licensees, we are exposed to risk of loss or illiquidity.

We may incur liability in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal customer or affiliate debit licensee of MasterCard is unable to fulfill its settlement obligations to other customers, we may bear the loss even if we do not process the transaction. In addition, although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations. Our MasterCard, Maestro and Cirrus-branded gross legal settlement exposure, which is primarily estimated using the average daily volume during the quarter multiplied by the estimated number of days to settle, was approximately $39.1 billion as of December 31, 2011. We have a revolving credit facility in the amount of $2.75 billion which could be used for general corporate purposes, including to provide liquidity in the event of one or more settlement failures by our customers. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables from its other customers. Subject to approval by our Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of MasterCard. While we believe that we have sufficient liquidity to cover a settlement failure by our largest customer on its peak day, the term and amount of our guarantee of obligations to principal customers is unlimited. As a result, concurrent settlement failures of more than one of our larger customers or of several of our smaller customers either on a given day or over a condensed period of time may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Moreover, during 2011, many of our financial institution customers continued to be directly and adversely impacted by the unprecedented events in the financial markets which began during 2008 and the economic turmoil that has ensued. The European financial crisis remains a heightened concern. Our aggregate gross settlement exposures to Italy, Spain, Greece and Portugal, four of the countries most significantly impacted by the eurozone crisis, are less than 5% of our total gross settlement exposure and are being managed through various planning and mitigation practices. Nonetheless, these conditions present increased risk that we may have to perform under our settlement guarantees.

Separately, MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform. For more information on our settlement exposure and risk assessment and mitigation practices as of December 31, 2011, see Note 21 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.

If our transaction processing systems and other services are disrupted or we are unable to process transactions or service our customers efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction processing systems and other services may experience service interruptions as a result of process or other technology malfunction, fire, natural or man-made disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other catastrophic events. A disaster or other problem at our primary and/or back-up facilities or our other owned or leased facilities could interrupt our services. Our visibility in the global payments industry may also attract terrorists, activists or hackers to attack our facilities or systems. We routinely receive cyber-threats of varying levels. Any actual attacks could lead to service interruptions, increased costs or data security compromises. If such attacks are not detected immediately, their effect could be compounded. We maintain an information security program, a business continuity program and insurance coverage, and our processing systems incorporate multiple levels of protection, in order to address or otherwise mitigate these risks. Despite these mitigation efforts, however, we cannot ensure that the security infrastructure of our processing systems would be immune to these risks.

Additionally, we rely on third-party service providers for the timely transmission of information across our global data transportation network. Inadequate infrastructure in lesser developed markets could also result in service disruptions, which could impact our ability to do business in those markets. If one of our service providers fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents or any other reason, the failure could interrupt our services. Because of the intrinsic importance of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands' reliability and materially reduce our revenue or profitability.

Account data breaches involving card data stored, processed or transmitted by us or third parties could adversely affect our reputation and revenue.

We, our customers, merchants, and other third parties process, transmit or store cardholder account and other information in connection with payment cards. In addition, our customers may sponsor third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. A breach of the systems on which sensitive cardholder data and account information are processed, transmitted or stored could lead to fraudulent activity involving cards carrying our brands, damage the reputation of our brands and lead to claims against us. In recent years, there have been several high-profile account data compromise events involving merchants and third-party payment processors that process, store or transmit payment card data, which affected millions of MasterCard, Visa, Discover, American Express and other types of cardholders. These events typically involve external agents hacking and installing malware to compromise the confidentiality and integrity of servers. As a result of such data security breaches, we may be subject to lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, we could be exposed to damage claims in various circumstances, which, if upheld, could materially and adversely affect our profitability. Any damage to our reputation or that of our brands resulting from an account data breach could decrease the use and acceptance of our cards, which in turn could have a material adverse impact on our transaction volumes, revenue and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed upon us.

An increase in fraudulent activity using our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeiting or other fraud. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards, or misconduct by third parties processing or otherwise servicing our cards, could lead to regulatory intervention, such as mandatory card re-issuance, adoption of new technologies or enhanced security requirements, as well as damage to our reputation and financial damage, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.

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

During 2011, approximately 60.4% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies) where the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

If we do not adequately manage the changes necessary to implement our strategy and effectively deliver our products and solutions, our results of operations may suffer.

MasterCard continues to experience a significant amount of changes associated with items related to our strategy, including changes in technology, the marketplace, our customers and our products.  In particular, our recent expansion into new businesses could result in unanticipated or unfamiliar issues which may be difficult to manage. In addition to these changes, we also need to continue to be effective in delivering our existing products and services and in effectively managing related risks. If not adequately managed, both these changes related to our strategy and our continued delivery of products and solutions could result in missed opportunities for the business or could impact the effectiveness of our organization's execution of its strategy. As we manage our strategy and any related changes, any difficulty in retaining or attracting key management and employees could result in inadequate depth of institutional knowledge or skill sets necessary for the organization's effective execution of its strategy.

Acquisitions, strategic investments or entry into new businesses could disrupt our business and harm our financial condition or reputation.

Although we may continue to make strategic acquisitions of, or acquire interests in joint ventures or other entities related to, complementary businesses, products or technologies, we may not be able to successfully partner with or integrate any such acquired businesses, products or technologies. In addition, the integration of any acquisition or investment (including efforts related to an acquisition of an interest in a joint venture or other entity) may divert management's time and resources from our core business and disrupt our operations. Moreover, we may spend time and money on acquisitions or projects that do not meet our expectations or increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves available to us for other uses, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. Furthermore, we may not be able to successfully finance the business following the acquisition as a result of costs of operations, including any litigation risk which may be inherited from the acquisition. Any of these acquisitions could also result in control issues which could negatively affect our reputation. Although we periodically evaluate potential acquisitions of businesses, products and technologies and anticipate continuing to make these evaluations, we cannot guarantee that we will be able to execute and integrate any such acquisitions.

Risks Related to our Class A Common Stock and Governance Structure

Future sales of our shares of Class A common stock could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our stockholders to sell equity securities in the future. As of February 9, 2012, we had 121,335,751 outstanding shares of Class A common stock, of which 12,819,395 shares were owned by The MasterCard Foundation (the “Foundation”). Under the terms of the donation of these shares by MasterCard to the Foundation, the Foundation became able to sell its shares of our Class A common stock commencing on the fourth anniversary of the consummation of the IPO in May 2006 to the extent necessary to comply with charitable disbursement requirements. Under Canadian tax law, the Foundation is generally required each year to disburse at least 3.5% of its assets not used in administration of the Foundation in qualified charitable disbursements. Despite permission from the Canadian tax authorities to defer its annual disbursement requirement for up to 15 years and meet its total deferred disbursement obligations at the end of the 15-year period, the Foundation may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year.

The market price of our common stock could be volatile.

Securities markets worldwide experience significant price and volume fluctuations and have experienced increased volatility in connection with recent unpredictable economic events around the world. This market volatility, as well as the factors listed below, among others, could affect the market price of our common stock:

▪
the continuation of unprecedented economic events around the world in financial markets as well as political conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

▪	quarterly variations in our results of operations or the results of operations of our competitors;

▪	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

▪	the announcement of new products or service enhancements by us or our competitors;

▪	announcements related to litigation, regulation or legislative activity;

▪	potential acquisitions by us of other companies; and

▪	developments in our industry.

There are terms in our charter documents and under Delaware law that could be considered anti-takeover provisions or could have an impact on a change in control.

Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. Further, except in limited circumstances, no customer or former customer of MasterCard, or any operator, customer or licensee of any competing general purpose payment card system, or any affiliate of any such person, may beneficially own any share of Class A common stock or any other class or series of our stock entitled to vote generally in the election of directors. In addition,

▪	our stockholders are not entitled to the right to cumulate votes in the election of directors;

▪	holders of our Class A common stock are not entitled to act by written consent;

▪	our stockholders must provide timely notice for any stockholder proposals and director nominations;

▪	a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required for stockholders to amend any provision of our bylaws;

▪
Our board of directors is divided into three classes - although pursuant to our amended certificate of incorporation, a phase-out of these classes has begun and will be completed in 2013 (when each director will be elected each year, with only two-thirds of our directors to be elected in 2012);

▪	any representative of a competitor of MasterCard or of the Foundation is disqualified from service on our board of directors;

▪
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

As of February 9, 2012 the Foundation owns 12,819,395 shares of Class A common stock, representing approximately 10.6% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to the date which is twenty years and eleven months following the IPO, except to the extent necessary to satisfy its charitable disbursement requirements. The directors of the Foundation are required to be independent of us and our customers. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Our ability to pay regular dividends to our holders of Class A common stock and Class B common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

MasterCard intends to pay cash dividends on a quarterly basis on our shares of Class A common stock and Class B common stock. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. The payment of dividends is dependent upon our ability to generate earnings and cash flows so that we may pay our obligations and expenses and pay dividends to our stockholders. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash and current and anticipated cash needs. If, as a consequence of these various factors, we are unable to generate sufficient earnings and cash flows from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares of Class A common stock and Class B common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, MasterCard and its subsidiaries owned or leased 114 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O'Fallon, Missouri, known as “Winghaven”. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. For more information on Winghaven, see Note 8 (Property, Plant and Equipment) and Note 14 (Consolidation of Variable Interest Entity) to the consolidated financial statements included in Part II, Item 8. Our leased properties in the United States are located in 10 states, Puerto Rico and in the District of Columbia. We also lease and own properties in 52 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.

We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire or lease new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3. Legal Proceedings

Refer to Notes 18 (Obligations Under Litigation Settlements) and 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2011 and 2010, as reported by the New York Stock Exchange. At February 9, 2012, the Company had 47 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.

2011	High	Low
First Quarter	$262.38	$219.33
Second Quarter	309.81	251.94
Third Quarter	361.94	291.67
Fourth Quarter	384.99	293.01

2010	High	Low
First Quarter	$269.88	$216.43
Second Quarter	269.22	193.76
Third Quarter	226.30	191.00
Fourth Quarter	260.72	215.00

There is currently no established public trading market for our Class B common stock. There were approximately 483 holders of record of our Class B common stock as of February 9, 2012.

Dividend Declaration and Policy

During the years ended December 31, 2011 and 2010, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

2011	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

2010	Dividend per Share
First Quarter	$0.15
Second Quarter	0.15
Third Quarter	0.15
Fourth Quarter	0.15

On December 6, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 9, 2012 to holders of record on January 9, 2012 of our Class A common stock and Class B common stock. On February 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on May 9, 2012 to holders of record on April 9, 2012 of our Class A common stock and Class B common stock.

Subject to legally available funds, we intend to continue to pay a quarterly cash dividend on our outstanding Class A common stock and Class B common stock. However, the declaration and payment of future dividends is at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, available cash and current and anticipated cash needs.

Issuer Purchases of Equity Securities

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion. During the fourth quarter of 2011, MasterCard repurchased a total of approximately 0.1 million shares for $30 million at an average price of $351.80 per share of Class A common stock. The Company’s repurchase activity during the fourth quarter of 2011 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	10,900	$303.51	10,900	$878,836,433
November 1 – 30	28,600	$348.14	28,600	$868,879,502
December 1 – 31	44,800	$365.88	44,800	$852,488,274
Total	84,300	$351.80	84,300

1 Dollar value of shares that may yet be purchased under the Repurchase Program is as of the end of the period.

As of January 27, 2012, the cumulative repurchases by the Company under the share repurchase program totaled approximately 4.7 million shares of its Class A common stock for an aggregate cost of approximately $1.3 billion at an average price of $264.65 per share of Class A common stock.

Item 6. Selected Financial Data

The statement of operations data presented below for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8 of this Report. The statement of operations data presented below for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Operations Data:
Revenues, net	$6,714	$5,539	$5,099	$4,992	$4,068
Total operating expenses	4,001	2,787	2,839	5,526	2,959
Operating income (loss)	2,713	2,752	2,260	(534)	1,108
Net income (loss) attributable to MasterCard	1,906	1,846	1,463	(254)	1,086
Basic earnings (loss) per share	14.90	14.10	11.19	(1.94)	7.98
Diluted earnings (loss) per share	14.85	14.05	11.16	(1.94)	7.96

Balance Sheet Data:
Total assets	$10,693	$8,837	$7,470	$6,476	$6,260
Long-term debt	—	—	22	19	150
Obligations under litigation settlements, long-term	—	4	263	1,023	297
Equity	5,877	5,216	3,512	1,932	3,032
Cash dividends declared per share	0.60	0.60	0.60	0.60	0.60

* Note that table may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" were calculated on amounts rounded to the nearest thousand.

Non-GAAP Financial Information

Non-GAAP financial information is defined as a numerical measure of a company's performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  Pursuant to the requirements of Regulation S-K, portions of this “Management's Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.  The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company's related financial results prepared in accordance with GAAP.
MasterCard presents non-GAAP financial measures to enhance an investor's evaluation of MasterCard's ongoing operating results, to aid in forecasting future periods and to facilitate meaningful comparison of its results between periods. MasterCard's management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation.  More specifically, the following non-GAAP financial measures are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Operating expenses - The provision for the Company's estimate for the financial portion of a potential settlement related to the U.S. merchant litigation, based on progress in the mediation process (the "MDL Provision"), has been excluded from operating expenses because MasterCard monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing operating performance without these amounts. See "-Operating Expenses" for the table which provides a reconciliation of operating expenses excluding the MDL Provision to the most directly comparable GAAP measure.

•
Effective income tax rate - The income tax impact associated with the MDL Provision has been excluded to provide a comparison of the effective income tax rate associated with ongoing operations of the business. See "-Income Taxes" for a table which provides a reconciliation of the effective income tax rate excluding the MDL Provision to the most directly comparable GAAP measure.

Overview

MasterCard is a global payments and technology company that connects billions of consumers, thousands of financial institutions, millions of merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. We envision an environment where electronic payment is the predominant means of payment. We use our technology and expertise to make payments more convenient, secure and efficient to enable consumers to meet their needs and to provide value to all stakeholders in the payments system.

We offer a wide range of payment solutions that enable our customers and partners to develop and implement credit, debit, prepaid and related payment programs and solutions to deliver value to consumers. Our customers and partners include financial institutions and other entities that act as “issuers” and “acquirers”, merchants, government entities, telecommunications companies and other businesses. We manage a family of well-known, widely-accepted payment brands, including MasterCard, Maestro and Cirrus, which we license to our customers for use in their payment programs and solutions. We process payment transactions over the MasterCard Worldwide Network and provide support services to our customers and other partners. As part of managing our brands, we establish and enforce a common set of standards for adherence by our customers for the efficient and secure use of our payments network.
We generate revenues from the fees that we charge our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands. As cardholder and merchant relationships are managed principally by our customers, we do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the merchant discount charged by acquirers in connection with the acceptance of cards and other devices that carry our brands.

We analyze our ability to grow based on three drivers:

•	we track trends in personal consumption expenditures;

•	we focus on the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment ( such as payment card transactions); and

•	we seek to grow our share in electronic payments, including with innovative solutions and new technology.
We support our focus on these drivers by continuing to:

•	grow our core businesses globally, including credit, debit, prepaid, commercial and processing payment transactions over the MasterCard Worldwide Network,

•
diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance for our brands throughout the world, seeking to maintain unsurpassed acceptance, and working with new partners such as merchants, government agencies and telecommunications companies, and

•	build new businesses through technology and continued strategic efforts and alliances with respect to innovative payment methods, such as electronic commerce (e-Commerce) and mobile capabilities.
See “-Business Environment” for a discussion of considerations related to our long-term strategic objectives.
We recorded net income of $1.9 billion, or $14.85 per diluted share, in 2011 versus net income of $1.8 billion, or $14.05 per diluted share, in 2010, and net income of $1.5 billion, or $11.16 per diluted share, in 2009. In addition, we generated cash flows from operations of $2.7 billion for the year ended December 31, 2011, compared to $1.7 billion and $1.4 billion for the years ended December 31, 2010 and 2009, respectively. Our 2011 financial results were significantly impacted by the MDL Provision of $770 million (see "-Income Taxes" for a table which provides a reconciliation showing the $495 million after-tax impact to the net income attributable to MasterCard).
Our net revenues increased 21.2% in 2011 primarily due to the increased dollar volume of activity on cards carrying our brands and increased transactions. Recent acquisitions also contributed approximately 3 percentage points to revenue growth in 2011. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars had a favorable impact on net revenues of approximately 2 percentage points in 2011. Our net revenues increased 8.6% in 2010, primarily due to the increased dollar volume of activity on cards carrying our brands, pricing changes and increased transactions. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenue growth by approximately 1 percentage point in 2010.
Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenues. Our revenues are primarily impacted by the dollar volume of activity on cards and other devices that carry our brands, and the number of transactions. In 2011, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to 2010. In 2011, our processed transactions increased 18.3% and our volumes increased 16.1% on a local currency basis. This compares to increased processed transactions of 2.9% and increased volumes of 9.1% on a local currency basis in 2010. The net effects of pricing actions contributed approximately 2 percentage points to our net revenue growth in 2011. During 2010, net pricing actions contributed approximately 5 percentage points to our net revenue growth. These net pricing actions included the effects of price increases during 2009 and 2010, which were partially offset by an increase in related cross-border rebates and the repeal of pricing relating to our interim arrangement with the European Commission. Overall, net revenue growth for 2011 and 2010 was moderated by an increase in rebates and incentives relating to customer and merchant agreement activity. Rebates and incentives as a percentage of gross revenues were 24.9%, 26.7% and 24.1% in 2011, 2010 and 2009, respectively.
Our operating expenses increased 43.6% in 2011 compared to 2010 primarily due to the MDL Provision and greater general and administrative expenses, including higher personnel expenses to support the Company's strategic initiatives and personnel expenses related to recent acquisitions. Excluding the impact of the MDL Provision specifically identified in the reconciliation table included in "-Operating Expenses," operating expenses increased 16.0% in 2011 compared to 2010. The net impact of foreign currency relating to the translation of expenses from our functional currencies to U.S. dollars increased expenses by approximately 2 percentage points in 2011.
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
Our ratios of operating income as a percentage of net revenues, or operating margins, were 40.4%, 49.7% and 44.3% in 2011, 2010 and 2009, respectively. Excluding the impact of the MDL Provision in 2011, our operating margin was 51.9%. The effective income tax rates were 30.6%, 33.0% and 34.1% in 2011, 2010 and 2009, respectively.
On April 15, 2011, MasterCard acquired the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”), at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, with contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets were met. See Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of this Report. Through Access, MasterCard manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus.  Access enables us to offer end-to-end prepaid card solutions encompassing branded switching, issuer processing and program management services, primarily focused on the travel sector and in markets outside the United States.
On October 22, 2010 MasterCard acquired all the outstanding shares of DataCash Group plc (“DataCash”), a payment service provider with operations in Europe and Brazil, at a purchase price of 334 million U.K. pound sterling, or $534 million. DataCash provides e-Commerce merchants with the ability to process secure payments across the world. DataCash develops and provides outsourced electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels. DataCash also has a fraud solutions and technology platform. MasterCard believes the acquisition of DataCash will create a long-term growth platform in the e-Commerce category while enhancing existing MasterCard payment products and expanding its global presence in the internet gateway business.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39.6%, 41.6% and 42.4% of total net revenue in 2011, 2010 and 2009, respectively. No individual country, other than the United States, generated more than 10% of total revenues in any period, but differences in market growth, economic health, and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. The economies of the United States and numerous countries around the world were significantly impacted by this economic turmoil. More recently, countries have experienced credit ratings actions by ratings agencies, including several in Europe as well as the United States. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. For a full discussion see "Risk Factors - Business Risks - Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business" in Part I, Item 1A of this Report.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and Part I, Item 1A (Risk Factors) of this Report for further discussion.
MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia

Pacific and Latin American regions, we have now experienced several quarters of significant increases in dollar volume of activity on cards carrying our brands in those regions while in the United States and Europe we have recently experienced significant growth in dollar volume despite mixed economic indicators. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

Financial Results
Our operating results for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2011	2010	2009	2011	2010
	(in millions, except per share data, percentages and GDV amounts)
Revenues, net	$6,714	$5,539	$5,099	21.2%	8.6%
Operating Expenses:
General and administrative	2,196	1,857	1,942	18.3%	(4.4)%
Advertising and marketing	841	782	756	7.6%	3.5%
Provision for litigation settlement	770	—	—	**	**
Depreciation and amortization	194	148	141	31.1%	4.8%
Total operating expenses	4,001	2,787	2,839	43.6%	(1.8)%
Operating income	2,713	2,752	2,260	(1.4)%	21.8%
Total other income (expense)	33	5	(42)	**	**
Income before income taxes	2,746	2,757	2,218	(0.4)%	24.3%
Income tax expense	842	910	755	(7.6)%	20.5%
Net income	1,904	1,847	1,463	3.1%	26.3%
Loss (income) attributable to non-controlling interests	2	(1)	—	**	**
Net Income Attributable to MasterCard	$1,906	$1,846	$1,463	3.3%	26.2%
Basic Earnings per Share	$14.90	$14.10	$11.19	5.7%	26.0%
Basic Weighted Average Shares Outstanding	128	131	130	(2.2)%	0.7%
Diluted Earnings per Share	$14.85	$14.05	$11.16	5.7%	25.9%
Diluted Weighted Average Shares Outstanding	128	131	130	(2.2)%	0.8%
Effective Income Tax Rate	30.6%	33.0%	34.1%	**	**
Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions) [1]	$3,249	$2,723	$2,463	19.3%	10.7%
Processed transactions [2]	27,265	23,052	22,401	18.3%	2.9%
     ** Not meaningful.

1 The data for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard does not earn significant revenues.  GDV may be revised by MasterCard's customers after its original submission and these revisions may be material. GDV generated by Maestro and Cirrus cards is not included.

2 Represents total number of transactions processed by MasterCard and growth from the comparable periods.
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For 2011 as compared to 2010, the U.S. dollar weakened against both the euro and the Brazilian real. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net revenues and expenses by approximately 2 percentage points in 2011. For 2010 as compared to 2009, the U.S. dollar average exchange rates strengthened against the euro and weakened against the Brazilian real, which decreased revenues and expenses by approximately 1 percentage point.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus most non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. In 2011, GDV on a U.S. converted basis increased 19.3%, versus GDV growth on a local currency basis of 16.1%. In 2010, GDV on a U.S. converted basis increased 10.7%, versus GDV growth on a local currency basis of 9.1%. The Company attempts to manage these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 22 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.
Revenues
Revenue Descriptions
MasterCard’s business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ financial institutions) and acquirers (the merchants’ financial institutions). Our gross revenues are typically based on the volume of activity on cards and other devices that carry our brands, the number of transactions we process for our customers or the nature of other payment-related services we provide to our customers. Our revenues are based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro and Brazilian real.
We process transactions denominated in more than 150 currencies through our global system, providing cardholders with the ability to utilize, and merchants to accept, MasterCard cards across multiple country borders. We process most of the cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other smaller countries.
Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. A combination of the following factors determines the pricing:

•	Domestic or cross-border

•	Signature-based (credit and debit) or PIN-based (debit, including automated teller machine (“ATM”) cash withdrawals and retail purchases)

•	Tiered pricing, with rates decreasing as customers meet incremental volume/transaction hurdles

•	Geographic region or country

•	Retail purchase or cash withdrawal

•	Processed or not processed by MasterCard
In general, cross-border transactions generate higher revenue than domestic transactions since cross-border fees are higher than domestic fees, and in most cases also include fees for currency conversion.
We review our pricing and implement pricing changes on an ongoing basis. In addition, standard pricing varies among our regional businesses, and such pricing can be modified for our customers through incentive and rebate agreements.
The Company classifies its net revenues into the following five categories:

1.
Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on cards that carry our brands where the acquirer country and the issuer country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and is calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale. Market development fees are charged primarily to issuers and acquirers based on components of volume, and support our focus on building brand awareness and card activation, increasing purchase volumes, cross-

border card usage, and other general marketing purposes.

2.
Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the acquirer country and the issuer country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees charged to issuers for performing currency conversion services.

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

a.
Authorization refers to the process by which a transaction is routed to the issuer for approval and then a decision whether or not to approve the transaction is made by the issuer or, in certain circumstances such as when the issuer's systems are unavailable or cannot be contacted, by MasterCard or others on behalf of the issuer in accordance with either the issuer's instructions or applicable rules (also known as "stand-in"). Our standards, which may vary across regions, establish the circumstances under which merchants and acquirers must seek authorization of transactions. Fees for authorization are primarily paid by issuers.

b.
Clearing refers to the exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. MasterCard clears transactions among customers through our central and regional processing systems. MasterCard clearing solutions can be managed with minimal system development, which has enabled us to accelerate our customers' ability to develop customized programs and services. Fees for clearing are primarily paid by issuers.

c.
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

•
Program management services provided to prepaid card issuers.  This primarily includes foreign exchange margin, commissions, load fees, and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards. See Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

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

Revenue Analysis
In 2011 and 2010, gross revenues increased $1.4 billion and $841 million, or 18.2% and 12.5%, respectively. Revenue growth in 2011 was primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Revenue growth in 2010 was primarily due to increased dollar volume of activity on our cards carrying our brands, higher pricing and increased transactions. Rebates and incentives in 2011 and 2010 increased $202 and $401 million, or 10.0% and 24.8%, versus 2010 and 2009, respectively. Our net revenues in 2011 and 2010 increased 21.2% and 8.6% versus 2010 and 2009, respectively.
Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar volume of activity on cards and other devices carrying our brands. In 2011, our processed transactions increased 18.3% and our volumes increased 16.1% on a local currency basis. In 2010, our processed transactions increased 2.9% and our volumes increased 9.1% on a local currency basis. Recent acquisitions contributed approximately 3 percentage points to our net revenue growth in 2011. The effects of pricing actions implemented in 2011 and 2010 contributed approximately 2 percentage points to our net revenue growth for 2011. The pricing structure for our acquirer revenues from cross-border transactions was simplified in the fourth quarter of 2010. Pursuant to the previous structure, MasterCard charged a cross-border volume fee but provided a rebate if MasterCard was allowed to perform the currency conversion. Beginning in October 2010, if MasterCard performs the currency conversion, the cross-border volume fee charged is lower and no rebate is provided. This change had no impact on net revenues.
In 2010, pricing changes increased net revenues by approximately 5 percentage points. These net pricing changes primarily related to increases in cross-border volume fees, domestic assessments, and transaction processing fees, partially offset by approximately 3 percentage points attributable to increased cross-border rebates.  The net pricing change also included an approximately 1 percentage point decrease relating to the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report.
A significant portion of our revenue is concentrated among our five largest customers. In 2011, the net revenues from these customers were approximately $1.7 billion, or 26%, of total net revenues. The loss of any of these customers or their significant card programs could adversely impact our revenues and net income. See “Risk Factors - Business Risks - Additional consolidation or other changes in or affecting the banking industry could result in a loss of business for MasterCard and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See “Risk Factors - Business Risks - We face increasingly intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our revenue and profitability” in Part I, Item 1A of this Report.
The significant components of our net revenues for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2011	2010	2009	2011	2010
	(in millions, except percentages)
Domestic assessments	$3,246	$2,642	$2,382	22.9%	10.9%
Cross-border volume fees	2,094	1,927	1,509	8.7%	27.7%
Transaction processing fees	2,595	2,198	2,042	18.1%	7.6%
Other revenues	1,000	791	784	26.4%	1.0%
Gross revenues	8,935	7,558	6,717	18.2%	12.5%
Rebates and incentives (contra-revenues)	(2,221)	(2,019)	(1,618)	10.0%	24.8%
Net revenues	$6,714	$5,539	$5,099	21.2%	8.6%

Domestic assessments – There was an increase in domestic assessments of 22.9% and 10.9% during 2011 and 2010, respectively, primarily due to the following:

•
GDV increased 16.1% in 2011, when measured in local currency terms, and increased 19.3% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010. In 2010, GDV increased 9.1% when measured in local currency terms, and increased 10.7% when measured on a U.S. dollar-converted basis, versus 2009.

•	Pricing changes increased domestic assessments by approximately 5 and 4 percentage points for 2011 and 2010, respectively.

•
The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars favorably impacted domestic assessments revenue growth by approximately 2 percentage points in 2011, and impacted revenue growth by a minimal amount in 2010.

Cross-border volume fees – There was an increase in cross-border volume fees of 8.7% and 27.7% during 2011 and 2010, respectively, primarily due to the following:

•
Cross-border volumes increased 18.7% in 2011 when measured in local currency terms, and increased 24.2% when measured on a U.S. dollar-converted basis, versus the comparable periods in 2010. In 2010, cross-border volumes increased 15.2% when measured in local currency terms and increased 15.1% when measured on a U.S. dollar-converted basis.

•
Pricing changes reduced cross-border revenue by approximately 11 percentage points in 2011. This decrease was due to pricing changes related to the pricing structure change implemented in October 2010 and was partially offset by pricing increases implemented during 2010. In 2010, pricing changes represented approximately a net 13 percentage points of cross-border revenue growth. This increase included approximately 18 percentage points related to pricing changes implemented in October 2009, partially offset by a decrease due to the pricing structure change in October 2010. Furthermore, the October 2008 pricing changes which were repealed at the end of June 2009 as part of our interim arrangement with the European Commission had an approximate 2 percentage point negative impact on 2010 cross-border revenue growth.

•
The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars favorably impacted cross-border volume fees revenue growth by approximately 1 percentage point in 2011, and unfavorably impacted revenue growth by approximately 2 percentage points in 2010.

Transaction processing fees – There was an increase in transaction processing fees of 18.1% and 7.6% during 2011 and 2010, respectively, primarily due to the following:

•	Processed transactions increased 18.3% and 2.9% during 2011 and 2010, respectively.

•
The effects of connectivity fees and other non-switching transactions also contributed to the growth in transaction processing fees in 2011. The 2010 growth in transaction processing was partially offset from the effects of prior debit portfolio losses in the U.S. and U.K. Those debit portfolio losses impacted revenue to a lessor extent than the percentage decrease in the transactions due to the pricing of those products and portfolios.

•	Pricing changes in 2011 had a minimal impact on processed transactions fees, while in 2010, pricing changes implemented in April 2009 represented approximately 3 percentage points of the increase.

•
The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars favorably impacted transaction processing fees revenue growth by approximately 2 percentage points in 2011, and unfavorably impacted revenue growth by approximately 1 percentage point in 2010.

Other revenues – Other revenues increased 26.4% and 1.0% during 2011 and 2010, respectively, primarily due to the following:

•	Revenues from recent acquisitions contributed approximately 13 percentage points to the increase in 2011 without comparable revenues in 2010.

•	Increased consulting fees, fraud service fees and other payment-related services in 2011.

•	Pricing changes increased other revenues by approximately 3 percentage points in 2011 and had a minimal impact on 2010.

•
The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars favorably impacted other revenue growth by approximately 2 percentage points in 2011, and unfavorably impacted revenue growth by approximately 1 percentage point in 2010.

Rebates and incentives – Rebates and incentives increased 10.0% and 24.8% during 2011 and 2010, respectively. Rebates and incentives as a percentage of gross revenues were 24.9%, 26.7% and 24.1% in 2011, 2010 and 2009, respectively. The amount of rebates and incentives increased primarily due to the following:

•
In 2011 and 2010, higher rebates and incentives were driven by increased performance as well as certain new and renewed agreements. The Company intends to continue to enter into and maintain business agreements that provide rebates and incentives to certain customers and merchants.

•
Pricing changes reduced rebates and incentives growth by approximately 11 percentage points in 2011, primarily due to the pricing structure change implemented in October 2010, as discussed above under “- Cross-border volume fees." In 2010, an increase in cross-border rebates, referred to below, contributed approximately 10 percentage points to the increase in rebates and incentives, partially offset by the effects of the pricing structure change in October 2010. Cross-border pricing actions in October 2009 as discussed above under “- Cross-border volume fees”, included an increase to cross-border rebates to encourage certain behaviors of our customers.

•
The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars increased rebates and incentives by approximately 1 percentage point in 2011, and had a minimal impact on rebates and incentives in 2010.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses, and in 2011, the MDL Provision. Operating expenses increased $1.2 billion, or 43.6% in 2011, compared to 2010, primarily due to the $770 million MDL Provision and higher general and administrative expenses, including expenses related to recent acquisitions. Excluding the impact of the MDL Provision, operating expenses increased $445 million, or 16.0% in 2011 compared to 2010. The recent acquisitions contributed approximately 6 percentage points to the increase in operating expenses in 2011. In 2010, operating expenses decreased $52 million, or 1.8% compared to 2009, primarily due to lower general and administrative expenses, partially offset by increased advertising and marketing expenses.
The following table compares and reconciles operating expenses, excluding the MDL Provision, which is a non-GAAP financial measure, to the operating expenses including the MDL Provision, which is the most directly comparable GAAP measurement. Management believes this analysis facilitates understanding of our ongoing operating expenses and allows for a more meaningful comparison between periods.

	For the year ended December 31, 2011			For the year ended December 31, 2010			Percent Increase (Decrease)
	Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP	Actual	Non-GAAP
	(in millions, except percentages)
General and administrative	$2,196	$—	$2,196	$1,857	$—	$1,857	18.3%	18.3%
Advertising and marketing	841	—	841	782	—	782	7.6%	7.6%
Provision for litigation settlement	770	(770)	—	—	—	—	**	**
Depreciation and amortizaton	194	—	194	148	—	148	31.1%	31.1%
Total operating expenses	$4,001	$(770)	$3,231	$2,787	$—	$2,787	43.6%	16.0%

Total operating expenses as a percentage of net revenues	59.6%		48.1%	50.3%		50.3%
** Not meaningful
General and Administrative
General and administrative expenses increased $339 million, or 18.3% in 2011, compared to 2010, which included the increases related to recent acquisitions, primarily in personnel and other expenses. General and administrative expenses decreased $85 million, or 4.4% in 2010, compared to 2009. The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars increased general and administrative expenses by approximately 1 percentage point in 2011, and reduced general and administrative expenses by approximately 1 percentage point in 2010.

The major components of general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2011	2010	2009	2011	2010
	(in millions, except percentages)
Personnel	$1,453	$1,219	$1,365	19.2%	(10.7)%
Professional fees	235	204	158	15.4%	28.9%
Telecommunications	67	57	69	16.8%	(16.6)%
Data processing	104	90	86	15.7%	4.8%
Travel and entertainment	84	58	44	43.8%	31.7%
Other	253	229	220	10.8%	3.7%
General and administrative expenses	$2,196	$1,857	$1,942	18.3%	(4.4)%

•
Personnel expense increased 19.2% in 2011 compared to 2010. The increase was primarily due to higher salary costs, incentives and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives, including recent acquisitions. Personnel expense decreased 10.7% in 2010 compared to 2009. The decline was primarily due to lower severance expense of $100 million, due to a realignment of resources in 2009, lower pension and other retirement-related expenses, and lower share-based compensation expense, partially offset by higher short-term incentive compensation expense.

•
Professional fees consist primarily of third-party consulting services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. Professional fees increased 15.4% in 2011 versus 2010 primarily due to the legal costs related to regulatory developments, consulting expenses associated with recent acquisitions and other strategic initiatives. Professional fees increased 28.9% in 2010 versus 2009 driven by costs including the evaluation and execution of acquisitions, e-Commerce and other strategic initiatives.

•
Telecommunications and data processing expense consist of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•
Travel and entertainment expenses are incurred primarily for travel to customer and regional meetings, business development efforts and strategic initiatives. The 2011 increase in travel and entertainment expense versus 2010 was primarily due to higher travel costs from strategic initiatives and business development efforts. The 2010 increase in travel and entertainment versus 2009 was primarily due to business development efforts.

•
Other expenses include rental expense for our facilities, foreign exchange gains and losses, litigation settlements not related to the MDL Provision and other miscellaneous operating expenses. The 2011 increase in other expenses versus 2010 was primarily due to increased operational expenses in connection with the Company's strategic initiatives, including the recent acquisitions, partially offset by gains from foreign exchange risk management. The 2010 increase in other expenses versus 2009 was primarily due to foreign currency remeasurement and foreign exchange risk management related to the DataCash acquisition and the write-off of an uncollectible receivable.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $59 million, or 7.6% in 2011 mainly due to sponsorships and promotional initiatives. In 2010, advertising and marketing expenses increased $26 million, or 3.5% mainly due to customer-specific initiatives and sponsorships. The net impact of foreign currency relating to the translation of advertising and marketing expenses from our functional currencies to U.S. dollars increased advertising and marketing expenses by approximately 2 percentage points in 2011, and reduced advertising and marketing expense by 1 percentage point in 2010.

Provision for Litigation Settlement

As of December 31, 2011, the Company accrued $770 million related to the MDL Provision; the amount represents an estimate of the Company's financial liability that could result from a settlement based on progress in the mediation process. There were no comparable charges in 2010.  See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

Depreciation and Amortization

Depreciation and amortization expenses increased $46 million, or 31.1%, in 2011 versus 2010. The increases in depreciation and amortization expense reflected the amortization of intangible assets from recent acquisitions and increased investments in data center equipment for our global payments network.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The increase of total other income in 2011 versus 2010 of $28 million was primarily due to a decrease in the interest accretion on litigation settlements and an adjustment to the earnout related to the Company's recent acquisition of Access (see Note 2 (Acquisitions) to the consolidated financial statements included in Part II, Item 8 of this Report), partially offset by expenses from equity method investments. The increase of total other income in 2010 versus 2009 of $47 million, was primarily due to a decrease in interest expenses of $63 million resulting from a reduction in interest on litigation settlements and on uncertain tax positions.
Income Taxes
The effective income tax rates for the years ended December 31, 2011, 2010 and 2009 were 30.6%, 33.0% and 34.1%, respectively. The tax rate for 2011 was lower than the tax rate for 2010 primarily due to a more favorable geographic mix of earnings, including the tax benefit related to the MDL Provision, and the recognition of discrete adjustments in 2011 and 2010. The tax rate for 2010 was lower than the tax rate in 2009 primarily due to the 2010 impact of actual and anticipated repatriations from foreign subsidiaries, partially offset by discrete adjustments in 2010 and 2009.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	For the years ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income tax expense	$2,746		$2,757		$2,218

Federal statutory tax	961	35.0%	965	35.0%	776	35.0%
State tax effect, net of federal benefit	14	0.5%	19	0.7%	25	1.1%
Foreign tax effect, net of federal benefit	(133)	(4.9)%	(24)	(0.9)%	(22)	(1.0)%
Non-deductible expenses and other differences	34	1.2%	23	0.9%	(18)	(0.7)%
Tax exempt income	(3)	(0.1)%	(5)	(0.2)%	(6)	(0.3)%
Foreign repatriation	(31)	(1.1)%	(68)	(2.5)%	—	—%
Income tax expense	$842	30.6%	$910	33.0%	$755	34.1%

The Company's GAAP effective tax rate for 2011 was affected by the tax benefits related to the MDL Provision. Due to the non-recurring nature of this item, the Company believes that the calculation of the 2011 effective tax rate excluding the impact of the MDL Provision facilitates meaningful comparison of effective tax rates for 2011 and 2010.

	GAAP to Non-GAAP effective tax rate reconciliation
	For the year ended December, 31 2011
	Actual	MDL Provision	Non-GAAP
	(in millions, except percentages)
Income before income taxes	$2,746	$770	$3,516
Income tax expense	(842)	(275)	(1,117)
Loss attributable to non-controlling interests	2	—	2
Net income attributable to MasterCard	$1,906	$495	$2,401

Effective tax rate	30.6%		31.8%

During 2011, the Company's unrecognized tax benefits related to tax positions taken during the current and prior periods increased by $49 million. The increase in the Company's unrecognized tax benefits for 2011 is primarily due to judgments related to current year tax positions. As of December 31, 2011, the Company's unrecognized tax benefits related to positions taken during the current and prior period were $214 million, all of which would reduce the Company's effective tax rate if recognized.
In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”), received an incentive grant from the Singapore Ministry of Finance, at the recommendation of the Singapore Economic Development Board. See Note 19 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our potential litigation obligations. At December 31, 2011 and December 31, 2010, we had $4.9 billion and $3.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations.
In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during 2010. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion. During the year ended December 31, 2011, MasterCard repurchased a total of approximately 4.4 million shares for $1.1 billion at an average price of $258.92 per share of Class A common stock. These repurchased shares are considered treasury stock.

As of January 27, 2012, the cumulative repurchases by the Company under the share repurchase program totaled approximately 4.7 million shares of its Class A common stock for an aggregate cost of approximately $1.3 billion at an average price of $264.65 per share of Class A common stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions.
The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations. Cash and cash equivalents and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $1.8 billion and $1.1 billion at December 31, 2011 and 2010, respectively, or 37% and 28% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2011 outside of the United States (as disclosed in Note 19 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of this Report), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.

Our liquidity and access to capital could be negatively impacted by global credit market conditions and the outcome of any of the legal or regulatory proceedings to which we are a party. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A; Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report; and “-Business Environment ” in Part II, Item 7 of this Report for additional discussion of these and other risks facing our business. Additionally, our liquidity could be affected by the failure of customers to meet their settlement obligations. See Note 21 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2011	2010	2009
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,684	$1,697	$1,378
Net cash used in investing activities	(748)	(641)	(664)
Net cash (used in) provided by financing activities	(1,215)	19	(185)

The table below shows a summary of the balance sheet data at December 31:

	2011	2010	2009
	(in millions)
Balance Sheet Data:
Current assets	$7,741	$6,454	$5,003
Current liabilities	4,217	3,143	3,167
Long-term liabilities	599	478	791
Equity	5,877	5,216	3,512

Net cash provided by operating activities for the year ended December 31, 2011 was $2.7 billion versus $1.7 billion for the comparable period in 2010. Net cash provided by operating activities for the years ended December 31, 2011 was primarily due to net income and the increase in accrued litigation related to the $770 million MDL Provision, partially offset by litigation settlement payments of $303 million. Net cash provided by operating activities for the years ended December 31, 2010 was primarily due to net income, partially offset by litigation settlement payments.
Net cash used in investing activities for the year ended December 31, 2011 primarily related to purchases of investment securities, the acquisition of Access and expenditures for our global payments network, partially offset by net proceeds from sales and maturities of investment securities. Net cash used in investing activities for the year ended December 31, 2010 primarily related to the DataCash acquisition and expenditures for our global payments network, partially offset by net cash inflows from investment security activities.
Net cash used in financing activities for the year ended December 31, 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders. Net cash provided by financing activities for the year ended December 31, 2010 primarily related to the tax benefit from share based compensation, partially offset by dividend payments to our stockholders.
Dividends
On December 6, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 9, 2012 to holders of record on January 9, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $19 million.
On February 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on May 9, 2012 to holders of record on April 9, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $38 million.
Subject to legally available funds, we intend to continue to pay a quarterly cash dividend on our outstanding Class A common stock and Class B common stock. However, the declaration and payment of future dividends is at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, available cash and current and anticipated cash needs.

Credit Availability

On November 22, 2011, the Company extended its committed unsecured revolving credit facility, dated as of November 22, 2010 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is November 21, 2014. The available funding under the Credit Facility will remain at $2.75 billion through November 22, 2013 and then decrease to $2.35 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company's option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at December 31, 2011 and 2010.

Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At December 31, 2011, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility at December 31, 2011 and 2010. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

On November 4, 2009, the Company filed a universal shelf registration statement to provide additional access to capital, if needed.  Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock or Class A common stock in one or more offerings.

Off-Balance Sheet Arrangements

Other than settlement guarantees issued in the normal course of business, it is not our business practice to enter into off-balance sheet arrangements, see Note 21 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report. MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented below in the future obligations table.

Future Obligations

The following table summarizes our obligations as of December 31, 2011 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total [6]	2012	2013-2014	2015-2016	2017 and thereafter
			(in millions)
Capital leases [1]	$51	$6	$45	$—	$—
Operating leases [2]	94	22	31	22	19
Sponsorship, licensing and other [3,4,5]	600	314	207	73	6
Total	$745	$342	$283	$95	$25

1.
Mostly related to certain property, plant and equipment. The capital lease for the global technology and operations center located in O’Fallon, Missouri has been excluded from this table, see Note 8 (Property, Plant and Equipment) to the consolidated financial statements included in Part II, Item 8 of this Report. There is a capital lease for the Kansas City, Missouri co-processing data center.

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

3.
Amounts primarily relate to sponsorships with certain organizations to promote the MasterCard brand. The amounts included are fixed and non-cancelable. In addition, these amounts include amounts due in accordance with merchant agreements for future marketing, computer hardware maintenance, software licenses and other service agreements. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are indeterminable and contingent until such time as performance has occurred. MasterCard has accrued $889 million as of December 31, 2011 related to customer and merchant agreements.

4.
Includes current liability of $2 million relating to the accounting for uncertainty in income taxes. Due to the high degree of uncertainty regarding the timing of the non-current liabilities for uncertainties in income taxes, we are unable to make reasonable estimates of the period of cash settlements with the respective taxing authority.

5.	Includes current liability of $4 million relating to amounts due in accordance with litigation and regulatory settlements.

6.
The table does not include the $770 million accrued as of December 31, 2011 related to the MDL Provision; the accrual is an estimate of the Company's financial liability that could result from a settlement based on progress in the mediation process.  See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

Seasonality

Our fourth quarter results typically include higher customer and merchant incentives, which are recorded as contra-revenue, due to higher contract renewal activity and increased purchase volume and promotional activity related to the holiday shopping period, generally reducing our net revenue.  The fourth quarter also generally includes increased advertising and marketing expenses, primarily due to promotional activity related to the holiday shopping period and the timing of advertising and promotional campaigns.

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

Revenue Recognition

Domestic assessments require an estimate of our customers' quarterly GDV or GEV to recognize quarterly domestic assessments.

In 2011, domestic assessments included an estimate representing 14% and 7% of total domestic assessments and total net revenues, respectively. Domestic assessments included an estimate representing 13% and 6% of total domestic assessments and total net revenues in both 2010 and 2009.

Our revenue recognition policies are fully described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements in Part II, Item 8 of this Report.

Customers' GDV and GEV are estimated by using historical performance, transactional information accumulated from our systems and discussions with our customers.

Such estimates are subsequently validated against the GDV or GEV reported by our customers. Differences are adjusted in the period the customer reports.

If customers' actual performance is not consistent with our estimates of their performance, realized revenues may be materially different than initially estimated. Historically, our estimates have differed from the actual performance by less than 5% of the estimates on a quarterly basis.

Rebates and incentives are generally recorded as contra-revenue based on our estimate of each customer's performance in a given period and according to the terms of the related customer agreements. Examples of the customer performance items requiring estimation include GDV or GEV, transactions, issuance of new cards, launch of new programs or the execution of marketing programs.

In addition, certain customer agreements include prepayment of rebates and incentives. Amortization of prepayments and other assets may be on the straight-line basis over the life of the agreement or based on customer performance depending on the terms of the related customer agreements.

Our estimates of each customer's performance are based on historical customer performance, transactional information accumulated from our systems and discussions with our customers.

Such estimates are subsequently validated by information reported by our customers. Differences are adjusted in the period the customer reports.
If customers' actual performance is not consistent with our estimates of their performance, contra-revenues may be materially different than initially estimated.

Financial Statement Caption/Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. Except as described in Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements in Part II, Item 8 of this Report, MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects.

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
	Through our interpretation of local tax regulations, adjustments to pretax income for income earned in various tax jurisdictions are reflected within various tax filings.	Although we believe that our estimates and judgments discussed herein are reasonable, actual results may be materially different than the estimated amounts.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.	We consider projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.
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

We consider all relevant facts and current authorities in the tax law in assessing whether any benefit resulting from an uncertain tax position was more likely than not to be sustained and, if so, how current law impacts the amount reflected within these financial statements.

If upon examination, we realize a tax benefit which is not fully sustained or is more favorably sustained, this would decrease or increase earnings in the period. In certain situations, the Company will have offsetting tax credits or taxes in other jurisdictions.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations.	We consider business plans, planning opportunities, and expected future outcomes in assessing the needs for future expansion and support of our international operations.	If our business plans change or our future outcomes differ from our expectations, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Financial Statement Caption/Critical Accounting Estimate	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Asset Impairment Analyses

Prepaid Customer and Merchant Incentives
We prepay certain customer and merchant business incentives. In the event of customer or merchant business failure, these incentives may not have future economic benefits for our business.

Impairment analysis is performed quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The impairment analysis for each customer requires an estimation of our customer's future performance and an assessment of the agreement terms to determine the future net cash flows expected from the customer agreement.
Our estimates of customer performance are based on historical customer performance, discussions with our customer and our expectations for the future.
If events or changes in circumstances occur, additional impairment charges related to our prepaid customer and merchant incentives may be incurred. The carrying value of prepaid customer and merchant incentives was $471 million at December 31, 2011.

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

When performing our annual goodwill impairment test, we utilize a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount and whether it is necessary to perform the two-step goodwill impairment test.  In performing the qualitative assessment, we consider relevant events and conditions, including but not limited to, macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, and fair value history.

When reviewing intangible assets with finite lives for potential impairment, we exercise significant judgment using internally generated data to estimate future cash flows.

If market conditions or business conditions change in the future, we may be exposed to impairment charges associated with goodwill and/or intangible assets. The net carrying value of goodwill and intangible assets, excluding capitalized software, was $1.4 billion, including $189 million of unamortizable customer relationships, as of December 31, 2011.

We determined that the majority of our customer relationships, which are intangible assets, have indefinite lives. In addition to the impairment testing noted above, we assess the appropriateness of that indefinite life annually.
	We use internal data and estimates regarding changes in our customer relationships and future cash flows to assess the indefinite life and assess fair value.	If a definite life is deemed to be more appropriate, it would require amortization of the customer relationships which would result in a reduction of future net income.

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
Fair value measurement and disclosure - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy") and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a "gross" basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company's financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a "gross" basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company's financial position or results of operations.
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
Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, a new accounting standard was issued that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company adopted this accounting standard effective January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.
Impairment testing for goodwill - In December 2010, a new accounting standard was issued that requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted.  The Company adopted this accounting standard on January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.
In September 2011, a new accounting standard was issued that is intended to simplify how an entity tests goodwill for impairment. Entities are permitted to perform a qualitative assessment of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standard effective October 1, 2011. The adoption did not have an impact on the Company's financial position or results of operations.
Business combinations - In December 2010, a new accounting standard was issued that requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented.  The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  The Company adopted this accounting standard on January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.
Comprehensive income - In June 2011, a new accounting standard was issued that amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, a new accounting standard was issued that indefinitely defers the effective date for the requirement to present the reclassification of items from comprehensive income to net income. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt the revised accounting standards effective January 1, 2012, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. There were no material changes in our market risk exposures at December 31, 2011 as compared to December 31, 2010. The Wall Street Reform and Consumer Protection Act includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company's financial position or results of operations.

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

As of December 31, 2011, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$21	$—	$38	$1
Commitments to sell foreign currency	279	2	148	(2)

1 Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is limited to the typical one business day time-frame between setting the foreign exchange rates and clearing the financial transactions and by confining the supported settlement currencies to the U.S. dollar or one of 17 other transaction currencies. The remaining 133 transaction currencies are settled in one of the supported settlement currencies or require local settlement netting arrangements that minimize our foreign exchange exposure.

Interest Rate Risk

Our interest rate sensitive assets are our investments in debt securities, which we generally hold as available-for-sale investments. Our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. The fair value and maturity distribution of the Company's available for sale investments as of December 31 was as follows:

					Maturity
			(in millions)		(in millions)
			Fair Market Value at December 31, 2011							2017 and there- after
Financial Instrument	Summary Terms				2012	2013	2014	2015	2016
Municipal securities	Fixed / Variable Interest		$393		$109	$74	$62	$59	$40	$49
Corporate securities	Fixed / Variable Interest		325		146	91	88	—	—	—
U.S. Government and Agency securities	Fixed / Variable Interest		205		176	15	3	4	3	4
Taxable short-term bond funds	Fixed / Variable Interest	[1]	203	[1]	—	—	—	—	—	—
Asset-backed securities	Fixed / Variable Interest		69		43	24	2	—	—	—
Auction rate securities	Variable Interest		70		—	—	—	—	—	70
Other	Fixed / Variable Interest		20		16	4	—	—	—	—
Total			$1,285		$490	$208	$155	$63	$43	$123

1 Short-term bond funds of $203 million have no contractual maturity.

					Maturity
			(in millions)		(in millions)
			Fair Market Value at December 31, 2010							2016 and there- after
Financial Instrument	Summary Terms				2011	2012	2013	2014	2015
Municipal securities	Fixed Interest		$315		$8	$33	$93	$69	$55	$57
Short-term bond funds	Fixed / Variable Interest	[1]	516	[1]	—	—	—	—	—	—
Auction rate securities	Variable Interest		106		—	—	—	—	—	106
Total			$937		$8	$33	$93	$69	$55	$163

1 Short-term bond funds of $516 million have no contractual maturity.

At December 31, 2011, we have a credit facility which provides liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. We had no borrowings under this facility at December 31, 2011 or 2010. See Note 13 (Debt) to the consolidated financial statements in Part II, Item 8 of this Report for additional information.

Equity Price Risk

The Company did not have significant equity price risk as of December 31, 2011 and 2010.

Item 8.     Financial Statements and Supplementary Data

MASTERCARD INCORPORATED

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard's internal control over financial reporting as of December 31, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control - Integrated Framework. Management has concluded that, based on its assessment, MasterCard's internal control over financial reporting was effective as of December 31, 2011. The effectiveness of MasterCard's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York
February 16, 2012

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,734	$3,067
Investment securities available-for-sale, at fair value	1,215	831
Investment securities held-to-maturity	—	300
Accounts receivable	808	650
Settlement due from customers	601	497
Restricted security deposits held for customers	636	493
Prepaid expenses and other current assets	404	400
Deferred income taxes	343	216
Total Current Assets	7,741	6,454
Property, plant and equipment, at cost, net of accumulated depreciation	449	439
Deferred income taxes	88	5
Goodwill	1,014	677
Other intangible assets, net of accumulated amortization	665	530
Auction rate securities available-for-sale, at fair value	70	106
Investment securities held-to-maturity	36	36
Other assets	630	590
Total Assets	$10,693	$8,837
LIABILITIES AND EQUITY
Accounts payable	$360	$272
Settlement due to customers	699	636
Restricted security deposits held for customers	636	493
Obligations under litigation settlements	4	298
Accrued litigation	770	—
Accrued expenses	1,610	1,315
Other current liabilities	138	129
Total Current Liabilities	4,217	3,143
Deferred income taxes	113	74
Other liabilities	486	404
Total Liabilities	4,816	3,621
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 132,771,392 and 129,436,818 shares issued and 121,618,059 and 122,696,228 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 5,245,676 and 8,202,380 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,519	3,445
Class A treasury stock, at cost, 11,153,333 and 6,740,590 shares, respectively	(2,394)	(1,250)
Retained earnings	4,745	2,915
Accumulated other comprehensive (loss) income:
Cumulative foreign currency translation adjustments	30	105
Defined benefit pension and other postretirement plans, net of tax	(32)	(12)
Investment securities available-for-sale, net of tax	—	2
Total accumulated other comprehensive (loss) income	(2)	95
Total Stockholders’ Equity	5,868	5,205
Non-controlling interests	9	11
Total Equity	5,877	5,216
Total Liabilities and Equity	$10,693	$8,837

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Revenues, net	$6,714	$5,539	$5,099
Operating Expenses
General and administrative	2,196	1,857	1,942
Advertising and marketing	841	782	756
Provision for litigation settlement	770	—	—
Depreciation and amortization	194	148	141
Total operating expenses	4,001	2,787	2,839
Operating income	2,713	2,752	2,260
Other Income (Expense)
Investment income	52	57	58
Interest expense	(25)	(52)	(115)
Other income (expense), net	6	—	15
Total other income (expense)	33	5	(42)
Income before income taxes	2,746	2,757	2,218
Income tax expense	842	910	755
Net income	1,904	1,847	1,463
Loss (income) attributable to non-controlling interests	2	(1)	—
Net Income Attributable to MasterCard	$1,906	$1,846	$1,463

Basic Earnings per Share	$14.90	$14.10	$11.19
Basic Weighted Average Shares Outstanding	128	131	130
Diluted Earnings per Share	$14.85	$14.05	$11.16
Diluted Weighted Average Shares Outstanding	128	131	130

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Operating Activities
Net income	$1,904	$1,847	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	148	141
Share based payments	80	63	88
Stock units withheld for taxes	(33)	(126)	(28)
Tax benefit for share based compensation	(12)	(85)	(39)
Accretion of imputed interest on litigation settlements	5	35	86
Deferred income taxes	(175)	248	337
Other	14	6	5
Changes in operating assets and liabilities:
Accounts receivable	(162)	(115)	122
Income taxes receivable	—	(50)	190
Settlement due from customers	(114)	(61)	54
Prepaid expenses	27	(48)	(113)
Obligations under litigation settlements	(303)	(603)	(939)
Accrued litigation	770	—	—
Accounts payable	67	(19)	34
Settlement due to customers	74	186	(66)
Accrued expenses	296	265	82
Net change in other assets and liabilities	52	6	(39)
Net cash provided by operating activities	2,684	1,697	1,378
Investing Activities
Acquisition of business, net of cash acquired	(460)	(498)	(3)
Purchases of property, plant and equipment	(77)	(61)	(57)
Capitalized software	(100)	(90)	(83)
Purchases of investment securities available-for-sale	(899)	(329)	(333)
Purchases of investment securities held-to-maturity	—	—	(300)
Proceeds from sales of investment securities available-for-sale	485	297	98
Proceeds from maturities of investment securities available-for-sale	63	110	36
Proceeds from maturities of investment securities held-to-maturity	300	—	—
Investment in nonmarketable equity investments	(74)	(67)	(18)
Other investing activities	14	(3)	(4)
Net cash used in investing activities	(748)	(641)	(664)
Financing Activities
Purchases of treasury stock	(1,148)	—	—
Payment of debt	(21)	—	(149)
Dividends paid	(77)	(79)	(79)
Tax benefit for share based compensation	12	85	39
Investment in (redemption of) non-controlling interest	—	2	(5)
Cash proceeds from exercise of stock options	19	11	9
Net cash (used in) provided by financing activities	(1,215)	19	(185)
Effect of exchange rate changes on cash and cash equivalents	(54)	(63)	21
Net increase in cash and cash equivalents	667	1,012	550
Cash and cash equivalents - beginning of period	3,067	2,055	1,505
Cash and cash equivalents - end of period	$3,734	$3,067	$2,055

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2008	$1,932	$(236)	$109	$—	$—	$3,304	$(1,250)	$5
Redemption of non-controlling interest	(5)	—	—	—	—	—	—	(5)
Investment in majority owned entity	8	—	—	—	—	—	—	8
Net income	1,463	1,463	—	—	—	—	—	—
Other comprehensive income, net of tax	85	—	85	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(79)	(79)	—	—	—	—	—	—
Share based payments	88	—	—	—	—	88	—	—
Stock units withheld for taxes	(28)	—	—	—	—	(28)	—	—
Tax benefit for share based compensation	39	—	—	—	—	39	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	9	—	—	—	—	9	—	—
Balance at December 31, 2009	3,512	1,148	194	—	—	3,412	(1,250)	8
Investment in majority owned entity	2	—	—	—	—	—	—	2
Net income	1,847	1,846	—	—	—	—	—	1
Other comprehensive loss, net of tax	(99)	—	(99)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(79)	(79)	—	—	—	—	—	—
Share based payments	63	—	—	—	—	63	—	—
Stock units withheld for taxes	(126)	—	—	—	—	(126)	—	—
Tax benefit for share based compensation	85	—	—	—	—	85	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	11	—	—	—	—	11	—	—
Balance at December 31, 2010	5,216	2,915	95	—	—	3,445	(1,250)	11
Net income (loss)	1,904	1,906	—	—	—	—	—	(2)
Other comprehensive loss, net of tax	(97)	—	(97)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(76)	(76)	—	—	—	—	—	—
Purchases of treasury stock	(1,148)	—	—	—	—	—	(1,148)	—
Issuance of treasury stock for share based compensation	—	—	—	—	—	(4)	4	—
Share based payments	80	—	—	—	—	80	—	—
Stock units withheld for taxes	(33)	—	—	—	—	(33)	—	—
Tax benefit for share based compensation	12	—	—	—	—	12	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Exercise of stock options	19	—	—	—	—	19	—	—
Balance at December 31, 2011	$5,877	$4,745	$(2)	$—	$—	$3,519	$(2,394)	$9

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Net Income	$1,904	$1,847	$1,463
Other comprehensive (loss) income:
Foreign currency translation adjustments	(75)	(107)	37

Defined benefit pension and postretirement plans	(31)	5	45
Income tax effect	11	(2)	(17)
	(20)	3	28

Investment securities available-for-sale	(11)	17	33
Income tax effect	4	(6)	(12)
	(7)	11	21

Reclassification adjustment for investment securities available-for-sale	8	(9)	(2)
Income tax effect	(3)	3	1
	5	(6)	(1)

Other comprehensive (loss) income, net of tax	(97)	(99)	85
Comprehensive Income	1,807	1,748	1,548
Loss (income) attributable to non-controlling interests	2	(1)	—
Comprehensive Income Attributable to MasterCard	$1,809	$1,747	$1,548

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Organization

MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a global payments and technology company that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks.  MasterCard primarily (1) offers a wide range of payment solutions, which enable its customers (which include financial institutions and other entities that act as “issuers” and “acquirers”) to develop and implement credit, debit, prepaid and related payment programs for its customers (which include individual consumers, businesses and government entities); (2) manages a family of well-known, widely-accepted payment brands, including MasterCard®, Maestro® and Cirrus®, which it licenses to its customers for use in their payment programs; (3) processes payment transactions over the MasterCard Worldwide Network; and (4) provides support services to its customers and, depending upon the service, merchants and other clients.
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
The Company is a variable interest holder in certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack the ability to control the entity's activities (referred to as VIEs). These variable interests arise from contractual, ownership or other monetary interests in the entities. The Company consolidates a VIE if it is the primary beneficiary, defined as the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an on-going basis. Investments in variable interest entities for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments. See Note 14 (Consolidation of Variable Interest Entity) for further discussion.
Non-controlling interests represent the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interests. Non-controlling interests are reported as a component of equity. In addition, changes in a parent's ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.
The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds between 20% and 50% ownership in the entity. The excess of the cost over the underlying net equity of investments accounted for under the equity method is allocated to identifiable tangible and intangible assets and liabilities based on fair values at the date of acquisition. The amortization of the excess of the cost over the underlying net equity of investments and MasterCard's share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for investments under the cost method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the common stock of the entity. In addition, investments in flow-through entities such as limited partnerships and limited liability companies are also accounted for under the equity method when the investment ownership percentage is equal to or greater than 5% of the outstanding ownership interest, regardless of whether the Company has significant influence over the investee. When the interest in the partnership is less than 5% and the Company has no significant influence over the operation of the investee, the cost method is used. Investments for which the equity method or cost method of accounting are used are recorded in other assets on the consolidated balance sheet.
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management has established detailed policies and control procedures to ensure the methods used to make estimates are well controlled and applied

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consistently from period to period. Actual results may differ from these estimates.
Fair value - The Company measures certain financial assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy") and discloses the significant assumptions utilized in measuring all of its assets and liabilities at fair value.
The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are as follows:

▪	Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪
Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3-inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. As the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy. See Note 5 (Fair Value) for information about methods and assumptions. The Company has not elected to apply the fair value option to its eligible financial assets and liabilities.
Cash and cash equivalents - Cash and cash equivalents include certain investments with daily liquidity or with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash - The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage. Restrictions may include legally restricted deposits, contracts entered into with others, or the Company's statements of intention with regard to particular deposits.
Investment securities - The Company classifies investments in debt securities as held-to-maturity or available-for-sale and classifies investments in equity securities as available-for-sale or trading. Available-for-sale securities that are available to meet the Company's current operational needs are classified as current assets. Available-for-sale securities that are not available to meet the Company's current operational needs are classified as non-current assets.
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
The fair values of the Company's short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy. The fair values of the Company's available-for-sale municipal securities, U.S. Government and Agency securities, corporate securities, asset-backed securities and other fixed income securities are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The fair value determination for the Company's Auction Rate Securities ("ARS") is based primarily on an income approach and is therefore included in Level 3 of the Valuation Hierarchy. See Note 5 (Fair Value) and Note 6 (Investment Securities) for additional disclosures related to the fair value standard.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has incorporated the considerations of guidance pertaining to determining the fair value of financial assets in inactive markets in its assessment of the fair value of its ARS as of December 31, 2011 and 2010. The guidance provides consideration of how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. See Note 5 (Fair Value) for further detail.
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
Settlement due from/due to customers - The Company operates systems for clearing and settling payment transactions among MasterCard customers. Net settlements are generally cleared daily among customers through settlement cash accounts by wire transfer or other bank clearing means. However, some transactions may not settle until subsequent business days, resulting in amounts due from and due to MasterCard customers.
Restricted security deposits held for MasterCard customers - MasterCard requires collateral from certain customers for settlement of their transactions. The majority of collateral for settlement is typically in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet. Additionally, MasterCard holds cash deposits and certificates of deposit from certain customers of MasterCard as collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet.
Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the related estimated useful lives of the assets, generally ranging from two to five years. Amortization of leasehold improvements is generally computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the related leases. Capital leases are amortized using the straight-line method over the lives of the leases. Depreciation on buildings is calculated using the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements and capital leases is included in depreciation expense.
Leases - The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to lease agreements which contain lease incentives is recorded on a straight-line basis.
Business combinations - The Company accounts for businesses acquired in business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. Acquisition-related costs are expensed separately from the business combination and are included in general and administrative expenses. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill.
Goodwill - Goodwill represents the excess of cost over net assets acquired in connection with the acquisition of businesses accounted for as business combinations. See Note 9 (Goodwill) for additional information on the Company's goodwill.
Intangible assets - Intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets, which have finite lives, and customer relationships which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives, which range from one to ten years, under the straight-line method. Capitalized software includes internal costs incurred for payroll and payroll related expenses directly related to the design, development and testing phases of each capitalized software project.
Treasury stock - The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders' equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Litigation - The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. Except

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as described in Note 18 (Obligations Under Litigation Settlements) and Note 20 (Legal and Regulatory Proceedings), MasterCard does not believe that any legal or regulatory proceedings to which it is a party would have a material adverse impact on its business or prospects. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company's judgments. Legal costs are expensed as incurred and recorded in general and administrative expenses.
Settlement and other risk management - MasterCard has global risk management policies and procedures, which include risk standards to provide a framework for managing the Company's settlement exposure. Settlement risk is the legal exposure due to the difference in timing between the payment transaction date and subsequent settlement. MasterCard's rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro-branded transactions between its customers. The term and amount of the guarantee are unlimited. Settlement exposure under the guarantee is short term and typically limited to a few days. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables. Subject to approval by the Company's Board of Directors, customers may be charged for the amount of any settlement losses incurred during the ordinary activities of the Company. MasterCard has also guaranteed the payment of MasterCard-branded travelers cheques, which are no longer being issued, in the event of issuer default. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. The Company may also have other guarantee obligations in the course of its business. The Company accounts for each of its guarantees issued or modified after December 31, 2002, the adoption date of the relevant accounting standard, by recording the guarantee at its fair value at the inception or modification of the guarantee through earnings. To the extent that a guarantee is significantly modified subsequent to the inception of the guarantee, the Company remeasures the fair value of the guarantee at the date of modification through earnings.
The Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company's obligations under these agreements depends entirely upon the occurrence of future events, the Company's potential future liability under these agreements is not determinable. See Note 5 (Fair Value) and Note 21 (Settlement and Other Risk Management).
Derivative financial instruments - The Company accounts for all derivatives, whether designated in hedging relationships or not, by recording them on the balance sheet at fair value in other assets and other liabilities, regardless of the purpose or intent for holding them. The Company's foreign exchange forward contracts are included in level 2 of the Valuation Hierarchy as the fair value of these contracts are based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2011 and 2010.
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed as separate line items or are included in other current liabilities on the consolidated balance sheet. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including all significant uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet.
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
Revenue recognition - Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenues are generally based upon transactional information accumulated by our systems or reported by our customers. The Company's revenues are

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on the volume of activity on cards that carry the Company's brands, the number of transactions processed or the nature of other payment-related services.
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
MasterCard has business agreements with certain customers that provide for fee rebates when the customers meet certain volume hurdles as well as other support incentives such as marketing, which are tied to performance. Rebates and incentives are recorded as a reduction of revenue in the same period as the revenue is earned or performance has occurred. Rebates and incentives are calculated on a monthly basis based upon estimated performance and the terms of the related business agreements. In addition, MasterCard may incur costs directly related to entering into such an agreement, which are deferred and amortized over the life of the agreement.
Pension and other postretirement plans - Compensation cost of an employee's pension benefit is recognized in general and administrative expenses on the projected unit credit method over the employee's approximate service period. The unit credit cost method is utilized for funding purposes.
The Company recognizes the overfunded or underfunded status of its single-employer defined benefit plan or postretirement plan as an asset or liability in its balance sheet and recognizes changes in the funded status in the year in which the changes occur through comprehensive income. The Company also measures the funded status of a plan as of the date of its year-end balance sheet.
Share based payments - The Company recognizes the fair value of all share-based payments to employees in its financial statements. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate. The Company recognizes a realized tax benefit associated with dividends on certain equity shares and options as an increase to additional paid-in capital.  The benefit is included in the pool of excess tax benefits available to absorb potential future tax liabilities on share based payment awards.
Advertising expense - The cost of media advertising is expensed when the advertising takes place. Advertising production costs are expensed as incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit based on the estimated value of certain events.
Foreign currency remeasurement and translation - The Company's functional currencies include the U.S. dollar, the euro, the Brazilian real, the Australian dollar, and the U.K. pound sterling. For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates, and revenue and expense accounts are remeasured at a weighted average exchange rate for the period. Resulting exchange gains and losses related to remeasurement are included in general and administrative expenses in the consolidated statement of operations.
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
Earnings per share - The Company calculates earnings per share using the two-class method. The two-class method clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share. The dilutive effect of incremental common stock equivalents is reflected in diluted earnings per share by the application of the treasury stock method. See Note 3 (Earnings Per Share) for further detail.
Impairment of assets - The Company regularly reviews investments accounted for under the cost and equity methods for

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity's cash flows and capital needs, and the viability of the business model.
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
The Company tests its goodwill for impairment annually in the fourth quarter, or sooner if indicators of impairment exist. The impairment evaluation utilizes a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount and whether it is necessary to perform the two-step goodwill impairment test. If, after performing the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it would be necessary to use the two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The two-step test is not necessary if, after performing the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statement of operations.
The Company reviews intangible assets with finite lives for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment losses are recognized when the expected undiscounted cash flows of an asset group are less than the carrying value. Impairment charges are recorded in general and administrative expense on the consolidated statement of operations. Intangible assets with indefinite lives are tested for impairment annually in the fourth quarter, or sooner if indicators of impairment exist. Impairment exists if the fair value of the indefinite-lived intangible asset is less than carrying value. See Note 10 (Other Intangible Assets) for further detail on impairment charges and other information regarding intangible assets.
Recent accounting pronouncements
Revenue arrangements with multiple deliverables - In September 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables were amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable, even though such deliverables may not be sold separately either by the company itself or other vendors. The new accounting standard eliminates (i) the residual method of revenue allocation and (ii) the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The Company adopted the revised accounting standard effective January 1, 2011 via prospective adoption. The adoption did not have an impact on the Company's financial position or results of operations.
Fair value measurement and disclosure - The Company measures certain assets and liabilities at fair value on a recurring basis by estimating the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy") and discloses the significant assumptions utilized in measuring assets and liabilities at fair value. In January 2010, fair value disclosure requirements were amended to require detailed disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010 and disclosures regarding purchases, sales, issuances, and settlements on a "gross" basis within the Level 3 (of the Valuation Hierarchy) reconciliation effective January 1, 2011. The Company adopted the new guidance for disclosures about transfers to and from Level 1 and 2 of the Valuation Hierarchy effective January 1, 2010. The adoption did not have an impact on the Company's financial position or results of operations. The Company adopted the guidance that requires disclosure of a reconciliation of purchases, sales, issuances, and settlements on a "gross" basis within Level 3 (of the Valuation Hierarchy) effective January 1, 2011, as required, and the adoption did not have an impact on the Company's financial position or results of operations.
In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, a new accounting standard was issued that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company adopted this accounting standard effective January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.
Impairment testing for goodwill - In December 2010, a new accounting standard was issued that requires Step 2 of the goodwill impairment test to be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2010, with no early adoption permitted.  The Company adopted this accounting standard on January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.
In September 2011, a new accounting standard was issued that is intended to simplify how an entity tests goodwill for impairment. Entities are permitted to perform a qualitative assessment of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standard effective October 1, 2011. The adoption did not have an impact on the Company's financial position or results of operations.
Business combinations - In December 2010, a new accounting standard was issued that requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, only when comparative financial statements are presented.  The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  The Company adopted this accounting standard on January 1, 2011, and the adoption did not have an impact on the Company's financial position or results of operations.

Comprehensive income - In June 2011, a new accounting standard was issued that amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, a new accounting standard was issued that indefinitely defers the effective date for the requirement to present the reclassification of items from comprehensive income to net income. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt the revised accounting standards effective January 1, 2012, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.

Note 2. Acquisitions

Acquisition of Card Program Management Operations

On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, and contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, if certain performance targets were met.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Access manages and delivers consumer and corporate prepaid travel cards through business partners around the world, including financial institutions, retailers, travel agents and foreign exchange bureaus.  The acquisition of Access enables the Company to offer end-to-end prepaid card solutions encompassing branded switching, issuer processing, and program management services, primarily focused on the travel sector and in markets outside the United States.

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

The "earn-out" was based on Access revenues in 2011. The potential undiscounted amount of all future payments that MasterCard could have been required to pay the former owners of Access under the earn-out arrangement was between nothing and 35 million U.K. pound sterling, or approximately $57 million. As of June 30, 2011, the Company recognized 6 million U.K. pound sterling, or approximately $9 million, and included the amount of the earn-out in current liabilities. The fair value of the earn-out arrangement was estimated by applying a probability-weighted income approach. The full year revenues for 2011 did not meet the requirements for payment of the earn-out and therefore the liability was eliminated and the Company recorded other income of $9 million in 2011. As of December 31, 2011, the Access long-term business plan was generally consistent with original expectations from the time of the acquisition.

Intangible assets consist of customer relationships, developed technologies and tradenames, which have useful lives ranging from 1.5 to 10 years. See Note 10 (Other Intangible Assets). The following table summarizes the fair value of the acquired intangible assets:

	Fair Value at April 15, 2011	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$132	8
Developed technologies	17	4
Tradenames	15	6
Total intangible assets	$164

In connection with the acquisition, the Company recognized $6 million of acquisition-related expenses, which consisted primarily of professional fees related to completing the transaction. The Company recognized $2 million and $4 million during the years ended December 31, 2011 and 2010, respectively. These amounts were included in general and administrative expenses. The consolidated financial statements include the operating results of Access from the date of the acquisition.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition of DataCash Group plc

On August 19, 2010, MasterCard entered into an agreement to acquire all the outstanding shares of DataCash Group plc ("DataCash"), a European payment service provider. Pursuant to the terms of the acquisition agreement, the Company acquired DataCash on October 22, 2010 at a purchase price of 334 million U.K. pound sterling, or $534 million. There was no contingent consideration related to the acquisition.

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

Purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on October 22, 2010, the acquisition date. The excess of purchase consideration over net assets acquired was recorded as goodwill. The Company expects value from expanding the Company's e-Commerce payment and related electronic payments solutions, fraud prevention, alternative payment options, back-office reconciliation and solutions for merchants selling via multiple channels, and other synergies. None of the $402 million of goodwill is expected to be deductible for local tax purposes.

Intangible assets consist of developed technologies, customer relationships, tradenames and non-compete agreements, which have useful lives ranging from 1 to 10 years. See Note 10 (Other Intangible Assets). The following table summarizes the fair value of the acquired intangible assets:

	Fair Value at October 22, 2010	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$74	7
Developed technologies	42	5
Tradenames	11	5
Non-compete agreements	2	1
Total intangible assets	$129

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The components of basic and diluted EPS for common shares under the two-class method for each of the years ended December 31 were as follows:

	2011	2010	2009
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$1,906	$1,846	$1,463
Less: Net income allocated to Unvested Units	—	3	9
Net income attributable to MasterCard allocated to common shares	$1,906	$1,843	$1,454
Denominator:
Basic EPS weighted average shares outstanding	128	131	130
Dilutive stock options and stock units	—	—	—
Diluted EPS weighted average shares outstanding **	128	131	130
Earnings per Share
Total Basic	$14.90	$14.10	$11.19
Total Diluted	$14.85	$14.05	$11.16

** For the years presented, the calculation of diluted EPS excluded a minimal amount of antidilutive share-based payment awards.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2011		2010		2009
	(in millions)
Cash paid for income taxes	$911		$540		$457
Cash paid for interest	—		3		11
Cash paid for legal settlements (Notes 18 and 20)	303		607		946
Non-cash investing and financing activities:
Dividends declared but not yet paid	19		20		20
Municipal bonds cancelled	—		—		154	[1]
Revenue bonds received	—		—		(154)	[2]
Assets recorded pursuant to capital lease	14		—		154	[2]
Capital lease obligation relating to MDFB	—		—		(154)	[2]
Fair value of assets acquired, net of cash acquired	549	[3]	553	[3]	17
Fair value of liabilities assumed related to acquisitions and investments in affiliates	89	[3]	55	[3]	15	[4]
Fair value of non-controlling interest acquired	—		2		8

1 See Note 14 (Consolidation of Variable Interest Entity) for further details.
2 See Note 8 (Property, Plant, and Equipment) for further details.
3 See Note 2 (Acquisitions) for further details.
4 Includes $9 million to be extinguished in 2013 and 2016 for future benefits to be provided by MasterCard in the establishment of a joint venture.

Note 5. Fair Value

Financial Instruments – Recurring Measurements

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of December 31, 2011 and 2010 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the year ended December 31, 2011.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$393	$—	$393
U.S. Government and Agency securities	—	205	—	205
Taxable short-term bond funds	203	—	—	203
Corporate securities	—	325	—	325
Asset-backed securities	—	69	—	69
Auction rate securities	—	—	70	70
Other	—	22	—	22
Total	$203	$1,014	$70	$1,287

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$315	$—	$315
Taxable short-term bond funds	516	—	—	516
Auction rate securities	—	—	106	106
Other	—	(1)	—	(1)
Total	$516	$314	$106	$936

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

The fair value of the Company's available-for-sale municipal securities, U.S. Government and Agency securities, corporate securities, asset-backed securities and other fixed income securities are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company's foreign currency derivative contracts have also been classified within Level 2 in the other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 22 (Foreign Exchange Risk Management) for further details.

The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of December 31, 2011 and 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Obligations Under Litigation Settlements

The Company estimates the fair value of its obligations under litigation settlements by applying a current period discount rate to the remaining cash flows under the terms of the litigation settlements. At December 31, 2011 and 2010, the carrying values on the consolidated balance sheet totaled $4 million and $302 million and the fair values totaled $4 million and $307 million, respectively, for these obligations. For additional information regarding the Company's obligations under litigation settlements, see Note 18 (Obligations Under Litigation Settlements).

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees by applying market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company's gross and net settlement exposures are considered. At December 31, 2011 and 2010, the carrying value of settlement and other guarantee liabilities were de minimis. The estimated fair values of settlement and other guarantee liabilities as of December 31, 2011 and 2010 were approximately $95 million and $45 million, respectively. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 21 (Settlement and Other Risk Management).

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

The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses a weighted income and market approach for estimating the fair value of its reporting unit, when necessary. As the assumptions employed to measure these assets on a nonrecurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6. Investment Securities
Amortized Costs and Fair Values – Available-for-Sale Investment Securities:
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$382	$11	$—	$393
U.S. Government and Agency securities	205	—	—	205
Taxable short-term bond funds	206	—	(3)	203
Corporate securities	325	—	—	325
Asset-backed securities	69	—	—	69
Auction rate securities	78	—	(8)	70
Other	20	—	—	20
Total	$1,285	$11	$(11)	$1,285

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$305	$10	$—	$315
Taxable short-term bond funds	511	5	—	516
Auction rate securities	118	—	(12)	106
Total	$934	$15	$(12)	$937

1The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The short-term bond funds invest in fixed income securities, including corporate bonds, mortgage-backed securities and asset-backed securities. The corporate securities are comprised of fixed income securities, including commercial paper and corporate bonds.
The Company holds investments in ARS. Interest on these securities is exempt from U.S. federal income tax.
 Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of December 31, 2011, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During 2011, 2010 and 2009, the Company did not sell any ARS in the auction market, but there were calls at par.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2010 to December 31, 2011.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, December 31, 2009	$180
Calls, at par	(94)
Recovery of unrealized losses due to issuer calls	13
Increase in fair value	7
Fair value, December 31, 2010	106
Calls, at par	(40)
Recovery of unrealized losses due to issuer calls	4
Fair value, December 31, 2011	$70
The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. The securities are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education. As of December 31, 2011, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost basis which may be at maturity or earlier if called. Therefore, MasterCard does not consider the unrealized losses to be other-than-temporary. The Company estimated a 10% discount to the par value of the ARS portfolio at December 31, 2011 and 2010. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $8 million and $12 million as of December 31, 2011 and 2010, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by $3 million and $2 million at December 31, 2011 and 2010, respectively.
Carrying and Fair Values – Held-to-Maturity Investment Securities:
As of December 31, 2011, the Company owned a held-to-maturity municipal bond investment security, yielding interest of 5.0% per annum. The bond relates to the Company's back-up processing center in Kansas City, Missouri. As of December 31, 2010, the Company also owned held-to-maturity investment securities, consisting of U.S. Treasury notes and the municipal bond yielding interest of 5.0% per annum. The U.S. Treasury notes matured during 2011. The carrying value, gross unrecorded gains and fair value of these held-to-maturity investment securities were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Carrying value	$36	$336
Gross unrecorded gains	1	2
Fair value	$37	$338

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2011 was as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(in millions)
Due within 1 year	$490	$490	$—	$—
Due after 1 year through 5 years	461	469	36	37
Due after 5 years through 10 years	54	56	—	—
Due after 10 years	74	67	—	—
No contractual maturity	206	203	—	—
Total	$1,285	$1,285	$36	$37
All the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.
The table below summarizes the maturity ranges of the ARS portfolio, based on relative par value, as of December 31, 2011.

	Par Amount	% of Total
	(in millions)
Due within 10 years	$4	5%
Due year 11 through year 20	7	9%
Due year 21 through year 30	67	86%
Total	$78	100%

Investment Income:
Components of net investment income were as follows:

	2011	2010	2009
	(in millions)
Interest income	$44	$48	$56
Investment securities available-for-sale:
Gross realized gains	10	9	2
Gross realized losses	(2)	—	—
Total investment income, net	$52	$57	$58

Interest income primarily consists of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following at December 31:

	2011	2010
	(in millions)
Customer and merchant incentives	$190	$215
Prepaid income taxes	35	50
Income taxes receivable	35	—
Other	144	135
Total prepaid expenses and other current assets	$404	$400

Other assets consisted of the following at December 31:

	2011	2010
	(in millions)
Customer and merchant incentives	$409	$386
Nonmarketable equity investments	160	107
Income taxes receivable	15	50
Other	46	47
Total other assets	$630	$590

Certain customer and merchant business agreements provide incentives upon entering into the agreement. Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities. Once the payment is made, the liability is relieved. Costs directly related to entering into such an agreement are deferred and amortized over the life of the agreement.

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

Note 8. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2011	2010
	(in millions)
Building and land	$413	$402
Equipment	298	265
Furniture and fixtures	53	50
Leasehold improvements	55	54
Property, plant and equipment	819	771
Less accumulated depreciation and amortization	(370)	(332)
Property, plant and equipment, net	$449	$439

Effective March 1, 2009, MasterCard executed a ten-year lease between MasterCard, as tenant, and the Missouri Development Finance Board (“MDFB”), as landlord, for MasterCard's global technology and operations center located in O'Fallon, Missouri, called Winghaven. See Note 14 (Consolidation of Variable Interest Entity) for further discussion. The lease includes a bargain purchase option and is thus classified as a capital lease. The building and land assets and capital lease obligation were recorded at $154 million which represented the lesser of the present value of the minimum lease payments and the fair value of the building

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and land assets at the inception of the lease. The Company received refunding revenue bonds issued by MDFB in the same amount, $154 million, with the same payment terms as the capital lease and which contain the legal right of offset with the capital lease. The Company has netted its investment in the MDFB refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet. The related leasehold improvements for Winghaven will continue to be amortized over the economic life of the improvements.
As of December 31, 2011 and 2010, capital leases, excluding the Winghaven facility, of $21 million and $13 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $10 million and $7 million as of December 31, 2011 and 2010, respectively.
Depreciation expense for the above property, plant and equipment, including amortization for capital leases, was $77 million, $70 million and $76 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Note 9. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in millions)
Beginning balance	$677	$309
Goodwill acquired during the year	354	402
Foreign currency translation	(17)	(34)
Ending balance	$1,014	$677

On April 15, 2011, MasterCard acquired Access. The Company allocated $354 million to goodwill as part of the acquisition of Access. During 2010, the Company recognized $402 million of goodwill in connection with its acquisition of DataCash. See Note 2 (Acquisitions) for further details.

The Company had no accumulated impairment losses for goodwill at December 31, 2011 or 2010. Based on annual impairment testing, the Company's reporting unit is not at significant risk of material goodwill impairment.

Note 10. Other Intangible Assets

The following table sets forth net intangible assets, other than goodwill, at December 31:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Capitalized software	$765	$(502)	$263	$683	$(447)	$236
Trademarks and tradenames	46	(26)	20	33	(22)	11
Customer relationships	218	(26)	192	91	(5)	86
Other	4	(3)	1	4	(1)	3
Total	1,033	(557)	476	811	(475)	336
Unamortized intangible assets:
Customer relationships	189	—	189	194	—	194
Total	$1,222	$(557)	$665	$1,005	$(475)	$530

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additions to capitalized software in 2011 primarily related to internally developed software and the acquisition of Access. Additions to capitalized software in 2010 primarily related to internally developed software and the acquisition of DataCash. See Note 2 (Acquisitions) for further details. Amortizable customer relationships were added in 2011 and 2010 due to the acquisitions of Access and DataCash, respectively. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.
Amortization and impairment expense on the assets above amounted to the following for the years ended December 31:

	2011	2010	2009
	(in millions)
Amortization	$117	$78	$65
Capitalized software impairments	1	2	3
Intangible asset impairments (other than capitalized software)	—	—	2
The following table sets forth the estimated future amortization expense on amortizable intangible assets for the years ending December 31:

(in millions)
2012	$131
2013	108
2014	82
2015	53
2016 and thereafter	102
$476

Note 11. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2011	2010
	(in millions)
Customer and merchant incentives	$889	$666
Personnel costs	345	307
Advertising	144	162
Income and other taxes	82	76
Other	150	104
Total accrued expenses	$1,610	$1,315

As of December 31, 2011, the Company accrued $770 million related to the U.S. merchant litigation; the amount represents an estimate of the Company's financial liability that could result from a settlement based on progress in the mediation process.  This amount is not included in the accrued expense table above and is separately reported as accrued litigation on the consolidated balance sheet. See Note 20 (Legal and Regulatory Proceedings) for further discussion.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Pension Plans, Postretirement Plan, Savings Plan and Other Benefits

The Company maintains a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature covering substantially all of its U.S. employees hired before July 1, 2007. In September 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit beginning January 1, 2013. Plan participants will continue to earn interest credits. As a result of the amendment to the Qualified Plan, the Company recognized a curtailment gain of $6 million in the third quarter of 2010 and a reduction in pension liability of $17 million at December 31, 2010. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.

The Company also has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Non-qualified Plan had settlement gains in 2011 and 2009 resulting from payments to participants. The term “Pension Plans” includes both the Qualified Plan and the Non-qualified Plan.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses a December 31 measurement date for its Pension Plans and its Postretirement Plan (collectively the "Plans"). The following table sets forth the Plans' funded status, key assumptions and amounts recognized in the Company's consolidated balance sheet at December 31:

	Pension Plans		Postretirement Plan
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$240	$235	$60	$60
Service cost	14	16	1	1
Interest cost	12	12	3	3
Plan participants' contributions	—	1	1	1
Actuarial (gain) loss	(4)	19	15	(2)
Benefits paid	(18)	(26)	(3)	(3)
Curtailment	—	(17)	—	—
Projected benefit obligation at end of year	$244	$240	$77	$60

Change in plan assets
Fair value of plan assets at beginning of year	$236	$214	$—	$—
Actual return on plan assets	—	27	—	—
Employer contributions	25	20	2	2
Plan participants' contributions	—	1	1	1
Benefits paid	(18)	(26)	(3)	(3)
Fair value of plan assets at end of year	$243	$236	$—	$—

Funded status
Fair value of plan assets at end of year	$243	$236	$—	$—
Projected benefit obligation at end of year	244	240	77	60
Funded status at end of year	$(1)	$(4)	$(77)	$(60)

Amounts recognized on the consolidated balance sheet consist of:
Prepaid expenses, long term	$3	$4	$—	$—
Accrued expenses	—	(5)	(4)	(3)
Other liabilities, long term	(4)	(3)	(73)	(57)
	$(1)	$(4)	$(77)	$(60)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$50	$37	$1	$(15)
Prior service credit	(2)	(4)	—	—
	$48	$33	$1	$(15)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	4.25%	5.00%	4.25%	5.25%
Rate of compensation increase
Qualified Plan	5.37%	5.37%	*	*
Non-Qualified Plan	5.00%	5.00%	*	*
Postretirement Plan	*	*	5.37%	5.37%

* Not Applicable

The accumulated benefit obligation of the Pension Plans was $243 million and $239 million at December 31, 2011 and 2010, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011 and 2010, the Qualified Plan had plan assets in excess of benefit obligations; the Non-qualified Plan had benefit obligations in excess of plan assets. The benefit obligations and plan assets of the Non-qualified Plan were as follows at December 31:

	2011	2010
	(in millions)
Projected benefit obligation	$4	$9
Accumulated benefit obligation	4	8
Fair value of plan assets	—	—

The assumed health care cost trend rates at December 31 for the Postretirement Plan were as follows:

	2011	2010
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

Components of net periodic benefit cost recorded in general and administrative expenses were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plan
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$14	$16	$18	$1	$1	$2
Interest cost	12	12	14	3	3	4
Expected return on plan assets	(19)	(17)	(13)	—	—	—
Curtailment gain	—	(6)	—	—	—	—
Settlement gain	(1)	—	(1)	—	—	—
Amortization:
Actuarial loss (gain)	2	3	8	(1)	(1)	—
Prior service credit	(2)	(2)	(2)	—	—	—
Enhanced termination benefits	—	—	—	—	—	4
Net periodic benefit cost	$6	$6	$24	$3	$3	$10

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plan
	2011	2010	2009	2011	2010	2009
	(in millions)
Curtailment gain	$—	$(10)	$—	$—	$—	$—
Settlement gain	1	—	1	—	—	—
Current year actuarial loss (gain)	15	8	(32)	15	(2)	(8)
Amortization of actuarial (loss) gain	(2)	(3)	(8)	1	1	—
Amortization of prior service credit	2	2	2	—	—	—
Total recognized in other comprehensive income (loss)	$16	$(3)	$(37)	$16	$(1)	$(8)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$22	$3	$(13)	$19	$2	$2

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

	Pension Plans	Postretirement Plan
	(in millions)
Actuarial loss	$4	$—
Prior service credit	(2)	—
Total	$2	$—

Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.50%	6.00%	5.25%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	*	*	*
Rate of compensation increase
Qualified Plan	5.37%	5.37%	5.37%	*	*	*
Non-Qualified Plan	5.00%	5.00%	5.00%	*	*	*
Postretirement Plan	*	*	*	5.37%	5.37%	5.37%

* Not Applicable

The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one-percentage point change in assumed health care cost trend rates for 2011 would have the following effects:

	1% increase	1% decrease
	(in millions)
Effect on postretirement obligation	$8	$(7)

The effect on total service and interest cost components would be less than $1 million.

The Company's discount rate assumptions are based on a yield curve derived from high quality corporate bonds, which is matched to the expected cash flows to each of the respective Plans.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Qualified Plan, the Company utilized an actuarial practice referred to as a building block method to determine the assumption for the expected weighted average return on plan assets. This method includes the following components: (1) compiling historical return data for both the equity and fixed income markets over the past ten-, twenty- and thirty-year periods; (2) weighting the assets within our portfolio at December 31, 2011 by class; and (3) identifying expected rate of return on assets utilizing both current and historical market experience.

Plan assets are managed with a long-term perspective intended to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the Qualified Plan. In 2011, the Company conducted an asset-liability study to assess the preferred target asset allocation. As a result of the study, the Company increased the asset allocation to fixed income from 30% to 60% and decreased the asset allocation to equities from 70% to 40%.  Plan assets are managed within asset allocation ranges, towards targets of 60% fixed income, 24% large/medium cap U.S. equity, 8% small cap U.S. equity, and 8% non-U.S. equity. The Company intends to increase the allocation to fixed income, subject to certain improvements in Plan funded status.  Plan assets are managed by external investment managers.  Investment manager performance is measured against benchmarks for each asset class and peer group on quarterly, one-, three-, and five-year periods.  An external advisor assists management with investment manager selections and performance evaluations.  The balance in cash and cash equivalents is available to pay expected benefit payments and expenses. Considering the change in plan allocation targets, the Company reduced the 2012 expected return on plan assets assumption from 8% to 6%.

The Valuation Hierarchy of the Qualified Plan's assets is determined using a consistent application of the categorization measurements for the Company's financial instruments. See Note 1 (Summary of Significant Accounting Policies).

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth by level, within the Valuation Hierarchy, the Qualified Plan's assets at fair value as of December 31, 2011 and 2010:

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market	$2	$—	$—	$2
Domestic small cap equity	19	—	—	19
International equity	16	—	—	16
Common and collective funds:
Domestic large cap equity	—	59	—	59
Domestic fixed income	—	147	—	147
Total	$37	$206	$—	$243

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market	$3	$—	$—	$3
Domestic small cap equity	36	—	—	36
International equity	35	—	—	35
Common and collective funds:
Domestic large cap equity	—	94	—	94
Domestic fixed income	—	68	—	68
Total	$74	$162	$—	$236

Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2011, 2010 or 2009. However, the Company did make voluntary contributions of $20 million, $20 million and $31 million to the Qualified Plan in 2011, 2010 and 2009, respectively. Although not required in 2012, the Company may voluntarily elect to contribute to the Qualified Plan. The Company currently estimates that it may contribute $10 million to the Qualified Plan in 2012. The Company does not make any contributions to the Non-qualified Plan or to its Postretirement Plan other than funding benefit payments.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes expected benefit payments through 2021 for the Pension Plans and the Postretirement Plan, including those payments expected to be paid from the Company's general assets. Since the majority of the benefit payments for the Pension Plans are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

		Postretirement Plan
	Pension Plans	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
	(in millions)
2012	$17	$4	$—	$4
2013	22	4	—	4
2014	21	4	—	4
2015	22	4	—	4
2016	19	4	—	4
2017 - 2021	94	24	1	23

Savings Plan

Substantially all of the Company's U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees' contributions up to certain limits. In addition, the Company has several defined contribution plans outside of the United States. The Company's contribution expense related to all of its defined contribution plans was $35 million, $33 million and $41 million for 2011, 2010 and 2009, respectively.

Severance Plan

The Company provides limited postemployment benefits to eligible former U.S. employees, primarily severance under a formal severance plan (the “Severance Plan”). The Company accounts for severance expense by accruing the expected cost of the severance benefits expected to be provided to former employees after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. As a result of updating the assumptions, the Company recorded incremental severance expense related to the Severance Plan of $1 million in 2011 and $3 million in each of the years 2010 and 2009. These amounts were part of total severance expenses of $23 million, $39 million and $135 million in 2011, 2010 and 2009, respectively, included in general and administrative expenses in the accompanying consolidated statement of operations.

Note 13. Debt

On November 22, 2011, the Company extended its committed unsecured revolving credit facility, dated as of November 22, 2010 (the “Credit Facility”), for an additional year. The new expiration date of the Credit Facility is November 21, 2014. The available funding under the Credit Facility will remain at $2.75 billion through November 22, 2013 and then decrease to $2.35 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company's option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at December 31, 2011 and 2010.

The Credit Facility replaced the Company's prior credit facility which was to expire on April 26, 2011 (the “Prior Credit Facility”). The available funding under the Prior Credit Facility was $2.5 billion through April 27, 2010 and then decreased to $2 billion for the remaining period of the Prior Credit Facility agreement.

Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, the Company may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At December 31, 2011, the applicable

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility at December 31, 2011 and 2010. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

On March 2, 2009, the Company repaid $149 million in short-term debt relating to the Company's Variable Interest Entity. See Note 14 (Consolidation of Variable Interest Entity) for more information.

Note 14. Consolidation of Variable Interest Entity

As discussed in Note 8 (Property, Plant and Equipment), the Company executed a lease agreement for Winghaven, effective March 1, 2009. In conjunction with entering into the lease agreement, the Company terminated the previous synthetic lease agreement for Winghaven, which included a ten-year term with MCI O'Fallon 1999 Trust (the “Trust”) as the lessor. The Trust, which was a variable interest entity, was established for a single discrete purpose, was not an operating entity, had a limited life and had no employees. The Trust had financed Winghaven through a combination of a third party equity investment in the amount of $5 million and the issuance of 7.36% Series A Senior Secured Notes (the “Secured Notes”) with an aggregate principal amount of $149 million and a maturity date of September 1, 2009. MasterCard International executed a guarantee of 85.15% of the aggregate principal amount of the Secured Notes outstanding, for a total of $127 million. Additionally, upon the occurrence of specific events of default, MasterCard International guaranteed the repayment of the total outstanding principal and interest on the Secured Notes and agreed to take ownership of the facility. During 2004, MasterCard Incorporated became party to the guarantee and assumed certain covenant compliance obligations, including financial reporting and maintenance of a certain level of consolidated net worth. As the primary beneficiary of the Trust, the Company had consolidated the assets and liabilities of the Trust in its consolidated financial statements.

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

The Trust is no longer considered a variable interest entity and is no longer consolidated by the Company. During the period when the Trust was a consolidated entity within the year ended December 31, 2009, its operations had no impact on net income. However, interest income and interest expense were increased by $7 million in 2009. The Company did not provide any financial or other support that it was not contractually required to provide during the year ended December 31, 2009.

The Company has additional investments in VIEs for which the Company is not the primary beneficiary.  These investments are not consolidated and are accounted for under the equity method of accounting and recorded in other assets on the consolidated balance sheet.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15. Stockholders’ Equity

Classes of Capital Stock

MasterCard's amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2011 and 2010, respectively. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.

Ownership and Governance Structure

Equity ownership and voting power of the Company's shares were allocated as follows as of December 31:

	2011		2010
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	85.7%	89.3%	83.5%	89.1%
Principal or Affiliate Customers (Class B stockholders)	4.1%	—	6.3%	—
The MasterCard Foundation (Class A stockholders)	10.2%	10.7%	10.2%	10.9%

Class B Common Stock Conversions

Shares of Class B common stock are convertible on a one-for-one basis into shares of Class A common stock.  Entities eligible to hold our Class B common stock are defined in our amended and restated certificate of incorporation (generally our principal or affiliate customers), and they are restricted from retaining ownership of shares of Class A common stock.  Class B stockholders are required to subsequently sell or otherwise transfer any shares of Class A common stock received pursuant to such a conversion.

The Company's certificate of incorporation in effect at the time of its initial public offering in May 2006 (the "IPO") provided that shares of the Class B common stock could not be converted into shares of Class A common stock for subsequent sale until May 31, 2010, the fourth anniversary of the IPO. At the annual meeting of stockholders of the Company on June 7, 2007, the Company's stockholders approved amendments to the Company's certificate of incorporation which were designed to facilitate an accelerated, orderly conversion of Class B common stock into Class A common stock for subsequent sale prior to May 2010. Through “conversion transactions,” in amounts and at times designated by the Company, current holders of shares of Class B common stock who elected to participate were eligible to convert their shares, on a one-for-one basis, into shares of Class A common stock for subsequent sale or transfer to public investors, within a 30 day “transitory” ownership period. Holders of Class B common stock were not allowed to participate in any vote of holders of Class A common stock during this “transitory” ownership period. The number of shares of Class B common stock eligible for conversion transactions was limited to an annual aggregate number of up to 10% of the total combined outstanding shares of Class A common stock and Class B common stock, based upon the total number of shares outstanding as of December 31 of the prior calendar year. In addition, prior to May 31, 2010, a conversion transaction was not permitted that would have caused the number of shares of Class B common stock to represent less than 15% of the total number of outstanding shares of Class A common stock and Class B common stock outstanding. A series of conversion programs were implemented and completed from 2007 through 2009, decreasing the total number of shares of Class B common

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock to be just above the 15% threshold.

Commencing on May 31, 2010, the fourth anniversary of the IPO, each share of Class B common stock became eligible for conversion, at the holder’s option, into a share of Class A common stock on a one for one basis. In February 2010, the Company's Board of Directors authorized programs to facilitate conversions of shares of Class B common stock (without limits as to the number of shares) on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors, beginning after the May 31, 2010 anniversary date. In June 2010, the Company implemented and completed the first 2010 conversion program which consisted of four one-week periods, during which approximately 8 million shares of Class B common stock were converted on a one-for-one basis into shares of Class A common stock for subsequent sale or transfer to public investors in accordance with the terms of both the program and the Company's certificate of incorporation in effect at that time. In July 2010, the Company commenced a subsequent, continuous conversion program for the remaining shares of Class B common stock, featuring an “open window” for elections of any size.

Class M Common Stock

Prior to June 1, 2010, MasterCard's amended and restated certificate of incorporation that was in effect as of that time had authorized 1 million shares of Class M common stock, $0.0001 par value. Class M Common Stock was generally non-voting, but could elect up to three, but no more than one quarter, of the members of the Company's Board of Directors and approve specified significant corporate actions (e.g., the sale of all of the assets of the Company). Class M common stock had no dividend rights.

Effective June 1, 2010, the outstanding shares of the Company's Class B common stock represented for the first time less than 15% of the aggregate outstanding shares of the Class A common stock and Class B common stock. Accordingly, pursuant to the Company's amended and restated certificate of incorporation in effect at that time, all outstanding shares of the Company's Class M common stock were automatically transferred to the Company and retired, and are no longer available for issue or reissue. Additionally, the Company no longer has authority to issue additional shares of Class M common stock. The retirement of the Class M common stock had no effect on the Company's financial position or basic or diluted EPS.

The MasterCard Foundation

In connection and simultaneously with the IPO, the Company issued and donated 13.5 million newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, the Foundation became able to resell the donated shares in May 2010 and to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years, which was extended in 2011 to 15 years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO.

Stock Repurchase Programs

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. The Company did not repurchase any shares under this plan during the year ended December 31, 2010. In April 2011, the Company’s Board of Directors amended the existing share repurchase program, authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increases the Class A share repurchase program to an aggregate of $2 billion.  As of December 31, 2011, the Company repurchased a total of approximately 4.4 million shares of its Class A common stock for approximately $1.1 billion. These shares were considered treasury stock, which is a reduction to stockholders’ equity.

As of January 27, 2012, the cumulative repurchases by the Company under the share repurchase program totaled approximately 4.7 million shares of its Class A common stock for an aggregate cost of approximately $1.3 billion at an average price of $264.65 per share of Class A common stock.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16. Share Based Payment and Other Benefits

In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan, which was amended and restated as of October 13, 2008 (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

The Company has granted non-qualified stock options (“options”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the LTIP. The options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The RSUs generally vest after three to four years. The PSUs generally vest after three years. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Upon termination of employment, excluding retirement, all of a participant's unvested awards are forfeited. However, when a participant terminates employment due to retirement, the participant generally retains all of their awards without providing additional service to the Company. Eligible retirement is dependent upon age and years of service, as follows: age 55 with ten years of service, age 60 with five years of service and age 65 with two years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP, or the date the individual becomes eligible to retire.

There are 11,550,000 shares of Class A common stock reserved for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been reserved for issuance. Shares issued as a result of option exercises and the conversions of RSUs and PSUs were funded primarily with the issuance of new shares of Class A common stock.

Stock Options

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2011	2010	2009
Risk-free rate of return	2.6%	2.7%	2.5%
Expected term (in years)	6.25	6.25	6.17
Expected volatility	33.7%	32.7%	41.7%
Expected dividend yield	0.2%	0.3%	0.4%
Weighted-average fair value per option granted	$89.11	$84.62	$71.03

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The Company utilizes the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. The expected volatility for options granted during 2011 and 2010 was based on the average of the implied volatility of MasterCard and a blend of the historical volatility of MasterCard and the historical volatility of a group of companies that management believes is generally comparable to MasterCard. The expected dividend yields were based on the Company's expected annual dividend rate on the date of grant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company's option activity for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2011	736	$156
Granted	166	$241
Exercised	(130)	$138
Forfeited/expired	(6)	$218
Outstanding at December 31, 2011	766	$177	7.1	$150
Exercisable at December 31, 2011	364	$130	5.8	$89
Options vested and expected to vest at December 31, 2011 [1]	473	$145	6.2	$108

1 Includes options for participants that are eligible to retire and thus have fully earned their awards.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $22 million, $26 million and $22 million, respectively. As of December 31, 2011, there was $15 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The following table summarizes the Company's RSU activity for the year ended December 31, 2011:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2011	417	$193
Granted	242	$257
Converted	(13)	$211
Forfeited/expired	(32)	$202
Outstanding at December 31, 2011	614	$217	1.3	$229
RSUs vested at December 31, 2011[1]	61	$191	0.8	$23

1 Includes RSUs for participants that are eligible to retire and thus have fully earned their awards.

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company's Class A common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2011, 2010 and 2009 was $257, $231 and $164, respectively. Upon vesting a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company's Class A common stock after the vesting period. The total intrinsic value of RSUs converted into shares of Class A common stock during the years ended December 31, 2011, 2010 and 2009 was $4 million, $234 million and $91 million, respectively. As of December 31, 2011, there was $56 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted average period of 2 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The following table summarizes the Company's PSU activity for the year ended December 31, 2011:

	Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2011	485	$192
Granted	49	$224
Converted	(381)	$192
Forfeited/expired	(2)	$190
Outstanding at December 31, 2011	151	$203	0.9	$56
PSUs vested at December 31, 2011[1]	69	$194	0.7	$26

1 Includes PSUs for participants that are eligible to retire and thus have fully earned their awards.

The weighted-average grant-date fair value of PSUs granted during the years ended December 31, 2011, 2010 and 2009 was $224, $219 and $184, respectively.

Whether or not the PSUs vest will be based upon MasterCard performance against a predetermined return on equity goal, with an average of return on equity over the three-year period commencing on January 1 of the grant year, yielding threshold, target or maximum performance, with a potential adjustment determined at the discretion of the MasterCard Human Resources and Compensation Committee of the Board of Directors using subjective quantitative and qualitative goals that are established at the beginning of each year in the performance period. These goals are expected to include MasterCard performance against internal management metrics and external relative metrics. The 2011, 2010 and 2009 grant years beginning January 1 have a performance period ending 2013, 2012 and 2011, respectively.

These PSUs have been classified as equity awards, will be settled by delivering stock to the employees and contain service and performance conditions. The initial fair value of each PSU is the closing price on the New York Stock Exchange of the Company's Class A common stock on the date of grant. Given that the performance terms are subjective and not fixed on the date of grant, the PSUs will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. Estimates are adjusted as appropriate. Compensation expense is calculated using the number of PSUs expected to vest, multiplied by the period ending price of a share of MasterCard's Class A common stock on the New York Stock Exchange, less previously recorded compensation expense.

With regard to the PSUs granted in 2008, the Company awarded 200% of the original number of shares granted and not forfeited prior to vesting based upon the Company's performance against predetermined net income (two-thirds weighting) and operating margin (one-third weighting) goals for the three-year period commencing January 1, 2008 and ending December 31, 2010.

In 2011 and 2010, 381 thousand and 550 thousand PSUs, respectively, were converted into shares of Class A common stock. The total intrinsic value of PSUs converted into shares of Class A common stock during the years ended December 31, 2011 and 2010, was $93 million and $123 million, respectively. There were no PSUs converted into shares of Class A common stock during the year ended December 31, 2009.

As of December 31, 2011, there was $11 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted average period of 1.6 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Information

The following table includes additional share-based payment information for each of the years ended December 31:

	2011	2010	2009
	(in millions)
Compensation expense: Stock Options, RSUs and PSUs	$79	$62	$87
Income tax benefit recognized for equity awards	28	22	30
Income tax benefit related to options exercised	7	9	7
Additional paid-in-capital balance attributed to equity awards	151	156	197

On July 18, 2006, the Company's stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan, which was amended and restated as of October 13, 2008 (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company. There are 100 thousand shares of Class A common stock reserved for DSU awards under the Director Plan. During the years ended December 31, 2011, 2010 and 2009, the Company granted 4 thousand, 5 thousand and 7 thousand DSUs, respectively. The fair value of the DSUs was based on the closing stock price on the New York Stock Exchange of the Company's Class A common stock on the date of grant. The weighted average grant-date fair value of DSUs granted during the years ended December 31, 2011, 2010 and 2009 was $274, $217 and $168, respectively. The DSUs vested immediately upon grant and will be settled in shares of the Company's Class A common stock on the fourth anniversary of the date of grant. Accordingly, the Company recorded general and administrative expense of $1 million for the DSUs for each of the years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011 and 2010, there were approximately 7 thousand and 25 thousand DSUs converted into shares of Class A common stock, respectively.  The total intrinsic value of these DSUs converted into shares of Class A common stock was $2 million and $5 million, respectively.  There were no DSUs converted into shares of Class A Common stock during the year ended December 31, 2009.

Note 17. Commitments
At December 31, 2011, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases [1]	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2012	$336	$6	$22	$308
2013	177	43	17	117
2014	106	2	14	90
2015	77	—	12	65
2016	18	—	10	8
Thereafter	25	—	19	6
Total	$739	$51	$94	$594

[1]	Excludes non-cash transactions relating to the Company's Winghaven facility. See Note 4 (Supplemental Cash Flows) for more information.

Included in the table above are capital leases with imputed interest expense of $4 million and a net present value of minimum lease payments of $46 million. In addition, at December 31, 2011, $79 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space, which is recognized on a straight line basis over the life of the lease, was $30 million, $27 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $9 million, $8 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In January 2003, MasterCard purchased a building in Kansas City, Missouri for approximately $24 million. The building is a co-processing data center which replaced a back-up data center in Lake Success, New York. During 2003, MasterCard entered into agreements with the City of Kansas City for (i) the sale-leaseback of the building and related equipment which totaled $36

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million and (ii) the purchase of municipal bonds for the same amount which have been classified as investment securities held-to-maturity. The agreements enabled MasterCard to secure state and local financial benefits. No gain or loss was recorded in connection with the agreements. The leaseback has been accounted for as a capital lease as the agreement contains a bargain purchase option at the end of the ten-year lease term. The building and related equipment are being depreciated over their estimated economic life in accordance with the Company's policy. Rent of $2 million is due annually and is equal to the interest due on the municipal bonds. The future minimum lease payments are $40 million and are included in the table above.

Note 18. Obligations Under Litigation Settlements

On June 24, 2008, MasterCard entered into a settlement agreement (the “American Express Settlement”) with American Express Company (“American Express”) relating to the U.S. federal antitrust litigation between MasterCard and American Express. The American Express Settlement ended all existing litigation between MasterCard and American Express. Under the terms of the American Express Settlement, MasterCard made 12 quarterly payments of $150 million beginning in the third quarter of 2008. MasterCard’s payments totaled $1.8 billion. The amount of each quarterly payment was contingent on the performance of American Express’s U.S. Global Network Services business. The quarterly payments were in an amount equal to 15% of American Express’s U.S. Global Network Services billings during the quarter, up to a maximum of $150 million per quarter. MasterCard recorded the present value of $1.8 billion, at a 5.75% discount rate, or $1.6 billion in the quarter ended June 30, 2008. During the three months ended June 30, 2011, the Company made its final quarterly payment of $150 million.

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

See Note 20 (Legal and Regulatory Proceedings) for additional discussion regarding the Company’s legal proceedings.
Note 19. Income Taxes

The total income tax provision for the years ended December 31 is comprised of the following components:

	2011	2010	2009
		(in millions)
Current
Federal	$619	$379	$160
State and local	30	17	18
Foreign	369	301	240
	1,018	697	418
Deferred
Federal	(155)	225	308
State and local	(6)	8	21
Foreign	(15)	(20)	8
	(176)	213	337
Total income tax expense	$842	$910	$755

The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2011	2010	2009
		(in millions)
United States	$1,415	$2,198	$1,482
Foreign	1,331	559	736
Total income before income taxes	$2,746	$2,757	$2,218

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $2 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2011 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability; however, the amount of the tax and credits is not practically determinable.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35.0% to pretax income for the years ended December 31, as a result of the following:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income tax expense	$2,746		$2,757		$2,218

Federal statutory tax	961	35.0%	965	35.0%	776	35.0%
State tax effect, net of federal benefit	14	0.5%	19	0.7%	25	1.1%
Foreign tax effect, net of federal benefit	(133)	(4.9)%	(24)	(0.9)%	(22)	(1.0)%
Non-deductible expenses and other differences	34	1.2%	23	0.9%	(18)	(0.7)%
Tax exempt income	(3)	(0.1)%	(5)	(0.2)%	(6)	(0.3)%
Foreign repatriation	(31)	(1.1)%	(68)	(2.5)%	—	—%
Income tax expense	$842	30.6%	$910	33.0%	$755	34.1%

Effective Income Tax Rate

The effective income tax rates for the years ended December 31, 2011, 2010 and 2009 were 30.6%, 33.0% and 34.1%, respectively. The tax rate for 2011 was lower than the tax rate for 2010 primarily due to a more favorable geographic mix of earnings, including the tax benefit related to the U.S. merchant litigation, and the recognition of discrete adjustments in 2011 and 2010. The tax rate for 2010 was lower than the tax rate in 2009 primarily due to the 2010 impact of actual and anticipated repatriations from foreign subsidiaries, partially offset by discrete adjustments in 2010 and 2009.

In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance, at the recommendation of the Singapore Economic Development Board. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its 2011 earnings. For 2011, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL's income tax liability of $44 million, or $0.34 per diluted share.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at December 31 was comprised of the following:

	Assets (Liabilities)
	2011		2010
	Current	Non-current	Current	Non-current
	(in millions)
Accrued liabilities	$279	$26	$133	$4
Deferred compensation and benefits	21	77	34	30
Stock based compensation	22	23	27	26
Intangible assets	(10)	(106)	(6)	(92)
Property, plant and equipment	—	(108)	—	(107)
State taxes and other credits	35	60	36	62
Other items	(13)	20	(8)	26
Valuation allowances	—	(17)	—	(18)
Total deferred taxes [1]	$334	$(25)	$216	$(69)

1 $9 million of current deferred tax liabilities has been included in other current liabilities on the balance sheet at December 31, 2011.

The 2011 and 2010 valuation allowances relate primarily to the Company's ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.

A reconciliation of the beginning and ending balance for the Company's unrecognized tax benefits for the years ended December 31, is as follows:

	2011	2010	2009
		(in millions)
Beginning balance	$165	$146	$163
Additions:
Current year tax positions	34	22	19
Prior year tax positions	23	15	10
Reductions:
Prior year tax positions, due to changes in judgments	(2)	(12)	(18)
Settlements with tax authorities	(1)	(6)	(16)
Expired statute of limitations	(5)	—	(12)
Ending balance	$214	$165	$146

The entire unrecognized tax benefits of $214 million, if recognized, would reduce the effective tax rate. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company is subject to tax in the United States, Belgium, Singapore and various state and other foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, local and foreign examinations by tax authorities for years before 2002.

It is the Company's policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. For the years ended December 31, 2011, 2010 and 2009, the Company recorded tax-related interest income of $2 million and $5 million, and interest expense of $5 million, respectively, in its consolidated statement of operations. At December 31, 2011 and 2010 the Company had a net income tax-related interest payable of $16 million and $17 million, respectively, in its consolidated balance sheet. At December 31, 2011 and 2010, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not significant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Shortly after the Supreme Court's denial of certiorari, both American Express and Discover Financial Services, Inc. filed complaints against MasterCard and Visa in which they alleged that the implementation and enforcement of MasterCard's CPP and Visa's bylaw provision violated U.S. federal antitrust laws. In June 2008, MasterCard entered into a settlement agreement with American Express to resolve all current litigation between American Express and MasterCard. Under the terms of the settlement agreement, MasterCard was obligated to make twelve quarterly payments of up to $150 million per quarter with the first payment having been made in September 2008 and the final payment having been made during the second quarter of 2011. See Note 18 (Obligations under Litigation Settlements) for additional discussion. In October 2008, MasterCard and Visa entered into a settlement agreement with Discover (the “Discover Settlement”), ending all litigation between the parties for a total of approximately $2.8 billion. The MasterCard share of the settlement, paid to Discover in November 2008, was approximately $863 million. In addition, in connection with the Discover Settlement and pursuant to a separate agreement, Morgan Stanley, Discover's former parent company, paid MasterCard $35 million in November 2008.

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. MasterCard and Visa moved to dismiss the complaint and the Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

competition claims. MasterCard filed an answer to the complaint in June 2006 and the parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the California consumer litigations (see “-U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions executed an order granting final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

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

In addition, individual or multiple complaints have been brought in nineteen different states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed these overcharges to consumers in the form of higher prices on goods and services sold. MasterCard has been successful in dismissing cases in seventeen of the jurisdictions as courts have granted MasterCard's motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. However, there are outstanding cases in New Mexico and California. In June 2010, the court issued an order granting MasterCard's motion to dismiss the complaint in the New Mexico action. The plaintiffs have filed a notice of appeal of that decision and oral argument on the appeal was held in February 2012. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, subject to approval by the California state court. In August 2010, the court executed an order granting final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings.

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

In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard has moved to dismiss the complaints for failure to state a claim.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2006, the group of purported class plaintiffs filed a supplemental complaint alleging that MasterCard's initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its member financial institutions in connection with the IPO: (1) violate Section 7 of the Clayton Act because their effect allegedly may be to substantially lessen competition, (2) violate Section 1 of the Sherman Act because they allegedly constitute an unlawful combination in restraint of trade and (3) constitute a fraudulent conveyance because the member banks are allegedly attempting to release without adequate consideration from the member banks MasterCard's right to assess the member banks for MasterCard's litigation liabilities in these interchange-related litigations and in other antitrust litigations pending against it. The plaintiffs seek unspecified damages and an order reversing and unwinding the IPO. In September 2006, MasterCard moved to dismiss all of the claims contained in the supplemental complaint. In November 2008, the district court granted MasterCard's motion to dismiss the plaintiffs' supplemental complaint in its entirety with leave to file an amended complaint. In January 2009, the class plaintiffs repled their complaint directed at MasterCard's IPO by filing a First Amended Supplemental Class Action Complaint. The causes of action in the complaint generally mirror those in the plaintiffs' original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In March 2009, MasterCard filed a motion to dismiss the First Amended Supplemental Class Action Complaint in its entirety. The parties have fully briefed the motion to dismiss and the court heard oral argument on the motion in November 2009. The parties

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are awaiting a decision on the motion. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs' theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 rebutting the plaintiffs' assertions both with respect to liability and damages. In February 2011, both the defendants and the plaintiffs served a number of dispositive motions seeking summary judgment on all or portions of the claims in the complaints. The parties have fully briefed on the motions and oral argument on the motions occurred on November 2, 2011. The parties are awaiting decision on the motions. The court has scheduled a trial date of September 12, 2012. The trial date is subject to further delay based upon the timing of any rulings on the outstanding motions by the parties and any objections or appeals of those decisions along with other factors.

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

MasterCard and the other defendants have been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs and the class plaintiffs. Based on progress to date in the mediation, MasterCard recorded a $770 million pre-tax charge, or $495 million on an after-tax basis, in the fourth quarter of 2011.  This charge represents MasterCard's estimate for the financial portion of a settlement in these cases. The charge does not represent an estimate of a loss if the parties to the matter litigate, in which case MasterCard cannot estimate the potential liability, if any. MasterCard's estimate involves significant judgment and may change depending on progress in settlement negotiations, or if the case is not settled, if the matter is litigated.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard's fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the decision of December 2007 or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard's undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard's application for annulment of the European Commission's December 2007 decision.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Shortly thereafter, the OFT commenced a new investigation of MasterCard's current U.K. default credit card interchange fees and announced in February 2007 that the investigation would also cover so-called “immediate debit” cards. To date, the OFT has issued a number of requests for information to MasterCard and financial institutions that participate in MasterCard's payment system in the United Kingdom. MasterCard understood that the OFT was considering whether to commence a formal proceeding through the issuance of a Statement of Objections. In January 2010, the OFT informed MasterCard that it does not intend to issue such a Statement of Objections prior to the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard's U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International's U.K. customers and MasterCard's overall business in the U.K.

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

Italy. In July 2009, the Italian Competition Authority (“ICA”) commenced a proceeding against MasterCard and a number of its customers concerning MasterCard Europe's domestic interchange fees in Italy. MasterCard, as well as each of the banks involved in the proceeding, offered to give certain undertakings to the ICA, which were rejected (which rejection MasterCard appealed to the Administrative Court). In May 2010, the ICA issued a Statement of Objections to MasterCard and the banks. In November 2010, the ICA adopted a decision in which it determined that MasterCard Europe's domestic interchange fees violate

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA's infringement decision to the Administrative Court. Subsequently, in November 2010, the Administrative Court announced its judgment that the ICA had improperly rejected MasterCard's proposed undertakings and annulled the ICA's undertakings decision (which judgment the ICA appealed to the Council of State). In May 2011, the General Court overturned the Administrative Court's undertakings judgment on procedural grounds and MasterCard refiled its undertakings appeal as part of its appeal of the ICA infringement decision. In July 2011, the Administrative Court again issued a judgment that the ICA had improperly rejected MasterCard's proposed undertakings and annulled for a second time the ICA's undertakings decision and, on that basis, also annulled the ICA's infringement decision. The ICA has appealed the Administrative Court's most recent judgment to the Council of State. If the Administrative Court's second judgment is overturned, it is likely that the Administrative Court would reconsider MasterCard's appeal of the ICA's infringement decision. If the ICA's infringement decision is not reversed on appeal, the ICA's decision could have a significant adverse impact on the revenues of MasterCard's Italian customers and on MasterCard's overall business in Italy.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Note 21. Settlement and Other Risk Management

MasterCard's rules generally guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its customers. The term and amount of the guarantee are unlimited. Settlement risk is the exposure to customers under MasterCard's rules (“Settlement Exposure”), due to the difference in timing between the payment transaction date and subsequent settlement. The duration of this exposure is short term and typically limited to a few days. Settlement Exposure is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company's

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement risk calculation may be revised in subsequent reporting periods.

In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of the Company.

The Company's global risk management policies and procedures are aimed at managing the risk of settlement loss. These risk management procedures include interaction with the bank regulators of countries in which we operate, requiring customers to make adjustments to settlement processes, and requiring collateral from customers. MasterCard requires certain customers that are not in compliance with the Company's risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management's review of the individual risk circumstances for each customer that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in customer programs. The Company may also hold collateral to pay merchants in the event of merchant bank/acquirer failure. Although we are not contractually obligated under our rules to effect such payments to merchants, we may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement risk are revised as necessary.

Estimated Settlement Exposure, and the portion of the Company's uncollateralized Settlement Exposure for MasterCard-branded transactions that relates to customers that are deemed not to be in compliance with, or that are under review in connection with, the Company's risk management standards, were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
MasterCard-branded transactions:
Gross Settlement Exposure	$34,624	$29,695
Collateral held for Settlement Exposure	(3,482)	(3,062)
Net uncollateralized Settlement Exposure	$31,142	$26,633
Uncollateralized Settlement Exposure attributable to non-compliant customers	$479	$279
Cirrus and Maestro transactions:
Gross Settlement Exposure	$4,478	$3,210

Although MasterCard holds collateral at the customer level, the Cirrus and Maestro estimated Settlement Exposures are calculated at the regional level. Therefore, these Settlement Exposures are reported on a gross basis, rather than net of collateral.
Of the total uncollateralized Settlement Exposure under the MasterCard brand, the United States accounted for approximately 31% and 33% at December 31, 2011 and 2010, respectively. With the exception of Brazil, which was 17% and 16% at December 31, 2011 and 2010, respectively, and France, which was 10% and 7% at December 31, 2011 and 2010, respectively, no individual country other than the United States accounted for more than 10% of total uncollateralized Settlement Exposure at either December 31, 2011 or 2010. Of the total uncollateralized Settlement Exposure attributable to non-compliant customers, five customers represented approximately 73% and 64% at December 31, 2011 and 2010, respectively.

MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $325 million and $361 million at December 31, 2011 and 2010, respectively. The reduction in travelers cheques exposure is attributable to MasterCard-branded travelers cheques being cashed since they are no longer being issued.

A significant portion of the Company's travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $250 million and $280 million at December 31, 2011 and 2010, respectively, from a financial institution that is a customer, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $13 million as of December 31, 2011 and 2010, from a financial institution that is a customer in order to cover the exposure of outstanding travelers cheques with respect

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. For example, the European sovereign debt crisis introduces a heightened level of risk to the Company. The Company's global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. The amount of these guarantees was estimated at approximately $59 million and $20 million, as of December 31, 2011 and 2010, respectively. Included in this estimate are certain unlimited guarantees provided in the ordinary course of business, for which the Company historically has not experienced any losses.

The Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company's obligations under these agreements depends entirely upon the occurrence of future events, the Company's potential future liability under these agreements is not determinable. See Note 5 (Fair Value).

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2011		December 31, 2010
	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
	(in millions)
Commitments to purchase foreign currency	$21	$—	$38	$1
Commitments to sell foreign currency	279	2	148	(2)
Balance Sheet Location:
Accounts Receivable		$4		$1
Other Current Liabilities		(2)		(2)

1 Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

Amount and Location of Gain (Loss) Recognized in Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Foreign Currency Derivative Contracts [1]
General and administrative	$(6)	$(17)	$(12)
Revenues	(3)	(3)	(6)
Total	$(9)	$(20)	$(18)

1 Derivatives are not designated as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities.

The currencies underlying the foreign currency forward contracts consist primarily of the Australian dollar, British pound, Canadian dollar, Chinese renminbi, Euro, Hong Kong dollar, Korean won, Mexican peso, New Zealand dollar, Thai baht and Turkish lira. The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of December 31, 2011 and 2010 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Credit and market risk related to derivative instruments were not material at December 31, 2011 and 2010.
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

Revenue by geographic market is based on the location of the Company's customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 39.6%, 41.6%, and 42.4% of net revenues in 2011, 2010 and 2009, respectively. No individual country, other than the U.S., generated more than 10% of total revenues in those periods. MasterCard does not maintain or measure long-lived assets by geographic location.

MasterCard did not have any one customer that generated greater than 10% of net revenues in 2011, 2010 or 2009.

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA (Unaudited)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31 [1]	2011 Total
	(in millions, except per share amounts)
Revenues, net	$1,501	$1,667	$1,818	$1,728	$6,714
Operating income (loss)	836	885	1,002	(10)	2,713
Net income attributable to MasterCard	562	608	717	19	1,906
Basic earnings per share	$4.31	$4.77	$5.65	$0.15	$14.90
Basic weighted average shares outstanding	130	127	127	127	128
Diluted earnings per share	$4.29	$4.76	$5.63	$0.15	$14.85
Diluted weighted average shares outstanding	131	128	127	127	128

	2010 Quarter Ended
	March 31	June 30	September 30	December 31	2010 Total
	(in millions, except per share amounts)
Revenues, net	$1,308	$1,365	$1,428	$1,438	$5,539
Operating income	700	717	766	569	2,752
Net income attributable to MasterCard	455	458	518	415	1,846
Basic earnings per share	$3.47	$3.50	$3.96	$3.17	$14.10
Basic weighted average shares outstanding	130	131	131	131	131
Diluted earnings per share	$3.46	$3.49	$3.94	$3.16	$14.05
Diluted weighted average shares outstanding	131	131	131	131	131

1 Financial results for the three months ended December 31, 2011 include a $770 million charge for the U.S. merchant litigation. See Note 20 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.

Our fourth quarter results typically include higher customer and merchant incentives, which are recorded as contra-revenue, due to higher contract renewal activity and increased purchase volume and promotional activity related to the holiday shopping period, generally reducing our net revenue.  The fourth quarter also generally includes increased advertising and marketing expenses, primarily due to promotional activity related to the holiday shopping period and the timing of advertising and promotional campaigns.

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
Internal Control over Financial Reporting
In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2011. Management’s report on internal control over financial reporting is included in Part II, Item 8 of this Report. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is also included in Part II, Item 8 of this Report.
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2012 (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to auditors' services and fees will appear in the Proxy Statement and is incorporated by reference into this Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:

1	Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this Report.

2	Consolidated Financial Statement Schedules
None.

3	The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	February 16, 2012	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 16, 2012	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 16, 2012	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	February 16, 2012	By:	/s/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

Date:	February 16, 2012	By:	/s/ SILVIO BARZI
Silvio Barzi
Director

Date:	February 16, 2012	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 16, 2012	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 16, 2012	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 16, 2012	By:	/s/ NANCY J. KARCH
Nancy J. Karch
Director

Date:	February 16, 2012	By:	/s/ MARC OLIVIÉ
Marc Olivié
Director

Date:	February 16, 2012	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 16, 2012	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 16, 2012	By:	/s/ MARK SCHWARTZ
Mark Schwartz
Director

Date:	February 16, 2012	By:	/s/ JACKSON TAI
Jackson Tai
Director

Date:	February 16, 2012	By:	/s/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(a)
Amended and Restated Certificate of Incorporation of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.1(b)	Amended and Restated Bylaws of MasterCard Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 23, 2010 (File No. 001-32877)).

3.2(a)
Amended and Restated Certificate of Incorporation of MasterCard International Incorporated (incorporated by reference to Exhibit 3.2 (a) to the Company's Quarterly Report on Form 10-Q filed August 2, 2006 (File No. 001-32877)).

3.2(b)
Amended and Restated Bylaws of MasterCard International Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 3, 2009 (File No. 001-32877)).

10.1
$2,750,000,000 Credit Agreement, dated as of November 22, 2010, among MasterCard Incorporated, the several lenders from time to time parties thereto, Citibank, N.A., as managing administrative agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 23, 2010 (File No. 001-32877)).

10.2
Lease, dated as of April 1, 2003, between MasterCard International, LLC and City of Kansas City, Missouri relating to the Kansas City facility (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.3+
Employment Agreement between MasterCard International Incorporated and Ajay Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.4+
Employment Agreement between Noah J. Hanft and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.5+
Employment Agreement between Chris A. McWilton and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.6+
Employment Agreement between Martina Hund-Mejean and MasterCard International dated December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 2, 2009 (File No. 001-32877)).

10.7+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.8+*	Offer Letter between Ann Cairns and MasterCard International Incorporated, dated June 15, 2011.

10.8.1+*	Contract of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011.

10.8.2+*	Deed of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011.

10.9+
MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.10+
MasterCard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 21, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 2, 2010 (File No. 001-32877)).

10.11+
MasterCard International Incorporated Restoration Program, as amended and restated January 1, 2007 unless otherwise provided (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.12+
MasterCard Incorporated Deferral Plan, as amended and restated effective December 1, 2008 for account balances established after December 31, 2004 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.13+
MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective October 13, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.14+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 3, 2011 (File No. 001-32877)).

10.15+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 3, 2011 (File No. 001-32877)).

10.16+
Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 3, 2011 (File No. 001-32877)).

10.17+*	Form of MasterCard Incorporated Long Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers.

10.18+
MasterCard International Incorporated Executive Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.19+
MasterCard International Incorporated Change in Control Severance Plan, effective as of August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 31, 2009 (File No. 001-32877)).

10.20+
Schedule of Non-Employee Directors' Annual Compensation (effective as of January 1, 2010) (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.21+
2006 Non-Employee Director Equity Compensation Plan, amended and restated as of December 1, 2008 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.22+
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.23
Form of Indemnification Agreement between MasterCard Incorporated and certain of its directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.24
Form of Indemnification Agreement between MasterCard Incorporated and certain of its director nominees (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.25
Deed of Gift between MasterCard Incorporated and The MasterCard Foundation (incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-1 filed May 3, 2006 (File No. 333-128337)).

10.26
Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.27
Stipulation and Agreement of Settlement, dated July 20, 2006, between MasterCard Incorporated, the several defendants and the plaintiffs in the consolidated federal class action lawsuit titled In re Foreign Currency Conversion Fee Antitrust Litigation (MDL 1409), and the California state court action titled Schwartz v. Visa Int'l Corp., et al. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 1, 2006 (File No. 001-32877)).

10.28
Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.29**
Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.30
Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.31
Agreement dated as of October 27, 2008, by and among MasterCard International Incorporated, MasterCard Incorporated, Morgan Stanley, Visa Inc., Visa U.S.A. Inc. and Visa International Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.32
Agreement to Prepay Future Payments at a Discount, dated as of July 1, 2009, by and between MasterCard International incorporated and Co-lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-K filed July 2, 2009 (File No. 001-32877)).

10.33
Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard's customer banks that are parties thereto (incorporated by reference to Exhibit 10.33 to Amendment No.1 to the Company's Annual Report on Form 10-K/A filed on November 23, 2011).
.

10.34**
MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard's customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to Amendment No.1 to the Company's Annual Report on Form 10-K/A filed on November 23, 2011).
 .

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of MasterCard Incorporated.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed herewith.

**	Exhibit omits certain information that has been filed separately with the U.S. Securities and Exchange Commission and has been granted confidential treatment.
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