Form 10-Q
period 2012-03-31
MASTERCARD INC
filed 2012-05-02
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 26, 2012, there were 121,245,690 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 5,134,741 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED
FORM 10-Q

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

•	the Company’s focus on building new businesses through technology and strategic efforts and alliances with respect to electronic commerce, mobile and other initiatives;

•	the stability of economies around the globe;

•	the Company’s advertising and marketing strategy and investment;

•
the Company's belief that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its operations and potential litigation obligations; and

•	the manner and amount of purchases by the Company pursuant to its share repurchase program, dependent upon price and market conditions.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation or other legislative or regulatory activity in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability, limitations on business and other penalties resulting from litigation; potential changes in tax laws; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors with our customers; brand perceptions and reputation; ability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change and effectively deliver our products and solutions; acquisition and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
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

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,684	$3,734
Investment securities available-for-sale, at fair value	1,457	1,215
Accounts receivable	812	808
Settlement due from customers	654	601
Restricted security deposits held for customers	649	636
Prepaid expenses and other current assets	510	404
Deferred income taxes	347	343
Total Current Assets	8,113	7,741
Property, plant and equipment, at cost, net	450	449
Deferred income taxes	93	88
Goodwill	1,042	1,014
Other intangible assets, net of accumulated amortization of $595 and $557, respectively	682	665
Other assets	751	736
Total Assets	$11,131	$10,693
LIABILITIES AND EQUITY
Accounts payable	$274	$360
Settlement due to customers	625	699
Restricted security deposits held for customers	649	636
Accrued litigation	770	770
Accrued expenses	1,575	1,610
Other current liabilities	199	142
Total Current Liabilities	4,092	4,217
Deferred income taxes	112	113
Other liabilities	548	486
Total Liabilities	4,752	4,816
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 133,142,745 and 132,771,392 shares issued and 121,345,076 and 121,618,059 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 5,146,301 and 5,245,676 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,546	3,519
Class A treasury stock, at cost, 11,797,669 and 11,153,333 shares, respectively	(2,642)	(2,394)
Retained earnings	5,389	4,745
Accumulated other comprehensive income (loss)	78	(2)
Total Stockholders’ Equity	6,371	5,868
Non-controlling interests	8	9
Total Equity	6,379	5,877
Total Liabilities and Equity	$11,131	$10,693

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
Revenues, net	$1,758	$1,501
Operating Expenses
General and administrative	579	494
Advertising and marketing	125	129
Depreciation and amortization	54	42
Total operating expenses	758	665
Operating income	1,000	836
Other Income (Expense)
Investment income	9	12
Interest expense	(6)	(10)
Other income (expense), net	(4)	(2)
Total other income (expense)	(1)	—
Income before income taxes	999	836
Income tax expense	318	274
Net income	681	562
Loss attributable to non-controlling interests	1	—
Net Income Attributable to MasterCard	$682	$562

Basic Earnings per Share	$5.38	$4.31
Basic Weighted Average Shares Outstanding	127	130
Diluted Earnings per Share	$5.36	$4.29
Diluted Weighted Average Shares Outstanding	127	131

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net Income	$681	$562
Other comprehensive income:
Foreign currency translation adjustments	77	105

Defined benefit pension and other postretirement plans	1	—
Income tax effect	—	—
	1	—

Investment securities available-for-sale	3	1
Income tax effect	(1)	—
	2	1

Other comprehensive income, net of tax	80	106
Comprehensive Income	761	668
Loss attributable to non-controlling interests	1	—
Comprehensive Income Attributable to MasterCard	$762	$668

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2011	$5,877	$4,745	$(2)	$—	$—	$3,519	$(2,394)	$9
Net income	681	682	—	—	—	—	—	(1)
Other comprehensive income, net of tax	80	—	80	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.30 per share	(38)	(38)	—	—	—	—	—	—
Purchases of treasury stock	(248)	—	—	—	—	—	(248)	—
Share-based payments	18	—	—	—	—	18	—	—
Stock units withheld for taxes	(38)	—	—	—	—	(38)	—	—
Tax benefit for share-based compensation	33	—	—	—	—	33	—	—
Exercise of stock options	14	—	—	—	—	14	—	—
Balance at March 31, 2012	$6,379	$5,389	$78	$—	$—	$3,546	$(2,642)	$8

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating Activities
Net income	$681	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	42
Share-based payments	18	15
Stock units withheld for taxes	(38)	(32)
Tax benefit for share-based compensation	(33)	(7)
Deferred income taxes	(14)	55
Other	9	6
Changes in operating assets and liabilities:
Accounts receivable	7	(2)
Settlement due from customers	(43)	122
Prepaid expenses	(53)	60
Obligations under litigation settlements	—	(150)
Accounts payable	(88)	8
Settlement due to customers	(88)	(259)
Accrued expenses	1	(132)
Net change in other assets and liabilities	14	67
Net cash provided by operating activities	427	355
Investing Activities
Purchases of investment securities available-for-sale	(398)	(15)
Purchases of property, plant and equipment	(12)	(10)
Capitalized software	(39)	(15)
Proceeds from sales of investment securities available-for-sale	43	10
Proceeds from maturities of investment securities available-for-sale	111	15
Proceeds from maturities of investment securities held-to-maturity	—	150
Investment in nonmarketable equity investments	(7)	—
Net cash (used in) provided by investing activities	(302)	135
Financing Activities
Purchases of treasury stock	(248)	(654)
Dividends paid	(19)	(20)
Tax benefit for share-based compensation	33	7
Cash proceeds from exercise of stock options	14	2
Net cash used in financing activities	(220)	(665)
Effect of exchange rate changes on cash and cash equivalents	45	62
Net decrease in cash and cash equivalents	(50)	(113)
Cash and cash equivalents - beginning of period	3,734	3,067
Cash and cash equivalents - end of period	$3,684	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Organization

MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a global payments and technology company that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks.  MasterCard primarily (1) offers a wide range of payment solutions, which enable its customers (which include financial institutions and other entities that act as “issuers” and “acquirers”) to develop and implement credit, debit, prepaid and related payment programs for their customers (which include individual consumers, businesses and government entities); (2) manages a family of well-known, widely-accepted payment brands, including MasterCard®, Maestro® and Cirrus®, which it licenses to its customers for use in their payment programs; (3) processes payment transactions over the MasterCard Worldwide Network; and (4) provides support services to its customers and, depending upon the service, merchants and other clients.

Consolidation and basis of presentation

The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2012 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).

The balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements as of December 31, 2011. The consolidated financial statements for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2011 for additional disclosures, including a summary of the Company’s significant accounting policies.

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

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company adopted the revised accounting standard effective January 1, 2012 via prospective adoption, as required. The adoption had no impact on the Company's financial position or results of operations.

Comprehensive income - In June 2011, a new accounting standard was issued that amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

income must be presented on the face of the financial statements. In December 2011, a new accounting standard was issued that indefinitely deferred the effective date for the requirement to present the reclassification of items from comprehensive income to net income on the face of the financial statements. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standards effective January 1, 2012. The adoption had no impact on the Company's financial position or results of operations.

Note 2. Earnings Per Share

The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$682	$562
Denominator:
Basic EPS weighted average shares outstanding	127	130
Dilutive stock options and stock units	—	1
Diluted EPS weighted average shares outstanding *	127	131
Earnings per Share
Total Basic	$5.38	$4.31
Total Diluted	$5.36	$4.29

* For the periods presented, the calculation of diluted EPS excluded a minimal amount of antidilutive share-based payment awards.

Note 3. Fair Value and Investment Securities

Financial Instruments

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of March 31, 2012 and December 31, 2011 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2012.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$401	$—	$401
U.S. Government and Agency securities	—	249	—	249
Taxable short-term bond funds	206	—	—	206
Corporate securities	—	464	—	464
Asset-backed securities	—	116	—	116
Auction rate securities	—	—	70	70
Other	—	15	—	15
Total recurring fair value measurements	$206	$1,245	$70	$1,521

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$393	$—	$393
U.S. Government and Agency securities	—	205	—	205
Taxable short-term bond funds	203	—	—	203
Corporate securities	—	325	—	325
Asset-backed securities	—	69	—	69
Auction rate securities	—	—	70	70
Other	—	22	—	22
Total recurring fair value measurements	$203	$1,014	$70	$1,287

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

The fair value of the Company's available-for-sale municipal securities, U.S. Government and Agency securities, corporate securities, asset-backed securities and other fixed income securities are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company's foreign currency derivative contracts have also been classified within Level 2 in the other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 13 (Foreign Exchange Risk Management) for further details.

The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of March 31, 2012 and December 31, 2011. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. Additionally, loss probability and severity profiles against the Company's gross and net settlement exposures are considered. At March 31, 2012 and December 31, 2011, the carrying value of settlement and other guarantee liabilities were de minimis. The estimated fair values of settlement and other guarantee liabilities as of March 31, 2012 and December 31, 2011 were approximately $75 million and $95 million, respectively. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).

Refunding Revenue Bonds

The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company's global technology and operations center located in O'Fallon, Missouri. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds.

Non-Financial Instruments

Certain assets and liabilities are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing. The Company's non-financial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$390	$11	$—	$401
U.S. Government and Agency securities	249	—	—	249
Taxable short-term bond funds	207	—	(1)	206
Corporate securities	463	1	—	464
Asset-backed securities	116	—	—	116
Auction rate securities[2]	78	—	(8)	70
Other	21	—	—	21
Total	$1,524	$12	$(9)	$1,527

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$382	$11	$—	$393
U.S. Government and Agency securities	205	—	—	205
Taxable short-term bond funds	206	—	(3)	203
Corporate securities	325	—	—	325
Asset-backed securities	69	—	—	69
Auction rate securities[2]	78	—	(8)	70
Other	20	—	—	20
Total	$1,285	$11	$(11)	$1,285

1 The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
2 Included in other assets on the consolidated balance sheet. See Note 4 (Prepaid Expenses and Other Assets).
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The U.S. Government and Agency securities are primarily invested in U.S. Government Treasury bills and bonds and U.S. government sponsored Agency bonds and discount notes. Short-term bond funds are invested in corporate bonds, mortgage-backed securities and asset-backed securities. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables. The ARS are exempt from U.S. federal income tax and are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2012 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$618	$618
Due after 1 year through 5 years	574	584
Due after 5 years through 10 years	48	49
Due after 10 years	77	70
No contractual maturity	207	206
Total	$1,524	$1,527
The majority of the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the "no contractual maturity" category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

Investment Income:
Investment income was $9 million and $12 million for the three months ended March 31, 2012 and 2011, respectively. It primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$257	$190
Investment securities held-to-maturity	36	—
Prepaid income taxes	7	35
Income taxes receivable	35	35
Other	175	144
Total prepaid expenses and other current assets	$510	$404

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$447	$409
Nonmarketable equity investments	162	160
Auction rate securities available-for-sale, at fair value	70	70
Investment securities held-to-maturity	—	36
Income taxes receivable	15	15
Other	57	46
Total other assets	$751	$736

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Property, plant and equipment	$835	$819
Less accumulated depreciation and amortization	(385)	(370)
Property, plant and equipment, net	$450	$449

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$928	$889
Personnel costs	159	345
Advertising	87	144
Income and other taxes	255	82
Other	146	150
Total accrued expenses	$1,575	$1,610

As of March 31, 2012 and December 31, 2011, the Company had an accrued liability of $770 million related to the U.S. merchant litigation; the amount represents an estimate of the Company's financial liability that could result from a settlement as a result of progress in the mediation process.  This amount is not included in the accrued expense table above and is separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion.

Note 7. Stockholders’ Equity

During the three months ended March 31, 2012 and 2011, the Company repurchased a total of approximately 0.7 million shares and 2.6 million shares of its Class A common stock for approximately $248 million and $654 million, respectively. These shares were considered treasury stock, which is a reduction to stockholders’ equity. As of April 26, 2012, the cumulative repurchases by the Company under its $2 billion share repurchase program totaled approximately 5.2 million shares of its Class A common stock, for an aggregate cost of approximately $1.4 billion at an average price of $277.82 per share of Class A common stock. See Note 15 (Stockholders' Equity) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2012 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale, Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$30	$(32)	$—	$(2)
Current period other comprehensive income	77	1	2	80
Balance at March 31, 2012	$107	$(31)	$2	$78

Note 9. Share-Based Payment and Other Benefits

On March 1, 2012, the Company granted approximately 149 thousand restricted stock units, 133 thousand stock options and 21 thousand performance stock units under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The fair value of the restricted stock units and performance stock units, based on the closing price of the Class A common stock, par value $0.0001 per share, on the New York Stock Exchange on March 1, 2012, was $420.43. The fair value of the stock options estimated on the date of grant using a Black-Scholes option pricing model was $148.45. Vesting of the shares underlying the restricted stock units and performance stock units will occur on February 28, 2015. The stock options vest in four equal annual installments beginning on March 1, 2013, and have a term of ten years. The Company also makes certain off-cycle grants throughout the year. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

Note 10. Income Taxes

The effective income tax rates were 31.8% and 32.8% for the three months ended March 31, 2012 and 2011, respectively. The tax rate for the three months ended March 31, 2012 was lower than the tax rate for the three months ended March 31, 2011 primarily due to a more favorable geographic mix of earnings for the three months ended March 31, 2012.

The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations.  It is possible that the amount of unrecognized benefit with respect to the Company's uncertain tax positions may change within the next twelve months. An estimate of the range of the possible change cannot be made until the issues are further developed, the examinations close, or the statutes expire.

Note 11. Legal and Regulatory Proceedings

MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. In some instances, the probability of loss and an estimation of damages are not possible to be determined at present. While these proceedings are generally resolved over long periods of time, the probability of loss or an estimation of damages can change due to a number of developments. Accordingly, except as discussed below, MasterCard has not established reserves for any of these proceedings. MasterCard has recorded liabilities for certain legal proceedings which have been settled through contractual agreements.

Except as described below, MasterCard does not believe that any existing legal or regulatory proceedings to which it is a party would have a material adverse effect on its results of operations, financial position, or cash flows. Moreover, MasterCard believes that it has strong defenses for the pending legal and regulatory proceedings described below. Notwithstanding MasterCard's belief, however, in the event it were found liable in a large class-action lawsuit or on the basis of a claim in the United States entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

significant. In addition, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant. Furthermore, MasterCard could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices, and any of these events could have a material adverse effect on MasterCard's results of operations, financial position or cash flows (or, in the event of liability in a large class-action lawsuit, could even cause MasterCard to become insolvent).

Department of Justice Antitrust Litigation and Related Private Litigations

In October 1998, the U.S. Department of Justice (“DOJ”) filed suit against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. in the U.S. District Court for the Southern District of New York alleging that both MasterCard's and Visa's governance structure and policies violated U.S. federal antitrust laws. The DOJ challenged (1) “dual governance”, where a financial institution has a representative on the Board of Directors of MasterCard or Visa while a portion of its card portfolio is issued under the brand of the other association, and (2) both MasterCard's Competitive Programs Policy (“CPP”) and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover). In October 2001, the judge issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the judge also held that MasterCard's CPP and the Visa bylaw constituted unlawful restraints of trade under the federal antitrust laws. The judge subsequently issued a final judgment that ordered MasterCard to repeal the CPP and enjoined MasterCard from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network.

In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. The Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. The parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “-U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.

U.S. Merchant and Consumer Litigations

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc. challenging certain aspects of the payment card industry under U.S. federal antitrust law. The plaintiffs claimed that MasterCard's “Honor All Cards” rule (and a similar Visa rule), which required merchants who accept MasterCard cards to accept for payment every validly presented MasterCard card, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. In June 2003, MasterCard International signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the Court approved in December 2003. Pursuant to the settlement, MasterCard agreed, among other things, to create two separate “Honor All Cards” rules in the United States - one for debit cards and one for credit cards.

In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in 18 of the jurisdictions. However, there are outstanding cases in New Mexico and California. MasterCard's motion to dismiss the complaint in the New Mexico action was granted by the trial court and this dismissal was affirmed by the appellate court in April 2012. The time for plaintiffs to seek further appeal is now running. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings.

At this time, it is not possible to determine the outcome of, or, except as indicated above in the California consumer actions, estimate the liability related to, the remaining consumer cases and no provision for losses has been provided in connection with them. The consumer class actions are not covered by the terms of the settlement agreement in the U.S. merchant lawsuit.

ATM Non-Discrimination Rule Surcharge Complaints

In October 2011, a trade association of independent Automated Teller Machine (“ATM”) operators and 13 independent ATM operators filed a complaint styled as a class action lawsuit in the U.S. District Court for the District of Columbia against both MasterCard and Visa (the “ATM Operators Complaint”).  Plaintiffs seek to represent a class of non-bank operators of ATM terminals that operate ATM terminals in the United States with the discretion to determine the price of the ATM access fee for the terminals they operate.   Plaintiffs allege that MasterCard and Visa have violated Section 1 of the Sherman Act by imposing rules that require ATM operators to charge non-discriminatory ATM surcharges for transactions processed over MasterCard's and Visa's respective networks that are not greater than the surcharge charged for transactions over other networks accepted at the same ATM.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys' fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.

Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against MasterCard and Visa on behalf of putative classes of users of ATM services (the “ATM Consumer Complaints”).  The claims in these actions largely mirror the allegations made in the ATM Operators Complaint described above, although these complaints seek damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank and non-bank ATM operators as a result of the defendants' ATM rules.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys' fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.

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

Interchange Litigation and Regulatory Proceedings

Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard's. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system's cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard's interchange fees and related practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions, including the proceedings described below. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of these interchange proceedings (except as otherwise indicated below), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. Some of the proceedings described below could have a significant impact on our customers in the applicable country and on MasterCard's level of business in those countries. The proceedings reflect the significant and increasingly intense legal, regulatory and legislative scrutiny worldwide that interchange fees and related practices have been receiving. When taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and related practices may have a material adverse effect on the Company's revenues, its prospects for future growth and its overall business, financial condition and revenue.

United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

are styled as class actions, although a few complaints are filed on behalf of individual merchant plaintiffs) against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of customer financial institutions. Taken together, the claims in the complaints are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that MasterCard, Visa, and certain of their customer financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the no surcharge rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs have filed a consolidated class action complaint that seeks treble damages, as well as attorneys' fees and injunctive relief. The district court has dismissed the plaintiffs' pre-2004 damage claims. The plaintiffs have filed a motion for class certification. The court heard oral argument on the motion in November 2009 and the parties are awaiting a decision on the motion.

In July 2006, the group of purported merchant class plaintiffs filed a supplemental complaint alleging that MasterCard's initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and its customer financial institutions in connection with the IPO: (1) violate U.S. antitrust laws and (2) constitute a fraudulent conveyance because the customer financial institutions are allegedly attempting to release, without adequate consideration, MasterCard's right to assess them for MasterCard's litigation liabilities. In November 2008, the district court granted MasterCard's motion to dismiss the plaintiffs' supplemental complaint in its entirety with leave to file an amended complaint. The class plaintiffs repled their complaint. The causes of action and claims for relief in the complaint generally mirror those in the plaintiffs' original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. MasterCard has moved to dismiss this complaint. The court heard oral argument on the motion in November 2009 and the parties are awaiting a decision on the motion.

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

In February 2011, MasterCard and MasterCard International Incorporated entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of customer financial institutions; and (2) a MasterCard settlement and judgment sharing agreement with a number of customer financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which MasterCard, the Visa parties and the customer financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the cases in the interchange merchant litigations.  Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the customer financial institutions and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the customer financial institutions with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.

MasterCard and the other defendants have been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs and the class plaintiffs. Based on progress to date in the mediation, MasterCard recorded a $770 million pre-tax charge, or $495 million on an after-tax basis, in the fourth quarter of 2011.  This charge represents MasterCard's estimate for the financial portion of a settlement in these cases. The charge does not represent an estimate of a loss if the parties to the matter litigate, in which case MasterCard cannot estimate the potential liability, if any. MasterCard's estimate involves significant judgment and may change depending on progress in settlement negotiations, or if the case is not settled, if the matter is litigated. A negative outcome in the litigation could materially and adversely affect MasterCard's results of operations, cash flow and financial condition.

European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe's cross-border default interchange fees and, in June 2006, it issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In December 2007, the European Commission announced a decision that applies to MasterCard's default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Economic Area (“EEA”) (the European Commission refers to these as “MasterCard's MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard's daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.6 million U.S. per day) in the event that MasterCard fails to comply. To date, MasterCard has not been assessed any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission's decision with the General Court of the European Union.

Following discussions with the European Commission, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard's fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the December 2007 decision or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard's undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings will be effective until a final decision by the General Court of the European Union regarding MasterCard's application for annulment of the European Commission's December 2007 decision.

The General Court of the European Union held a full day hearing on MasterCard's appeal of the European Commission's decision in July 2011. The hearing completed the General Court's review of the decision. The Court has informed the parties that it will announce its judgment on May 24, 2012, which would be subject to any further appeals.

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

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Canadian Competition Tribunal has scheduled the hearing in this case to commence on May 8, 2012. In December 2010, a complaint styled as a class action lawsuit was commenced against it in Quebec on behalf of Canadian merchants and consumers. That suit essentially repeats the allegations and arguments of the CCB application to the Canadian Competition Tribunal and seeks compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian customer financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a price fixing conspiracy to increase or maintain the fees paid by merchants on credit card transactions and that MasterCard's and Visa's rules force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The second suit seeks compensatory damages in unspecified amounts, and the third suit seeks compensatory damages of $5 billion. The second and third suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. If the CCB's challenges and/or the class action law suits were ultimately successful, such negative decisions could have a significant adverse impact on the revenues of MasterCard's Canadian customers and on MasterCard's overall business

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

in Canada and, in the case of the private lawsuits, could result in substantial damage awards.

Additional Interchange Proceedings. Regulatory authorities and central banks in a number of other jurisdictions around the world have commenced proceedings or inquiries into interchange fees and related practices. These matters include:

•
United Kingdom. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard's current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT has informed MasterCard that it does not intend to issue a Statement of Objections or otherwise commence formal proceedings with respect to the investigation prior to the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard's U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International's U.K. customers and MasterCard's overall business in the U.K.

•
Poland. In January 2007, the Polish Office for Protection of Competition and Consumers (the “PCA”) issued a decision that MasterCard's (and Visa Europe's) domestic credit and debit default interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard's (and Visa Europe's) licensed financial institutions. As part of this decision, the PCA also decided that MasterCard (and Visa Europe) had not violated the law. The decision is currently being appealed. If on appeal the PCA's decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard's Polish customers and on MasterCard's overall business in Poland.

•
Hungary. In December 2009, the Hungarian Competition Authority (“HCA”) issued a formal decision that MasterCard's (and Visa's) historic domestic interchange fees violated Hungarian competition law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. MasterCard appealed the decision to the Hungarian courts. In October 2010, the Hungarian appeals court stayed the proceeding until MasterCard's appeal to the General Court of the European Union of the European Commission's December 2007 cross-border interchange fee decision is finally decided. If the HCA's decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard's Hungarian customers and on MasterCard's overall business in Hungary.

•
Italy. In November 2010, the Italian Competition Authority (“ICA”) adopted a decision in which it determined that MasterCard Europe's domestic interchange fees violate European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA's infringement decision to the Administrative Court, and the decision was annulled by the Administrative Court in July 2011. The ICA has appealed the Administrative Court's judgment to the Council of State. If the ICA's infringement decision ultimately stands, it could have a significant adverse impact on the revenues of MasterCard's Italian customers and on MasterCard's overall business in Italy.

Interchange Regulatory Activity.

•
Central banks and regulators in several jurisdictions have initiated efforts to affect MasterCard and/or Visa's respective interchange rates outside of commencing regulatory proceedings. These efforts include (1) activity in 2012 by the Polish Central Bank to effectively compel MasterCard and Visa to lower their respective interchange rates and (2) an information request sent to MasterCard by the French Competition Authority (the “FCA”) in 2009 concerning its domestic interchange rates (which the FCA subsequently suspended and, as MasterCard understands, intends to wait until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission before deciding whether to re-engage as to these rates.)

•
In September 2010, the South African Reserve Bank informed MasterCard that it intends to appoint an independent consultant to make a recommendation on a simplified interchange structure for all payment systems in South Africa, including MasterCard's. Such an interchange structure, if adopted, could have a significant adverse impact on the revenues of MasterCard's South African customers and on MasterCard's overall business in South Africa.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•
MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Austria, Brazil, Colombia, Germany, Israel, Latvia, Lithuania, Russia and Venezuela are reviewing MasterCard's and/or its customers' interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Other Regulatory Proceedings

In addition to challenges to interchange fees, MasterCard's standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions from time to time.  At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of the proceedings described below, as the proceedings involve substantial uncertainties.  No provision for losses has been provided in connection with them. The proceedings reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenues.

•
Switzerland. In July 2010, MasterCard received a notice from the Swiss Competition Authority (the “WEKO”) that based upon complaints, the WEKO had opened a pre-investigation of certain of MasterCard's domestic debit acquirer fees to determine whether to open a formal investigation with respect to these fees. Despite the WEKO's denial in September 2010 of immediate action and interim relief based on the complaints, MasterCard understands that the WEKO has not closed its pre-investigation and is still considering whether to open a formal investigation of the fees.

Note 12. Settlement and Other Risk Management

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

The Company's estimated Settlement Exposure from MasterCard, Cirrus and Maestro-branded transactions was as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Gross Settlement Exposure	$39,000	$39,102
Collateral held for Settlement Exposure [1]	(4,229)	(3,482)
Net uncollateralized Settlement Exposure	$34,771	$35,620
1 Represents collateral held against MasterCard-branded exposure.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The guarantee estimate is based on all outstanding MasterCard-branded travelers cheques, reduced by an actuarial determination of cheques that are not anticipated to be presented for payment. The term of the guarantee is unlimited, while the amount is limited to cheques issued but not yet cashed. MasterCard calculated its MasterCard-branded travelers cheques exposure under this guarantee as $288 million and $325 million at March 31, 2012 and December 31, 2011, respectively. The reduction in travelers cheques exposure is attributable to an update to the actuarial assumptions and to MasterCard-branded travelers cheques being cashed.

A significant portion of the Company's travelers cheques risk is concentrated in one MasterCard travelers cheques issuer. MasterCard obtained an unlimited guarantee estimated at $221 million and $250 million at March 31, 2012 and December 31, 2011, respectively, from a financial institution that is a customer, to cover all of the exposure of outstanding travelers cheques with respect to such issuer. In addition, MasterCard obtained a limited guarantee estimated at $11 million and $13 million as of March 31, 2012 and December 31, 2011, respectively, from a financial institution that is a customer in order to cover the exposure of outstanding travelers cheques with respect to another issuer. These guarantee amounts have also been reduced by an actuarial determination of travelers cheques that are not anticipated to be presented for payment.

Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. For example, the European sovereign debt crisis introduces a heightened level of risk to the Company. The Company's aggregate gross Settlement Exposures to Italy, Greece, Portugal and Spain, four of the countries significantly impacted by the eurozone crisis, are less than 5% of MasterCard's total gross Settlement Exposure as of March 31, 2012 and are being managed through various planning and mitigation practices. The Company's global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. The amount of these guarantees was estimated at approximately $56 million and $59 million, as of March 31, 2012 and December 31, 2011, respectively. Included in this estimate are certain unlimited guarantees provided in the ordinary course of business, for which the Company historically has not experienced any losses. See Note 3 (Fair Value and Investment Securities) for further discussion.

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

Note 13. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency increased to $1.2 billion at March 31, 2012 compared to $279 million at December 31, 2011 due to the hedging of an increase in foreign currency denominated assets and an expanded hedging program to offset the Company's foreign currency exposures arising from anticipated receipts and disbursements.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2012, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	March 31, 2012		December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$52	$—	$21	$—
Commitments to sell foreign currency	1,205	(6)	279	2
Balance Sheet Location: [1]
Accounts Receivable		$5		$4
Other Current Liabilities		(11)		(2)

1 Amounts represent gross fair value amounts while these amounts may be netted for actual balance sheet presentation.

The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Foreign currency derivative contracts [1]
General and administrative	$(6)	$(11)
Revenues	(4)	(2)
Total	$(10)	$(13)

1 Derivatives are not designated as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities.

The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $140 million on the Company's foreign currency derivative contracts outstanding at March 31, 2012. Credit risk related to derivative instruments was not material at March 31, 2012 as compared to December 31, 2011.

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
We recorded net income of $682 million, or $5.36 per diluted share, for the three months ended March 31, 2012 versus net income of $562 million, or $4.29 per diluted share, for the three months ended March 31, 2011. In addition, for the three months ended March 31, 2012, we generated cash flows from operations of $427 million.
Our net revenues increased 17% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to the increased dollar volume of activity on cards carrying our brands and increased transactions. The net effects of pricing actions contributed approximately 3 percentage points to our net revenue growth for the three months ended March 31, 2012. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenues by approximately 2 percentage points for the three months ended March 31, 2012. Rebates and incentives as a percentage of gross revenues were 25% and 24% for the three months ended March 31, 2012 and 2011, respectively.
Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenues. Our revenues are primarily impacted by the dollar volume of activity on cards and other devices that carry our brands, and the number of transactions. For the three months ended March 31, 2012, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, our processed transactions increased 29% and our volumes increased 18% on a local currency basis compared to the three months ended March 31, 2011. This compares to increased processed transactions of 11% and increased volumes of 13% on a local currency basis for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Our operating expenses increased 14% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to greater general and administrative expenses. The net impact of foreign currency relating to the translation of expenses from our functional currencies to U.S. dollars reduced expenses by approximately 1 percentage point for the three months ended March 31, 2012.
Our ratios of operating income as a percentage of net revenues, or operating margins, were 56.9% and 55.7% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rates were 31.8% and 32.8% for the three months ended March 31, 2012 and 2011, respectively.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 40% of total revenue for each of the three month periods ended March 31, 2012 and 2011. No individual country, other than the United States, generated more than 10% of total revenues in either period, but differences in market growth, economic health, and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. The economies of the United States and numerous countries around the world have been significantly impacted by this economic turmoil. More recently, countries have experienced credit ratings actions by ratings agencies, including several in Europe as well as the United States. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. For a full discussion see "Risk Factors - Business Risks - Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Despite mixed economic indicators, we continue to see growth in all of our regions. Notwithstanding recent trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business.

Financial Results
Our operating results for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2012	2011
	(in millions, except per share data, percentages and GDV amounts)
Revenues, net	$1,758	$1,501	17%
Total operating expenses	758	665	14%
Operating income	1,000	836	20%

Total other income (expense)	(1)	—	*
Income before income taxes	999	836	20%
Income tax expense	318	274	16%
Net income	681	562	21%

Loss (income) attributable to non-controlling interests	1	—	*
Net Income Attributable to MasterCard	$682	$562	21%

Basic Earnings per Share	$5.38	$4.31	25%
Basic Weighted Average Shares Outstanding	127	130	(3)%
Diluted Earnings per Share	$5.36	$4.29	25%
Diluted Weighted Average Shares Outstanding	127	131	(3)%

Effective Income Tax Rate	31.8%	32.8%	*

Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions) [1]	$849	$729	16%
Processed transactions [2]	7,717	5,971	29%

* Not Meaningful

1 The data for GDV is provided by MasterCard customers and includes information with respect to MasterCard-branded transactions that are not processed by MasterCard and for which MasterCard in some instances does not earn significant revenues.  GDV may be revised by MasterCard's customers after its original submission and these revisions may be material. GDV generated by Maestro and Cirrus cards is not included.

2 Represents total number of transactions processed by MasterCard and growth from the comparable periods.
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three months ended March 31, 2012 as compared to the same period in 2011, the U.S. dollar strengthened against both the euro and the Brazilian real. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenues and operating expenses by approximately 2 and 1 percentage points, respectively, for the three months ended March 31, 2012.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2012, GDV on a U.S. dollar converted basis increased 16%, versus GDV growth on a local currency basis of 18% versus the comparable period in 2011.

During 2011 and the first quarter of 2012, approximately 60% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies). Our hedging activities attempt to protect against adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and could have a material adverse impact on our business. We manage these foreign currency risks by entering into foreign currency derivative contracts. To manage our anticipated cash flow exposures for certain currencies, we utilize a rolling hedge program to reduce the anticipated foreign exchange risk. Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements over time. Changes in foreign exchange rates affect the fair value of foreign currency derivatives entered into pursuant to our hedging activities. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activity, any changes in the fair value of the foreign currency derivatives could result in gains or losses as the Company records these derivatives at fair value on a current basis. Foreign exchange gains and losses are included within our net income. See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
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
The Company classifies its net revenues into the following five categories:

1.
Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the volume of activity on cards that carry our brands where the acquirer country and the issuer country are the same. A portion of these assessments is estimated based on aggregate transaction information collected from our systems and projected customer performance and is calculated by converting the aggregate volume of usage (purchases, cash disbursements, balance transfers and convenience checks) from local currency to the billing currency and then multiplying by the specific price. In addition, domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs. Acceptance development fees are charged primarily to U.S. issuers based on components of volume, and support our focus on developing merchant relationships and promoting acceptance at the point of sale. Market development fees are charged primarily to issuers and acquirers based on components of volume, and support our focus on building brand awareness and card activation, increasing purchase volumes, cross-border card usage, and other general marketing purposes.

2.
Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the volume of activity on cards that carry our brands where the merchant country and the issuer country are different. Cross-border volume fees are calculated by converting the aggregate volume of usage (purchases and cash disbursements) from local currency to the billing currency and then multiplying by the specific price. Cross-border volume fees also include fees charged to issuers for performing currency conversion services.

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

Revenue Analysis
Gross revenues increased $369 million, or 19%, for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $112 million, or 24%, for the three months ended March 31, 2012 versus the comparable period in 2011. Our net revenues increased 17% for the three months ended March 31, 2012 versus the comparable period in 2011.
Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar volume of activity on cards and other devices carrying our brands. For the three months ended March 31, 2012, our processed transactions increased 29% and our volumes increased 18% on a local currency basis versus the comparable period in 2011. The effects of various pricing actions implemented in 2012 and 2011 contributed approximately 3 percentage points to our net revenue growth for the three months ended March 31, 2012.
The significant components of our net revenues for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2012	2011
	(in millions, except percentages)
Domestic assessments	$840	$723	16%
Cross-border volume fees	531	462	15%
Transaction processing fees	714	590	21%
Other revenues	262	203	29%
Gross revenues	2,347	1,978	19%
Rebates and incentives (contra-revenues)	(589)	(477)	24%
Net revenues	$1,758	$1,501	17%

Domestic assessments – There was an increase in domestic assessments of 16% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to:

•
GDV increased 18% during the three months ended March 31, 2012 when measured in local currency terms, and increased 16% when measured on a U.S. dollar-converted basis versus the comparable period in 2011.

•	Pricing changes implemented in 2012 and 2011 increased domestic assessments by approximately 2 percentage points for the three months ended March 31, 2012 versus the comparable period in 2011.

•
The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars reduced domestic assessments revenue growth by approximately 2 percentage points for the three months ended March 31, 2012.

Cross-border volume fees – There was an increase in cross-border volume fees of 15% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to:

•
Cross-border volumes increased 18% during the three months ended March 31, 2012 when measured in local currency terms, and increased 16% when measured on a U.S. dollar-converted basis versus the comparable period in 2011.

•
The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars reduced cross-border volume fees revenue growth by approximately 1 percentage point for the three months ended March 31, 2012.

Transaction processing fees – There was an increase in transaction processing fees of 21% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to:

•
Processed transactions increased 29% for three months ended March 31, 2012 versus the comparable period in 2011. The growth included the effects of new processing deals entered into over the past year and the impact of debit regulation in the United States. As a result, the mix of processed transactions has shifted to more PIN debit transactions which typically have a lower revenue yield than our historic average.

•
Various pricing changes implemented in 2012 and 2011 increased transaction processing fees revenue by approximately 4 percentage points for the three months ended March 31, 2012 versus the comparable period in 2011.

•	The effects of connectivity fees and other non-switching transactions also contributed to the growth in transaction processing fees for the three months ended March 31, 2012.

•
The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars reduced transaction processing fees revenue growth by approximately 2 percentage points for the three months ended March 31, 2012.

Other revenues – Other revenues increased 29% for the three months ended March 31, 2012 versus the comparable period in 2011, primarily due to:

•
Revenues from the April 2011 acquisition of Access Prepaid Worldwide (“Access”), without comparable revenues for the same period in 2011 and increases in merchant and processor compliance fees and other payment-related services.

•	Pricing changes implemented in 2012 and 2011 increased other revenues by approximately 4 percentage points for the three months ended March 31, 2012 versus the comparable period in 2011.

•
The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars reduced other revenue growth by approximately 2 percentage points for the three months ended March 31, 2012.

Rebates and incentives – Rebates and incentives increased 24% for the three months ended March 31, 2012 versus the comparable period in 2011. Rebates and incentives as a percentage of gross revenues were 25% and 24% for the three months ended March 31, 2012 and 2011, respectively. The amount of rebates and incentives increased primarily due to the following:

•	New and renewed agreements and increased volumes.

•
The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars reduced rebates and incentives growth by approximately 1 percentage point for the three months ended March 31, 2012.

Operating Expenses
Operating expenses increased $93 million, or 14%, for three months ended March 31, 2012 versus the comparable period in 2011, primarily due to higher general and administrative expenses. Our operating expenses are comprised of general and administrative, advertising and marketing, and depreciation and amortization expenses. The components of operating expenses for the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2012	2011
	(in millions, except percentages)
General and administrative	$579	$494	17%
Advertising and marketing	125	129	(3)%
Depreciation and amortizaton	54	42	30%
Total operating expenses	$758	$665	14%

Total operating expenses as a percentage of net revenues	43%	44%
General and Administrative
General and administrative expenses increased $85 million, or 17% for three months ended March 31, 2012 versus the comparable period in 2011, primarily due to an increase in personnel and other expenses. The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars reduced general and administrative expenses by approximately 1 percentage point for the three months ended March 31, 2012.

The major components of general and administrative expenses for the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2012	2011
	(in millions, except percentages)
Personnel	$377	$333	13%
Professional fees	48	52	(7)%
Data processing and telecommunications	47	40	18%
Foreign exchange activity	13	2	*
Other	94	67	39%
General and administrative expenses	$579	$494	17%

* Not Meaningful

•
Personnel expense increased 13% for three months ended March 31, 2012 versus the comparable period in 2011. The increase was primarily due to higher salary and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Foreign exchange activity expense increased to $13 million for the three months ended March 31, 2012 from $2 million in the comparable period in 2011.  The increase in foreign exchange activity expense is primarily attributable to an adverse change in foreign currency rates and an increase in the notional value of net cash flow exposures hedged by the Company.  Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis in general and administrative expenses, with the associated offset being recognized as the exposures materialize.

•
Other expenses include travel and entertainment expenses, rental expense for our facilities, cardholder services expenses, certain operational expenses associated with the operations of Access, and other miscellaneous operating expenses. Other expenses increased for the three months ended March 31, 2012 versus the comparable period in 2011 primarily due to the increased expenses associated with the Access operations, which did not have comparable expenses for the same period in 2011, and other increased operating expenses associated with expanding business operations.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased $4 million, or 3%, for the three months ended March 31, 2012 versus the comparable period in 2011 mainly due to the impact of foreign currency and the timing of sponsorships and promotional initiatives. The net impact of foreign currency relating to the translation of advertising and marketing expenses from our functional currencies to U.S. dollars reduced advertising and marketing expenses by approximately 2 percentage points for the three months ended March 31, 2012.

Depreciation and Amortization

Depreciation and amortization expenses increased $12 million, or 30%, for three months ended March 31, 2012 versus the comparable period in 2011. The increases in depreciation and amortization expense reflected the amortization of intangible assets from the 2011 acquisition of Access and increased capitalized software associated with strategic projects.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The $1 million increase in other net expenses for the three months ended

March 31, 2012 versus the comparable period in 2011 was primarily due to a decrease in interest income and incremental expenses from equity method investments, partially offset by a decrease in the interest expense resulting from non-recurring interest accretion on litigation settlements.

Income Taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 31.8% and 32.8%, respectively. The tax rate for three months ended March 31, 2012 was lower than the tax rate in the comparable period in 2011 primarily due to a more favorable geographic mix of earnings for the three months ended March 31, 2012.

In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance, at the recommendation of the Singapore Economic Development Board. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would be subject to the statutory income tax rate on its earnings.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our potential litigation obligations. At March 31, 2012 and December 31, 2011, we had $5.1 billion and $4.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations.
During the three months ended March 31, 2012, MasterCard repurchased a total of approximately 0.7 million shares for $248 million at an average price of $379.68 per share of Class A common stock. These repurchased shares are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report and Note 15 (Stockholders' Equity) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations. Cash and cash equivalents and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.0 billion and $1.8 billion at March 31, 2012 and December 31, 2011, respectively, or 39% and 37% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2011 outside of the United States (as disclosed in Note 19 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
Our liquidity and access to capital could be negatively impacted by global credit market conditions and the outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. See also Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment” for additional discussion of these and other risks facing our business. Additionally, our liquidity could be affected by the failure of customers to meet their settlement obligations. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report and "-Business Environment" for further discussion.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$427	$355
Net cash (used in) provided by investing activities	(302)	135
Net cash used in financing activities	(220)	(665)

The table below shows a summary of the balance sheet data at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in millions)
Balance Sheet Data:
Current assets	$8,113	$7,741
Current liabilities	4,092	4,217
Long-term liabilities	660	599
Equity	6,379	5,877

Net cash provided by operating activities for the three months ended March 31, 2012 was $427 million versus $355 million for the comparable period in 2011. Net cash provided by operating activities for the three months ended March 31, 2012 was primarily due to net income, partially offset by the net change in customer settlements and a reduction in accounts payable. Net cash provided by operating activities for the three months ended March 31, 2011 was primarily due to net income, partially offset by litigation settlement payments, the net change in customer settlements and a reduction in accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2012 primarily related to purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities. Net cash provided by investing activities for the three months ended March 31, 2011 primarily related to proceeds from maturities of investment securities.
Net cash used in financing activities for the three months ended March 31, 2012 and 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders.
Dividends
On February 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on May 9, 2012 to holders of record on April 9, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $38 million. This represents an increase in our historical quarterly cash dividend of $0.15 per share, with aggregate payments for quarterly dividends having totaled $19 million and $20 million for the three months ended March 31, 2012 and 2011, respectively.
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

Credit Availability

On November 22, 2011, the Company extended its committed unsecured revolving credit facility, dated as of November 22, 2010 (the “Credit Facility”), for an additional year. The expiration date of the Credit Facility is November 21, 2014. The available funding under the Credit Facility will remain at $2.75 billion through November 22, 2013 and then decrease to $2.35 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company's option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at March 31, 2012 and December 31, 2011.

Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At March 31, 2012, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility at March 31, 2012 and December 31, 2011. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

On November 4, 2009, the Company filed a universal shelf registration statement to provide additional access to capital, if needed.  Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock or Class A common stock in one or more offerings.

Off-Balance Sheet Arrangements

Other than settlement guarantees issued in the normal course of business, it is not our business practice to enter into off-balance sheet arrangements, see Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements
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
In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company adopted the revised accounting standard effective January 1, 2012 via prospective adoption, as required. The adoption had no impact on the Company's financial position or results of operations.
Comprehensive income - In June 2011, a new accounting standard was issued that amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, a new accounting standard was issued that indefinitely deferred the effective date for the requirement to present the reclassification of items from comprehensive income on the face of the financial statements. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standards effective January 1, 2012. The adoption had no impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $140 million on our foreign currency derivative contracts outstanding at March 31, 2012. There were no material changes in our market risk exposures related to interest rates and equity price risk at March 31, 2012 as compared to December 31, 2011. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company's financial position or results of operations.

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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 2, 2012 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the consolidated statement of changes in equity for the three-month period ended March 31, 2012, and the consolidated statement of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statement of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2012

PART II

Item 1. Legal Proceedings

Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors

For a discussion of the Company's risk factors, see Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

In September 2010, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $1 billion of its Class A common stock in open market transactions. In April 2011, the Company’s Board of Directors amended the existing share repurchase program authorizing the Company to repurchase an incremental $1 billion of its Class A common stock in open market transactions. The incremental $1 billion share repurchase authorization increased the Class A share repurchase program to an aggregate of $2 billion. During the first quarter of 2012, MasterCard repurchased a total of approximately 0.7 million shares for $248 million at an average price of $379.68 per share of Class A common stock. The Company’s repurchase activity during the first quarter of 2012 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 – 31	288,800	$347.94	288,800	$752,001,961
February 1 – 29	128,900	$377.14	128,900	$703,389,192
March 1 – 31	234,800	$420.10	234,800	$604,749,483
Total	652,500	$379.68	652,500

1 Dollar value of shares that may yet be purchased under the Repurchase Program is as of the end of the period.

Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	May 2, 2012	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2012	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2012	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+
Form of MasterCard Incorporated Long Term Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

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

Any agreements or other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.