Form 10-Q
period 2012-06-30
MASTERCARD INC
filed 2012-08-01
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 26, 2012, there were 119,684,195 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 5,114,123 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

•
the Memorandum of Understanding to settle the current U.S. merchant class litigation and the agreement-in-principle to settle all claims brought by the individual merchant plaintiffs, which are subject to execution of settlement agreements for both the merchant class litigation (including the completion of certain appendices to the settlement agreement) and the individual merchant plaintiff class, as well as final court approval of the class settlement and any necessary approvals for the parties;

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulation established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; regulation or other legislative or regulatory activity in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability, limitations on business and other penalties resulting from litigation; potential changes in tax laws; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors with our customers; brand perceptions and reputation; ability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change and effectively deliver our products and solutions; acquisition and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of this report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
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

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,153	$3,734
Investment securities available-for-sale	1,803	1,215
Accounts receivable	844	808
Settlement due from customers	807	601
Restricted security deposits held for customers	726	636
Prepaid expenses and other current assets	592	404
Deferred income taxes	358	343
Total Current Assets	8,283	7,741
Property, plant and equipment, net	458	449
Deferred income taxes	116	88
Goodwill	1,009	1,014
Other intangible assets, net of accumulated amortization of $620 and $557, respectively	656	665
Other assets	718	736
Total Assets	$11,240	$10,693
LIABILITIES AND EQUITY
Accounts payable	$330	$360
Settlement due to customers	803	699
Restricted security deposits held for customers	726	636
Accrued litigation	790	770
Accrued expenses	1,475	1,610
Other current liabilities	183	142
Total Current Liabilities	4,307	4,217
Deferred income taxes	105	113
Other liabilities	552	486
Total Liabilities	4,964	4,816
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 133,196,600 and 132,771,392 shares issued and 119,783,424 and 121,618,059 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 5,114,123 and 5,245,676 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,571	3,519
Class A treasury stock, at cost, 13,413,176 and 11,153,333 shares, respectively	(3,311)	(2,394)
Retained earnings	6,052	4,745
Accumulated other comprehensive loss	(47)	(2)
Total Stockholders’ Equity	6,265	5,868
Non-controlling interests	11	9
Total Equity	6,276	5,877
Total Liabilities and Equity	$11,240	$10,693

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues, net	$1,820	$1,667	$3,578	$3,168
Operating Expenses
General and administrative	591	540	1,170	1,034
Advertising and marketing	179	193	304	322
Depreciation and amortization	56	49	110	91
Provision for litigation settlement	20	—	20	—
Total operating expenses	846	782	1,604	1,447
Operating income	974	885	1,974	1,721
Other Income (Expense)
Investment income	9	11	18	23
Interest expense	(3)	(2)	(9)	(12)
Other income (expense), net	(7)	(2)	(11)	(4)
Total other income (expense)	(1)	7	(2)	7
Income before income taxes	973	892	1,972	1,728
Income tax expense	273	284	591	558
Net income	700	608	1,381	1,170
Loss attributable to non-controlling interests	—	—	1	—
Net Income Attributable to MasterCard	$700	$608	$1,382	$1,170

Basic Earnings per Share	$5.56	$4.77	$10.95	$9.08
Basic Weighted Average Shares Outstanding	126	127	126	129
Diluted Earnings per Share	$5.55	$4.76	$10.91	$9.05
Diluted Weighted Average Shares Outstanding	126	128	127	129

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net Income	$700	$608	$1,381	$1,170
Other comprehensive income:
Foreign currency translation adjustments	(127)	43	(50)	148

Defined benefit pension and other postretirement plans	—	—	2	—
Income tax effect	—	—	(1)	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	1	—

Investment securities available-for-sale	3	5	6	6
Income tax effect	(1)	(2)	(2)	(2)
Investment securities available-for-sale, net of income tax effect	2	3	4	4

Other comprehensive (loss) income, net of tax	(125)	46	(45)	152
Comprehensive Income	575	654	1,336	1,322
Loss attributable to non-controlling interests	—	—	1	—
Comprehensive Income Attributable to MasterCard	$575	$654	$1,337	$1,322

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2011	$5,877	$4,745	$(2)	$—	$—	$3,519	$(2,394)	$9
Net income (loss)	1,381	1,382	—	—	—	—	—	(1)
Contribution by non-controlling interest	3	—	—	—	—	—	—	3
Other comprehensive loss, net of tax	(45)	—	(45)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(75)	(75)	—	—	—	—	—	—
Purchases of treasury stock	(919)	—	—	—	—	—	(919)	—
Issuance of treasury stock for share-based compensation	—	—	—	—	—	(2)	2	—
Share-based payments	41	—	—	—	—	41	—	—
Stock units withheld for taxes	(38)	—	—	—	—	(38)	—	—
Tax benefit for share-based compensation	33	—	—	—	—	33	—	—
Exercise of stock options	18	—	—	—	—	18	—	—
Balance at June 30, 2012	$6,276	$6,052	$(47)	$—	$—	$3,571	$(3,311)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Operating Activities
Net income	$1,381	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	91
Share-based payments	41	36
Stock units withheld for taxes	(38)	(32)
Tax benefit for share-based compensation	(33)	(10)
Deferred income taxes	(55)	94
Other	24	13
Changes in operating assets and liabilities:
Accounts receivable	(51)	(22)
Income taxes receivable	(31)	—
Settlement due from customers	(213)	42
Prepaid expenses	(140)	(73)
Obligations under litigation settlements	20	(300)
Accounts payable	(27)	34
Settlement due to customers	112	(127)
Accrued expenses	(50)	(84)
Net change in other assets and liabilities	18	61
Net cash provided by operating activities	1,068	893
Investing Activities
Acquisition of business, net of cash acquired	—	(460)
Purchases of investment securities available-for-sale	(1,054)	(39)
Purchases of property, plant and equipment	(40)	(35)
Capitalized software	(67)	(37)
Proceeds from sales of investment securities available-for-sale	104	30
Proceeds from maturities of investment securities available-for-sale	386	28
Proceeds from maturities of investment securities held-to-maturity	—	301
Investment in nonmarketable equity investments	(19)	(2)
Net cash used in investing activities	(690)	(214)
Financing Activities
Purchases of treasury stock	(919)	(1,041)
Dividends paid	(57)	(39)
Payment of debt	—	(21)
Tax benefit for share-based compensation	33	10
Cash proceeds from exercise of stock options	18	8
Contribution by non-controlling interest	3	—
Net cash used in financing activities	(922)	(1,083)
Effect of exchange rate changes on cash and cash equivalents	(37)	101
Net decrease in cash and cash equivalents	(581)	(303)
Cash and cash equivalents - beginning of period	3,734	3,067
Cash and cash equivalents - end of period	$3,153	$2,764

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$—	$549
Fair value of liabilities assumed related to an acquisition	$—	$89

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

On April 15, 2011, MasterCard acquired the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”), for 295 million U.K pound sterling, or $481 million, including adjustments for working capital, and contingent consideration. The consolidated financial statements include the results of Access since the date of its acquisition on April 15, 2011. See Note 2 (Acquisitions) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.

The balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements as of December 31, 2011. The consolidated financial statements for the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In May 2011, the fair value accounting guidance was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company adopted the revised accounting standard effective January 1, 2012 via

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

prospective adoption, as required. The adoption had no impact on the Company's financial position or results of operations.

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

Note 2. Earnings Per Share

The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$700	$608	$1,382	$1,170
Denominator:
Basic EPS weighted average shares outstanding	126	127	126	129
Dilutive stock options and stock units	—	—	—	—
Diluted EPS weighted average shares outstanding *	126	128	127	129
Earnings per Share
Total Basic	$5.56	$4.77	$10.95	$9.08
Total Diluted	$5.55	$4.76	$10.91	$9.05

Note that table may not sum due to rounding.
* For the periods presented, the calculation of diluted EPS excluded a minimal amount of antidilutive share-based payment awards.

Note 3. Fair Value and Investment Securities

Financial Instruments

In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of June 30, 2012 and December 31, 2011 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2012.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$422	$—	$422
U.S. Government and Agency securities	—	248	—	248
Taxable short-term bond funds	206	—	—	206
Corporate securities	—	711	—	711
Asset-backed securities	—	188	—	188
Auction rate securities	—	—	41	41
Other	—	43	—	43
Total recurring fair value measurements	$206	$1,612	$41	$1,859

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$393	$—	$393
U.S. Government and Agency securities	—	205	—	205
Taxable short-term bond funds	203	—	—	203
Corporate securities	—	325	—	325
Asset-backed securities	—	69	—	69
Auction rate securities	—	—	70	70
Other	—	22	—	22
Total recurring fair value measurements	$203	$1,014	$70	$1,287

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

The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of June 30, 2012 and December 31, 2011. The decrease in the value of ARS outstanding from December 31, 2011 to June 30, 2012 is due to issuer calls of the securities at par value. The Company did not realize any material losses on its ARS portfolio during the three and six months ended June 30, 2012 and 2011. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

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

Settlement and Other Guarantee Liabilities

The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2012 and December 31, 2011, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities:
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$411	$11	$—	$422
U.S. Government and Agency securities	248	—	—	248
Taxable short-term bond funds	207	—	(1)	206
Corporate securities	710	1	—	711
Asset-backed securities	188	—	—	188
Auction rate securities[2]	46	—	(5)	41
Other	28	—	—	28
Total	$1,838	$12	$(6)	$1,844

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$382	$11	$—	$393
U.S. Government and Agency securities	205	—	—	205
Taxable short-term bond funds	206	—	(3)	203
Corporate securities	325	—	—	325
Asset-backed securities	69	—	—	69
Auction rate securities[2]	78	—	(8)	70
Other	20	—	—	20
Total	$1,285	$11	$(11)	$1,285

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2012 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$754	$754
Due after 1 year through 5 years	770	780
Due after 5 years through 10 years	58	59
Due after 10 years	49	45
No contractual maturity	207	206
Total	$1,838	$1,844
The majority of the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the "no contractual maturity" category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.

Investment Income:
Investment income was $9 million and $11 million for the three months ended June 30, 2012 and 2011, respectively. Investment income was $18 million and $23 million for the six months ended June 30, 2012 and 2011, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$235	$190
Investment securities held-to-maturity	36	—
Prepaid income taxes	90	35
Income taxes receivable	50	35
Other	181	144
Total prepaid expenses and other current assets	$592	$404

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$422	$409
Nonmarketable equity investments	165	160
Auction rate securities available-for-sale, at fair value	41	70
Investment securities held-to-maturity	—	36
Income taxes receivable	31	15
Other	59	46
Total other assets	$718	$736

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Property, plant and equipment	$843	$819
Less accumulated depreciation and amortization	(385)	(370)
Property, plant and equipment, net	$458	$449

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$908	$889
Personnel costs	223	345
Advertising	86	144
Income and other taxes	135	82
Other	123	150
Total accrued expenses	$1,475	$1,610

As of June 30, 2012 and December 31, 2011, the Company had an accrued liability of $790 million and $770 million, respectively, related to the U.S. merchant litigations. MasterCard and the other defendants had been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs and the class plaintiffs. MasterCard recorded a $770 million pre-tax charge in the fourth quarter of 2011.  This charge represented MasterCard's estimate for the financial portion of a settlement in these cases. On July 13, 2012, MasterCard entered into a memorandum of understanding to settle the merchant class litigation, and separately agreed in principle to settle all claims brought by the individual merchant plaintiffs. MasterCard's financial portion of the settlements is estimated to total $790 million on a pre-tax basis, with the additional $20 million pre-tax charge having been recorded in the second quarter of 2012. This amount is not included in the accrued expense table above and is separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion.

Note 7. Stockholders’ Equity

In June 2012, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the "New Program"). The New Program became effective in June 2012 at the completion of the Company’s previously announced $2 billion Class A share repurchase program (the "Prior Program"). The Company’s Board of Directors approved $1 billion of the Prior Program in September 2010 and the additional $1 billion in April 2011. The cumulative repurchases by the Company under the Prior Program totaled approximately 6.5 million shares of Class A common stock, for an aggregate cost of approximately $2 billion and at an average price of $305.60 per share of Class A common stock. See Note 15 (Stockholders' Equity) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of the Prior Program.

During the three months ended June 30, 2012 and 2011, the Company repurchased a total of approximately 1.6 million shares and 1.5 million shares of its Class A common stock for approximately $671 million and $387 million, respectively, under these

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

share repurchase programs. During the six months ended June 30, 2012 and 2011, the Company repurchased a total of approximately 2.3 million shares and 4.1 million shares of its Class A common stock for approximately $0.9 billion and $1.0 billion, respectively. Under the New Program, the Company had repurchased a total of approximately 0.2 million shares of its Class A common stock in June 2012 for approximately $66 million. As of July 26, 2012, the cumulative repurchases by the Company under the New Program totaled approximately 0.3 million shares of its Class A common stock for an aggregate cost of approximately $123 million at an average price of $423.66 per share of Class A common stock.

Note 8. Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated comprehensive income for the six months ended June 30, 2012 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans, Net of Tax	Investment Securities Available-for-Sale, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2011	$30	$(32)	$—	$(2)
Current period other comprehensive (loss) income	(50)	1	4	(45)
Balance at June 30, 2012	$(20)	$(31)	$4	$(47)

Note 9. Share-Based Payment and Other Benefits

During the six months ended June 30, 2012, the Company granted approximately 152 thousand restricted stock units, 133 thousand stock options and 21 thousand performance stock units under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The weighted average fair value of the restricted stock units and performance stock units, based on the closing price of the Class A common stock, par value $0.0001 per share, on the New York Stock Exchange on the dates of the grants was $420.44. The weighted average fair value of the stock options estimated on the dates of the grants using a Black-Scholes option pricing model was $148.45. Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of the grant. The stock options vest in four equal annual installments beginning one year after the date of the grant, and have a term of ten years. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.

Note 10. Income Taxes

The effective income tax rates were 28.0% and 31.8% for the three months ended June 30, 2012 and 2011, respectively, and 30.0% and 32.3% for the six months ended June 30, 2012 and 2011, respectively. The tax rates for each of the three and six months ended June 30, 2012 were lower than the tax rates in each of the three and six months ended June 30, 2011 due primarily to discrete benefits relating to additional export incentives and the conclusion of tax examinations in certain jurisdictions. A more favorable geographic mix of earnings also contributed to the lower tax rates in each period.

The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations.  The Company has effectively settled its U.S. federal income tax obligations through 2008.  With limited exception, the Company is no longer subject to state and local or non-U.S. audits by taxing authorities for years through 2002.  It is possible that the amount of unrecognized benefit with respect to the Company's uncertain tax positions may change within the next twelve months. An estimate of the range of the possible change cannot be made until the issues are further developed, the examinations close, or the statutes expire.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Except as described below, MasterCard does not believe that any existing legal or regulatory proceedings to which it is a party would have a material adverse effect on its results of operations, financial position, or cash flows. Moreover, MasterCard believes that it has strong defenses for the pending legal and regulatory proceedings described below. Notwithstanding MasterCard's belief, however, in the event it were found liable in a large class-action lawsuit or on the basis of a claim in the United States entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant. In addition, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant. Furthermore, MasterCard could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices, and any of these events could have a material adverse effect on MasterCard's results of operations, financial position or cash flows (or, in the event of liability in a large class-action lawsuit, could even cause MasterCard to become insolvent).

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in 18 of the jurisdictions. However, there are outstanding cases in New Mexico and California. MasterCard's motion to dismiss the complaint in the New Mexico action was granted by the trial court and this dismissal was affirmed by the appellate court in April 2012. With respect to the California state actions, and as discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. In July 2012, the trial court instructed the parties to submit a motion seeking approval of the settlement by August 20, 2012.

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

In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard has moved to dismiss the complaints for failure to state a claim. Oral argument on the motion is scheduled for September 2012.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints are styled as class actions, although a few complaints are filed on behalf of individual merchant plaintiffs) against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of customer financial institutions. Taken together, the claims in the complaints are generally brought under both Section 1 of the Sherman Act and Section 2 of the Sherman Act, which prohibits monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that MasterCard, Visa, and certain of their customer financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the no surcharge rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs have filed a consolidated class action complaint that seeks treble damages, as well as attorneys' fees and injunctive relief. The district court has dismissed the plaintiffs' pre-2004 damage claims. The plaintiffs have filed a motion for class certification. The court heard oral argument on the motion in November 2009 and the parties are awaiting a decision on the motion.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard and the other defendants had been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs and the class plaintiffs. Based on progress in the mediation, MasterCard recorded a $770 million pre-tax charge, or $495 million on an after-tax basis, in the fourth quarter of 2011.  This charge represented MasterCard's estimate for the financial portion of a settlement in these cases. The charge did not represent an estimate of a loss if the parties to the matter were to litigate, in which case MasterCard would not have been able to estimate any potential liability. MasterCard's estimate involved significant judgment and was subject to change depending on progress in settlement negotiations, or if the case was not settled, if the matter was to be litigated.

On July 13, 2012, MasterCard entered into a Memorandum of Understanding (“MOU”) to settle the merchant class litigation, and separately agreed in principle to settle all claims brought by the individual merchant plaintiffs. The MOU sets out a binding obligation to enter into a settlement agreement, and is subject to: (1) the successful completion of certain appendices, (2) the successful negotiation of a settlement agreement with the individual merchant plaintiffs, (3) final court approval of the class settlement, and (4) any necessary internal approvals for the parties. MasterCard's financial portion of the settlements is estimated to total $790 million on a pre-tax basis, with an additional $20 million pre-tax charge recorded in the second quarter of 2012. In addition to the financial portion of the settlement, U.S. merchant class members would also receive a 10 basis point reduction in default credit interchange fees for a period of eight months, funded by a corresponding reduction in the default credit interchange fees paid by acquirers to issuers. MasterCard would also be required to modify its No Surcharge Rule to permit U.S. merchants to surcharge MasterCard credit cards, subject to certain limitations set forth in the class settlement agreement. The court has set October 19, 2012 as the date for filing a motion of preliminary approval of the settlement. All business and rule practice changes will occur after preliminary approval, most likely early 2013. In the event conditions to the MOU are not ultimately met and the litigations are not settled, a negative outcome in the litigation could materially and adversely affect MasterCard's results of operations, cash flow and financial condition.

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The hearing on the matter was held before the Canadian Competition Tribunal and was completed in June 2012. The parties are awaiting a decision from the Canadian Competition Tribunal. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to status of the proceedings: (1) the Quebec suit was stayed in June 2012 until June 2013, subject to an ongoing obligation to report to the case management judge, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court has scheduled a class certification hearing for April 2013. In July 2012, an additional complaint styled as a class action was filed in Saskatchewan. The claims in the complaint largely mirror the claims in the British Columbia and Ontario suits. If the CCB's challenges and/or the class action law suits are ultimately successful, negative decisions could have a significant adverse impact on the revenues of MasterCard's Canadian customers and on MasterCard's overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission's decision with the General Court of the European Union.

Following discussions with the European Commission, MasterCard announced that, effective June 21, 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 1, 2008. In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and DG Competition informed MasterCard that, subject to MasterCard's fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the December 2007 decision or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard's undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 1, 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings were effective until a final decision by the General Court of the European Union regarding MasterCard's application for annulment of the European Commission's December 2007 decision.

In May 2012, the General Court of the European Union issued a judgment dismissing the Company's appeal and upholding the European Commission's decision. The Company intends to appeal the judgment to the European Union Court of Justice prior to the August 6, 2012 deadline. Subject to ongoing discussion with the European Commission, MasterCard intends to continue to comply with the terms of the interim agreement with the European Commission, even though that agreement, by its terms, formally ended on the day of the judgment.

Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the December 2007 decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential element of MasterCard Europe's operations, the December 2007 decision could also significantly impact MasterCard International's European customers' and MasterCard Europe's business. The European Commission decision could also lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The possibility of such actions has increased due to the judgment of the General Court. The judgment also increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland, as further described below). In addition, the European Commission's decision could, and in the case of the United Kingdom has, lead to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the General Court decision, could result in MasterCard owing substantial damages.

Additional Litigations in Europe - United Kingdom. In May 2012, the Company learned that five retailers have filed claims for unspecified damages in the High Court of Justice, Queen's Bench Commercial Court, with respect to MasterCard's U.K. interchange fees.

Interchange Proceedings. Regulatory authorities and central banks in a number of other jurisdictions around the world have commenced proceedings or inquiries into interchange fees and related practices. These matters include:

•
Hungary. In December 2009, the Hungarian Competition Authority (“HCA”) issued a formal decision that MasterCard's (and Visa's) historic domestic interchange fees violated Hungarian competition law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. MasterCard appealed the decision to the Hungarian courts. In October 2010, the Hungarian appeals court stayed the proceeding until MasterCard's appeal to the General Court of the European Union of the European Commission's December 2007 cross-border interchange fee decision is finally decided. If the HCA's decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard's Hungarian customers and on MasterCard's overall business in Hungary. In June 2012, MasterCard was informed that the HCA has commenced a separate investigation of MasterCard's alleged abuse of dominant position in what it refers to as the domestic bankcard market during the period beginning in December 2010.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

•
Poland. In January 2007, the Polish Office for Protection of Competition and Consumers (the “PCA”) issued a decision that MasterCard's (and Visa Europe's) domestic credit and debit default interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard's (and Visa Europe's) licensed financial institutions the entities responsible for setting the fees. As part of this decision, the PCA decided that MasterCard (and Visa Europe) had not violated the law because they were not responsible for setting the fees. The decision is currently being appealed. If on appeal the PCA's decision is ultimately allowed to stand, it could have a significant adverse impact on the revenues of MasterCard's Polish customers and on MasterCard's overall business in Poland.

•
United Kingdom. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard's current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT had informed MasterCard that it did not intend to issue a Statement of Objections or otherwise commence formal proceedings with respect to the investigation prior to the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. If the OFT ultimately determines that any of MasterCard's U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. MasterCard would likely appeal a negative decision by the OFT in any future proceeding to the Competition Appeals Tribunal. Such an OFT decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which, if its appeal of such an OFT decision were to fail, could result in an award or awards of substantial damages and could have a significant adverse impact on the revenues of MasterCard International's U.K. customers and MasterCard's overall business in the U.K.

Interchange Regulatory Activity.

•
Central banks and regulators in several jurisdictions have initiated efforts to affect MasterCard and/or Visa's respective interchange rates outside of commencing regulatory proceedings. These efforts include (1) activity in 2012 by the Polish Central Bank to effectively compel MasterCard and Visa to lower their respective interchange rates (or be faced with the possibility of interchange fee legislation) and (2) an information request sent to MasterCard by the French Competition Authority (the “FCA”) in 2009 concerning its domestic interchange rates (which the FCA subsequently suspended and, as MasterCard understands, was intending to wait until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission before deciding whether to re-engage as to these rates.)

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

•
MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Austria, Brazil, Chile, Colombia, Germany, Israel, Latvia, Lithuania and Russia are reviewing MasterCard's and/or its customers' interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

•
Switzerland. In July 2010, MasterCard received a notice from the Swiss Competition Authority (the “WEKO”) that based upon complaints, the WEKO had opened a pre-investigation of certain of MasterCard's domestic debit acquirer fees to determine whether to open a formal investigation with respect to these fees. In September 2010, the WEKO denied immediate action and interim relief based on the complaints, and in July 2012, MasterCard was informed that the WEKO had closed its pre-investigation and has decided not to open a formal investigation of the fees.

Note 12. Settlement and Other Risk Management

MasterCard's rules guarantee the payment of certain MasterCard, Cirrus and Maestro branded transactions between its customers ("settlement risk"). Settlement exposure is the outstanding settlement risk to customers under MasterCard's rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. Settlement exposure is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company's settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement exposure calculation may be revised in subsequent reporting periods.

In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables. Subject to approval by the Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of the Company.

The Company's global risk management policies and procedures are aimed at managing the settlement exposure. These risk management procedures include interaction with the bank regulators of countries in which we operate, requiring customers to make adjustments to settlement processes, and requiring collateral from customers. MasterCard requires certain customers that are not in compliance with the Company's risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management's review of the individual risk circumstances for each customer that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in customer programs. The Company may also hold collateral to pay merchants in the event of merchant bank/acquirer failure. Although we are not contractually obligated under our rules to effect such payments to merchants, we may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.

The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Gross settlement exposure	$40,171	$39,102
Collateral held for settlement exposure [1]	(4,087)	(3,482)
Net uncollateralized settlement exposure	$36,084	$35,620
1 Represents collateral held against MasterCard-branded exposure.

MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the exposure is limited to the cheques issued but not yet cashed. The notional amount of cheques issued, but not yet cashed was $548 million and $564 million at June 30, 2012 and December 31, 2011, respectively, of which $441 million and $455 million at June 30, 2012 and December 31, 2011, respectively, is mitigated by collateral arrangements.

Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. For example, the European sovereign debt crisis introduces a heightened level of risk to the Company. The Company's aggregate gross settlement exposures to Italy, Greece, Portugal and Spain, four of the countries significantly impacted by the eurozone crisis, are less than 5% of MasterCard's total gross settlement exposure as of June 30, 2012 and are being managed through various planning and mitigation practices. The Company's global risk management policies and procedures, which are revised and enhanced from time to time, continue to be effective as evidenced by the historically low level of losses that the Company has experienced from customer financial institution failures.

MasterCard also provides guarantees to customers and certain other companies indemnifying them from losses stemming from failures of third parties to perform duties. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company's obligations under these agreements depends entirely upon the occurrence of future events, the Company's potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.

Note 13. Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency increased to $1.1 billion at June 30, 2012 compared to $279 million at December 31, 2011 due to the hedging of an increase in foreign currency denominated assets and an expanded hedging program to offset the Company's foreign currency exposures arising from anticipated receipts and disbursements.

The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

As of June 30, 2012, all contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	June 30, 2012		December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$51	$1	$21	$—
Commitments to sell foreign currency	1,135	14	279	2
Balance Sheet Location: [1]
Accounts Receivable		$17		$4
Other Current Liabilities		(2)		(2)

1 Amounts are presented on a net basis on the balance sheet. The gross fair value of foreign currency derivative assets and  liabilities are $20 million and $5 million, respectively, at June 30, 2012.  The gross fair value of foreign currency derivative assets and liabilities were $4 million and $2 million, respectively, at December 31, 2011.
.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Foreign currency derivative contracts [1]
General and administrative	$(4)	$(1)	$(10)	$(12)
Revenues	1	(2)	(3)	(4)
Total	$(3)	$(3)	$(13)	$(16)

1 Derivatives are not designated as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities.

The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 as there were no derivative contracts accounted for under hedge accounting.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $129 million on the Company's foreign currency derivative contracts outstanding at June 30, 2012. Credit risk related to derivative instruments was not material at June 30, 2012 and December 31, 2011. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

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
We recorded net income of $700 million, or $5.55 per diluted share, and $1.4 billion, or $10.91 per diluted share, for the three and six months ended June 30, 2012, respectively, versus net income of $608 million, or $4.76 per diluted share, and net income of $1.2 billion, or $9.05 per diluted share for the three and six months ended June 30, 2011, respectively. In addition, for the six months ended June 30, 2012, we generated cash flows from operations of $1.1 billion.
Our net revenues increased 9% and 13% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to the increased dollar volume of activity on cards carrying our brands and increased transactions, partially offset by the impact of foreign currency translation. The net effects of pricing actions contributed approximately 2 and 3 percentage points to our net revenue growth for the three and six months ended June 30, 2012, respectively. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenues by approximately 4 and 3 percentage points for the three and six months ended June 30, 2012, respectively. Rebates and incentives as a percentage of gross revenues were 27% and 26% for the three and six months ended June 30, 2012, respectively, versus 24% for the comparable periods in 2011.
Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenues. Our revenues are primarily impacted by the dollar volume of activity on cards and other devices that carry our brands, and the number of transactions. For the three and six months ended June 30, 2012, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased from the comparable periods in 2011. For each of the three and six months ended June 30, 2012, our processed transactions increased 29% and our volumes increased 15% and 17% respectively, on a local currency basis compared to the three and six months ended June 30, 2011. This compares to increased processed transactions of 17% and 14% and increased volumes of 17% and 15% on a local currency basis for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010.
Our operating expenses increased 8% and 11% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to greater general and administrative expenses and an increase in provision for litigation settlement. The net impact of foreign currency relating to the translation of expenses from our functional currencies to U.S. dollars reduced operating expenses by approximately 3 and 2 percentage points for the three and six months ended June 30, 2012, respectively.
Our ratios of operating income as a percentage of net revenues, or operating margins, were 53.5% and 55.2% for the three and six months ended June 30, 2012, respectively, versus operating margins of 53.1% and 54.3% in the comparable periods of 2011. The effective income tax rates were 28.0% and 30.0% for the three and six months ended June 30, 2012, respectively, versus effective income tax rates of 31.8% and 32.3% for the comparable periods of 2011.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 40% of total revenue for each of the three and six months ended June 30, 2012 and 2011. No individual country, other than the United States, generated more than 10% of total revenues in either period, but differences in market growth, economic health, and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events which began during 2008 continue to impact the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. The economies of the United States and numerous countries around the world have been significantly impacted by this economic turmoil. Countries have experienced credit ratings actions by ratings agencies, including several in Europe as well as the United States. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.
MasterCard’s financial results may be adversely impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be impacted, or the Company may be impacted in several ways. For a full discussion see "Risk Factors - Business Risks - Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of this report for further discussion.
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
Financial Results
Our operating results for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except per share data, percentages and GDV amounts)
Revenues, net	$1,820	$1,667	9%	$3,578	$3,168	13%
Total operating expenses	846	782	8%	1,604	1,447	11%
Operating income	974	885	10%	1,974	1,721	15%

Total other income (expense)	(1)	7	*	(2)	7	*
Income before income taxes	973	892	9%	1,972	1,728	14%
Income tax expense	273	284	(4)%	591	558	6%
Net income	700	608	15%	1,381	1,170	18%

Loss attributable to non-controlling interests	—	—	*	1	—	*
Net Income Attributable to MasterCard	$700	$608	15%	$1,382	$1,170	18%

Basic Earnings per Share	$5.56	$4.77	17%	$10.95	$9.08	21%
Basic Weighted Average Shares Outstanding	126	127	(1)%	126	129	(2)%
Diluted Earnings per Share	$5.55	$4.76	17%	$10.91	$9.05	21%
Diluted Weighted Average Shares Outstanding	126	128	(1)%	127	129	(2)%

Effective Income Tax Rate	28.0%	31.8%	*	30.0%	32.3%	*

Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions) [1]	$890	$813	9%	$1,739	$1,542	13%
Processed transactions [2]	8,537	6,601	29%	16,254	12,572	29%

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
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and six months ended June 30, 2012, as compared to the same periods in 2011, the U.S. dollar strengthened against both the euro and the Brazilian real. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenues by approximately 4 and 3 percentage points and operating expenses by approximately 3 and 2 percentage points for the three and six months ended June 30, 2012, respectively.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2012, as compared to the same periods in 2011, GDV on a U.S. dollar converted basis increased 9% and 13%, respectively, versus GDV growth on a local currency basis of 15% and 17%.
During 2011 and the first half of 2012, approximately 60% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies). Our hedging activities attempt to protect against adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of currencies into U.S. dollars. The occurrence of any of these factors could impact the value of revenues we receive from our international operations and could have a material adverse impact on our business. We manage these foreign currency risks by entering into foreign currency derivative contracts. To manage our anticipated cash flow exposures for certain currencies, we utilize a rolling hedge program to reduce the anticipated foreign exchange risk. Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements over time. Changes in foreign exchange rates affect the fair value of foreign currency derivatives entered into pursuant to our hedging activities. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activity, any changes in the fair value of the foreign currency derivatives could result in gains or losses as the Company records these derivatives at fair value on a current basis. Foreign exchange gains and losses are included within our net income. See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
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

•
Program management services provided to prepaid card issuers.  This primarily includes foreign exchange margin, commissions, load fees, and ATM withdrawal fees charged to cardholders on the sale and encashment of prepaid cards.

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

Revenue Analysis
Gross revenues increased $280 million and $649 million, or 13% and 16%, for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $127 million and $239 million, or 24% for each of the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011. Our net revenues increased 9% and 13% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011.
Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar volume of activity on cards and other devices carrying our brands. For each of the three and six months ended June 30, 2012, our processed transactions increased 29% and our volumes increased 15% and 17% on a local currency basis, respectively, versus the comparable periods in 2011.
The effects of various pricing actions implemented in 2012 and 2011 contributed approximately 2 and 3 percentage points to our net revenue growth for the three and six months ended June 30, 2012, respectively. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenues by approximately 4 and 3 percentage points for the three and six months ended June 30, 2012, respectively.
The significant components of our net revenues for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
Domestic assessments	$893	$809	10%	$1,733	$1,532	13%
Cross-border volume fees	566	511	11%	1,097	973	13%
Transaction processing fees	753	630	19%	1,467	1,220	20%
Other revenues	269	251	7%	531	454	17%
Gross revenues	2,481	2,201	13%	4,828	4,179	16%
Rebates and incentives (contra-revenues)	(661)	(534)	24%	(1,250)	(1,011)	24%
Net revenues	$1,820	$1,667	9%	$3,578	$3,168	13%

Domestic assessments – There was an increase in domestic assessments of 10% and 13% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
GDV increased 15% and 17% during the three and six months ended June 30, 2012, respectively, when measured in local currency terms, and increased 9% and 13%, respectively, when measured on a U.S. dollar-converted basis versus the comparable periods in 2011.

•
Pricing changes implemented in 2012 and 2011 increased domestic assessments by approximately 1 and 2 percentage points for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars reduced domestic assessments revenue growth by approximately 4 and 3 percentage points for the three and six months ended June 30, 2012, respectively.

Cross-border volume fees – There was an increase in cross-border volume fees of 11% and 13% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Cross-border volumes increased 17% and 18% during the three and six months ended June 30, 2012, respectively, when measured in local currency terms, and increased 9% and 12%, respectively, when measured on a U.S. dollar-converted basis versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars reduced cross-border volume fees revenue growth by approximately 4 and 2 percentage points for the three and six months ended June 30, 2012, respectively.

Transaction processing fees – There was an increase in transaction processing fees of 19% and 20% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Processed transactions increased 29% for each of the three and six months ended June 30, 2012, versus the comparable periods in 2011. The growth included the effects of new processing deals entered into over the past year and the impact of debit regulation in the United States. As a result, the mix of processed transactions has shifted to more PIN debit transactions which typically have a lower revenue yield than our historic average.

•
Various pricing changes implemented in 2012 and 2011 increased transaction processing fees revenue by approximately 3 and 4 percentage points for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011.

•	The effects of connectivity fees and other non-switching transactions also contributed to the growth in transaction processing fees for the three and six months ended June 30, 2012.

•
The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars reduced transaction processing fees revenue growth by approximately 5 and 3 percentage points for the three and six months ended June 30, 2012, respectively.

Other revenues – Other revenues increased 7% and 17% for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Increases in other payment-related services for the three and six months ended June 30, 2012 and revenues from the April 2011 acquisition of Access Prepaid Worldwide (“Access”), without comparable revenues in the first quarter of 2011.

•
Pricing changes implemented in 2012 and 2011 increased other revenues by approximately 2 and 3 percentage points for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars reduced other revenues growth by approximately 3 percentage points for each of the three and six months ended June 30, 2012.

Rebates and incentives – Rebates and incentives increased 24% for each of the three and six months ended June 30, 2012, versus the comparable periods in 2011. Rebates and incentives as a percentage of gross revenues were 27% and 26% for the three and six months ended June 30, 2012, respectively. Rebates and incentives as a percentage of gross revenue were 24% for both the three and six months ended June 30, 2011. The amount of rebates and incentives increased primarily due to the following:

•	New and renewed agreements and increased volumes.

•
The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars reduced rebates and incentives growth by approximately 6 and 4 percentage points for the three and six months ended June 30, 2012, respectively.

Operating Expenses
Operating expenses increased $64 million, or 8%, and $157 million, or 11%, for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to higher general and administrative expenses and an increase in provision for litigation settlement. Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization and for the three and six months ended June 30, 2012, a provision for litigation settlement. The components of operating expenses for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
General and administrative	$591	$540	10%	$1,170	$1,034	13%
Advertising and marketing	179	193	(7)%	304	322	(5)%
Depreciation and amortizaton	56	49	13%	110	91	21%
Provision for litigation settlement	20	—	*	20	—	*
Total operating expenses	$846	$782	8%	$1,604	$1,447	11%

Total operating expenses as a percentage of net revenues	47%	47%		45%	46%

* Not Meaningful

General and Administrative
General and administrative expenses increased $51 million, or 10%, and $136 million, or 13%, for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011, primarily due to an increase in personnel and other expenses. The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars reduced general and administrative expenses by approximately 2 percentage points for each of the three and six months ended June 30, 2012.
The major components of general and administrative expenses for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
Personnel	$388	$347	12%	$765	$680	12%
Professional fees	60	62	(4)%	108	114	(5)%
Data processing and telecommunications	49	42	15%	96	82	17%
Foreign exchange activity	(8)	(6)	27%	5	(4)	*
Other	102	95	9%	196	162	22%
General and administrative expenses	$591	$540	10%	$1,170	$1,034	13%

* Not Meaningful

•
Personnel expense increased 12% for each of the three and six months ended June 30, 2012, versus the comparable periods in 2011. The increase was primarily due to higher salary and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives.

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

•
Other expenses include travel and entertainment expenses, rental expense for our facilities, cardholder services expenses, certain operational expenses associated with the operations of Access, and other miscellaneous operating expenses. Other expenses increased for the three and six months ended June 30, 2012 versus the comparable periods in 2011 primarily due to the increased expenses associated with the Access operations, for which the Company did not have comparable expenses in the first quarter of 2011, and other increased operating expenses associated with expanding business operations.

Advertising and Marketing

Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased $14 million, or 7%, and $18 million, or 5%, for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011 mainly due to the impact of foreign currency and the timing of promotional initiatives. The net impact of foreign currency relating to the translation of advertising and marketing expenses from our functional currencies to U.S. dollars reduced advertising and marketing expenses by approximately 5 and 3 percentage points for the three and six months ended June 30, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expenses increased $7 million, or 13%, and $19 million, or 21%, for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011. The increases in depreciation and amortization expenses reflected increased capitalized software associated with strategic projects and the amortization of intangible assets from the 2011 acquisition of Access.

Provision for Litigation Settlement

On July 13, 2012, the Company announced that it had agreed to a memorandum of understanding to settle the U.S. merchant litigations. During the three and six months ended June 30, 2012, the Company accrued an additional $20 million pre-tax charge related to the U.S. merchant litigations. MasterCard previously recorded a $770 million pre-tax charge in the fourth quarter of 2011 related to the U.S merchant litigations.  The total accrued liability of $790 million represents an estimate of the Company's financial liability to settle the U.S. merchant litigations.  There were no comparable charges in the first half of 2011.  See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

Other Income (Expense)

Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The decrease of $8 million for the three months ended June 30, 2012 in other net expenses versus the comparable period in 2011 was primarily due to incremental expenses from equity method investments, a decrease in interest income and an increase in interest expense from changes in uncertain tax positions, partially offset by a decrease in the interest expense resulting from non-recurring interest accretion on litigation settlements.

The decrease of $9 million for the six months ended June 30, 2012 in other net expenses versus the comparable period in 2011 was primarily due to incremental expenses from equity method investments and a decrease in interest income, partially offset by a decrease in the interest expense resulting from non-recurring interest accretion on litigation settlements.

Income Taxes

The effective income tax rates were 28.0% and 31.8% for the three months ended June 30, 2012 and 2011, respectively, and 30.0% and 32.3% for the six months ended June 30, 2012 and 2011, respectively. The tax rates for each of the three and six months ended June 30, 2012 were lower than the tax rates in each of the three and six months ended June 30, 2011 due primarily to discrete benefits relating to additional export incentives and the conclusion of tax examinations in certain jurisdictions. A more favorable geographic mix of earnings also contributed to the lower tax rates in each period.

In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”), received an incentive grant from the Singapore Ministry of Finance at the recommendation of the Singapore Economic Development Board. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would be subject to the statutory income tax rate on its earnings.

Liquidity and Capital Resources

We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our potential litigation obligations. At June 30, 2012 and December 31, 2011, we had $5.0 billion and $4.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations.

In June 2012, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the "New Program"). The New Program became effective in June 2012 at the completion of the Company's previously announced $2 billion Class A share repurchase program. During the six months ended June 30, 2012, MasterCard repurchased a total of approximately 2.3 million shares for $919 million at an average price of $404.65 per share of Class A common stock. These repurchased shares are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report and Note 15 (Stockholders' Equity) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.

The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations. Cash and cash equivalents and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.2 billion and $1.8 billion at June 30, 2012 and December 31, 2011, respectively, or 45% and 37% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2011 outside of the United States (as disclosed in Note 19 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.

Our liquidity and access to capital could be negatively impacted by global credit market conditions and the outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of this report. See also Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment” for additional discussion of these and other risks facing our business. Additionally, our liquidity could be affected by the failure of customers to meet their settlement obligations. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report and "-Business Environment" for further discussion.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,068	$893
Net cash used in investing activities	(690)	(214)
Net cash used in financing activities	(922)	(1,083)

The table below shows a summary of the balance sheet data at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in millions)
Balance Sheet Data:
Current assets	$8,283	$7,741
Current liabilities	4,307	4,217
Long-term liabilities	657	599
Equity	6,276	5,877

Net cash provided by operating activities for the six months ended June 30, 2012 was $1.1 billion versus $893 million for the comparable period in 2011. Net cash provided by operating activities for the six months ended June 30, 2012 was primarily due to net income, partially offset by the net change in customer settlements and an increase in prepaid expenses. Net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to net income, partially offset by litigation settlement payments.

Net cash used in investing activities for the six months ended June 30, 2012 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities. Net cash used in investing activities for the six months ended June 30, 2011 primarily related to the acquisition of Access, partially offset by proceeds from maturities of investment securities.

Net cash used in financing activities for the six months ended June 30, 2012 and 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders.

Dividends

On June 5, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on August 9, 2012 to holders of record on July 9, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $37 million. On February 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on May 9, 2012 to holders of record on April 9, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $38 million. This represents an increase in our historical quarterly cash dividend of $0.15 per share, with aggregate payments for quarterly dividends having totaled $38 million and $19 million for the three months ended June 30, 2012 and 2011, respectively. Aggregate payments for quarterly dividends totaled $57 million and $39 million for the six months ended June 30, 2012 and 2011, respectively.

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

Credit Availability

On November 22, 2011, the Company extended its committed unsecured revolving credit facility, dated as of November 22, 2010 (the “Credit Facility”), for an additional year. The expiration date of the Credit Facility is November 21, 2014. The available funding under the Credit Facility will remain at $2.75 billion through November 22, 2013 and then decrease to $2.35 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company's option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at June 30, 2012 and December 31, 2011.

Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At June 30, 2012, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.

The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility at June 30, 2012 and December 31, 2011. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

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
In May 2011, the fair value accounting guidance was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the Valuation Hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the Valuation Hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. The Company adopted the revised accounting standard effective January 1, 2012 via prospective adoption, as required. The adoption had no impact on the Company's financial position or results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $129 million on our foreign currency derivative contracts outstanding at June 30, 2012. There were no material changes in our market risk exposures related to interest rates and equity price risk at June 30, 2012 as compared to December 31, 2011. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company's financial position or results of operations.

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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated August 1, 2012 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, and the consolidated statement of changes in equity for the six-month period ended June 30, 2012, and the consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
August 1, 2012

PART II

Item 1. Legal Proceedings

Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors

The following risk factor supplements the risk factors set forth in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K"):

Our recent Memorandum of Understanding to settle the current U.S. merchant class litigation sets out a binding obligation to enter into a settlement agreement that would, among other things, require the Company and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, which could impact the use of electronic payments and result in a decrease in the Company's overall transaction volumes and could in turn materially and adversely impact the Company's profitability.

MasterCard has historically implemented policies, referred to as no-surcharge rules, in certain regions, including the United States, that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means.  As part of the terms of the settlement of the U.S. merchant class litigation attached to a Memorandum of Understanding entered into by the Company in July 2012, the Company and Visa would be required to modify their no-surcharge or comparable rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations (including ensuring that MasterCard or Visa cardholders are not unfairly subject to surcharging relative to cardholders of competing credit card networks such as American Express, Discover and PayPal, should those networks enforce rules that restrict surcharging).  It is possible that over time, and following the settlement becoming final, U.S. merchants in some or all merchant categories may choose to surcharge as permitted by the rule change, which could make credit card programs less desirable to consumers in the United States.  In the event that such merchants surcharge credit cards, this could result in consumers using alternative means of payment instead of electronic products, which could result in a decrease in the Company's overall transaction volumes, and which in turn could materially and adversely impact the Company's profitability.

For a discussion of the Company's additional risk factors, see Item 1A (Risk Factors) in Part I of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

During the second quarter of 2012, MasterCard repurchased a total of approximately 1.6 million shares for $671 million at an average price of $414.72 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company's share repurchase programs. The Company’s repurchase activity during the second quarter of 2012 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 – 30	121,582	$432.25	121,582	$552,195,930
May 1 – 31	681,188	$414.71	681,188	$269,698,600
June 1 – 30	815,268	$412.11	815,268	$1,433,722,196
Total	1,618,038	$414.72	1,618,038

1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.

Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	August 1, 2012	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2012	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2012	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	MasterCard Incorporated 2006 Long Term Plan, amended and restated effective June 5, 2012.

10.2+	2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012.

10.3+	Schedule of Non-Employee Directors' Annual Compensation (effective as of June 5, 2012).

10.4+	Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012.

10.5+	Amended and Restated MasterCard International Incorporated Executive Severance Plan, amended and restated as of June 5, 2012.

10.6+	Amended and Restated MasterCard International Incorporated Change in Control Severance Plan, amended and restated as of June 5, 2012.

10.7
Memorandum of Understanding, dated July 13, 2012, by and among Counsel for MasterCard Incorporated and MasterCard International Incorporated; Counsel for Visa, Inc., Visa U.S.A. Inc. and Visa International Service Association; Co-Lead Counsel for Class Plaintiffs; and Attorneys for the Defendant Banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 16, 2012 (File No. 001-32877)).

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