Form 10-Q
period 2012-09-30
MASTERCARD INC
filed 2012-10-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 25, 2012, there were 119,275,914 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 4,985,040 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

•	the manner and amount of future purchases by the Company pursuant to its share repurchase program, dependent upon price and market conditions.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: litigation decisions, regulation and legislation related to interchange fees and related practices; regulations established under the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; requirement to permit U.S. merchants to surcharge credit cards (subject to final approval of the U.S. merchant class litigation); regulation or other legislative or regulatory activity in one jurisdiction or of one product resulting in regulation in other jurisdictions or of other products; competitive issues caused by government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability, limitations on business and other penalties resulting from litigation; potential changes in tax laws; competition in the payments industry; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; our relationship and the relationship of our competitors with our customers; brand perceptions and reputation; ability to grow our debit business, particularly in the United States; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the inability to keep pace with technological developments in the industry; the effect of adverse currency fluctuation; the inability to adequately manage change and effectively deliver our products and solutions; acquisition and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated (d/b/a MasterCard Worldwide).

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,045	$3,734
Investment securities available-for-sale	2,594	1,215
Accounts receivable	912	808
Settlement due from customers	815	601
Restricted security deposits held for customers	775	636
Prepaid expenses and other current assets	575	404
Deferred income taxes	356	343
Total Current Assets	9,072	7,741
Property, plant and equipment, net	465	449
Deferred income taxes	101	88
Goodwill	1,087	1,014
Other intangible assets, net of accumulated amortization of $661 and $557, respectively	676	665
Other assets	719	736
Total Assets	$12,120	$10,693
LIABILITIES AND EQUITY
Accounts payable	$319	$360
Settlement due to customers	839	699
Restricted security deposits held for customers	775	636
Accrued litigation	790	770
Accrued expenses	1,620	1,610
Other current liabilities	205	142
Total Current Liabilities	4,548	4,217
Deferred income taxes	103	113
Other liabilities	545	486
Total Liabilities	5,196	4,816
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 133,420,992 and 132,771,392 shares issued and 119,503,347 and 121,618,059 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 5,010,762 and 5,245,676 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,619	3,519
Class A treasury stock, at cost, 13,917,645 and 11,153,333 shares, respectively	(3,527)	(2,394)
Retained earnings	6,786	4,745
Accumulated other comprehensive income (loss)	34	(2)
Total Stockholders’ Equity	6,912	5,868
Non-controlling interests	12	9
Total Equity	6,924	5,877
Total Liabilities and Equity	$12,120	$10,693

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues, net	$1,918	$1,818	$5,496	$4,986
Operating Expenses
General and administrative	620	565	1,790	1,599
Advertising and marketing	176	200	480	522
Depreciation and amortization	58	51	168	142
Provision for litigation settlement	—	—	20	—
Total operating expenses	854	816	2,458	2,263
Operating income	1,064	1,002	3,038	2,723
Other Income (Expense)
Investment income	9	17	27	40
Interest expense	(4)	(6)	(13)	(18)
Other income (expense), net	(3)	17	(14)	13
Total other income (expense)	2	28	—	35
Income before income taxes	1,066	1,030	3,038	2,758
Income tax expense	294	314	885	872
Net income	772	716	2,153	1,886
Loss attributable to non-controlling interests	—	1	1	1
Net Income Attributable to MasterCard	$772	$717	$2,154	$1,887

Basic Earnings per Share	$6.19	$5.65	$17.13	$14.71
Basic Weighted Average Shares Outstanding	125	127	126	128
Diluted Earnings per Share	$6.17	$5.63	$17.07	$14.66
Diluted Weighted Average Shares Outstanding	125	127	126	129

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net Income	$772	$716	$2,153	$1,886
Other comprehensive income (loss):
Foreign currency translation adjustments	78	(137)	28	11

Defined benefit pension and other postretirement plans	—	—	2	—
Income tax effect	—	—	(1)	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	—	1	—

Investment securities available-for-sale	4	(9)	10	(3)
Income tax effect	(1)	3	(3)	1
Investment securities available-for-sale, net of income tax effect	3	(6)	7	(2)

Other comprehensive income (loss), net of tax	81	(143)	36	9
Comprehensive Income	853	573	2,189	1,895
Loss attributable to non-controlling interests	—	1	1	1
Comprehensive Income Attributable to MasterCard	$853	$574	$2,190	$1,896

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2011	$5,877	$4,745	$(2)	$—	$—	$3,519	$(2,394)	$9
Net income (loss)	2,153	2,154	—	—	—	—	—	(1)
Contribution by non-controlling interest	4	—	—	—	—	—	—	4
Other comprehensive income, net of tax	36	—	36	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.90 per share	(113)	(113)	—	—	—	—	—	—
Purchases of treasury stock	(1,135)	—	—	—	—	—	(1,135)	—
Issuance of treasury stock for share-based compensation	3	—	—	—	—	1	2	—
Share-based payments	66	—	—	—	—	66	—	—
Stock units withheld for taxes	(41)	—	—	—	—	(41)	—	—
Tax benefit for share-based compensation	46	—	—	—	—	46	—	—
Exercise of stock options	28	—	—	—	—	28	—	—
Balance at September 30, 2012	$6,924	$6,786	$34	$—	$—	$3,619	$(3,527)	$12

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Operating Activities
Net income	$2,153	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	142
Share-based payments	66	53
Stock units withheld for taxes	(41)	(33)
Tax benefit for share-based compensation	(46)	(11)
Deferred income taxes	(40)	136
Other	35	7
Changes in operating assets and liabilities:
Accounts receivable	(112)	(100)
Income taxes receivable	(53)	—
Settlement due from customers	(213)	(16)
Prepaid expenses	(122)	39
Obligations under litigation settlements	20	(302)
Accounts payable	(36)	(8)
Settlement due to customers	140	(84)
Accrued expenses	129	163
Net change in other assets and liabilities	34	28
Net cash provided by operating activities	2,082	1,900
Investing Activities
Acquisition of businesses, net of cash acquired	(70)	(460)
Purchases of investment securities available-for-sale	(2,123)	(188)
Purchases of property, plant and equipment	(68)	(51)
Capitalized software	(96)	(65)
Proceeds from sales of investment securities available-for-sale	195	371
Proceeds from maturities of investment securities available-for-sale	576	36
Proceeds from maturities of investment securities held-to-maturity	—	301
Investment in nonmarketable equity investments	(25)	(8)
Other investing activities	(1)	9
Net cash used in investing activities	(1,612)	(55)
Financing Activities
Purchases of treasury stock	(1,135)	(1,118)
Dividends paid	(94)	(58)
Payment of debt	—	(21)
Tax benefit for share-based compensation	46	11
Cash proceeds from exercise of stock options	28	15
Contribution by non-controlling interest	4	—
Net cash used in financing activities	(1,151)	(1,171)
Effect of exchange rate changes on cash and cash equivalents	(8)	12
Net (decrease) increase in cash and cash equivalents	(689)	686
Cash and cash equivalents - beginning of period	3,734	3,067
Cash and cash equivalents - end of period	$3,045	$3,753

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$73	$549
Fair value of liabilities assumed related to acquisitions	$3	$89

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
The balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements as of December 31, 2011. The consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2011 for additional disclosures, including a summary of the Company’s significant accounting policies.
Recent accounting pronouncements
Impairment testing for indefinite-lived intangible assets - In July 2012, new accounting guidance was issued that is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity concludes that the indefinite-lived intangible asset is not more likely than not impaired, then the entity would not be required to take further action. However, if an entity concludes otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and compare the fair value with the carrying amount. An entity also would have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company will adopt the revised accounting guidance effective October 1, 2012, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Note 2. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Numerator:
Net income attributable to MasterCard	$772	$717	$2,154	$1,887
Denominator:
Basic EPS weighted average shares outstanding	125	127	126	128
Dilutive stock options and stock units	—	—	—	—
Diluted EPS weighted average shares outstanding *	125	127	126	129
Earnings per Share
Total Basic	$6.19	$5.65	$17.13	$14.71
Total Diluted	$6.17	$5.63	$17.07	$14.66

Note that table may not sum due to rounding.
* For the periods presented, the calculation of diluted EPS excluded a minimal amount of antidilutive share-based payment awards.

Note 3. Fair Value and Investment Securities
Financial Instruments
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of September 30, 2012 and December 31, 2011 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2012.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$495	$—	$495
U.S. Government and Agency securities	—	434	—	434
Taxable short-term bond funds	209	—	—	209
Corporate securities	—	1,140	—	1,140
Asset-backed securities	—	273	—	273
Auction rate securities	—	—	41	41
Other	—	47	—	47
Total recurring fair value measurements	$209	$2,389	$41	$2,639

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$393	$—	$393
U.S. Government and Agency securities	—	205	—	205
Taxable short-term bond funds	203	—	—	203
Corporate securities	—	325	—	325
Asset-backed securities	—	69	—	69
Auction rate securities	—	—	70	70
Other	—	22	—	22
Total recurring fair value measurements	$203	$1,014	$70	$1,287
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
The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of September 30, 2012 and December 31, 2011. The decrease in the value of ARS outstanding from December 31, 2011 to September 30, 2012 is due to issuer calls of the securities at par value. The Company did not realize any material losses on its ARS portfolio during the three and nine months ended September 30, 2012 and 2011. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2012 and December 31, 2011, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$484	$11	$—	$495
U.S. Government and Agency securities	433	1	—	434
Taxable short-term bond funds	208	1	—	209
Corporate securities	1,138	2	—	1,140
Asset-backed securities	273	—	—	273
Auction rate securities[2]	46	—	(5)	41
Other	43	—	—	43
Total	$2,625	$15	$(5)	$2,635

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$382	$11	$—	$393
U.S. Government and Agency securities	205	—	—	205
Taxable short-term bond funds	206	—	(3)	203
Corporate securities	325	—	—	325
Asset-backed securities	69	—	—	69
Auction rate securities[2]	78	—	(8)	70
Other	20	—	—	20
Total	$1,285	$11	$(11)	$1,285

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2012 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,243	$1,244
Due after 1 year through 5 years	1,060	1,071
Due after 5 years through 10 years	65	67
Due after 10 years	49	44
No contractual maturity	208	209
Total	$2,625	$2,635
The majority of the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the "no contractual maturity" category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.
Investment Income
Investment income was $9 million and $17 million for the three months ended September 30, 2012 and 2011, respectively. Investment income was $27 million and $40 million for the nine months ended September 30, 2012 and 2011, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.
Note 4. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$220	$190
Investment securities held-to-maturity	36	—
Prepaid income taxes	109	35
Income taxes receivable	43	35
Other	167	144
Total prepaid expenses and other current assets	$575	$404
Other assets consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$394	$409
Nonmarketable equity investments	163	160
Auction rate securities available-for-sale, at fair value	41	70
Investment securities held-to-maturity	—	36
Income taxes receivable	60	15
Other	61	46
Total other assets	$719	$736
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investments for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheet. The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds 20% or more of the common stock in the entity. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for investments in non-publicly traded companies under the historical cost method of accounting when those investments do not qualify for the equity method of accounting.
Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Property, plant and equipment	$866	$819
Less accumulated depreciation and amortization	(401)	(370)
Property, plant and equipment, net	$465	$449
Note 6. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Customer and merchant incentives	$957	$889
Personnel costs	294	345
Advertising	76	144
Income and other taxes	163	82
Other	130	150
Total accrued expenses	$1,620	$1,610
As of September 30, 2012 and December 31, 2011, the Company had an accrued liability of $790 million and $770 million, respectively, related to the U.S. merchant litigations. MasterCard and the other defendants had been participating in separate court-recommended mediation sessions with the individual merchant plaintiffs and the class plaintiffs. MasterCard recorded a $770 million pre-tax charge in the fourth quarter of 2011.  This charge represented MasterCard's estimate for the financial portion of a settlement in these cases. On July 13, 2012, MasterCard entered into a memorandum of understanding to settle the merchant class litigation, and separately agreed in principle to settle all claims brought by the individual merchant plaintiffs. MasterCard's financial portion of the settlements is estimated to total $790 million on a pre-tax basis, with the additional $20 million pre-tax charge having been recorded in the second quarter of 2012. This amount is not included in the accrued expense table above and is separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion.
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
During the three months ended September 30, 2012 and 2011, the Company repurchased a total of approximately 0.5 million shares and 0.3 million shares of its Class A common stock for approximately $216 million and $77 million, respectively, under these share repurchase programs. During the nine months ended September 30, 2012 and 2011, the Company repurchased a total of approximately 2.8 million shares and 4.3 million shares of its Class A common stock for approximately $1.1 billion in

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

each of the periods. As of September 30, 2012, the Company had $1.2 billion of the authorized amount remaining under the New Program.
As of October 25, 2012, the cumulative repurchases by the Company under the New Program totaled approximately 0.9 million shares of its Class A common stock for an aggregate cost of approximately $402 million at an average price of $437.59 per share of Class A common stock.
Note 8. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated comprehensive income for the nine months ended September 30, 2012 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans, Net of Tax	Investment Securities Available-for-Sale, Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$30	$(32)	$—	$(2)
Current period other comprehensive income	28	1	7	36
Balance at September 30, 2012	$58	$(31)	$7	$34

Note 9. Share-Based Payment and Other Benefits
During the nine months ended September 30, 2012, the Company granted approximately 165 thousand restricted stock units, 133 thousand stock options and 21 thousand performance stock units under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The weighted average fair value of the restricted stock units and performance stock units, based on the closing price of the Class A common stock, par value $0.0001 per share, on the New York Stock Exchange on the dates of the grants was $421.65. The weighted average fair value of the stock options estimated on the dates of the grants using a Black-Scholes option pricing model was $148.45. Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of the grant. The stock options vest in four equal annual installments beginning one year after the date of the grant, and have a term of ten years. Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 10. Income Taxes
The effective income tax rates were 27.6% and 30.5% for the three months ended September 30, 2012 and 2011, respectively, and 29.1% and 31.6% for the nine months ended September 30, 2012 and 2011, respectively. The tax rate for the three months ended September 30, 2012 was lower than the tax rate for the three months ended September 30, 2011 due primarily to a discrete benefit related to additional export incentives and a larger benefit from the domestic production activities deduction in the U.S. related to our authorization software. The tax rate for the nine months ended September 30, 2012 was lower than the tax rate for the nine months ended September 30, 2011 due primarily to discrete benefits related to additional export incentives and the conclusion of tax examinations in certain jurisdictions.
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
Except as described below, MasterCard does not believe that any existing legal or regulatory proceedings to which it is a party would have a material adverse effect on its results of operations, financial position, or cash flows. Moreover, MasterCard believes that it has strong defenses for the pending legal and regulatory proceedings described below. Notwithstanding MasterCard's belief, however, in the event it were found liable in a large class-action lawsuit or on the basis of a claim in the United States entitling the plaintiff to treble damages or under which it were jointly and severally liable, charges it may be required to record could be significant. In addition, an adverse outcome in a regulatory proceeding could result in fines and/or lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant. Furthermore, MasterCard could in the future incur judgments and/or fines, enter into settlements of claims or be required to change its business practices, and any of these events could have a material adverse effect on MasterCard's results of operations, financial position and cash flows (or, in the event of liability in a large class-action lawsuit, could even cause MasterCard to become insolvent).
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
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. The Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. The parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. At this time, it is not possible to determine the outcome of, or estimate the liability related to, the Attridge action and no incremental provision for losses has been provided in connection with it.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

agreed, among other things, to create two separate “Honor All Cards” rules in the United States - one for debit cards and one for credit cards.
In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continues to be outstanding cases. As discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. As noted above, in August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard has moved to dismiss the complaints for failure to state a claim. Oral argument on the motion was heard by the court in September 2012.
At this time, and at this early stage of the cases, it is not possible to determine the outcome of, or, estimate the liability related to, the cases and no provision for losses has been provided in connection with them.
Interchange Litigation and Regulatory Proceedings
Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard's. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system's cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard's interchange fees and related practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions, including the proceedings described below. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of these interchange

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

proceedings (except as otherwise indicated below), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. Some of the proceedings described below could have a significant impact on our customers in the applicable country and on MasterCard's level of business in those countries. The proceedings reflect the significant and increasingly intense legal, regulatory and legislative scrutiny worldwide that interchange fees and related practices have been receiving. When taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and related practices may have a material adverse effect on the Company's prospects for future growth and its overall results of operations, financial position and cash flows.
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
On July 13, 2012, MasterCard entered into a Memorandum of Understanding (“MOU”) to settle the merchant class litigation, and separately agreed in principle to settle all claims brought by the individual merchant plaintiffs. The MOU sets out a binding obligation to enter into a settlement agreement, and is subject to: (1) the successful completion of certain appendices, (2) the successful negotiation of a settlement agreement with the individual merchant plaintiffs, (3) final court approval of the class settlement, and (4) any necessary internal approvals for the parties. MasterCard's financial portion of the settlements is estimated to total $790 million on a pre-tax basis. Of that total, MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012. In addition to the financial portion of the settlement, U.S. merchant class members would also receive a 10 basis point reduction in default credit interchange fees for a period of eight months, funded by a corresponding reduction in the default credit interchange fees paid by acquirers to issuers. MasterCard would also be required to modify its No Surcharge Rule to permit U.S. merchants to surcharge MasterCard credit cards, subject to certain limitations set forth in the class settlement agreement. On October 19, 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (consistent with the terms of the MOU), and separately also entered into a settlement agreement with the individual merchant plaintiffs. The merchant class litigation settlement agreement

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

is subject to court approval. The parties to the merchant class litigation filed a motion seeking preliminary approval of the settlement on October 19, 2012, and the court has scheduled the hearing for preliminary approval on November 9, 2012. All business and rule practice changes will occur after preliminary approval, most likely in the first half of 2013. In the event that the merchant class litigation settlement agreement is not approved by the court, or if the class settlement agreement is otherwise terminated by the defendants pursuant to the conditions in the settlement agreement and the litigations are not settled, a negative outcome in the litigation could have a material adverse effect on MasterCard's results of operations, financial position and cash flows.
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The hearing on the matter was held before the Canadian Competition Tribunal and was completed in June 2012. The parties are awaiting a decision from the Canadian Competition Tribunal. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to status of the proceedings: (1) the Quebec suit was stayed in June 2012 until June 2013, subject to an ongoing obligation to report to the case management judge, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court has scheduled a class certification hearing for April 2013. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the CCB's challenges and/or the class action law suits are ultimately successful, negative decisions could have a significant adverse impact on the revenues of MasterCard's Canadian customers and on MasterCard's overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings were effective until a final decision by the General Court of the European Union regarding MasterCard's application for annulment of the European Commission's December 2007 decision.
In May 2012, the General Court of the European Union issued a judgment dismissing the Company's appeal and upholding the European Commission's decision. The Company appealed the judgment to the European Union Court of Justice in August 2012. Subject to ongoing discussion with the European Commission, MasterCard intends to continue to comply with the terms of the interim agreement with the European Commission, even though that agreement, by its terms, formally ended on the day of the judgment.
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
Additional Litigations in Europe - United Kingdom. Since May 2012, 12 retailers have filed claims against MasterCard for unspecified damages in the High Court of Justice, Queen's Bench Commercial Court, with respect to MasterCard's U.K. interchange fees.
Interchange Proceedings. Regulatory authorities and central banks in a number of other jurisdictions around the world have commenced proceedings or inquiries into interchange fees and related practices. These matters include:

•
France. In 2009, the French Competition Authority (the “FCA”) sent an information request to MasterCard as part of an investigation concerning its domestic interchange rates. The investigation was suspended until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission and was subsequently re-opened.

•
Hungary. In December 2009, the Hungarian Competition Authority (the “HCA”) issued a formal decision that MasterCard's (and Visa's) historic domestic interchange fees violated Hungarian competition law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. MasterCard appealed the decision to the Hungarian courts. In October 2010, the Hungarian appeals court stayed the proceeding until MasterCard's appeal to the General Court of the European Union of the European Commission's December 2007 cross-border interchange fee decision is finally decided. If the HCA's decision is not reversed on appeal, it could have a significant adverse impact on the revenues of MasterCard's Hungarian customers and on MasterCard's overall business in Hungary. In June 2012, the HCA commenced a separate investigation of MasterCard's alleged abuse of dominant position in what it refers to as the domestic bankcard market during the period beginning in December 2010.

•
Italy. In November 2010, the Italian Competition Authority (the “ICA”) adopted a decision in which it determined that MasterCard Europe's domestic interchange fees violate European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA's infringement decision to the Administrative Court, and the decision was annulled by the Administrative Court in July 2011. The ICA has appealed the Administrative Court's judgment to the Council of State. If the ICA's infringement decision ultimately stands, it could have a significant adverse impact on the revenues of MasterCard's Italian customers and on MasterCard's overall business in Italy.

•
Poland. In January 2007, the Polish Office for Protection of Competition and Consumers (the “PCA”) issued a decision that MasterCard's (and Visa Europe's) domestic credit and debit default interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard's (and Visa Europe's) licensed financial institutions the entities

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Interchange Regulatory Activity.

•
Central banks and regulators in several jurisdictions have, instead of commencing regulatory proceedings, initiated efforts to affect MasterCard and/or Visa's respective interchange rates, including activity in 2012 by the Polish Central Bank to effectively compel MasterCard and Visa to lower their respective interchange rates (or be faced with the possibility of interchange fee legislation).

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

•
MasterCard is aware that regulatory authorities and/or central banks in certain other jurisdictions including Austria, Brazil, Chile, Colombia, Germany, Israel, Latvia, Lithuania, Portugal, Russia and Singapore are reviewing MasterCard's and/or its customers' interchange fees and/or related practices (such as the “honor all cards” rule) and may seek to regulate the establishment of such fees and/or such practices.

Other Regulatory Proceedings
In addition to challenges to interchange fees, MasterCard's standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions from time to time.  These proceedings tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenues.
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
In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables of its customer. Subject to approval by the Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of the Company.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Gross settlement exposure	$35,603	$39,102
Collateral held for settlement exposure	(4,042)	(3,482)	[1]
Net uncollateralized settlement exposure	$31,561	$35,620
1 Represents collateral held against MasterCard-branded exposure only.
MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the exposure is limited to the cheques issued but not yet cashed. The notional amount of cheques issued, but not yet cashed was $545 million and $564 million at September 30, 2012 and December 31, 2011, respectively, of which $439 million and $455 million at September 30, 2012 and December 31, 2011, respectively, is mitigated by collateral arrangements.
Beginning in 2008, many of the Company's financial institution customers were directly and adversely impacted by the unprecedented events that occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. For example, the European sovereign debt crisis introduces a heightened level of risk to the Company. The Company's aggregate gross settlement exposures to Italy, Greece, Portugal and Spain, four of the countries significantly impacted by the eurozone crisis, are less than 5% of MasterCard's total gross settlement exposure as of September 30, 2012 and are being managed through various planning and mitigation practices. The Company's global risk management policies and procedures are revised and enhanced from time to time. Historically the Company has experienced a low level of losses from customer financial institution failures.
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
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in foreign currencies. The objective of this activity is to reduce the Company’s exposure to transaction gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency increased to $1.8 billion at September 30, 2012 compared to $279 million at December 31, 2011 due to the hedging of an increase in foreign currency denominated assets and an expanded hedging program to offset the Company's foreign currency exposures arising from anticipated receipts and disbursements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.
As of September 30, 2012, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	September 30, 2012		December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$58	$—	$21	$—
Commitments to sell foreign currency	1,838	4	279	2
Balance Sheet Location:
Accounts Receivable		$15		$4
Other Current Liabilities		(11)		(2)

The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Foreign currency derivative contracts
General and administrative	$25	$13	$15	$1
Revenues	—	(1)	(3)	(5)
Total	$25	$12	$12	$(4)

The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. Excluding the offsetting impact of the remeasurement of related monetary assets and liabilities, the effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $209 million on the Company's foreign currency derivative contracts outstanding at September 30, 2012. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

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
We analyze our ability to grow based on three drivers:

•	we track trends in personal consumption expenditures;

•	we focus on the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment (such as payment card transactions); and

•	we seek to grow our share in electronic payments, including with innovative solutions and new technology.
We support our focus on these drivers by continuing to:

•	grow our core businesses globally, including credit, debit, prepaid, commercial and processing payment transactions over the MasterCard Worldwide Network;

•
diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance for our brands throughout the world, seeking to maintain unsurpassed acceptance, and working with new partners such as merchants, government agencies and telecommunications companies; and

•	build new businesses through technology and continued strategic efforts and alliances with respect to innovative payment methods, such as electronic commerce (e-Commerce) and mobile capabilities.
See “-Business Environment” for a discussion of considerations related to our long-term strategic objectives.
We recorded net income of $772 million, or $6.17 per diluted share, and $2.2 billion, or $17.07 per diluted share, for the three and nine months ended September 30, 2012, respectively, versus net income of $717 million, or $5.63 per diluted share, and net income of $1.9 billion, or $14.66 per diluted share for the three and nine months ended September 30, 2011, respectively. In addition, for the nine months ended September 30, 2012, we generated cash flows from operations of $2.1 billion.
Our net revenues increased 5% and 10% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to the increased dollar volume of activity on cards carrying our brands and increased transactions, partially offset by the impact of foreign currency translation. The net effects of pricing actions contributed approximately 2 and 3 percentage points to our net revenue growth for the three and nine months ended September 30, 2012, respectively. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenues by approximately 5 and 4 percentage points for the three and nine months ended September 30, 2012, respectively. Rebates and incentives as a percentage of gross revenues were 26% for each of the three and nine months ended September 30, 2012, versus 24% for each of the comparable periods in 2011.
Our revenues depend heavily upon the overall level of consumer, business and government spending. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenues. Our revenues are primarily impacted by the dollar volume of activity on cards and other devices that carry our brands, and the number of transactions. For the three and nine months ended September 30, 2012, volume-based revenues (domestic assessments and cross-border volume fees) and transaction-based revenues (transaction processing fees) increased from the comparable periods in 2011. For the three and nine months ended September 30, 2012, our processed transactions increased 24% and 27%, respectively, and our volumes increased 14% and 16%, respectively, on a local currency basis compared to the three and nine months ended September 30, 2011. This compares to increased processed transactions of 21% and 17% and increased volumes of 18% and 16% on a local currency basis for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010.
Our operating expenses increased 5% and 9% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to greater general and administrative expenses. The net impact of foreign currency relating to the translation of expenses from our functional currencies to U.S. dollars reduced operating expenses by approximately 3 and 2 percentage points for the three and nine months ended September 30, 2012, respectively.
Our ratios of operating income as a percentage of net revenues, or operating margins, were 55.5% and 55.3% for the three and nine months ended September 30, 2012, respectively, versus operating margins of 55.1% and 54.6% in the comparable periods of 2011. The effective income tax rates were 27.6% and 29.1% for the three and nine months ended September 30, 2012, respectively, versus effective income tax rates of 30.5% and 31.6% for the comparable periods of 2011.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 40% of total revenue for each of the three and nine months ended September 30, 2012 and 2011. No individual country, other than the United States, generated more than 10% of total revenues in either period, but differences in market growth, economic health, and foreign exchange fluctuations in certain countries have increased the proportion of revenues generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenues generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be adversely impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be impacted, or the Company may be impacted in several ways. For a full discussion see "Risk Factors - Business Risks - Unprecedented global economic events in financial markets around the world have directly and adversely affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our prospects, growth, profitability, revenue and overall business" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 for further discussion.

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
Financial Results
Our operating results for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except per share data, percentages and GDV amounts)
Revenues, net	$1,918	$1,818	5%	$5,496	$4,986	10%
Total operating expenses	854	816	5%	2,458	2,263	9%
Operating income	1,064	1,002	6%	3,038	2,723	12%

Total other income (expense)	2	28	*	—	35	*
Income before income taxes	1,066	1,030	3%	3,038	2,758	10%
Income tax expense	294	314	(6)%	885	872	1%
Net income	772	716	8%	2,153	1,886	14%

Loss attributable to non-controlling interests	—	1	*	1	1	*
Net Income Attributable to MasterCard	$772	$717	8%	$2,154	$1,887	14%

Basic Earnings per Share	$6.19	$5.65	10%	$17.13	$14.71	16%
Basic Weighted Average Shares Outstanding	125	127	(2)%	126	128	(2)%
Diluted Earnings per Share	$6.17	$5.63	10%	$17.07	$14.66	16%
Diluted Weighted Average Shares Outstanding	125	127	(2)%	126	129	(2)%

Effective Income Tax Rate	27.6%	30.5%	*	29.1%	31.6%	*

Gross Dollar Volume (“GDV”) on a U.S. dollar Converted Basis (in billions) [1]	$918	$845	9%	$2,658	$2,387	11%
Processed transactions [2]	8,679	7,016	24%	24,934	19,588	27%

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
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and nine months ended September 30, 2012, as compared to the same periods in 2011, the U.S. dollar strengthened against both the euro and the Brazilian real. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenues by approximately 5 and 4 percentage points and operating expenses by approximately 3 and 2 percentage points for the three and nine months ended September 30, 2012, respectively.

In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar and euro. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2012, as compared to the same periods in 2011, GDV on a U.S. dollar converted basis increased 9% and 11%, respectively, versus GDV growth on a local currency basis of 14% and 16%.
During 2011 and the first nine months of 2012, approximately 60% of our revenue was generated from activities outside the United States. Some of the revenue we generate outside the United States is subject to unpredictable currency fluctuations (including devaluations of currencies). Our hedging activities attempt to protect against adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of currencies into U.S. dollars. The occurrence of any of these factors could impact the value of revenues we receive from our international operations and could have a material adverse impact on our business. We manage these foreign currency risks by entering into foreign currency derivative contracts. To manage our anticipated cash flow exposures for certain currencies, we utilize a rolling hedge program to reduce the anticipated foreign exchange risk. Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements over time. Changes in foreign exchange rates affect the fair value of foreign currency derivatives entered into pursuant to our hedging activities. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activity, any changes in the fair value of the foreign currency derivatives could result in gains or losses as the Company records these derivatives at fair value on a current basis. Foreign exchange gains and losses are included within our net income. See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
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
In general, a cross-border transaction generates higher revenue than a domestic transaction since cross-border fees are higher than domestic fees, and in most cases also include fees for currency conversion.
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

Revenue Analysis
Gross revenues increased $213 million and $862 million, or 9% and 13%, for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to increased dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives increased $113 million and $352 million, or 20% and 22% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011. Our net revenues increased 5% and 10% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011.
Our revenues are primarily based on transactions and volumes, which are impacted by the number of transactions and the dollar volume of activity on cards and other devices carrying our brands. During the three and nine months ended September 30, 2012, our processed transactions increased 24% and 27%, respectively, and our volumes increased 14% and 16% on a local currency basis, respectively, versus the comparable periods in 2011.
The effects of various pricing actions implemented in 2012 and 2011 contributed approximately 2 and 3 percentage points to our net revenue growth for the three and nine months ended September 30, 2012, respectively. The net impact of foreign currency relating to the translation of revenues from our functional currencies to U.S. dollars reduced net revenues by approximately 5 and 4 percentage points for the three and nine months ended September 30, 2012, respectively.
The significant components of our net revenues for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
Domestic assessments	$908	$843	8%	$2,641	$2,375	11%
Cross-border volume fees	630	581	8%	1,727	1,554	11%
Transaction processing fees	763	693	10%	2,230	1,913	17%
Other revenues	294	265	11%	825	719	15%
Gross revenues	2,595	2,382	9%	7,423	6,561	13%
Rebates and incentives (contra-revenues)	(677)	(564)	20%	(1,927)	(1,575)	22%
Net revenues	$1,918	$1,818	5%	$5,496	$4,986	10%

Domestic assessments – There was an increase in domestic assessments of 8% and 11% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
GDV increased 14% and 16% during the three and nine months ended September 30, 2012, respectively, when measured in local currency terms, and increased 9% and 11%, respectively, when measured on a U.S. dollar-converted basis versus the comparable periods in 2011.

•
Pricing changes implemented in 2012 and 2011 increased domestic assessments by approximately 1 and 2 percentage points for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of domestic assessments from our functional currencies to U.S. dollars reduced domestic assessments revenue growth by approximately 4 percentage points for each of the three and nine months ended September 30, 2012.

Cross-border volume fees – There was an increase in cross-border volume fees of 8% and 11% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Cross-border volumes increased 14% and 16% during the three and nine months ended September 30, 2012, respectively, when measured in local currency terms, and increased 6% and 10%, respectively, when measured on a U.S. dollar-converted basis versus the comparable periods in 2011.

•
Various pricing changes implemented in 2012 and 2011 increased cross-border volume fees revenue by approximately 2 percentage points for each of the three and nine months ended September 30, 2012, versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of cross-border volume fees from our functional currencies to U.S. dollars reduced cross-border volume fees revenue growth by approximately 4 and 3 percentage points for the three and nine months ended September 30, 2012, respectively.

Transaction processing fees – There was an increase in transaction processing fees of 10% and 17% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Processed transactions increased 24% and 27% during the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011. The growth included the effects of new processing deals entered into over the past year and the impact of debit regulation in the United States. As a result, the mix of processed transactions has shifted to more PIN debit transactions which typically have a lower revenue yield than our historic average.

•
Various pricing changes implemented in 2012 and 2011 increased transaction processing fees revenue by approximately 2 and 3 percentage points for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011.

•	The effects of connectivity fees and other non-switching transactions also contributed to the growth in transaction processing fees for the three and nine months ended September 30, 2012.

•
The net impact of foreign currency relating to the translation of transaction processing fees from our functional currencies to U.S. dollars reduced transaction processing fees revenue growth by approximately 5 and 3 percentage points for the three and nine months ended September 30, 2012, respectively.

Other revenues – Other revenues increased 11% and 15% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to:

•
Increases in other payment-related services for the three and nine months ended September 30, 2012 and revenues from the April 2011 acquisition of Access Prepaid Worldwide (“Access”), without comparable revenues in the first quarter of 2011.

•
Pricing changes implemented in 2012 and 2011 increased other revenues by approximately 5 and 4 percentage points for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011.

•
The net impact of foreign currency relating to the translation of other revenues from our functional currencies to U.S. dollars reduced other revenues growth by approximately 4 and 3 percentage points for the three and nine months ended September 30, 2012, respectively.

Rebates and incentives – Rebates and incentives increased 20% and 22% for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011. The amount of rebates and incentives increased primarily due to the following:

•	New and renewed agreements and increased volumes.

•
The net impact of foreign currency relating to the translation of rebates and incentives from our functional currencies to U.S. dollars reduced rebates and incentives growth by approximately 5 and 4 percentage points for the three and nine months ended September 30, 2012, respectively.

Operating Expenses
Operating expenses increased $38 million, or 5%, and $195 million, or 9%, for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to higher general and administrative expenses. Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization, and for the nine months ended September 30, 2012, a provision for litigation settlement. The components of operating expenses for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
General and administrative	$620	$565	10%	$1,790	$1,599	12%
Advertising and marketing	176	200	(12)%	480	522	(8)%
Depreciation and amortizaton	58	51	14%	168	142	18%
Provision for litigation settlement	—	—	*	20	—	*
Total operating expenses	$854	$816	5%	$2,458	$2,263	9%

Total operating expenses as a percentage of net revenues	44%	45%		45%	45%
* Not Meaningful
General and Administrative
General and administrative expenses increased $55 million, or 10%, and $191 million, or 12%, for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, primarily due to an increase in personnel and other expenses. The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars reduced general and administrative expenses by approximately 2 percentage points for each of the three and nine months ended September 30, 2012.
The major components of general and administrative expenses for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2012	2011		2012	2011
	(in millions, except percentages)
Personnel	$402	$371	9%	$1,167	$1,051	11%
Professional fees	56	49	13%	164	163	—%
Data processing and telecommunications	51	45	16%	147	127	16%
Foreign exchange activity	15	8	88%	20	4	*
Other	96	92	2%	292	254	14%
General and administrative expenses	$620	$565	10%	$1,790	$1,599	12%
* Not Meaningful

•
Personnel expense increased 9% and 11% for the three and nine months ended September 30, 2012, versus the comparable periods in 2011. The increase was primarily due to higher salary and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives.

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

•
Other expenses include travel and entertainment expenses, rental expense for our facilities, cardholder services expenses, certain operational expenses associated with the operations of Access, and other miscellaneous operating expenses. Other expenses increased for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 primarily due to the increased expenses associated with the Access operations, for which the Company did not have comparable expenses in the first quarter of 2011, and other increased operating expenses associated with expanding business operations.
Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased $24 million, or 12%, and $42 million, or 8%, for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011, mainly due to the impact of foreign currency and the timing of sponsorship and promotional initiatives. The net impact of foreign currency relating to the translation of advertising and marketing expenses from our functional currencies to U.S. dollars reduced advertising and marketing expenses by approximately 4 percentage points for each of the three and nine months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization expenses increased $7 million, or 14%, and $26 million, or 18%, for the three and nine months ended September 30, 2012, respectively, versus the comparable periods in 2011. The increases in depreciation and amortization expenses reflected increased capitalized software associated with strategic projects and the amortization of intangible assets from the 2011 acquisition of Access.
Provision for Litigation Settlement
On July 13, 2012, the Company announced that it had agreed to a memorandum of understanding to settle the U.S. merchant litigations. During the nine months ended September 30, 2012, the Company accrued an additional $20 million pre-tax charge related to the U.S. merchant litigations. MasterCard previously recorded a $770 million pre-tax charge in the fourth quarter of 2011 related to the U.S merchant litigations.  The total accrued liability of $790 million represents an estimate of the Company's financial liability to settle the U.S. merchant litigations.  There were no comparable charges in the nine months ended September 30, 2011.  See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The decrease of $26 million for the three months ended September 30, 2012 in other net income versus the comparable period in 2011 was primarily due to lower realized gains on sales of investments, an adjustment to the earnout related to the Company's acquisition of Access in the third quarter of 2011 and increased expenses from investments in joint ventures in the third quarter of 2012.
The decrease of $35 million for the nine months ended September 30, 2012 in other net income versus the comparable period in 2011 was primarily due to to lower realized gains on sales of investments, increased expenses from investments in joint ventures in the third quarter of 2012 and an adjustment to the earnout related to the Company's acquisition of Access in the third quarter of 2011.
Income Taxes
The effective income tax rates were 27.6% and 30.5% for the three months ended September 30, 2012 and 2011, respectively, and 29.1% and 31.6% for the nine months ended September 30, 2012 and 2011, respectively. The tax rate for the three months ended September 30, 2012 was lower than the tax rate for the three months ended September 30, 2011 due primarily to a discrete benefit related to additional export incentives and a larger benefit from the domestic production activities deduction in the U.S. related to our authorization software. The tax rate for the nine months ended September 30, 2012 was lower than the tax rate for the nine months ended September 30, 2011 due primarily to discrete benefits related to additional export incentives and the conclusion of tax examinations in certain jurisdictions.
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
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our potential litigation obligations. At September 30, 2012 and December 31, 2011, we had $5.6 billion and $4.9 billion, respectively, of cash and cash equivalents and current available-for-sale securities to use for our operations.
In June 2012, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the "New Program"). The New Program became effective in June 2012 at the completion of the Company's previously announced $2 billion Class A share repurchase program. During the nine months ended September 30, 2012, MasterCard repurchased a total of approximately 2.8 million shares for approximately $1.1 billion at an average price of $409.12 per share of Class A common stock. These repurchased shares are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including legal requirements, price, and economic and market conditions. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report and Note 15 (Stockholders' Equity) in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.
The Company believes that its existing cash balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential litigation obligations. Cash and cash equivalents and current available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.6 billion and $1.8 billion at September 30, 2012 and December 31, 2011, respectively, or 46% and 37% of our total cash and cash equivalents and current available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2011 outside of the United States (as disclosed in Note 19 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
Our liquidity and access to capital could be negatively impacted by global credit market conditions and the outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. See also Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment” for additional discussion of these and other risks facing our business. Additionally, our liquidity could be affected by the failure of customers to meet their settlement obligations. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report and "-Business Environment" for further discussion.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,082	$1,900
Net cash used in investing activities	(1,612)	(55)
Net cash used in financing activities	(1,151)	(1,171)
The table below shows a summary of the balance sheet data at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in millions)
Balance Sheet Data:
Current assets	$9,072	$7,741
Current liabilities	4,548	4,217
Long-term liabilities	648	599
Equity	6,924	5,877
Net cash provided by operating activities for the nine months ended September 30, 2012 was $2.1 billion versus $1.9 billion for the comparable period in 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to net income, partially offset by the net change in customer settlements and an increase in prepaid expenses. Net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to net income, partially offset by litigation settlement payments.
Net cash used in investing activities for the nine months ended September 30, 2012 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities. Net cash used in investing activities for the nine months ended September 30, 2011 primarily related to the acquisition of Access, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the nine months ended September 30, 2012 and 2011 primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders.
Dividends
On September 11, 2012, our Board of Directors declared a quarterly cash dividend of $0.30 per share payable on November 9, 2012 to holders of record on October 10, 2012 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $37 million. On June 5, 2012 and February 7, 2012, our Board of Directors also declared quarterly cash dividends of $0.30 per share. These 2012 dividends represented an increase in our historical quarterly cash dividend of $0.15 per share, with aggregate payments for quarterly dividends having totaled $37 million and $19 million for the three months ended September 30, 2012 and 2011, respectively. Aggregate payments for quarterly dividends totaled $94 million and $58 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Credit Availability
On November 22, 2011, the Company extended its committed unsecured revolving credit facility, dated as of November 22, 2010 (the “Credit Facility”), for an additional year. The expiration date of the Credit Facility is November 21, 2014. The available funding under the Credit Facility will remain at $2.75 billion through November 22, 2013 and then decrease to $2.35 billion during the final year of the Credit Facility agreement. Other terms and conditions in the Credit Facility remain unchanged. The Company's option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the original terms of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at September 30, 2012 and December 31, 2011.
Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At September 30, 2012, the applicable facility fee was 20 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 130 basis points or an alternate base rate plus 30 basis points.
The Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and events of default. MasterCard was in compliance with the covenants of the Credit Facility at September 30, 2012 and December 31, 2011. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
On August 2, 2012, the Company filed a universal shelf registration statement to provide additional access to capital, if needed.  Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements
Impairment testing for indefinite-lived intangible assets - In July 2012, new guidance was issued that is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity concludes that the indefinite-lived intangible asset is not more likely than not impaired, then the entity would not be required to take further action. However, if an entity concludes otherwise, then it would be required to determine the fair value of the indefinite-lived intangible asset and compare the fair value with the carrying amount. An entity also would have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company will adopt the revised accounting guidance effective October 1, 2012, and does not anticipate that this adoption will have an impact on the Company's financial position or results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. Excluding the offsetting impact of the remeasurement of related monetary assets and liabilities, the effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $209 million on our foreign currency derivative contracts outstanding at September 30, 2012. There were no material changes in our market risk exposures related to interest rates and equity price risk at September 30, 2012 as compared to December 31, 2011. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company's financial position or results of operations.
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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 31, 2012 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the accompanying consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2012, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2012

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors
For a discussion of the Company's risk factors, see Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A, (Risk Factors) in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2012, MasterCard repurchased a total of approximately 0.5 million shares for $216 million at an average price of $429.26 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company's share repurchase programs. The Company’s repurchase activity during the third quarter of 2012 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 – 31	162,649	$425.80	162,649	$1,364,466,199
August 1 – 31	198,034	$425.12	198,034	$1,280,277,837
September 1 – 30	143,997	$438.85	143,997	$1,217,085,419
Total	504,680	$429.26	504,680

1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 31, 2012	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2012	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2012	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
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

10.2
Class Settlement Agreement, dated October 19, 2012, by and among MasterCard Incorporated and MasterCard International Incorporated; Visa, Inc., Visa U.S.A. Inc. and Visa International Service Association; the Class Plaintiffs defined therein; and the Customer Banks defined therein.

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