Form 10-Q
period 2013-03-31
MASTERCARD INC
filed 2013-05-01
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 25, 2013, there were 116,857,519 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 4,710,704 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, regulatory proceedings, central bank regulation and litigation related to interchange fees and other practices; regulations established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; introduction of the no-surcharge rule; requirement to permit U.S. merchants to surcharge credit cards (subject to final approval of the U.S. merchant class litigation); regulation or other legislative or regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our customers; our relationship with our customers; brand perceptions and reputation; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$1,984	$2,052
Restricted cash for litigation settlement	724	726
Investment securities available-for-sale, at fair value	3,036	2,951
Accounts receivable	941	925
Settlement due from customers	670	1,117
Restricted security deposits held for customers	812	777
Prepaid expenses and other current assets	488	681
Deferred income taxes	128	128
Total Current Assets	8,783	9,357
Property, plant and equipment, net	468	472
Deferred income taxes	59	60
Goodwill	1,042	1,092
Other intangible assets, net of accumulated amortization of $627 and $596, respectively	637	672
Other assets	820	809
Total Assets	$11,809	$12,462
LIABILITIES AND EQUITY
Accounts payable	$262	$357
Settlement due to customers	624	1,064
Restricted security deposits held for customers	812	777
Accrued litigation	724	726
Accrued expenses	1,703	1,748
Other current liabilities	289	234
Total Current Liabilities	4,414	4,906
Deferred income taxes	99	104
Other liabilities	540	523
Total Liabilities	5,053	5,533
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 133,837,376 and 133,604,903 shares issued and 117,171,534 and 118,405,075 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 4,736,468 and 4,838,840 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,648	3,641
Class A treasury stock, at cost, 16,665,842 and 15,199,828 shares, respectively	(4,902)	(4,139)
Retained earnings	8,047	7,354
Accumulated other comprehensive income (loss)	(50)	61
Total Stockholders’ Equity	6,743	6,917
Non-controlling interests	13	12
Total Equity	6,756	6,929
Total Liabilities and Equity	$11,809	$12,462

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
Net Revenue	$1,906	$1,758
Operating Expenses
General and administrative	608	579
Advertising and marketing	129	125
Depreciation and amortization	62	54
Total operating expenses	799	758
Operating income	1,107	1,000
Other Income (Expense)
Investment income	8	9
Interest expense	(5)	(6)
Other income (expense)	(8)	(3)
Total other income (expense)	(5)	—
Income before income taxes	1,102	1,000
Income tax expense	336	318
Net Income	$766	$682

Basic Earnings per Share	$6.25	$5.38
Basic Weighted-Average Shares Outstanding	123	127
Diluted Earnings per Share	$6.23	$5.36
Diluted Weighted-Average Shares Outstanding	123	127

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net Income	$766	$682
Other comprehensive income (loss):
Foreign currency translation adjustments	(112)	77

Defined benefit pension and other postretirement plans	1	1
Income tax effect	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	1	1

Investment securities available-for-sale	—	3
Income tax effect	—	(1)
Investment securities available-for-sale, net of income tax effect	—	2

Other comprehensive income (loss), net of tax	(111)	80
Comprehensive Income	$655	$762

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2012	$6,929	$7,354	$61	$—	$—	$3,641	$(4,139)	$12
Net income	766	766	—	—	—	—	—	—
Activity related to non-controlling interests	1	—	—	—	—	—	—	1
Other comprehensive income (loss), net of tax	(111)	—	(111)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.60 per share	(73)	(73)	—	—	—	—	—	—
Purchases of treasury stock	(766)	—	—	—	—	—	(766)	—
Share-based payments	10	—	—	—	—	7	3	—
Balance at March 31, 2013	$6,756	$8,047	$(50)	$—	$—	$3,648	$(4,902)	$13

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating Activities
Net income	$766	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	54
Share-based payments	(23)	(53)
Deferred income taxes	(5)	(14)
Other	16	8
Changes in operating assets and liabilities:
Accounts receivable	(25)	7
Income taxes receivable	149	—
Settlement due from customers	433	(43)
Prepaid expenses	(7)	(53)
Accounts payable	(93)	(88)
Settlement due to customers	(423)	(88)
Accrued expenses	(30)	1
Net change in other assets and liabilities	52	14
Net cash provided by operating activities	872	427
Investing Activities
Purchases of investment securities available-for-sale	(934)	(398)
Purchases of property, plant and equipment	(20)	(12)
Capitalized software	(22)	(39)
Proceeds from sales of investment securities available-for-sale	576	43
Proceeds from maturities of investment securities available-for-sale	257	111
Proceeds from maturities of investment securities held-to-maturity	36	—
Investment in nonmarketable equity investments	(2)	(7)
Other investing activities	2	—
Net cash used in investing activities	(107)	(302)
Financing Activities
Purchases of treasury stock	(766)	(248)
Dividends paid	(37)	(19)
Tax benefit for share-based compensation	14	33
Cash proceeds from exercise of stock options	5	14
Other financing activities	1	—
Net cash used in financing activities	(783)	(220)
Effect of exchange rate changes on cash and cash equivalents	(50)	45
Net decrease in cash and cash equivalents	(68)	(50)
Cash and cash equivalents - beginning of period	2,052	3,734
Cash and cash equivalents - end of period	$1,984	$3,684

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. MasterCard offers a wide range of payment solutions, that enable the development and implementation of credit, debit, prepaid, commercial and related payment programs and solutions for consumers and merchants. The Company's customers encompass a vast array of entities, including financial institutions and others that act as "issuers" and "acquirers", as well as merchants, governments, telecommunications companies and other businesses. MasterCard manages a family of well-known, widely accepted payment brands, including MasterCard®, Maestro® and Cirrus®, which its customers use in their payment programs and solutions. The Company processes payment transactions over the MasterCard Worldwide Network and provides support services to its customers and others.
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2013 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements as of December 31, 2012. The consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2012 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2013 and 2012, non-controlling interest amounts were an expense of $1 million and income of $1 million, respectively.
In December 2012, the Company made a $726 million payment into a qualified settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified settlement fund is restricted for payment under a preliminary settlement agreement that is subject to court approval. All or a portion of the funds would be returned to the Company in the event that the settlement is not finalized or certain merchants opt out of the settlement agreement. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Recent accounting pronouncements
Comprehensive income - In February 2013, new accounting guidance was issued by the Financial Accounting Standards Board ("FASB") that requires disclosure of amounts reclassified from accumulated other comprehensive income to net income. The Company adopted the revised accounting guidance effective January 1, 2013. See Note 8 (Accumulated Other Comprehensive Income) for additional disclosures related to the new guidance.
Balance Sheet Offsetting - In January 2013, the FASB issued accounting guidance clarifying the scope of its previously issued requirements to disclose gross and net amounts of eligible financial assets and financial liabilities recognized on the balance sheet. The Company adopted the revised accounting guidance effective January 1, 2013. See Note 13 (Foreign Exchange Risk Management) for additional disclosures related to the new guidance.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 2. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
Numerator:
Net income	$766	$682
Denominator:
Basic EPS weighted-average shares outstanding	123	127
Dilutive stock options and stock units	—	—
Diluted EPS weighted-average shares outstanding *	123	127
Earnings per Share
Basic	$6.25	$5.38
Diluted	$6.23	$5.36

* For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 3. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of March 31, 2013 and December 31, 2012 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$528	$—	$528
U.S. Government and Agency securities [2]	—	586	—	586
Taxable short-term bond funds	210	—	—	210
Corporate securities	—	1,314	—	1,314
Asset-backed securities	—	325	—	325
Auction rate securities	—	—	32	32
Other	—	57	—	57
Total	$210	$2,810	$32	$3,052

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$531	$—	$531
U.S. Government and Agency securities [2]	—	582	—	582
Taxable short-term bond funds	210	—	—	210
Corporate securities	—	1,246	—	1,246
Asset-backed securities	—	316	—	316
Auction rate securities	—	—	32	32
Other	—	63	—	63
Total	$210	$2,738	$32	$2,980
1 Available-for-sale municipal securities are carried at fair value and are included in the above tables. However, a held-to-maturity municipal bond was carried at amortized cost and excluded from the above table at December 31, 2012.
2 Excludes amounts held in escrow for the preliminary U.S. merchant class litigation settlement of $724 million and $726 million at March 31, 2013 and December 31, 2012, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses) and Note 11 (Legal and Regulatory Proceedings) for further details.
The fair value of the Company's taxable short-term bond funds are based on quoted prices for identical investments in active markets and are therefore included in Level 1 of the Valuation Hierarchy.
The fair value of the Company's available-for-sale municipal securities, U.S. Government and Agency securities, corporate securities, asset-backed securities and other fixed income securities included in the Other category are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company's foreign currency derivative contracts have also been classified within Level 2 in the Other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 13 (Foreign Exchange Risk Management) for further details.
The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of March 31, 2013 and December 31, 2012. The Company did not realize any material losses on its ARS portfolio during the three months ended March

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

31, 2013 and 2012. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.
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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2013 and December 31, 2012, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$519	$9	$—	$528
U.S. Government and Agency securities	586	—	—	586
Taxable short-term bond funds	209	1	—	210
Corporate securities	1,313	1	—	1,314
Asset-backed securities	325	—	—	325
Auction rate securities[2]	35	—	(3)	32
Other	73	—	—	73
Total	$3,060	$11	$(3)	$3,068

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss [1]	Fair Value
	(in millions)
Municipal securities	$522	$9	$—	$531
U.S. Government and Agency securities	582	—	—	582
Taxable short-term bond funds	209	1	—	210
Corporate securities	1,245	2	(1)	1,246
Asset-backed securities	316	—	—	316
Auction rate securities[2]	35	—	(3)	32
Other	66	—	—	66
Total	$2,975	$12	$(4)	$2,983

1 The unrealized losses primarily relate to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
2 Included in other assets on the consolidated balance sheet. See Note 4 (Prepaid Expenses and Other Assets).
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The U.S. government and agency securities are primarily invested in U.S. government treasury bills and bonds and U.S. government sponsored agency bonds and discount notes. Taxable short-term bond funds are primarily invested in U.S. government and sponsored agency securities, corporate bonds and mortgage-backed securities. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables. The ARS are exempt from U.S. federal income tax and are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2013 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,548	$1,549
Due after 1 year through 5 years	1,220	1,228
Due after 5 years through 10 years	48	49
Due after 10 years	35	32
No contractual maturity	209	210
Total	$3,060	$3,068
All the securities due after ten years are ARS. Taxable short-term bond funds have been included in the table above in the no contractual maturity category, as these investments do not have a stated maturity date; however, the short-term bond funds have daily liquidity.
Investment Income
Investment income was $8 million and $9 million for the three months ended March 31, 2013 and 2012, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.
Note 4. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$291	$222
Investment securities held-to-maturity	—	36
Prepaid income taxes	12	77
Income taxes receivable	12	163
Other	173	183
Total prepaid expenses and other current assets	$488	$681
Other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$414	$404
Nonmarketable equity investments	243	249
Auction rate securities available-for-sale, at fair value	32	32
Income taxes receivable	74	72
Other	57	52
Total other assets	$820	$809
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
Investments for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the equity method of accounting. The decrease in investment securities held-to-maturity from December 31, 2012 to March 31, 2013 was due to contractual maturities during the period.
Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Property, plant and equipment	$873	$858
Less accumulated depreciation and amortization	(405)	(386)
Property, plant and equipment, net	$468	$472
Note 6. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$1,096	$1,058
Personnel costs	177	354
Advertising	77	122
Income and other taxes	250	94
Other	103	120
Total accrued expenses	$1,703	$1,748
As of March 31, 2013 and December 31, 2012, the Company's provision related to the U.S. merchant class litigation was $724 million and $726 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The decrease in restricted cash for litigation settlement and accrued litigation for the U.S. merchant class litigation is due to net expenses paid by the fund related to administrative settlement activities. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Stockholders’ Equity
In June 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the "June 2012 Share Repurchase Program"). This program became effective in June 2012 at the completion of the Company’s previously announced $2 billion Class A share repurchase program (this $2 billion repurchase program consisted of $1 billion authorized in September 2010 and $1 billion authorized in April 2011).
On February 5, 2013, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the "February 2013 Share Repurchase Program").  The new share repurchase program became effective at the completion of the June 2012 Share Repurchase Program, which occurred in March 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company's share repurchase authorizations of its Class A common stock through March 31, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Dollar value of shares repurchased during the three months ended March 31, 2012	**	**	$248	$248
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the three months ended March 31, 2013	$162	$604	$—	$766
Remaining authorization at March 31, 2013	$1,838	$—	$—	$1,838
Shares repurchased during the three months ended March 31, 2012	**	**	0.65	0.65
Average price paid per share during the three months ended March 31, 2012	**	**	$379.68	$379.68
Shares repurchased during the three months ended March 31, 2013	0.31	1.17	—	1.48
Average price paid per share during the three months ended March 31, 2013	$522.87	$517.16	$—	$518.36
Cumulative shares repurchased through March 31, 2013	0.31	3.11	6.54	9.96
Cumulative average price paid per share	$522.87	$481.58	$305.60	$367.34
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
As of April 25, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 0.7 million shares of its Class A common stock for an aggregate cost of approximately $344 million at an average price of $527.57 per share of Class A common stock.
Note 8. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss)*	(112)	1	—	(111)
Balance at March 31, 2013	$(19)	$(36)	$5	$(50)

*During the three months ended March 31, 2013, $1 million of deferred costs related to the Company's Defined Benefit Pension Plan were reclassified from accumulated other comprehensive income to general and administrative expenses. In addition, $1 million of net gains on available-for-sale investment securities were recognized in investment income during the three months ended March 31, 2013. Tax amounts related to these items are insignificant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Share-Based Payments
During the three months ended March 31, 2013, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	183	$123
Restricted stock units	143	$511
Performance stock units	18	$560
Stock options vest in four equal annual installments beginning one year after the date of grant, and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options. Beginning in 2013, the Company calculated the expected term and the expected volatility based on historical MasterCard information. As a result, the expected term of stock options granted in the first quarter of 2013 was five years, while the expected volatility was determined to be 27.1%.
Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of grant. The fair value of restricted stock units is determined and fixed on the grant date based on the Company's Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of performance stock units granted in the first quarter of 2013.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 10. Income Taxes
The effective income tax rates were 30.5% and 31.8% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was lower than the effective tax rate for the three months ended March 31, 2012 due primarily to a more favorable geographic mix of earnings, a larger benefit from the domestic production activities deduction in the U.S. related to our authorization software and various discrete items, including retroactive benefits from the signing of the American Taxpayer Relief Act of 2012 on January 2, 2013.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. The Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. The parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013. This approval is subject to appeal.
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
In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continues to be outstanding cases. As discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. As noted above, in August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013. This approval is subject to appeal.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard has moved to dismiss the complaints for failure to state a claim. Oral argument on the motion was heard by the court in September 2012. In February 2013, the district court granted MasterCard's motion to dismiss the complaints and the plaintiffs have since filed a motion seeking approval to amend their complaints.
Interchange Litigation and Regulatory Proceedings
Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard's. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system's cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or its customer financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, and collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard's interchange fees and other practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions, including the proceedings described below. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of these interchange proceedings (except as otherwise indicated below), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. Some of the proceedings described below could have a significant impact on our customers in the applicable country and on MasterCard's level of business in those countries. The proceedings reflect the significant and intense legal, regulatory and legislative scrutiny worldwide that interchange fees and acceptance practices have been receiving. When taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and acceptance practices may have a material adverse effect on the Company's prospects for future growth and its overall results of operations, financial position and cash flows.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
On July 13, 2012, MasterCard entered into a Memorandum of Understanding (“MOU”) to settle the merchant class litigation, and separately agreed in principle to settle all claims brought by the individual merchant plaintiffs. The MOU sets out a binding obligation to enter into a settlement agreement, and is subject to: (1) the successful completion of certain appendices, (2) the successful negotiation of a settlement agreement with the individual merchant plaintiffs, (3) final court approval of the class settlement, and (4) any necessary internal approvals for the parties. MasterCard's financial portion of the settlements is estimated to total $790 million on a pre-tax basis. Of that total, MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012. In addition to the financial portion of the settlement, U.S. merchant class members would also receive a 10 basis point reduction in default credit interchange fees for a period of eight months, funded by a corresponding reduction in the default credit interchange fees paid by acquirers to issuers. MasterCard would also be required to modify its No Surcharge Rule to permit U.S. merchants to surcharge MasterCard credit cards, subject to certain limitations set forth in the class settlement agreement. On October 19, 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (consistent with the terms of the MOU), and separately also entered into a settlement agreement with the individual merchant plaintiffs. The merchant class litigation settlement agreement is subject to court approval. The parties to the merchant class litigation filed a motion seeking preliminary approval of the settlement on October 19, 2012, and the court granted preliminary approval of the settlement on November 27, 2012 and scheduled a final approval hearing for September 2013. In April 2013, the parties filed briefs in support of their motion for final approval of the settlement. In 2012, the Company paid $790 million with respect to the settlements, of which $726 million was paid into a qualified settlement fund related to the merchant class litigations. Rule practice changes required by the settlement were implemented in late January 2013. In the event that the merchant class litigation settlement agreement is not approved by the court, or if the class settlement agreement is otherwise terminated by the defendants pursuant to the conditions in the settlement agreement and the litigations are not settled, a negative outcome in the litigation could have a material adverse effect on MasterCard's results of operations, financial position and cash flows.
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The hearing on the matter was held before the Canadian Competition Tribunal and was completed in June 2012. The parties are awaiting a decision from the Canadian Competition Tribunal. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to status of the proceedings: (1) the Quebec suit was stayed in June 2012 until June 2013, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court held a class certification hearing in April 2013. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the CCB's challenges and/or the class action law suits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard's Canadian customers and on MasterCard's overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.
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
Although MasterCard believes that any other business practices it would implement in response to the decision would be in compliance with the December 2007 decision, the European Commission may deem any such practice not in compliance with the decision, or in violation of European competition law, in which case MasterCard may be assessed fines for the period that it is not in compliance. Furthermore, because a balancing mechanism like default cross-border interchange fees constitutes an essential

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

element of MasterCard Europe's operations, the December 2007 decision could also significantly impact MasterCard International's European customers' and MasterCard Europe's business. The European Commission decision could also lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The possibility of such actions has increased due to the judgment of the General Court. The judgment also increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland, as further described below). In addition, the European Commission's decision could lead, and in the case of the United Kingdom and Belgium has led, to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the General Court decision, could result in MasterCard owing substantial damages.
In April 2013, the European Commission announced that it has opened proceedings to investigate: (1) MasterCard's interregional interchange fees that apply when a card outside the EEA is used at a merchant location in the EEA, (2) central acquiring rules, which apply when a merchant uses the services of an acquirer established in another country and (3) other business rules and practices (including the "honor all cards" rule).
Additional Litigations in Europe. In the United Kingdom, since May 2012, a number of retailers have filed claims against MasterCard for unspecified damages with respect to MasterCard's cross-border and U.K. and Ireland domestic interchange fees. In March 2013, the court heard arguments on MasterCard's motion to stay the proceedings pending the result of MasterCard's appeal of the European Union General Court's judgment discussed above. In Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard's cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
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

•
Hungary. In December 2009, the Hungarian Competition Authority (the “HCA”) issued a formal decision that MasterCard's (and Visa's) historic domestic interchange fees violated Hungarian competition law and fined each of MasterCard Europe and Visa Europe approximately $3 million, which was paid during the fourth quarter of 2009. MasterCard appealed the decision to the Hungarian courts, which has stayed the proceeding until the completion of MasterCard's appeal to the European Union Court of Justice. If the HCA's decision is not reversed on appeal, it could have a significant adverse impact on the revenue of MasterCard's Hungarian customers and on MasterCard's overall business in Hungary. In June 2012, the HCA commenced a separate investigation of MasterCard's alleged abuse of dominant position in what it refers to as the domestic bankcard market during the period beginning in December 2010.

•
Italy. In November 2010, the Italian Competition Authority (the “ICA”) adopted a decision in which it determined that MasterCard Europe's domestic interchange fees violate European Union competition law, fined MasterCard 2.7 million euro (approximately $4 million) and ordered MasterCard to refrain in the future from maintaining interchange fees that are not based on economic justifications linked to efficiency criteria and to eliminate any anticompetitive clauses from its licensing agreements. MasterCard appealed the ICA's infringement decision to the Administrative Court, and the decision was annulled by the Administrative Court in July 2011. The ICA has appealed the Administrative Court's judgment to the Council of State. If the ICA's infringement decision ultimately stands, it could have a significant adverse impact on the revenue of MasterCard's Italian customers and on MasterCard's overall business in Italy.

•
Poland. In January 2007, the Polish Office for Protection of Competition and Consumers (the “PCA”) issued a decision that MasterCard's (and Visa Europe's) domestic credit and debit default interchange fees are unlawful under Polish competition law, and imposed fines on MasterCard's (and Visa Europe's) licensed financial institutions, the entities responsible for setting the fees. As part of this decision, the PCA decided that MasterCard (and Visa Europe) had not violated the law because they were not responsible for setting the fees. The decision is currently being appealed. If on appeal the PCA's decision is ultimately allowed to stand, it could have a significant adverse impact on the revenue of MasterCard's Polish customers and on MasterCard's overall business in Poland.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•
United Kingdom. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard's current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT had informed MasterCard that it did not intend to issue a Statement of Objections or otherwise commence formal proceedings with respect to the investigation prior to the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission, and this period was extended until the completion of MasterCard's appeal to the Court of Justice. If the OFT ultimately determines that any of MasterCard's U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. Such a decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which could result in an award or awards of substantial damages and could have a significant adverse impact on the revenue of MasterCard International's U.K. customers and MasterCard's overall business in the U.K.

Regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Chile, Germany, Latvia, Portugal, Russia, Singapore and South Africa, are reviewing MasterCard's and/or its customers' interchange fees and/or other practices and may seek to commence proceedings related to, or otherwise regulate, the establishment of such fees and/or such practices.
Other Regulatory Proceedings
In addition to challenges to interchange fees, MasterCard's other standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions from time to time.  These proceedings tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenue.
Note 12. Settlement and Other Risk Management
MasterCard's rules guarantee the settlement of many of the MasterCard, Cirrus and Maestro branded transactions between its issuers and acquirers ("settlement risk"). Settlement exposure is the outstanding settlement risk to customers under MasterCard's rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. Settlement exposure is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company's settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement exposure calculation may be revised in subsequent reporting periods.
In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables of the failed customer. Subject to approval by the Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of the Company.
The Company's global risk management policies and procedures are aimed at managing the settlement exposure. These risk management procedures include interaction with the bank regulators of countries in which it operates, requiring customers to make adjustments to settlement processes, and requiring collateral from customers. MasterCard requires certain customers that are not in compliance with the Company's risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management's review of the individual risk circumstances for each customer that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in customer programs. The Company may also hold collateral to pay merchants in the event of merchant bank/acquirer failure. Although the Company is not contractually obligated under its rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Gross settlement exposure	$38,077	$37,768
Collateral held for settlement exposure	(4,565)	(3,775)
Net uncollateralized settlement exposure	$33,512	$33,993
MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the exposure is limited to the cheques issued but not yet cashed. The notional amount of cheques issued, but not yet cashed was $527 million and $539 million at March 31, 2013 and December 31, 2012, respectively, of which $424 million and $434 million at March 31, 2013 and December 31, 2012, respectively, is mitigated by collateral arrangements.
Beginning in 2008, many of the Company's financial institution customers have been directly and adversely impacted by the events that have occurred in the financial markets around the world. The ongoing economic turmoil presents increased risk that the Company may have to perform under its settlement and travelers cheque guarantees. General economic conditions and political conditions in countries in which MasterCard operates also affect the Company's settlement risk. For example, the European sovereign debt crisis has introduced a heightened level of risk to the Company. This risk could increase if economic and financial market conditions deteriorate further. The Company's aggregate gross settlement exposures to Greece, Italy, Portugal and Spain, four of the countries significantly impacted by the eurozone crisis, are less than 5% of MasterCard's total gross settlement exposure as of March 31, 2013 and are being managed through various planning and mitigation practices. The Company's global risk management policies and procedures are revised and enhanced from time to time. Historically, the Company has experienced a low level of losses from customer financial institution failures.
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
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currencies. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in currencies other than the functional currency of the entity holding the assets and liabilities. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency was $1.9 billion and $1.6 billion at March 31, 2013 and December 31, 2012, respectively.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2013, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	March 31, 2013		December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$100	$(2)	$76	$(1)
Commitments to sell foreign currency	1,870	(14)	1,571	(2)
Balance Sheet Location:
Accounts Receivable*		$15		$12
Other Current Liabilities*		(31)		(15)
* The fair value of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Foreign currency derivative contracts
General and administrative	$(23)	$(6)
Net revenue	—	(4)
Total	$(23)	$(10)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $199 million on the Company's foreign currency derivative contracts outstanding at March 31, 2013 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2012 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2013. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated, included elsewhere in this Report. Percentage changes provided throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" were calculated on amounts rounded to the nearest thousand.
Overview
MasterCard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. We make payments more convenient, secure and efficient by creating solutions that meet the needs of all of our stakeholders, and thereby drive preference for electronic payments. We offer a wide range of payment solutions that enable the development and implementation of credit, debit, prepaid, commercial and related payment programs and solutions for consumers and merchants. Our customers encompass a vast array of entities, including financial institutions and other entities that act as “issuers” and “acquirers”, merchants, governments, telecommunications companies and other businesses. We manage a family of well-known, widely-accepted payment brands, including MasterCard, Maestro and Cirrus, which our customers use in their payment programs and solutions. We process payment transactions over the MasterCard Worldwide Network and provide support services to our customers and others. We establish and enforce a common set of standards for adherence by our customers for the efficient and secure use of our payments network.
We generate revenue from the fees that we charge our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands. Changes in cardholder spending behavior, influenced by economic conditions, impact our ability to grow our revenue. Our revenue depends heavily upon the overall level of consumer, business and government spending. While cardholder and merchant relationships are generally managed by our customers, we work with merchants to help provide value to them and benefits to consumers. We do not issue cards, extend credit to cardholders, determine the interest rates (if applicable) or other fees charged to cardholders by issuers, or establish the "merchant discount" rate charged by acquirers in connection with the acceptance of cards that carry our brands.
Our ability to grow is based on three drivers:

•	personal consumption expenditure growth;

•
the trend within the global payments industry from paper-based forms of payment, such as cash and checks, toward electronic forms of payment (such as those made via payment cards and other devices); and

•	our share in electronic payments through innovative solutions and new technology.
We support our focus on these drivers by continuing to:

•	grow our core businesses globally, including credit, debit, prepaid and commercial programs and solutions, as well as the processing of payment transactions over the MasterCard Worldwide Network;

•
diversify our business by seeking new areas of growth in markets around the world, expanding points of acceptance globally, seeking to maintain unsurpassed acceptance, and deepening existing relationships or entering into new relationships with payments industry participants, such as merchants, governments and telecommunications companies; and

•	build new businesses through technology and continued strategic efforts and alliances focused on innovative payment methods like electronic commerce (e-Commerce) and mobile capabilities.
See “-Business Environment” for a discussion of considerations related to our long-term strategic objectives.
We recorded net income of $766 million, or $6.23 per diluted share, for the three months ended March 31, 2013 versus net income of $682 million, or $5.36 per diluted share, for the three months ended March 31, 2012.
Our net revenue increased 8% for the three months ended March 31, 2013 versus the comparable period in 2012, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and the number of transactions. For the three months ended March 31, 2013, volume-based revenue (domestic assessments and cross-border volume fees) and transaction-based revenue (transaction processing fees) increased from the comparable period in 2012 by 10%. For the three months ended March 31, 2013, our processed transactions increased 12% and our volumes increased 12% on a local currency basis compared to the three months ended March 31, 2012. This compares to increased processed transactions of 29% and increased volumes of 18% on a local currency basis for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Rebates and incentives as a percentage of gross revenue were 26% for the three months ended March 31, 2013, versus 25% for the comparable period in 2012.
Operating expenses increased 6% for the three months ended March 31, 2013 versus the comparable period in 2012, primarily due to higher general and administrative expenses. We generated net cash flows from operations of $872 million for the three months ended March 31, 2013, compared to $427 million for the comparable period in 2012.
The following table provides a summary of our operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2013	2012
	(in millions, except per share data and percentages)
Net revenue	$1,906	$1,758	8%

Operating expenses	799	758	6%
Operating income	1,107	1,000	11%
Operating margin	58.1%	56.9%	**

Income tax expense	336	318	6%
Effective income tax rate	30.5%	31.8%	**

Net income	$766	$682	12%

Diluted earnings per share	$6.23	$5.36	16%
Diluted weighted-average shares outstanding	123	127	(3)%

** Not Meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 39% and 40% of total revenue for the three months ended March 31, 2013 and 2012, respectively. No individual country, other than the United States, generated more than 10% of total revenue in either period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries have increased the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environments may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor the extent and pace of economic recovery around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. For example, in our Asia Pacific and Latin American regions, we continue to see significant increases in dollar volume of activity on cards carrying our brands in those regions while in the United States and Europe we have experienced growth in dollar volume despite mixed economic indicators. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For a full discussion see, "Risk Factors - Business Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factor in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in "Risk Factors - Business Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results are impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three months ended March 31, 2013, as compared to the same period in 2012, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. Accordingly, the net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenue by approximately 1 percentage point and operating expenses by less than 1 percentage point for the three months ended March 31, 2013.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2013, as compared to the same period in 2012, GDV on a U.S. dollar converted basis increased 11% versus GDV growth on a local currency basis of 12%. The Company attempts to manage these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
The Company generates revenue and has financial assets in countries at risk for currency devaluation. While these revenues and financial assets are not material to MasterCard on a consolidated basis, they could be negatively impacted if a devaluation of local currencies occurs relative to the U.S. dollar.
Revenue
Revenue Description
MasterCard’s business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ financial institutions) and acquirers (the merchants’ financial institutions). Our gross revenue is typically generated from the fees that we charge our customers for providing transaction processing and other payment-related services and by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands. Our revenue is based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro and Brazilian real.
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
The Company classifies its net revenue into the following five categories:

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

•
Consulting and research fees are primarily generated by MasterCard Advisors, the Company’s professional advisory services group. The Company’s business agreements with certain customers and merchants may include consulting services.

•
Fraud products and services used to prevent or detect fraudulent transactions. This includes warning bulletin fees which are charged to issuers and acquirers for listing invalid or fraudulent accounts either electronically or in paper form and for distributing this listing to merchants.

•
Program management services provided to prepaid card issuers.  This primarily includes foreign exchange margin, commissions, load fees and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards.

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

Revenue Analysis
In the three months ended March 31, 2013, gross revenue increased $217 million, or 9%, versus the comparable period in 2012. Revenue growth in the three months ended March 31, 2013 was primarily driven by increased growth in dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives in the three months ended March 31, 2013 increased $68 million, or 12%, versus the comparable period in 2012. Our net revenue increased 8% for the three months ended March 31, 2013 versus the comparable period in 2012.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. During the three months ended March 31, 2013, our processed transactions increased 12% and our GDV increased 12% on a local currency basis.

The following table provides a summary of the trend in volume growth:

	Three Months Ended March 31,
	2013		2012
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV[1]	11%	12%	17%	18%
Asia Pacific/Middle East/Africa	20%	22%	25%	24%
Canada	4%	5%	8%	10%
Europe	13%	13%	13%	19%
Latin America	11%	15%	17%	24%
United States	4%	4%	14%	14%
Cross-border GDV Growth		16%		18%
1 GDV generated by Maestro and Cirrus cards is not included.
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances.
The significant components of our net revenue for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2013	2012
	(in millions, except percentages)
Domestic assessments	$901	$840	7%
Cross-border volume fees	607	531	14%
Transaction processing fees	775	714	9%
Other revenues	280	262	7%
Gross revenue	2,563	2,347	9%
Rebates and incentives (contra-revenue)	(657)	(589)	12%
Net revenue	$1,906	$1,758	8%

The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2013 versus the three months ended March 31, 2012:

	For the Three Months Ended March 31,
	Volume		Pricing		Foreign Currency[1]		Other				Total
	2013	2012	2013	2012	2013	2012	2013		2012		2013	2012
Domestic assessments	11%	16%	(1)%	2%	(1)%	(2)%	(2)%		—%		7%	16%
Cross-border volume fees	13%	15%	2%	1%	(1)%	(2)%	—%		1%		14%	15%
Transaction processing fees	10%	23%	(1)%	4%	(1)%	(2)%	1%		(4)%		9%	21%
Other revenues	**	**	5%	4%	—%	(1)%	2%	[2]	26%	[2]	7%	29%
Rebates and incentives	10%	12%	(2)%	1%	(1)%	(1)%	5%	[3]	12%	[3]	12%	24%

Net revenue	10%	18%	1%	3%	(1)%	(2)%	(2)%		(2)%		8%	17%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Other revenues were positively impacted by acquisitions (11 percentage points in 2012) and increased consulting fees, fraud service fees and other payment-related services in 2013 and 2012.
3 Rebates and incentives, other includes the impact from new and renewed agreements and reductions from terminated and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, and depreciation and amortization expenses. Operating expenses increased $41 million, or 6%, for the three months ended March 31, 2013, versus the comparable period in 2012, primarily due to higher general and administrative expenses. The components of operating expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2013	2012
	(in millions, except percentages)
General and administrative	$608	$579	5%
Advertising and marketing	129	125	4%
Depreciation and amortizaton	62	54	14%
Total operating expenses	$799	$758	6%

Total operating expenses as a percentage of net revenue	41.9%	43.1%
General and Administrative
General and administrative expenses increased $29 million, or 5%, for the three months ended March 31, 2013 versus the comparable period in 2012, primarily due to an increase in personnel expenses.
The major components of general and administrative expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2013	2012
	(in millions, except percentages)
Personnel	$412	$377	9%
Professional fees	46	48	(4)%
Data processing and telecommunications	53	47	12%
Foreign exchange activity	(1)	13	*
Other	98	94	5%
General and administrative expenses	$608	$579	5%
* Not Meaningful

•
Personnel expense increased 9% for the three months ended March 31, 2013 versus the comparable period in 2012. The increase was primarily due to higher salary and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives.

•
Professional fees consist primarily of third-party consulting services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees decreased 4% for the three months ended March 31, 2013 versus the comparable period in 2012, primarily due to reduced consulting expenses associated with acquisitions and other strategic initiatives and legal costs related to regulatory developments.

•
Data processing and telecommunications expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

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

•
Other expenses include loyalty and rewards solutions, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation and other miscellaneous operating expenses. Other expenses increased for the three months ended March 31, 2013 versus the comparable period in 2012, primarily due to increased costs related to loyalty and rewards solutions and other increased operating expenses associated with expanding business operations.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $4 million, or 4%, for the three months ended March 31, 2013 versus the comparable period in 2012, mainly due to new and renewed sponsorships.
Depreciation and Amortization
Depreciation and amortization expenses increased $8 million, or 14%, for the three months ended March 31, 2013 versus the comparable period in 2012. The increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software costs.
Other Income (Expense)
Other income (expense) was comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The increase of $5 million for the three months ended March 31, 2013 in other expense versus the comparable period in 2012 was primarily due to increased expenses from investments in joint ventures.
Income Taxes
The effective income tax rates were 30.5% and 31.8% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was lower than the effective tax rate for the three months ended March 31, 2012 due primarily to a more favorable geographic mix of earnings, a larger benefit from the domestic production activities deduction in the U.S. related to our authorization software and various discrete items, including retroactive benefits from the signing of the American Taxpayer Relief Act of 2012 on January 2, 2013.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in millions)
Cash, cash equivalents and available-for-sale investment securities[1]	$5,020	$5,003
Unused line of credit[2]	3,000	3,000
1 The March 31, 2013 and December 31, 2012 balances exclude $724 million and $726 million, respectively, held in escrow to fund the Company's share of the U.S. merchant class litigation.
2 The Company did not use any funds from the line of credit during the periods presented, except for business continuity planning and related purposes.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.9 billion and $2.5 billion at March 31, 2013 and December 31, 2012, respectively, or 57% and 50% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2012 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.

Our liquidity and access to capital could be negatively impacted by global credit market conditions. The Company guarantees the settlement of many of the MasterCard, Cirrus and Maestro branded transactions between our issuers and acquirers. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment” for additional discussion of these and other risks facing our business.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$872	$427
Net cash used in investing activities	(107)	(302)
Net cash used in financing activities	(783)	(220)
Net cash provided by operating activities for the three months ended March 31, 2013 was $872 million versus $427 million for the comparable period in 2012. Net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to net income and the collection of income tax receivables. Net cash provided by operating activities for the three months ended March 31, 2012 was primarily due to net income, partially offset by the net change in customer settlements and a reduction in accounts payable.
Net cash used in investing activities for the three months ended March 31, 2013 and 2012 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the three months ended March 31, 2013 and 2012 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in millions)
Balance Sheet Data:
Current assets	$8,783	$9,357
Current liabilities	4,414	4,906
Long-term liabilities	639	627
Equity	6,756	6,929
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
Credit Availability
On November 16, 2012, the Company entered into a committed five-year unsecured $3 billion revolving credit facility (the “Credit Facility”), which expires on November 16, 2017. The Credit Facility replaced the Company's prior credit facility. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At March 31, 2013, the applicable facility fee was 10 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 90 basis points, or an alternate base rate. MasterCard had no borrowings under the Credit Facility at March 31, 2013 or December 31, 2012.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at March 31, 2013 and December 31, 2012. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On February 5, 2013, our Board of Directors declared a quarterly cash dividend of $0.60 per share payable on May 9, 2013 to holders of record on April 9, 2013 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $73 million.
Aggregate payments for quarterly dividends totaled $37 million and $19 million for the three months ended March 31, 2013 and 2012, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. The following table summarizes the Company's share repurchase authorizations of its Class A common stock through March 31, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the three months ended March 31, 2013	$162	$604	$—	$766
Remaining authorization at March 31, 2013	$1,838	$—	$—	$1,838
Shares repurchased during the three months ended March 31, 2013	0.31	1.17	—	1.48
Average price paid per share during the three months ended March 31, 2013	$522.87	$517.16	$—	$518.36
Cumulative shares repurchased through March 31, 2013	0.31	3.11	6.54	9.96
Cumulative average price paid per share	$522.87	$481.58	$305.60	$367.34
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.

On February 5, 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock.  The new share repurchase program became effective at the completion of the Company's June 2012 Share Repurchase Program.  As of April 25, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 0.7 million shares of its Class A common stock for an aggregate cost of approximately $344 million at an average price of $527.57 per share of Class A common stock.
See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $199 million on our foreign currency derivative contracts outstanding at March 31, 2013 related to the hedging program. A 100 basis point adverse change in interest rates would not have had a material impact on the Company's financial assets or liabilities at March 31, 2013 or December 31, 2012. In addition, there was no material equity price risk at March 31, 2013 or December 31, 2012. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments and the Company is determining what impact, if any, such provisions will have on the Company's financial position or results of operations.
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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 1, 2013 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2013 and 2012, and the consolidated statement of changes in equity for the three-month period ended March 31, 2013, and the consolidated statement of cash flows for the three-month periods ended March 31, 2013 and 2012 included within Part I, Item 4 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statement of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 1, 2013

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors
For a discussion of the Company's risk factors, see Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2013, MasterCard repurchased a total of approximately 1.5 million shares for $766 million at an average price of $518.36 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company's share repurchase programs. The Company’s repurchase activity during the first quarter of 2013 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 – 31	390,263	$512.34	390,263	$404,385,336
February 1 – 28	522,400	$519.81	522,400	$2,132,834,077
March 1 – 31	566,007	$521.15	566,007	$1,837,857,375
Total	1,478,670	$518.36	1,478,670

1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	May 1, 2013	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2013	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2013	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2013).

10.2+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2013).

10.3+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.
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