Form 10-Q
period 2013-06-30
MASTERCARD INC
filed 2013-07-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 25, 2013, there were 115,994,184 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 4,629,969 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, regulatory proceedings, central bank regulation and litigation related to interchange fees and other practices; regulations established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; requirement to permit U.S. merchants to surcharge credit cards (subject to final approval of the U.S. merchant class litigation); regulation or other legislative or regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our customers; our relationship with our customers; brand perceptions and reputation; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A, (Risk Factors) of this report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$2,348	$2,052
Restricted cash for litigation settlement	724	726
Investment securities available-for-sale, at fair value	2,742	2,951
Accounts receivable	949	925
Settlement due from customers	668	1,117
Restricted security deposits held for customers	840	777
Prepaid expenses and other current assets	565	681
Deferred income taxes	126	128
Total Current Assets	8,962	9,357
Property, plant and equipment, net	471	472
Deferred income taxes	85	60
Goodwill	1,050	1,092
Other intangible assets, net of accumulated amortization of $663 and $596, respectively	637	672
Other assets	816	809
Total Assets	$12,021	$12,462
LIABILITIES AND EQUITY
Accounts payable	$259	$357
Settlement due to customers	607	1,064
Restricted security deposits held for customers	840	777
Accrued litigation	724	726
Accrued expenses	1,616	1,748
Other current liabilities	281	234
Total Current Liabilities	4,327	4,906
Deferred income taxes	98	104
Other liabilities	567	523
Total Liabilities	4,992	5,533
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 133,997,233 and 133,604,903 shares issued and 116,280,684 and 118,405,075 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 4,639,219 and 4,838,840 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,692	3,641
Class A treasury stock, at cost, 17,716,549 and 15,199,828 shares, respectively	(5,482)	(4,139)
Retained earnings	8,823	7,354
Accumulated other comprehensive income (loss)	(15)	61
Total Stockholders’ Equity	7,018	6,917
Non-controlling interests	11	12
Total Equity	7,029	6,929
Total Liabilities and Equity	$12,021	$12,462

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Net Revenue	$2,096	$1,820	$4,002	$3,578
Operating Expenses
General and administrative	621	591	1,229	1,170
Advertising and marketing	186	179	315	304
Depreciation and amortization	61	56	123	110
Provision for litigation settlement	—	20	—	20
Total operating expenses	868	846	1,667	1,604
Operating income	1,228	974	2,335	1,974
Other Income (Expense)
Investment income	11	9	19	18
Interest expense	(5)	(3)	(10)	(9)
Other income (expense)	(1)	(7)	(9)	(10)
Total other income (expense)	5	(1)	—	(1)
Income before income taxes	1,233	973	2,335	1,973
Income tax expense	385	273	721	591
Net Income	$848	$700	$1,614	$1,382

Basic Earnings per Share	$6.98	$5.56	$13.23	$10.95
Basic Weighted-Average Shares Outstanding	121	126	122	126
Diluted Earnings per Share	$6.96	$5.55	$13.19	$10.91
Diluted Weighted-Average Shares Outstanding	122	126	122	127

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net Income	$848	$700	$1,614	$1,382
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(127)	(71)	(50)

Defined benefit pension and other postretirement plans	1	—	2	2
Income tax effect	—	—	(1)	(1)
Defined benefit pension and other postretirement plans, net of income tax effect	1	—	1	1

Investment securities available-for-sale	(9)	3	(8)	6
Income tax effect	3	(1)	2	(2)
Investment securities available-for-sale, net of income tax effect	(6)	2	(6)	4

Other comprehensive income (loss), net of tax	36	(125)	(76)	(45)
Comprehensive Income	$884	$575	$1,538	$1,337

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2012	$6,929	$7,354	$61	$—	$—	$3,641	$(4,139)	$12
Net income	1,614	1,614	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	(76)	—	(76)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $1.20 per share	(145)	(145)	—	—	—	—	—	—
Purchases of treasury stock	(1,347)	—	—	—	—	—	(1,347)	—
Share-based payments	55	—	—	—	—	51	4	—
Balance at June 30, 2013	$7,029	$8,823	$(15)	$—	$—	$3,692	$(5,482)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Operating Activities
Net income	$1,614	$1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123	110
Share-based payments	(1)	(30)
Deferred income taxes	(32)	(55)
Other	29	23
Changes in operating assets and liabilities:
Accounts receivable	(36)	(51)
Income taxes receivable	158	(31)
Settlement due from customers	444	(213)
Prepaid expenses	(112)	(140)
Obligations under litigation settlements	—	20
Accounts payable	(97)	(27)
Settlement due to customers	(451)	112
Accrued expenses	(87)	(50)
Net change in other assets and liabilities	62	18
Net cash provided by operating activities	1,614	1,068
Investing Activities
Purchases of investment securities available-for-sale	(1,311)	(1,054)
Purchases of property, plant and equipment	(48)	(40)
Capitalized software	(55)	(67)
Proceeds from sales of investment securities available-for-sale	855	104
Proceeds from maturities of investment securities available-for-sale	644	386
Proceeds from maturities of investment securities held-to-maturity	36	—
Investment in nonmarketable equity investments	(6)	(19)
Other investing activities	3	—
Net cash provided by (used in) investing activities	118	(690)
Financing Activities
Purchases of treasury stock	(1,347)	(919)
Dividends paid	(110)	(57)
Tax benefit for share-based compensation	20	33
Cash proceeds from exercise of stock options	16	18
Other financing activities	—	3
Net cash used in financing activities	(1,421)	(922)
Effect of exchange rate changes on cash and cash equivalents	(15)	(37)
Net increase (decrease) in cash and cash equivalents	296	(581)
Cash and cash equivalents - beginning of period	2,052	3,734
Cash and cash equivalents - end of period	$2,348	$3,153

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
The balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements as of December 31, 2012. The consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). Income from non-controlling interests was $2 million for the three months ended June 30, 2013 and $1 million for each of the six month periods ended June 30, 2013 and 2012. There was no income from non-controlling interests for the three months ended June 30, 2012.
In December 2012, the Company made a $726 million payment into a qualified cash settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified cash settlement fund is restricted for payment under a preliminary settlement agreement that is subject to court approval. The funds would be returned to the Company in the event that the settlement is not finalized. If the settlement is finalized, MasterCard anticipates that it would receive back approximately $165 million from the qualified cash settlement fund related to the opt out merchants. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Income taxes - In July 2013, the FASB issued accounting guidance that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The Company will adopt the revised accounting guidance effective January 1, 2014. The Company is currently evaluating the effect this guidance will have on its consolidated balance sheet.
Note 2. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator:
Net income	$848	$700	$1,614	$1,382
Denominator:
Basic EPS weighted-average shares outstanding	121	126	122	126
Dilutive stock options and stock units	—	—	—	—
Diluted EPS weighted-average shares outstanding *	122	126	122	127
Earnings per Share
Basic	$6.98	$5.56	$13.23	$10.95
Diluted	$6.96	$5.55	$13.19	$10.91

Note that table may not sum due to rounding.
* For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 3. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of June 30, 2013 and December 31, 2012 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$511	$—	$511
U.S. Government and Agency securities [2]	—	528	—	528
Taxable short-term bond funds	—	—	—	—
Corporate securities	—	1,287	—	1,287
Asset-backed securities	—	345	—	345
Auction rate securities	—	—	23	23
Other	—	77	—	77
Total	$—	$2,748	$23	$2,771

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$531	$—	$531
U.S. Government and Agency securities [2]	—	582	—	582
Taxable short-term bond funds	210	—	—	210
Corporate securities	—	1,246	—	1,246
Asset-backed securities	—	316	—	316
Auction rate securities	—	—	32	32
Other	—	63	—	63
Total	$210	$2,738	$32	$2,980
1 Available-for-sale municipal securities are carried at fair value and are included in the above tables. However, a held-to-maturity municipal bond was carried at amortized cost and excluded from the above table at December 31, 2012.
2 Excludes amounts held in escrow for the preliminary U.S. merchant class litigation settlement of $724 million and $726 million at June 30, 2013 and December 31, 2012, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses) and Note 11 (Legal and Regulatory Proceedings) for further details.
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
The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of June 30, 2013 and December 31, 2012. The Company did not realize any material losses on its ARS portfolio during the three and six months ended June 30, 2013 and 2012.
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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2013 and December 31, 2012, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$507	$6	$(2)	$511
U.S. Government and Agency securities	528	—	—	528
Taxable short-term bond funds	—	—	—	—
Corporate securities	1,288	1	(2)	1,287
Asset-backed securities	345	—	—	345
Auction rate securities [1]	26	—	(3)	23
Other	71	—	—	71
Total	$2,765	$7	$(7)	$2,765

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$522	$9	$—	$531
U.S. Government and Agency securities	582	—	—	582
Taxable short-term bond funds	209	1	—	210
Corporate securities	1,245	2	(1)	1,246
Asset-backed securities	316	—	—	316
Auction rate securities [1]	35	—	(3)	32
Other	66	—	—	66
Total	$2,975	$12	$(4)	$2,983

1 The unrealized losses related to ARS have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired. The ARS are included in other assets on the consolidated balance sheet. See Note 4 (Prepaid Expenses and Other Assets).
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The U.S. government and agency securities are primarily invested in U.S. government treasury bills and bonds and U.S. government sponsored agency bonds and discount notes. Taxable short-term bond funds were primarily invested in U.S. government and sponsored agency securities, corporate bonds and mortgage-backed securities. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables. The ARS are exempt from U.S. federal income tax and are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2013 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,483	$1,483
Due after 1 year through 5 years	1,201	1,204
Due after 5 years through 10 years	55	55
Due after 10 years	26	23
Total	$2,765	$2,765
All the securities due after ten years are ARS.
Investment Income
Investment income was $11 million and $9 million for the three months ended June 30, 2013 and 2012, respectively. Investment income was $19 million and $18 million for the six months ended June 30, 2013 and 2012, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.
Note 4. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$252	$222
Investment securities held-to-maturity	—	36
Prepaid income taxes	119	77
Income taxes receivable	3	163
Other	191	183
Total prepaid expenses and other current assets	$565	$681
Other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$415	$404
Nonmarketable equity investments	242	249
Auction rate securities available-for-sale, at fair value	23	32
Income taxes receivable	74	72
Other	62	52
Total other assets	$816	$809
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
Investments for which the equity method or historical cost method of accounting are used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

equity method of accounting. The decrease in investment securities held-to-maturity from December 31, 2012 to June 30, 2013 was due to contractual maturities during the period.
Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Property, plant and equipment	$890	$858
Less accumulated depreciation and amortization	(419)	(386)
Property, plant and equipment, net	$471	$472
Note 6. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$1,036	$1,058
Personnel costs	240	354
Advertising	83	122
Income and other taxes	146	94
Other	111	120
Total accrued expenses	$1,616	$1,748
As of June 30, 2013 and December 31, 2012, the Company's provision related to the U.S. merchant class litigation was $724 million and $726 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The decrease in restricted cash for litigation settlement and accrued litigation for the U.S. merchant class litigation is due to net expenses paid by the fund related to administrative settlement activities. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company's share repurchase authorizations of its Class A common stock through June 30, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Dollar value of shares repurchased during the six months ended June 30, 2012	**	$66	$852	$918
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the six months ended June 30, 2013	$743	$604	$—	$1,347
Remaining authorization at June 30, 2013	$1,257	$—	$—	$1,257
Shares repurchased during the six months ended June 30, 2012	**	0.16	2.11	2.27
Average price paid per share during the six months ended June 30, 2012	**	$419.61	$403.53	$404.65
Shares repurchased during the six months ended June 30, 2013	1.36	1.17	—	2.53
Average price paid per share during the six months ended June 30, 2013	$545.51	$517.16	$—	$532.41
Cumulative shares repurchased through June 30, 2013	1.36	3.11	6.54	11.01
Cumulative average price paid per share	$545.51	$481.58	$305.60	$384.97
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
As of July 25, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 1.7 million shares of its Class A common stock for an aggregate cost of approximately $916 million at an average price of $553.08 per share of Class A common stock.
Note 8. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss)*	(71)	1	(6)	(76)
Balance at June 30, 2013	$22	$(36)	$(1)	$(15)

*During the six months ended June 30, 2013, $2 million of deferred costs related to the Company's Defined Benefit Pension Plan were reclassified from accumulated other comprehensive income to general and administrative expenses. In addition, $1 million of net gains on available-for-sale investment securities were recognized in investment income during the six months ended June 30, 2013. Tax amounts related to these items are insignificant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Share-Based Payments
During the six months ended June 30, 2013, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	183	$123
Restricted stock units	150	$515
Performance stock units	18	$560
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
Note 10. Income Taxes
The effective income tax rates were 31.2% and 28.0% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were 30.9% and 30.0% for the six months ended June 30, 2013 and 2012, respectively. While the Company did experience a more favorable mix of earnings for each of the three and six month periods ended June 30, 2013, the effective tax rate for each of these periods was higher than the comparable prior year period due primarily to the recognition of discrete benefits relating to additional export incentives and the conclusion of tax examinations in certain jurisdictions during the three months ended June 30, 2012.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to piggyback on the portion of the DOJ antitrust litigation discussed above with regard to the District Court's findings concerning MasterCard's CPP and Visa's related bylaw. The Court granted the defendants' motion to dismiss the plaintiffs' Cartwright Act claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. The parties have proceeded with discovery. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013, to which the objectors have appealed.
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
In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continues to be outstanding cases. As discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement which required a payment by MasterCard of $6 million, subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made the payment required by the settlement agreement. The plaintiff from the Attridge action described above under “Department of Justice Antitrust Litigation and Related Private Litigations” and three other objectors filed appeals of the settlement approval order. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. As noted above, in August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013, to which the objectors have appealed.

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard moved to dismiss the complaints for failure to state a claim. In February 2013, the district court granted MasterCard's motion to dismiss the complaints and the plaintiffs have since filed a motion seeking approval to amend their complaints.
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
In February 2011, MasterCard and MasterCard International Incorporated entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of customer financial institutions; and (2) a MasterCard settlement and judgment sharing agreement with a number of customer financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which MasterCard, the Visa parties and the customer financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the cases in the merchant litigations.  Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the customer financial institutions and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the customer financial institutions with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation and separately also entered into a settlement agreement with the individual merchant plaintiffs (the terms of which were consistent with a memorandum of understanding that was executed by the parties in July 2012). The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. MasterCard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its No Surcharge Rule. The merchant class litigation settlement agreement is subject to court approval. The court granted preliminary approval of the settlement in November 2012 and scheduled a final approval hearing for September 2013. Rule practice changes required by the settlement were implemented in late January 2013.
Pursuant to the terms of the class settlement agreement described above, the final day for merchants to have opted out of the settlement was May 28, 2013. Based upon a report filed by the class administrator with the court, approximately 8,000 merchants opted out from the settlement class, representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period as calculated by MasterCard and Visa. The defendants had the right to terminate the settlement agreement because this volume threshold was reached, but elected not to do so. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and a number of merchants have already initiated such actions. Those cases are in the early stages and the defendants are seeking to consolidate the matters in front of the same court that is overseeing the approval of the settlement. In addition, certain competitors have raised objections to the settlement, including Discover. Discover's objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act. The defendants will file responses to all objections to the settlement in August 2013.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. The class settlement agreement provides for a return to the defendants of up to 25% of the total class cash settlement fund, based upon the percentage of class purchase volume represented by the opt out merchants (the "takedown payment"). As a result, if the settlement receives final court approval, MasterCard anticipates that it would receive back approximately $165 million from the cash settlement fund (procedurally, the accuracy of the takedown payment calculation is subject to review by the class). The cash received would result in a reclassification from "restricted cash for litigation settlement" to "cash and cash equivalents". As of June 30, 2013, MasterCard recognized its estimated reserve for the merchant class litigation as "accrued litigation", including the portion of the reserve related to merchants who opted out of the settlement. MasterCard will continue to assess this reserve and adjust as appropriate.

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
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. On July 23, 2013, the Competition Tribunal issued a decision in MasterCard's favor and dismissed the CCB's application. The CCB has the right to appeal the decision. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court held a class certification hearing in April 2013. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the CCB's challenge and/or the class action law suits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard's Canadian customers and on MasterCard's overall business in Canada and, in the case of the private lawsuits, could result in substantial damage awards.
European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe's cross-border default interchange fees and, in June 2006, it issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In December 2007, the European Commission announced a decision that applies to MasterCard's default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard's MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard's daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.8 million per day) in the event that MasterCard fails to comply. To date, MasterCard has not been assessed any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission's decision with the General Court of the European Union.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In May 2012, the General Court of the European Union issued a judgment dismissing the Company's appeal and upholding the European Commission's decision. The Company appealed the judgment to the European Union Court of Justice in August 2012, which heard oral argument on MasterCard's application for annulment in July 2013. The Advocate General to the General Court stated that he would issue his advisory opinion in November 2013, and MasterCard anticipates that the General Court would issue its opinion sometime in 2014. Subject to ongoing discussion with the European Commission, MasterCard intends to continue to comply with the terms of the interim agreement with the European Commission, even though that agreement, by its terms, formally ended on the day of the judgment.
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
Additional Litigations in Europe. In the United Kingdom, since May 2012, a number of retailers have filed claims against MasterCard for unspecified damages with respect to MasterCard's cross-border and U.K. and Ireland domestic interchange fees. In June 2013, the court denied MasterCard's request to stay the proceedings pending the result of MasterCard's appeal of the European Union General Court's judgment discussed above, but the court indicated it would not issue a final decision until the Court of Justice issues its decision. In Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard's cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
Additional Interchange Proceedings. Regulatory authorities in a number of other jurisdictions around the world have commenced competition-related proceedings or inquiries into interchange fees and acceptance practices. These matters include:

•
France. In 2009, the French Competition Authority (the “FCA”) sent an information request to MasterCard as part of an investigation concerning its domestic interchange rates. The investigation was initially suspended until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. In January 2013, the investigation was re-opened and the FCA informed MasterCard that it intends to commence a formal proceeding and issue a statement of objections unless MasterCard offers commitments to reduce its interchange fees. Subsequently, MasterCard made a commitments offer to the FCA and is currently in discussions with the FCA to finalize these commitments.

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Chile, Denmark, Germany, Latvia, Portugal, Russia, Singapore and South Africa, are reviewing MasterCard's and/or its customers' interchange fees and/or other practices and may seek to commence proceedings related to, or otherwise regulate, the establishment of such fees and/or such practices.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Gross settlement exposure	$38,897	$37,768
Collateral held for settlement exposure	(4,386)	(3,775)
Net uncollateralized settlement exposure	$34,511	$33,993
MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the exposure is limited to the cheques issued but not yet cashed. The notional amount of cheques issued, but not yet cashed was $515 million and $539 million at June 30, 2013 and December 31, 2012, respectively, of which $412 million and $434 million at June 30, 2013 and December 31, 2012, respectively, is mitigated by collateral arrangements.
General economic and political conditions in countries in which MasterCard operates affect the Company's settlement risk. Many of the Company's financial institution customers have been directly and adversely impacted by political instability and uncertain economic conditions. These conditions present increased risk that the Company may have to perform under its settlement guarantee. This risk could increase if political, economic and financial market conditions deteriorate further. The Company's global risk management policies and procedures are revised and enhanced from time to time. Historically, the Company has experienced a low level of losses from customer financial institution failures.
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
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in currencies other than the functional currency of the entity holding the assets and liabilities. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency was $1.8 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2013, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	June 30, 2013		December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$74	$1	$76	$(1)
Commitments to sell foreign currency	1,781	5	1,571	(2)
Balance Sheet Location:
Accounts Receivable*		$22		$12
Other Current Liabilities*		(16)		(15)
* The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency derivative contracts
General and administrative	$35	$(4)	$12	$(10)
Net revenue	(1)	1	(1)	(3)
Total	$34	$(3)	$11	$(13)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $189 million on the Company's foreign currency derivative contracts outstanding at June 30, 2013 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

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
We recorded net income of $848 million, or $6.96 per diluted share, and $1.6 billion, or $13.19 per diluted share, for the three and six months ended June 30, 2013, respectively, versus net income of $700 million, or $5.55 per diluted share, and $1.4 billion, or $10.91 per diluted share, for the three and six months ended June 30, 2012, respectively.

Our net revenue increased 15% and 12% for the three and six months ended June 30, 2013, respectively, versus the comparable periods in 2012, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and the number of transactions processed by the Company. For the three and six months ended June 30, 2013, both volume-based revenue (domestic assessments and cross-border volume fees) and transaction-based revenue (transaction processing fees) increased from the comparable period in 2012 by 11%. For the three and six months ended June 30, 2013, our processed transactions increased 11% and 12%, respectively, versus the comparable periods in 2012. Our volumes increased 13% for each of the three and six month periods ended June 30, 2013, on a local currency basis, versus the comparable periods in 2012. This compares to increased processed transactions of 29% for each of the three and six month periods ended June 30, 2012 versus the comparable periods in 2011. Volumes increased 15% and 17% on a local currency basis for the three and six months ended June 30, 2012, respectively, versus the comparable periods in 2011. Rebates and incentives as a percentage of gross revenue were 24% and 25% for the three and six months ended June 30, 2013, versus 26% and 25%, respectively, for the comparable periods in 2012.
Operating expenses increased 2% and 4% for the three and six months ended June 30, 2013 versus the comparable periods in 2012, primarily due to higher general and administrative expenses. We generated net cash flows from operations of $1.6 billion for the six months ended June 30, 2013, compared to $1.1 billion for the comparable period in 2012.
The following table provides a summary of our operating results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except per share data and percentages)
Net revenue	$2,096	$1,820	15%	$4,002	$3,578	12%

Operating expenses	868	846	2%	1,667	1,604	4%
Operating income	1,228	974	26%	2,335	1,974	18%
Operating margin	58.6%	53.5%	**	58.4%	55.2%	**

Income tax expense	385	273	41%	721	591	22%
Effective income tax rate	31.2%	28.0%	**	30.9%	30.0%	**

Net income	$848	$700	21%	$1,614	$1,382	17%

Diluted earnings per share	$6.96	$5.55	25%	$13.19	$10.91	21%
Diluted weighted-average shares outstanding	122	126	(4)%	122	127	(3)%

** Not Meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 41% and 40% of total revenue for the three months ended June 30, 2013 and 2012, respectively, and 40% of total revenue for each of the six month periods ended June 30, 2013 and 2012. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented economic events which began during 2008 impacted the financial markets around the world, including continued distress in the credit environment, continued equity market volatility and additional government intervention. The economies of the United States and numerous countries around the world have been significantly impacted by this economic turmoil. Countries have experienced credit ratings actions by ratings agencies, including several in Europe as well as the United States. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, further political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For further discussion see, "Risk Factors - Business Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factors in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in "Risk Factors - Business Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and six months ended June 30, 2013, as compared to the same period in 2012, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real reduced net revenue by less than 1 percentage point for the three months ended June 30, 2013 and increased net revenue by less than 1 percentage point for the six months ended June 30, 2013. Operating expenses were impacted by less than 1 percentage point for each of the three and six months ended June 30, 2013.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2013, as compared to the same periods in 2012, GDV on a U.S. dollar converted basis increased 13% and 12% versus GDV growth on a local currency basis of 13% for each of the three and six month periods ended June 30, 2012. The Company attempts to limit the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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
Our pricing is complex and is dependent on the nature of the volumes, types of transactions and other products and services we offer to our customers. The following are some of the factors that impact pricing:

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

Revenue Analysis
In the three and six months ended June 30, 2013, gross revenue increased $290 million and $523 million, or 12% and 11%, respectively, versus the comparable periods in 2012. Gross revenue growth in the three and six months ended June 30, 2013 was primarily driven by increased growth in dollar volume of activity on cards carrying our brands, increased transactions and pricing initiatives. Rebates and incentives in the three and six months ended June 30, 2013 increased $14 million and $99 million, or 2% and 8%, respectively, versus the comparable periods in 2012 due to the impact from new, renewed and expired agreements. Our net revenue increased 15% and 12% for the three and six months ended June 30, 2013, respectively, versus the comparable periods in 2012.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. During the three and six months ended June 30, 2013, our processed transactions increased 11% and 12%, respectively, and our GDV increased 13% on a local currency basis for each of the periods.

The following table provides a summary of the trend in volume growth:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV[1]	13%	13%	10%	15%	12%	13%	13%	17%
Asia Pacific/Middle East/Africa	19%	21%	20%	23%	19%	21%	22%	24%
Canada	6%	7%	3%	8%	4%	6%	6%	9%
Europe	14%	14%	5%	16%	14%	13%	9%	18%
Latin America	17%	17%	4%	19%	14%	16%	10%	21%
United States	6%	6%	9%	9%	5%	5%	11%	11%
Cross-border GDV Growth		17%		17%		17%		18%
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
The significant components of our net revenue for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2013	2012 [1]		2013	2012 [1]
	(in millions, except percentages)
Domestic assessments	$940	$872	8%	$1,841	$1,695	9%
Cross-border volume fees	677	566	20%	1,284	1,097	17%
Transaction processing fees	818	753	9%	1,593	1,467	9%
Other revenues	315	269	17%	595	531	12%
Gross revenue	2,750	2,460	12%	5,313	4,790	11%
Rebates and incentives (contra-revenue)	(654)	(640)	2%	(1,311)	(1,212)	8%
Net revenue	$2,096	$1,820	15%	$4,002	$3,578	12%

1 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.

The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2013 versus the three and six months ended June 30, 2012:

	For the Three Months Ended June 30,
	Volume				Pricing		Foreign Currency[1]		Other				Total
	2013		2012		2013	2012	2013	2012	2013		2012		2013	2012 [2]
Domestic assessments	13%		13%		—%	1%	—%	(4)%	(5)%		—%		8%	10%
Cross-border volume fees	14%		13%		8%	2%	1%	(4)%	(3)%		—%		20%	11%
Transaction processing fees	10%	[3]	22%	[3]	(1)%	3%	—%	(5)%	—%		(1)%		9%	19%
Other revenues	**		**		7%	2%	—%	(3)%	10%	[4]	8%	[4]	17%	7%
Rebates and incentives	4%		11%		(2)%	1%	—%	(6)%	—%	[5]	18%	[5]	2%	24%

Net revenue	13%		13%		4%	2%	—%	(4)%	(2)%		(2)%		15%	9%

	For the Six Months Ended June 30,
	Volume				Pricing		Foreign Currency[1]		Other				Total
	2013		2012		2013	2012	2013	2012	2013		2012		2013	2012 [2]
Domestic assessments	12%		16%		—%	2%	1%	(3)%	(4)%		(2)%		9%	13%
Cross-border volume fees	13%		15%		5%	1%	—%	(2)%	(1)%		(1)%		17%	13%
Transaction processing fees	10%	[3]	24%	[3]	(1)%	4%	—%	(3)%	—%		(5)%		9%	20%
Other revenues	**		**		6%	3%	—%	(3)%	6%	[4]	17%	[4]	12%	17%
Rebates and incentives	8%		10%		(2)%	1%	—%	(4)%	2%	[5]	17%	[5]	8%	24%

Net revenue	11%		25%		3%	3%	—%	(3)%	(2)%		(12)%		12%	13%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.
3 2012 was significantly impacted by debit regulation in the United States.
4 Other revenues, other were positively impacted by acquisitions, consulting fees, fraud service fees and other payment-related services.
5 Rebates and incentives, other includes the impact from new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, and depreciation and amortization expenses. Operating expenses increased $22 million and $63 million, or 2% and 4%, for the three and six months ended June 30, 2013, respectively, versus the comparable periods in 2012, primarily due to higher general and administrative expenses. The components of operating expenses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except percentages)
General and administrative	$621	$591	5%	$1,229	$1,170	5%
Advertising and marketing	186	179	3%	315	304	3%
Depreciation and amortizaton	61	56	11%	123	110	12%
Provision for litigation settlement	—	20	(100)%	—	20	(100)%
Total operating expenses	$868	$846	2%	$1,667	$1,604	4%

Total operating expenses as a percentage of net revenue	41.4%	46.5%		41.6%	44.8%
General and Administrative
General and administrative expenses increased $30 million and $59 million, or 5%, for each of the three and six months ended June 30, 2013 versus the comparable periods in 2012, primarily due to an increase in personnel expenses.

The major components of general and administrative expenses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except percentages)
Personnel	$423	$388	9%	$835	$765	9%
Professional fees	52	60	(14)%	98	108	(9)%
Data processing and telecommunications	53	49	8%	106	96	10%
Foreign exchange activity	(12)	(8)	46%	(13)	5	*
Other	105	102	1%	203	196	3%
General and administrative expenses	$621	$591	5%	$1,229	$1,170	5%
* Not Meaningful

•
Personnel expense increased 9% for each of the three and six month periods ended June 30, 2013 versus the comparable periods in 2012. The increase was primarily due to higher salary and benefits costs, including increased compensation related to an increase in the number of employees to support the Company's strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees decreased 14% and 9% for the three and six months ended June 30, 2013, respectively, versus the comparable periods in 2012, primarily due to reduced third-party service expenses.

•
Data processing and telecommunications expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication needs. These expenses vary with business volume growth, system upgrades and usage.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.

•
Other expenses include costs to provide loyalty and rewards programs, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation and other miscellaneous operating expenses.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $7 million and $11 million, or 3%, for each of the three and six months ended June 30, 2013 versus the comparable periods in 2012, mainly due to new and renewed sponsorships.
Depreciation and Amortization
Depreciation and amortization expenses increased $5 million and $13 million, or 11% and 12%, respectively, for the three and six months ended June 30, 2013 versus the comparable periods in 2012. The increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software costs.

Provision for Litigation Settlement
During the three and six months ended June 30, 2012, the Company accrued an additional $20 million pre-tax charge related to the U.S. merchant class litigation. There were no comparable charges in the first half of 2013.  See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income increased $6 million and $1 million for the three and six months ended June 30, 2013, respectively, versus the comparable periods in 2012. Other income (expense) was comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses.
Income Taxes
The effective income tax rates were 31.2% and 28.0% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were 30.9% and 30.0% for the six months ended June 30, 2013 and 2012, respectively. While the Company did experience a more favorable mix of earnings for each of the three and six month periods ended June 30, 2013, the effective tax rate for each of these periods was higher than the comparable prior year period due primarily to the recognition of discrete benefits relating to additional export incentives and the conclusion of tax examinations in certain jurisdictions during the three months ended June 30, 2012.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in billions)
Cash, cash equivalents and available-for-sale investment securities[1]	$5.1	$5.0
Unused line of credit	3.0	3.0
1 The June 30, 2013 and December 31, 2012 balances exclude $724 million and $726 million, respectively, held in escrow to fund the Company's share of the U.S. merchant class litigation.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.0 billion and $2.5 billion at June 30, 2013 and December 31, 2012, respectively, or 59% and 50% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2012 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,614	$1,068
Net cash provided by (used in) investing activities	118	(690)
Net cash used in financing activities	(1,421)	(922)
Net cash provided by operating activities for the six months ended June 30, 2013 was $1.6 billion versus $1.1 billion for the comparable period in 2012. Net cash provided by operating activities for the six months ended June 30, 2013 was primarily due to net income. Net cash provided by operating activities for the six months ended June 30, 2012 was primarily due to net income, partially offset by the net change in customer settlements and an increase in prepaid expenses.
Net cash provided by investing activities for the six months ended June 30, 2013 primarily related to the net proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities. Net cash used in investing activities for the six months ended June 30, 2012 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the six months ended June 30, 2013 and 2012 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in millions)
Balance Sheet Data:
Current assets	$8,962	$9,357
Current liabilities	4,327	4,906
Long-term liabilities	665	627
Equity	7,029	6,929
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
Credit Availability
On November 16, 2012, the Company entered into a committed five-year unsecured $3 billion revolving credit facility (the “Credit Facility”), which expires on November 16, 2017. The Credit Facility replaced the Company's prior credit facility. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At June 30, 2013, the applicable facility fee was 10 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 90 basis points, or an alternate base rate. MasterCard had no borrowings under the Credit Facility at June 30, 2013 or December 31, 2012. Further, the Company did not use any funds from the line of credit except for business continuity planning and related purposes.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at June 30, 2013 and December 31, 2012. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

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
On June 18, 2013, our Board of Directors declared a quarterly cash dividend of $0.60 per share payable on August 9, 2013 to holders of record on July 9, 2013 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $72 million.
Aggregate payments for quarterly dividends totaled $110 million and $57 million for the six months ended June 30, 2013 and 2012, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through June 30, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the six months ended June 30, 2013	$743	$604	$—	$1,347
Remaining authorization at June 30, 2013	$1,257	$—	$—	$1,257
Shares repurchased during the six months ended June 30, 2013	1.36	1.17	—	2.53
Average price paid per share during the six months ended June 30, 2013	$545.51	$517.16	$—	$532.41
Cumulative shares repurchased through June 30, 2013	1.36	3.11	6.54	11.01
Cumulative average price paid per share	$545.51	$481.58	$305.60	$384.97
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
On February 5, 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock.  The new share repurchase program became effective at the completion of the Company's June 2012 Share Repurchase Program.  As of July 25, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 1.7 million shares of its Class A common stock for an aggregate cost of approximately $916 million at an average price of $553.08 per share of Class A common stock.
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $189 million on our foreign currency derivative contracts outstanding at June 30, 2013 related to the hedging program. A 100 basis point adverse change in interest rates would not have had a material impact on the Company's financial assets or liabilities at June 30, 2013 or December 31, 2012. In addition, there was no material equity price risk at June 30, 2013 or December 31, 2012. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.
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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 31, 2013 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2013 and 2012, and the consolidated statement of changes in equity for the six-month period ended June 30, 2013, and the consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012 included within Part I, Item 4 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
July 31, 2013

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors
The following supplements our risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), entitled “Interchange fees and acceptance practices receive significant and intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our overall business and results of operations.” This supplemental risk factor specifically provides an update to our discussion based on proposed legislation released on July 24, 2013 by the European Commission, relating to payment system regulation of cards issued and acquired within the European Economic Area (the “EEA”). The proposed legislation includes, among other things, the following elements: (1) a cap on credit and debit interchange fees of 30 and 20 basis points per transaction, respectively, initially for intra-EEA cross-border consumer transactions (these cross-border rates are comparable to the consumer rates MasterCard has applied for Europe on a weighted average basis since July 2009), and subsequently for all domestic consumer transactions in the EEA; (2) restrictions on our “honor all cards” rule with respect to products with different levels of interchange; (3) a prohibition of surcharging by merchants for products that are subject to regulated interchange rates; (4) the prohibition of rules that prevent an issuer from “co-badging” (that is, putting a competing brand on its credit or debit cards); and (5) the separation of brand and processing in terms of legal form, organization and decision making. Procedurally, the proposed legislation will next be debated, and potentially amended, by the European Union Parliament and the Council of Ministers before it can be adopted. Any final legislation, if approved by the European Union Parliament and the Council of Ministers, could be different than what is in the initial proposal.
Consistent with the risk factor set forth in the 2012 Form 10-K, if interchange fees are required to be reduced as a result of any final legislation enacted by the European Union, issuers could be unable to use interchange fees to recoup as much of the costs that they incurred for their services previously. This could reduce the number of financial institutions willing to participate in our four-party payments system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also choose to charge higher fees to consumers to attempt to recoup a portion of the costs incurred for their services, or they could reduce the benefits to cardholders, thereby making our card programs less desirable to consumers and reducing our transaction volumes and profitability. Any of the above actions could also result in less innovation and fewer product offerings. In addition, issuers could attempt to seek a reduction in the fees that we charge to them. The potential outcome of this proposed legislation could have a more positive or negative impact on MasterCard relative to certain of its competitors. As a result of this type of legislative activity, as well as in regulatory proceedings and litigation where we are defending interchange fees, we are dedicating substantial management time and financial resources that are being, and could continue to be, diverted from our core business. Any final legislation may have a material adverse impact on our overall business and results of operations.
For a discussion of the Company's additional risk factors, see Item 1A (Risk Factors) in Part I of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the second quarter of 2013, MasterCard repurchased a total of approximately 1.1 million shares for $581 million at an average price of $552.20 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company's share repurchase programs. The Company’s repurchase activity during the second quarter of 2013 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 – 30	395,292	$531.96	395,292	$1,627,576,093
May 1 – 31	312,715	$558.18	312,715	$1,453,023,977
June 1 – 30	342,700	$570.07	342,700	$1,257,661,632
Total	1,050,707	$552.20	1,050,707
1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 31, 2013	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2013	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2013	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Schedule of Non-Employee Directors' Annual Compensation, effective as of June 18, 2013.

10.2+
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 18, 2013).

10.3+
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 18, 2013).

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