Form 10-Q
period 2013-09-30
MASTERCARD INC
filed 2013-10-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 24, 2013, there were 115,800,964 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 4,576,623 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, regulatory proceedings, central bank regulation and litigation related to interchange fees and other practices; regulations established by the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States; requirement to permit U.S. merchants to surcharge credit cards (subject to final approval of the U.S. merchant class litigation); regulation or other legislative or regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our customers; our relationship with our customers; brand perceptions and reputation; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012; in Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013; and in Part II, Item 1A, (Risk Factors) of this Report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,413	$2,052
Restricted cash for litigation settlement	727	726
Investment securities available-for-sale, at fair value	2,594	2,951
Accounts receivable	990	925
Settlement due from customers	1,333	1,117
Restricted security deposits held for customers	878	777
Prepaid expenses and other current assets	502	681
Deferred income taxes	122	128
Total Current Assets	10,559	9,357
Property, plant and equipment, net	474	472
Deferred income taxes	89	60
Goodwill	1,101	1,092
Other intangible assets, net of accumulated amortization of $716 and $596, respectively	655	672
Other assets	852	809
Total Assets	$13,730	$12,462
LIABILITIES AND EQUITY
Accounts payable	$280	$357
Settlement due to customers	1,218	1,064
Restricted security deposits held for customers	878	777
Accrued litigation	727	726
Accrued expenses	2,004	1,748
Other current liabilities	313	234
Total Current Liabilities	5,420	4,906
Deferred income taxes	93	104
Other liabilities	549	523
Total Liabilities	6,062	5,533
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 134,083,998 and 133,604,903 shares issued and 115,796,250 and 118,405,075 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 4,577,623 and 4,838,840 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,733	3,641
Class A treasury stock, at cost, 18,287,748 and 15,199,828 shares, respectively	(5,826)	(4,139)
Retained earnings	9,630	7,354
Accumulated other comprehensive income (loss)	120	61
Total Stockholders’ Equity	7,657	6,917
Non-controlling interests	11	12
Total Equity	7,668	6,929
Total Liabilities and Equity	$13,730	$12,462

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Net Revenue	$2,218	$1,918	$6,220	$5,496
Operating Expenses
General and administrative	701	620	1,930	1,790
Advertising and marketing	205	176	520	480
Depreciation and amortization	64	58	187	168
Provision for litigation settlement	—	—	—	20
Total operating expenses	970	854	2,637	2,458
Operating income	1,248	1,064	3,583	3,038
Other Income (Expense)
Investment income	11	9	30	27
Interest expense	3	(4)	(7)	(13)
Other income (expense)	(8)	(3)	(17)	(13)
Total other income (expense)	6	2	6	1
Income before income taxes	1,254	1,066	3,589	3,039
Income tax expense	375	294	1,096	885
Net Income	$879	$772	$2,493	$2,154

Basic Earnings per Share	$7.30	$6.19	$20.52	$17.13
Basic Weighted-Average Shares Outstanding	121	125	121	126
Diluted Earnings per Share	$7.27	$6.17	$20.46	$17.07
Diluted Weighted-Average Shares Outstanding	121	125	122	126

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net Income	$879	$772	$2,493	$2,154
Other comprehensive income (loss):
Foreign currency translation adjustments	137	78	65	28

Defined benefit pension and other postretirement plans	(2)	—	(1)	2
Income tax effect	1	—	1	(1)
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	—	—	1

Investment securities available-for-sale	(1)	4	(9)	10
Income tax effect	1	(1)	3	(3)
Investment securities available-for-sale, net of income tax effect	—	3	(6)	7

Other comprehensive income (loss), net of tax	136	81	59	36
Comprehensive Income	$1,015	$853	$2,552	$2,190

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2012	$6,929	$7,354	$61	$—	$—	$3,641	$(4,139)	$12
Net income	2,493	2,493	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	59	—	59	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $1.80 per share	(217)	(217)	—	—	—	—	—	—
Purchases of treasury stock	(1,692)	—	—	—	—	—	(1,692)	—
Share-based payments	97	—	—	—	—	92	5	—
Balance at September 30, 2013	$7,668	$9,630	$120	$—	$—	$3,733	$(5,826)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating Activities
Net income	$2,493	$2,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	168
Share-based payments	27	(21)
Deferred income taxes	(34)	(40)
Other	48	34
Changes in operating assets and liabilities:
Accounts receivable	(67)	(112)
Income taxes receivable	158	(53)
Settlement due from customers	(192)	(213)
Prepaid expenses	(44)	(122)
Obligations under litigation settlements	—	20
Accounts payable	(76)	(36)
Settlement due to customers	126	140
Accrued expenses	209	129
Net change in other assets and liabilities	101	34
Net cash provided by operating activities	2,936	2,082
Investing Activities
Purchases of investment securities available-for-sale	(1,936)	(2,123)
Acquisition of businesses, net of cash acquired	—	(70)
Purchases of property, plant and equipment	(65)	(68)
Capitalized software	(88)	(96)
Proceeds from sales of investment securities available-for-sale	1,349	195
Proceeds from maturities of investment securities available-for-sale	959	576
Proceeds from maturities of investment securities held-to-maturity	36	—
Investment in nonmarketable equity investments	(12)	(25)
Other investing activities	(8)	(1)
Net cash provided by (used in) investing activities	235	(1,612)
Financing Activities
Purchases of treasury stock	(1,692)	(1,135)
Dividends paid	(182)	(94)
Tax benefit for share-based compensation	23	46
Cash proceeds from exercise of stock options	22	28
Other financing activities	(8)	4
Net cash used in financing activities	(1,837)	(1,151)
Effect of exchange rate changes on cash and cash equivalents	27	(8)
Net increase (decrease) in cash and cash equivalents	1,361	(689)
Cash and cash equivalents - beginning of period	2,052	3,734
Cash and cash equivalents - end of period	$3,413	$3,045

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. MasterCard offers a wide range of payment solutions, that enable the development and implementation of credit, debit, prepaid, commercial and related payment programs and solutions for consumers and merchants. The Company's customers encompass a vast array of entities, including financial institutions and others that act as "issuers" and "acquirers", as well as merchants, governments, telecommunications companies and other businesses. MasterCard manages a family of well-known, widely-accepted payment brands, including MasterCard®, Maestro® and Cirrus®, which its customers use in their payment programs and solutions. The Company processes payment transactions over the MasterCard Worldwide Network and provides support services to its customers and others.
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
The balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements as of December 31, 2012. The consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For each of the three and nine months ended September 30, 2013 and 2012 income from non-controlling interests was insignificant.
In December 2012, the Company made a $726 million payment into a qualified cash settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified cash settlement fund is restricted for payment under a preliminary settlement agreement that is subject to court approval. The funds would be returned to the Company in the event that the settlement is not finalized. If the settlement is finalized, MasterCard anticipates that it would receive back approximately $165 million from the qualified cash settlement fund related to the opt out merchants. As part of the settlement, in July 2013 MasterCard implemented the short-term reduction in default credit interchange rates (the "Class Interchange Reduction"). Amounts collected, but not yet distributed, have been presented together with the qualified cash settlement funds as restricted cash for litigation settlement. The Class Interchange Reduction has no impact on the consolidated statement of operations. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
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
Note 2. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Numerator:
Net income	$879	$772	$2,493	$2,154
Denominator:
Basic EPS weighted-average shares outstanding	121	125	121	126
Dilutive stock options and stock units	—	—	—	—
Diluted EPS weighted-average shares outstanding *	121	125	122	126
Earnings per Share
Basic	$7.30	$6.19	$20.52	$17.13
Diluted	$7.27	$6.17	$20.46	$17.07

Note that table may not sum due to rounding.
* For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 3. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of September 30, 2013 and December 31, 2012 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$262	$—	$262
U.S. Government and Agency securities [2]	—	595	—	595
Taxable short-term bond funds	—	—	—	—
Corporate securities	—	1,320	—	1,320
Asset-backed securities	—	342	—	342
Auction rate securities	—	—	16	16
Other	—	106	—	106
Total	$—	$2,625	$16	$2,641

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities [1]	$—	$531	$—	$531
U.S. Government and Agency securities [2]	—	582	—	582
Taxable short-term bond funds	210	—	—	210
Corporate securities	—	1,246	—	1,246
Asset-backed securities	—	316	—	316
Auction rate securities	—	—	32	32
Other	—	63	—	63
Total	$210	$2,738	$32	$2,980
1 Available-for-sale municipal securities are carried at fair value and are included in the above tables. However, a held-to-maturity municipal bond was carried at amortized cost and excluded from the above table at December 31, 2012.
2 Excludes amounts related to the preliminary U.S. merchant class litigation settlement of $727 million and $726 million at September 30, 2013 and December 31, 2012, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses) and Note 11 (Legal and Regulatory Proceedings) for further details.
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
The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Therefore, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of September 30, 2013 and December 31, 2012. The Company did not realize any material losses on its ARS portfolio during the three and nine months ended September 30, 2013 and 2012.
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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2013 and December 31, 2012, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$262	$—	$—	$262
U.S. Government and Agency securities	595	—	—	595
Taxable short-term bond funds	—	—	—	—
Corporate securities	1,320	—	—	1,320
Asset-backed securities	342	—	—	342
Auction rate securities [1]	18	—	(2)	16
Other	75	—	—	75
Total	$2,612	$—	$(2)	$2,610

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$522	$9	$—	$531
U.S. Government and Agency securities	582	—	—	582
Taxable short-term bond funds	209	1	—	210
Corporate securities	1,245	2	(1)	1,246
Asset-backed securities	316	—	—	316
Auction rate securities [1]	35	—	(3)	32
Other	66	—	—	66
Total	$2,975	$12	$(4)	$2,983

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2013 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,522	$1,522
Due after 1 year through 5 years	1,065	1,065
Due after 5 years through 10 years	7	7
Due after 10 years	18	16
Total	$2,612	$2,610
All the securities due after ten years are ARS.
Investment Income
Investment income was $11 million and $9 million for the three months ended September 30, 2013 and 2012, respectively. Investment income was $30 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity. Dividend income and gross realized gains and losses were not significant.
Note 4. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$239	$222
Investment securities held-to-maturity	—	36
Prepaid income taxes	78	77
Income taxes receivable	3	163
Other	182	183
Total prepaid expenses and other current assets	$502	$681
Other assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$470	$404
Nonmarketable equity investments	233	249
Auction rate securities available-for-sale, at fair value	16	32
Income taxes receivable	75	72
Other	58	52
Total other assets	$852	$809
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
Investments for which the equity method or historical cost method of accounting is used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

equity method of accounting. The decrease in investment securities held-to-maturity from December 31, 2012 to September 30, 2013 was due to contractual maturities.
Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Property, plant and equipment	$919	$858
Less accumulated depreciation and amortization	(445)	(386)
Property, plant and equipment, net	$474	$472
Note 6. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Customer and merchant incentives	$1,243	$1,058
Personnel costs	356	354
Advertising	111	122
Income and other taxes	164	94
Other	130	120
Total accrued expenses	$2,004	$1,748
As of September 30, 2013 and December 31, 2012, the Company's provision related to the U.S. merchant class litigation was $727 million and $726 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The increase in accrued litigation for the U.S. merchant class litigation is due to amounts collected under the Class Interchange Reduction, net of expenses paid by the fund related to administrative settlement activities. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company's share repurchase authorizations of its Class A common stock through September 30, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Dollar value of shares repurchased during the nine months ended September 30, 2012	**	283	852	$1,135
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the nine months ended September 30, 2013	1,088	604	$—	$1,692
Remaining authorization at September 30, 2013	$912	$—	$—	$912
Shares repurchased during the nine months ended September 30, 2012	**	0.67	2.11	2.78
Average price paid per share during the nine months ended September 30, 2012	**	$426.96	$403.53	$409.12
Shares repurchased during the nine months ended September 30, 2013	1.94	1.17	—	3.11
Average price paid per share during the nine months ended September 30, 2013	$561.89	$517.16	$—	$545.05
Cumulative shares repurchased through September 30, 2013	1.94	3.11	6.54	11.59
Cumulative average price paid per share	$561.89	$481.58	$305.60	$395.66
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
As of October 24, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 1.9 million shares of its Class A common stock for an aggregate cost of approximately $1.1 billion at an average price of $561.89 per share of Class A common stock.
Note 8. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss)*	65	—	(6)	59
Balance at September 30, 2013	$158	$(37)	$(1)	$120

* During the nine months ended September 30, 2013, $3 million of deferred costs related to the Company's Defined Benefit Pension Plan were reclassified from accumulated other comprehensive income to general and administrative expenses. In addition, $5 million of net gains on available-for-sale investment securities were recognized in investment income during the nine months ended September 30, 2013. Tax amounts related to these items are insignificant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Share-Based Payments
During the nine months ended September 30, 2013, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2013	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	183	$123
Restricted stock units	153	$516
Performance stock units	18	$560
Stock options vest in four equal annual installments beginning one year after the date of grant, and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options. Beginning in 2013, the Company calculated the expected term and the expected volatility based on historical MasterCard information. As a result, the expected term of stock options granted in the first quarter 2013 was five years, while the expected volatility was determined to be 27.1%.
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
Note 10. Income Taxes
The effective income tax rates were 29.9% and 27.6% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rates were 30.5% and 29.1% for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the Company experienced a more favorable mix of earnings and recorded discrete benefits related to expiring statutes. However, the effective tax rate for the three months ended September 30, 2012 was lower, compared to the three months ended September 30, 2013, due primarily to the recognition in 2012 of both a larger benefit from the domestic production activity deduction in the U.S. related to our authorization software and a discrete benefit relating to additional export incentives. For the nine months ended September 30, 2013, the Company also experienced a more favorable mix of earnings. However, the effective tax rate for the nine months ended September 30, 2012 was lower, due primarily to the recognition of a discrete benefit relating to additional export incentives in 2012.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation and separately also entered into a settlement agreement with the individual merchant plaintiffs (the terms of which were consistent with a memorandum of understanding that was executed by the parties in July 2012). The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. MasterCard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its No Surcharge Rule. The merchant class litigation settlement agreement is subject to court approval. The court granted preliminary approval of the settlement in November 2012 and held a final approval hearing in September 2013. Rule practice changes required by the settlement were implemented in late January 2013.
Pursuant to the terms of the class settlement agreement described above, the final day for merchants to have opted out of the settlement was May 28, 2013. Based upon a report filed by the class administrator with the court, approximately 8,000 merchants opted out from the settlement class, representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period as calculated by MasterCard and Visa. The defendants had the right to terminate the settlement agreement because this volume threshold was reached, but elected not to do so. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and approximately 20 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Those cases are in the early stages and the defendants are seeking to consolidate the matters in front of the same court that is overseeing the approval of the settlement. In addition, certain competitors have raised objections to the settlement, including Discover. Discover's objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. The class settlement agreement provides for a return to the defendants of up to 25% of the total class cash settlement fund, based upon the percentage of class purchase volume represented by the opt out merchants (the "takedown payment"). As a result, if the settlement receives final court approval, MasterCard anticipates that it would receive back approximately $165 million from the cash settlement fund. The cash received would result in a reclassification from "restricted cash for litigation settlement" to "cash and cash equivalents". As of September 30, 2013, MasterCard recognized its estimated reserve for the merchant class

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

litigation in "accrued litigation", including the portion of the reserve related to merchants who opted out of the settlement. MasterCard will continue to assess this reserve and adjust as appropriate.
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
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. On July 23, 2013, the Competition Tribunal issued a decision in MasterCard's favor and dismissed the CCB's application, which was not appealed. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court held a class certification hearing in April 2013. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard's Canadian customers and on MasterCard's overall business in Canada and could result in substantial damage awards.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings were effective until the General Court of the European Union issued a judgment in May 2012.
In May 2012, the General Court of the European Union issued a judgment dismissing the Company's appeal and upholding the European Commission's decision. The Company appealed the judgment to the European Union Court of Justice in August 2012, which heard oral argument on MasterCard's application for annulment in July 2013. The Advocate General to the Court of Justice stated that he would issue his advisory opinion in November 2013, and MasterCard anticipates that the Court of Justice would issue its opinion sometime in 2014. Subject to ongoing discussion with the European Commission, MasterCard intends to continue to comply with the terms of the interim agreement with the European Commission, even though that agreement, by its terms, formally ended on the day of the judgment.
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
In April 2013, the European Commission announced that it has opened proceedings to investigate: (1) MasterCard's interregional interchange fees that apply when a card issued outside the EEA is used at a merchant location in the EEA, (2) central acquiring rules, which apply when a merchant uses the services of an acquirer established in another country and (3) other business rules and practices (including the "honor all cards" rule).
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
Additional Interchange Proceedings. Regulatory authorities in a number of other jurisdictions around the world have commenced competition-related proceedings or inquiries into interchange fees and acceptance practices. These matters include:

•
France. In 2009, the French Competition Authority (the “FCA”) sent an information request to MasterCard as part of an investigation concerning its domestic interchange rates. The investigation was initially suspended until the judgment of the General Court of the European Union with respect to MasterCard's appeal of the December 2007 cross-border interchange fee decision of the European Commission. In January 2013, the investigation was re-opened and the FCA informed MasterCard that it intends to commence a formal proceeding and issue a statement of objections unless MasterCard offers commitments to reduce its interchange fees. Subsequently, MasterCard made a commitments offer to the FCA, which was accepted by the FCA and announced in September 2013.

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

Regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Chile, Denmark, Germany, Latvia, Netherlands, Portugal, Russia, Singapore and South Africa, are reviewing MasterCard's and/or its customers' interchange fees and/or other practices and may seek to commence proceedings related to, or otherwise regulate, the establishment of such fees and/or such practices.
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
The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Gross settlement exposure	$38,762	$37,768
Collateral held for settlement exposure	(3,121)	(3,775)
Net uncollateralized settlement exposure	$35,641	$33,993
MasterCard-branded travelers cheques are no longer being issued. For previously issued travelers cheques, MasterCard guarantees the payment of MasterCard-branded travelers cheques in the event of issuer default. The term of the guarantee is unlimited, while the exposure is limited to the cheques issued but not yet cashed. The notional amount of cheques issued, but not yet cashed was $510 million and $539 million at September 30, 2013 and December 31, 2012, respectively, of which $409 million and $434 million at September 30, 2013 and December 31, 2012, respectively, is mitigated by collateral arrangements.
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
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company also enters into foreign currency forward contracts to offset possible changes in value due to foreign exchange fluctuations of assets and liabilities denominated in currencies other than the functional currency of the entity holding the assets and liabilities. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies. The notional value of commitments to sell foreign currency was $1.7 billion and $1.6 billion at September 30, 2013 and December 31, 2012, respectively.
The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting guidance for derivative instruments and hedging activities. The Company records the change in the fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2013, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	September 30, 2013		December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$30	$(1)	$76	$(1)
Commitments to sell foreign currency	1,732	32	1,571	(2)
Balance Sheet Location:
Accounts Receivable*		$38		$12
Other Current Liabilities*		(7)		(15)
* The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency derivative contracts
General and administrative	$26	$25	$38	$15
Net revenue	3	—	2	(3)
Total	$29	$25	$40	$12
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $186 million on the Company's foreign currency derivative contracts outstanding at September 30, 2013 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

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
We recorded net income of $879 million, or $7.27 per diluted share, and $2.5 billion, or $20.46 per diluted share, for the three and nine months ended September 30, 2013, respectively, versus net income of $772 million, or $6.17 per diluted share, and $2.2 billion, or $17.07 per diluted share, for the three and nine months ended September 30, 2012, respectively.

Our net revenue increased 16% and 13% for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and the number of transactions processed by the Company. For the three and nine months ended September 30, 2013, both volume-based revenue (domestic assessments and cross-border volume fees) and transaction-based revenue (transaction processing fees) increased from the comparable periods in 2012 by 14% and 12%, respectively. For the three and nine months ended September 30, 2013, our processed transactions increased 16% and 13%, respectively, versus the comparable periods in 2012. Our volumes increased 15% and 14% , respectively, for the three and nine months ended September 30, 2013, on a local currency basis, versus the comparable periods in 2012. Rebates and incentives as a percentage of gross revenue were 24% for each of the three and nine months ended September 30, 2013, versus 25% for each of the comparable periods in 2012.
Operating expenses increased 14% and 7% for the three and nine months ended September 30, 2013 versus the comparable periods in 2012, primarily due to higher general and administrative expenses. We generated net cash flows from operations of $2.9 billion for the nine months ended September 30, 2013, compared to $2.1 billion for the comparable period in 2012.
The following table provides a summary of our operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except per share data and percentages)
Net revenue	$2,218	$1,918	16%	$6,220	$5,496	13%

Operating expenses	970	854	14%	2,637	2,458	7%
Operating income	1,248	1,064	17%	3,583	3,038	18%
Operating margin	56.3%	55.5%	**	57.6%	55.3%	**

Income tax expense	375	294	28%	1,096	885	24%
Effective income tax rate	29.9%	27.6%	**	30.5%	29.1%	**

Net income	$879	$772	14%	$2,493	$2,154	16%

Diluted earnings per share	$7.27	$6.17	18%	$20.46	$17.07	20%
Diluted weighted-average shares outstanding	121	125	(3)%	122	126	(3)%

** Not Meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was approximately 40% of total revenue for each of the three and nine months ended September 30, 2013 and 2012. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Adverse economic events (including continued distress in the credit environment, continued equity market volatility and additional government intervention) have impacted the financial markets around the world. The economies of the United States and numerous countries around the world have been significantly impacted by this economic turmoil. Countries have experienced credit ratings actions by ratings agencies, including several in Europe as well as the United States. In addition, some existing customers have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential further changes in laws and regulations. Many of our financial institution customers, merchants that accept our brands and cardholders who use our brands have been directly and adversely impacted.
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
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factors in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the year ended December 31, 2012; in Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013; and in Part II, Item 1A, (Risk Factors) of this Report. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in "Risk Factors - Business Risks" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and nine months ended September 30, 2013, as compared to the same period in 2012, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net revenue by less than 1 percentage point for each of the three and nine months ended September 30, 2013. Operating expenses were increased by less than 1 percentage point for each of the three and nine months ended September 30, 2013.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2013, as compared to the same periods in 2012, GDV on a U.S. dollar converted basis increased 14% and 13% while GDV grew on a local currency basis 15% and 14%, respectively. The Company attempts to limit the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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

Revenue Analysis
In the three and nine months ended September 30, 2013, gross revenue increased $352 million and $876 million, or 14% and 12%, respectively, versus the comparable periods in 2012. Gross revenue growth in the three and nine months ended September 30, 2013 was primarily driven by increased growth in dollar volume of activity on cards carrying our brands, increased transactions and pricing initiatives. Rebates and incentives in the three and nine months ended September 30, 2013 increased $51 million and $153 million, or 8%, respectively, versus the comparable periods in 2012 due to the impact from new, renewed and expired agreements. Our net revenue increased 16% and 13% for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. During the three and nine months ended September 30, 2013, our GDV increased 15% and 14% on a local currency basis and our processed transactions increased 16% and 13%, respectively.

The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV[1]	14%	15%	9%	14%	13%	14%	11%	16%
Asia Pacific/Middle East/Africa	16%	22%	18%	21%	18%	22%	21%	23%
Canada	4%	9%	4%	6%	4%	7%	5%	8%
Europe	19%	17%	5%	15%	16%	15%	7%	16%
Latin America	11%	17%	5%	17%	13%	16%	8%	20%
United States	9%	9%	7%	7%	6%	6%	10%	10%
Cross-border Volume Growth[1]		19%		14%		18%		16%
Processed Transactions Growth		16%		24%		13%		27%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances.
The significant components of our net revenue for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2013	2012 [1]		2013	2012 [1]
	(in millions, except percentages)
Domestic assessments	$963	$883	9%	$2,804	$2,578	9%
Cross-border volume fees	760	630	21%	2,044	1,727	18%
Transaction processing fees	865	763	13%	2,458	2,230	10%
Other revenues	336	294	14%	931	825	13%
Gross revenue	2,924	2,570	14%	8,237	7,360	12%
Rebates and incentives (contra-revenue)	(706)	(652)	8%	(2,017)	(1,864)	8%
Net revenue	$2,218	$1,918	16%	$6,220	$5,496	13%

1 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.

The following table summarizes the primary drivers of net revenue growth in the three and nine months ended September 30, 2013 versus the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30,
	Volume			Pricing		Foreign Currency[1]		Other				Total
	2013	2012		2013	2012	2013	2012	2013		2012		2013	2012 [2]
Domestic assessments	15%	11%		1%	1%	—%	(4)%	(7)%	[3]	(1)%		9%	7%
Cross-border volume fees	13%	10%		10%	2%	2%	(4)%	(4)%		—%		21%	8%
Transaction processing fees	11%	18%	[4]	—%	2%	1%	(5)%	1%		(5)%	[4]	13%	10%
Other revenues	**	**		2%	5%	1%	(4)%	11%	[4]	10%	[5]	14%	11%
Rebates and incentives	5%	7%		(1)%	1%	—%	(5)%	4%	[6]	17%	[6]	8%	20%

Net revenue	14%	12%		5%	2%	1%	(5)%	(4)%		(4)%		16%	5%

	For the Nine Months Ended September 30,
	Volume			Pricing		Foreign Currency[1]		Other				Total
	2013	2012		2013	2012	2013	2012	2013		2012		2013	2012 [2]
Domestic assessments	13%	15%		—%	2%	—%	(4)%	(4)%	[3]	(2)%		9%	11%
Cross-border volume fees	14%	11%		7%	2%	1%	(3)%	(4)%		1%		18%	11%
Transaction processing fees	11%	23%	[4]	—%	3%	—%	(3)%	(1)%		(6)%	[4]	10%	17%
Other revenues	**	**		4%	4%	1%	(3)%	8%	[4]	14%	[5]	13%	15%
Rebates and incentives	6%	10%		(2)%	1%	—%	(4)%	4%	[6]	15%	[6]	8%	22%

Net revenue	13%	16%		3%	3%	—%	(4)%	(3)%		(5)%		13%	10%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables which will be recorded in other revenue when services are performed.
4 2012 was significantly impacted by debit regulation in the United States.
5 Other revenues, other were positively impacted by acquisitions, consulting fees, fraud service fees and other payment-related services.
6 Rebates and incentives, other includes the impact from new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses, and provision for litigation settlement. Operating expenses increased $116 million and $179 million, or 14% and 7%, for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012, primarily due to higher general and administrative expenses. The components of operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except percentages)
General and administrative	$701	$620	13%	$1,930	$1,790	8%
Advertising and marketing	205	176	17%	520	480	8%
Depreciation and amortizaton	64	58	9%	187	168	11%
Provision for litigation settlement	—	—	**	—	20	(100)%
Total operating expenses	$970	$854	14%	$2,637	$2,458	7%

Total operating expenses as a percentage of net revenue	43.7%	44.5%		42.4%	44.7%
** Not applicable

General and Administrative
General and administrative expenses increased $81 million and $140 million, or 13% and 8%, for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012, primarily due to an increase in personnel expenses.
The major components of general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2013	2012		2013	2012
	(in millions, except percentages)
Personnel	$452	$402	12%	$1,287	$1,167	10%
Professional fees	64	56	14%	162	164	(1)%
Data processing and telecommunications	59	51	16%	165	147	12%
Foreign exchange activity	14	15	(8)%	1	20	*
Other	112	96	19%	315	292	8%
General and administrative expenses	$701	$620	13%	$1,930	$1,790	8%
* Not Meaningful

•
Personnel expense increased 12% and 10% for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012. The increase was due to higher salary and benefits costs, including compensation related to an increase in the number of employees to support the Company's strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees increased 14% and decreased 1% for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012, primarily due to the timing of third-party service expenses.

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

•
Other expenses include costs to provide loyalty and rewards programs, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation and other miscellaneous operating expenses. Other expenses increased 19% and 8% for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012, primarily due to investment-related expenses and increased costs associated with loyalty and rewards programs.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive card acceptance and usage and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotional, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $29 million and $40 million, or 17% and 8%, for the three and nine months ended September 30, 2013 versus the comparable periods in 2012, mainly due to increased media spend to support our strategic initiatives and new and renewed sponsorships.

Depreciation and Amortization
Depreciation and amortization expenses increased $6 million and $19 million, or 9% and 11%, respectively, for the three and nine months ended September 30, 2013 versus the comparable periods in 2012. The increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software costs.
Provision for Litigation Settlement
During the nine months ended September 30, 2012, the Company accrued an additional $20 million pre-tax charge related to the U.S. merchant class litigation. There were no comparable charges in the nine months ended September 30, 2013.  See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Total other income increased $4 million and $5 million for the three and nine months ended September 30, 2013, respectively, versus the comparable periods in 2012. Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. The increase was primary related to an adjustment to interest expense due to the reversal of tax reserves.
Income Taxes
The effective income tax rates were 29.9% and 27.6% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rates were 30.5% and 29.1% for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the Company experienced a more favorable mix of earnings and recorded discrete benefits related to expiring statutes. However, the effective tax rate for the three months ended September 30, 2012 was lower, compared to the three months ended September 30, 2013, due primarily to the recognition in 2012 of both a larger benefit from the domestic production activity deduction in the U.S. related to our authorization software and a discrete benefit relating to additional export incentives. For the nine months ended September 30, 2013, the Company also experienced a more favorable mix of earnings. However, the effective tax rate for the nine months ended September 30, 2012 was lower, due primarily to the recognition of a discrete benefit relating to additional export incentives in 2012.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, to provide for credit and settlement risk, to finance capital expenditures, to make continued investments in our business and to service our current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in billions)
Cash, cash equivalents and available-for-sale investment securities[1]	$6.0	$5.0
Unused line of credit	3.0	3.0
1 Excludes amounts related to the preliminary U.S. merchant class litigation settlement of $727 million and $726 million at September 30, 2013 and December 31, 2012, respectively.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.6 billion and $2.5 billion at September 30, 2013 and December 31, 2012, respectively, or 61% and 50% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2012 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Item 1A (Risk Factors) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012; in Part II, Item 1A, (Risk Factors) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013; and in Part II, Item 1A, (Risk Factors) of this Report; Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment”.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,936	$2,082
Net cash provided by (used in) investing activities	235	(1,612)
Net cash used in financing activities	(1,837)	(1,151)
Net cash provided by operating activities for the nine months ended September 30, 2013 was $2.9 billion versus $2.1 billion for the comparable period in 2012. Net cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to net income and an increase in accrued expenses, partially offset by the net change in customer settlements. Net cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to net income, partially offset by the net change in customer settlements and an increase in prepaid expenses.
Net cash provided by investing activities for the nine months ended September 30, 2013 primarily related to the net proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities. Net cash used in investing activities for the nine months ended September 30, 2012 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Balance Sheet Data:
Current assets	$10,559	$9,357
Current liabilities	5,420	4,906
Long-term liabilities	642	627
Equity	7,668	6,929
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
Credit Availability
On November 16, 2012, the Company entered into a committed five-year unsecured $3 billion revolving credit facility (the “Credit Facility”), which expires on November 16, 2017. The Credit Facility replaced the Company's prior credit facility. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At September 30, 2013, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternate base rate. MasterCard had no borrowings under the Credit Facility at September 30, 2013 or December 31, 2012. Further, during 2013, the Company did not use any funds from the line of credit.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at September 30, 2013 and December 31, 2012. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On February 5, 2013, our Board of Directors declared a quarterly cash dividend of $0.60 per share paid on May 9, 2013 to holders of record on April 9, 2013 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $73 million.
On June 18, 2013, our Board of Directors declared a quarterly cash dividend of $0.60 per share paid on August 9, 2013 to holders of record on July 9, 2013 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $72 million.
On September 17, 2013, our Board of Directors declared a quarterly cash dividend of $0.60 per share payable on November 8, 2013 to holders of record on October 9, 2013 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is $72 million.
Aggregate payments for quarterly dividends totaled $182 million and $94 million for the nine months ended September 30, 2013 and 2012, respectively.

Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through September 30, 2013, as well as historical purchases:

	Authorization Dates
	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$2,000	$1,500	$2,000	$5,500
Remaining authorization at December 31, 2012	**	$604	$—	$604
Dollar value of shares repurchased during the nine months ended September 30, 2013	$1,088	$604	$—	$1,692
Remaining authorization at September 30, 2013	$912	$—	$—	$912
Shares repurchased during the nine months ended September 30, 2013	1.94	1.17	—	3.11
Average price paid per share during the nine months ended September 30, 2013	$561.89	$517.16	$—	$545.05
Cumulative shares repurchased through September 30, 2013	1.94	3.11	6.54	11.59
Cumulative average price paid per share	$561.89	$481.58	$305.60	$395.66
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
On February 5, 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock.  The new share repurchase program became effective at the completion of the Company's June 2012 Share Repurchase Program.  As of October 24, 2013, the cumulative repurchases by the Company under the February 2013 Share Repurchase Program totaled approximately 1.9 million shares of its Class A common stock for an aggregate cost of approximately $1.1 billion at an average price of $561.89 per share of Class A common stock.
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $186 million on our foreign currency derivative contracts outstanding at September 30, 2013 related to the hedging program. A 100 basis point adverse change in interest rates would not have had a material impact on the Company's financial assets or liabilities at September 30, 2013 or December 31, 2012. In addition, there was no material equity price risk at September 30, 2013 or December 31, 2012. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.

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
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 31, 2013 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2013, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012 included within Part I, Item 4 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
October 31, 2013

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors

The following supplements our risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), entitled “The Dodd-Frank Act may have a material adverse impact on our overall business and results of operations.” This supplemental risk factor specifically provides an update to our discussion on the regulations by the Board of Governors of the Federal Reserve System (the "Federal Reserve") that went into effect in October 2011 implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that provide for the regulation of debit and prepaid interchange fees and certain other network industry practices. On July 31, 2013, the U.S. District Court for the District of Columbia (the "District Court") granted summary judgment in favor of a group of retailers and retailer trade associations, overturning these Federal Reserve regulations with regard to interchange fees and network non-exclusivity.  The District Court’s decision requires the Federal Reserve to revise its regulations to consider only incremental authorization, clearing and settlement costs in determining the level of interchange fees, as well as require two unaffiliated networks for routing transactions for each authentication method (PIN and signature).  The Federal Reserve has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit (the "Appellate Court") and the District Court has issued an order staying its decision pending this appeal.  As a result, the Federal Reserve's debit interchange regulations remain in effect until the appellate process is completed. The Appellate Court has granted a motion to expedite the Federal Reserve's appeal and a decision is expected in 2014. If the District Court’s ruling is upheld, the Federal Reserve would be required to revise its regulations in accordance with the ruling. It is not clear at what level the Federal Reserve would set the interchange fees although, based on the decision, the level of interchange fees would be significantly reduced.

Consistent with the risk factor set forth in the 2012 Form 10-K, if the District Court’s ruling is upheld and if issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to the Dodd-Frank Act, the Federal Reserve's regulations and/or any revised rules that have the result of reducing the number of debit or prepaid transactions we process, or the network fees we collect, the Dodd-Frank Act could have a material adverse impact on our overall business and results of operations. In order to successfully compete in such an environment, we and our customers would each need to adjust our strategies accordingly.

For a discussion of the Company's additional risk factors, see Item 1A (Risk Factors) in Part I of the 2012 Form 10-K and Item 1A (Risk Factors) in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2013, MasterCard repurchased a total of approximately 0.6 million shares for $345 million at an average price of $600.64 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company's share repurchase programs. The Company’s repurchase activity during the third quarter of 2013 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 – 31	352,443	$589.37	352,443	$1,049,941,460
August 1 – 31	160,882	$618.83	160,882	$950,382,268
September 1 – 30	61,649	$617.57	61,649	$912,309,796
Total	574,974	$600.64	574,974
1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 31, 2013	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2013	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2013	By:	/S/ ANDREA FORSTER
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