Form 10-K
period 2013-12-31
MASTERCARD INC
filed 2014-02-14
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $66.7 billion. There is currently no established public trading market for the registrant's Class B common stock, par value $0.0001 per share. As of February 6, 2014, there were 1,141,285,340 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 45,255,390 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.
Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED
FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

In this Report, references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated.
Forward-Looking Statements
This Report on Form 10-K contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•	the Company’s focus on growing, diversifying and building its business ;

•	the Company's focus on providing value to merchants, governments, consumers and financial institutions;

•	the Company's development of innovative platforms and solutions;

•	the Company's focus on ensuring the safety and security of the payments system;

•	the stability of economies around the globe;

•	the Company’s advertising and marketing strategy and investment;

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, competition-related regulatory proceedings, regulation by central banks and similar types of regulatory authorities and litigation related to interchange fees and other practices; regulation established by the Dodd-Frank Act (as defined below) in the United States; requirement to permit U.S. merchants to surcharge credit cards; regulation or other regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our issuers and acquirers; our relationship with our issuers and acquirers; brand perceptions and reputation; our work with governments; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

Item 1. Business
Overview
MasterCard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. As the operator of the world’s fastest payments network, we facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including MasterCard®, Maestro® and Cirrus®. We also provide value-added offerings such as loyalty and reward programs, information services and consulting. Our network is designed to ensure safety and security for the global payments system. A typical transaction on our network involves four participants in addition to us: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the “merchant discount” rate charged in connection with the acceptance of cards and other payment devices that carry our brands. In most cases, cardholder relationships belong to, and are managed by, our financial institution customers.
Our ability to grow is influenced by personal consumption expenditure growth, driving paper-based forms of payment toward electronic forms of payment and increasing our share in electronic payments and providing other value-added products and services. We continue to drive growth by:

•	Growing our core businesses globally, both as to our products - credit, debit, prepaid and commercial - and increasing the number of payment transactions we process;

•	Diversifying our business by seeking new areas of growth in markets around the world by focusing on:

◦	Existing and new markets;

◦	Encouraging consumers and businesses to use MasterCard products for new payment areas, such as transit, parking, person-to-person transfers and paying bills;

◦	Small merchants and merchants who have not historically accepted MasterCard products; and

◦	Financial inclusion for the unbanked and underbanked; and

•	Building our business by:

◦	taking advantage of the opportunities presented by the ongoing convergence of the physical and digital worlds; and

◦	using our data analytics, loyalty solutions and fraud protection and detection services to add value.
Our technology, expertise and data make payments safe, simple and fast. We work with merchants to help them enable new sales channels, create better purchase experiences, increase revenues and fight fraud. We help national, state and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay. We provide financial institutions with solutions to help them increase revenue and increase preference for their MasterCard-branded products.
We generate revenue by charging fees to issuers and acquirers for providing transaction processing and other payment-related products and services, as well as by assessing these customers based, primarily, on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards and other devices that carry our brands.
MasterCard operates in a dynamic and rapidly evolving legal and regulatory environment with heightened regulatory and legislative scrutiny and other legal challenges, particularly with respect to interchange fees. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A of this Report.
Payment Services and Solutions
We provide transaction processing and a wide range of payment-related products and services to enable the design, packaging and implementation of our products and programs. Our payment solutions are built upon our expertise in payment programs, product development, payment processing technology, loyalty and rewards solutions, payment security, consulting and information services and marketing.
Our Operations and Transaction Processing Network
Introduction. We operate the MasterCard Network, our unique and proprietary global payments network that links issuers and acquirers around the globe to facilitate the processing of transactions, permitting MasterCard cardholders to use their cards and other payment devices at millions of merchants worldwide. Our network facilitates an efficient and secure means for merchants to receive payments, and a convenient, quick and secure payment method for consumers and businesses that is accepted worldwide. We process transactions through our network for our issuer customers in more than 150 currencies in more than 210 countries and territories.
Typical Transaction. With a typical transaction involving four participants in addition to us, our network supports what is often referred to as a “four-party” payments network. The following diagram depicts a typical point-of-interaction transaction:

In a typical transaction, a cardholder (or an account holder who may not be using a physical card) purchases goods or services from a merchant using a card or other payment device.  After the transaction is authorized by the issuer, the issuer pays the acquirer an amount equal to the value of the transaction, minus the interchange fee (described below), and then posts the transaction to the cardholder's account.  The acquirer pays the amount of the purchase, net of a discount (referred to as the “merchant discount” rate, as further described below), to the merchant.  The merchant discount rate, among other things, takes into consideration the amount of the interchange fee.
Interchange Fees.  Interchange fees represent a sharing of a portion of payments system costs among the issuers and acquirers participating in our four-party payments system.  They reflect the value merchants receive from accepting our products and play a key role in balancing the costs consumers and merchants pay.  We do not earn revenues from interchange fees.  Generally, interchange fees are collected from acquirers and paid to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants.  In some circumstances, such as cash withdrawal transactions, this situation is reversed and interchange fees are paid by issuers to acquirers.  We or financial institutions establish “default interchange fees” that apply when there are no other established settlement terms in place between an issuer and an acquirer.  We administer the collection and remittance of interchange fees through the settlement process.  Interchange fees can be a significant component of the merchant discount rate, and therefore of the costs that merchants pay to accept electronic payments.  These fees are currently subject to regulatory, legislative and/or legal challenges in a number of jurisdictions.  See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A.
Merchant Discount Rate.  The merchant discount rate is established by the acquirer to cover its costs of both participating in the four-party system and providing services rendered to merchants.  The rate takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer.

Additional Fees and Economic Considerations.  Among the parties in a four-party system, various types of fees may be charged to different constituents for various services. Acquirers may charge merchants processing and related fees in addition to the merchant discount rate.  Issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit.  As described below, we charge issuers and acquirers fees for the transaction processing and related services we provide.
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
MasterCard Network Architecture. The MasterCard Network features a globally integrated structure that provides scale for our issuer customers, enabling them to expand into regional and global markets. It features an intelligent architecture that enables the network to adapt to the needs of each transaction by blending two distinct processing structures-distributed (peer-to-peer) and centralized (hub-and-spoke):

•
Transactions that require fast, reliable processing, such as those submitted using a contactless card or device at a toll booth, can use the network's distributed processing structure, ensuring they are processed close to where the transaction occurred.

•
Transactions that require value-added processing, such as real-time access to transaction data for fraud scoring or rewards at the point-of-sale, or customization of transaction data for unique consumer-spending controls, use the network's centralized processing structure, ensuring advanced processing services are applied to the transaction.

Our network’s architecture enables us to connect all parties regardless of whether the transaction is occurring at a traditional physical location, at an ATM, on the internet or through a connected device. It has 24-hour a day availability and world-class response time. The network incorporates multiple layers of protection, both for continuity purposes and to address cyber-security challenges. We engage in multiple efforts to mitigate against such challenges, including regularly testing our systems to address potential vulnerabilities.
Participation Standards. We establish, apply and enforce standards surrounding participation in the MasterCard payments system. We grant licenses that provide issuers and acquirers that meet specified criteria with certain rights, including access to the network and usage of cards and payment devices carrying our brands. As a condition of our licenses, issuers and acquirers agree to comply with our standards surrounding participation and brand usage and acceptance. We monitor areas of risk exposure and enforce our standards to combat fraudulent, illegal and brand-damaging activity. Issuers and acquirers are also required to report instances of fraud to us in a timely manner so that we can monitor trends and initiate action when appropriate.
Customer Risk Management. We guarantee the settlement of many of the transactions between our issuers and acquirers to ensure the integrity of our network (“settlement exposure”). We do not, however, guarantee payments to merchants by their acquirer, or the availability of unspent prepaid cardholder account balances. As a guarantor of certain obligations of principal customers, we are exposed to customer credit risk arising from the potential financial failure of any principal customers of MasterCard, Maestro and Cirrus, and affiliate debit licensees. Principal customers participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate customers. To minimize the contingent risk to MasterCard of a failure of a customer to meet its settlement obligations, we monitor the financial health of, economic and political operating environments of, and compliance with our standards by, our customers. We employ various strategies to mitigate against these risks.
Processing Services
Transaction Switching - Authorization, Clearing and Settlement. Through the MasterCard Network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully-conducted transaction, and help to settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and the customer.

Cross-Border and Domestic Processing. The MasterCard Network processes transactions throughout the world where the merchant country and issuer country are different (cross-border transactions), providing cardholders with the ability to use, and merchants to accept, MasterCard cards and other payment devices across multiple country borders. We also provide domestic (or intra-country) transaction processing services to customers in every region of the world, which allow issuer customers to facilitate payment transactions between cardholders and merchants within a particular country. We process approximately half of all transactions using MasterCard-branded cards, including most cross-border transactions. We process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries. Outside of these countries, most domestic transaction activity on our products is processed without our involvement.
Extended Processing. We extend our processing capabilities in the payments value chain in various regions and across the globe with an expanded suite of issuer, prepaid, acquirer, third-party, gateway and mobile processing solutions. Our offerings include:

•
MasterCard Integrated Processing Solutions® (“IPS”), a debit and prepaid issuer processing platform designed to provide medium to large global issuing customers with a complete processing solution to help create differentiated products and services and allow quick deployment of payments portfolios across banking channels, including authorizing transactions and assisting issuers in managing both their risk and the cards issued to their customers.

•
Payment gateways, including: (1) DataCash® and MasterCard Internet Gateway Service (MiGs), which offer a single interface to provide e-commerce merchants with the ability to process secure payments and offer value-added solutions, including outsourced electronic payments, fraud prevention and alternative payment options, and (2) the MasterCard Mobile Payments Gateway, a platform that facilitates transaction routing and prepaid processing for mobile-initiated transactions for our customers.

MasterCard Programs and Solutions
We provide a wide variety of payment solutions that support payment products that customers can offer to their cardholders. These services facilitate transactions on the MasterCard Network among cardholders, merchants, financial institutions and governments in markets globally. The following chart provides GDV and number of cards featuring our logos in 2013 for select programs and solutions:

	Year Ended December 31, 2013		As of December 31, 2013
	GDV in billions	% of Total GDV	Cards in millions	Percent Increase from December 31, 2012
MasterCard Branded GDV[1]
Consumer Credit	$1,990	48%	703	4%
Commercial Credit	322	8%	38	13%
Debit and Prepaid	1,792	44%	540	28%
1 Excludes volume generated by Maestro and Cirrus cards. As of December 31, 2013, the Maestro logo appeared on 706 million cards, representing 2% growth from December 31, 2012.
Consumer Credit and Charge. We offer a number of programs that enable issuers to provide consumers with cards that enable them to defer payment, either by permitting them to carry a balance in a revolving credit account or requiring payment of the full balance within a specified period. These programs are designed to meet the needs of our customers around the world and address specific consumer segments, including:

•	Standard - general purpose products for consumers with basic credit card needs, featuring revolving credit, security and everyday convenience.

•
Premium - products designed for more affluent consumers and featuring higher credit lines and spending limits and a varying level of enhanced services, including insurance coverage and access benefits.

•
Affluent - product offerings for the most affluent consumers worldwide that feature our highest purchasing capacity, as well as a comprehensive range of premium access benefits and top-tier services, and travel, concierge and cardholder protection insurance in some regions.

Debit. We support a range of payment solutions that allow our customers to provide consumers with convenient access to funds in deposit and other accounts. Our debit and deposit access programs can be used to make purchases and to obtain cash in bank branches, at ATMs and, in some cases at the point of sale.

•
MasterCard-branded Debit. MasterCard-branded debit programs provide functionality for both signature-based and PIN-based authenticated transactions, and are designed to meet the needs of consumers with standard, premium and affluent offerings.

•
Maestro-branded Debit. Maestro is our global PIN-based debit program, and is the only PIN-based solution that operates globally. Maestro has a leading position among PIN-based debit brands in many markets throughout the world, particularly in Europe.

•
ATM. Cirrus is our primary global cash access solution, providing domestic and cross-border access for transactions at ATMs that participate in the MasterCard Network, including cash access (withdrawal, advance and drawdown), balance inquiries, account transfers and deposits.

Prepaid. Prepaid programs involve a balance that is funded with monetary value prior to use. Cardholders access funds via a traditional magnetic stripe or chip-enabled payment card or other device (such as mobile) that may leverage our contactless functionality. MasterCard customers may implement prepaid payment programs using any of our brands, and we support these programs with processing services. We provide and customize programs to meet unique commercial and consumer needs in all prepaid segments, with a focus on:

•
Government, which includes programs targeted to achieve financial inclusion, cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in programs such as Social Security payments, unemployment benefits and others;

•
Commercial, which includes programs targeted to achieve cost savings and efficiencies by moving traditional paper disbursement methods to electronic solutions in business applications such as payroll, health savings accounts, employee benefits and others; and

•
Consumer reloadable, which includes programs to address the payment needs of individuals without formal banking relationships, individuals who are not traditional users of credit or debit cards or devices or individuals who want to segment funds for security or convenience purposes, such as travel.

We also provide prepaid card program management services through Access Prepaid Worldwide (“Access”). Through Access, we manage and deliver consumer and commercial prepaid travel cards to business partners around the world, including financial institutions, retailers, telecommunications companies, travel agents, foreign exchange bureaus, colleges and universities, airlines and governments.  Combined with MasterCard's processing assets (such as IPS) and other strategic alliances, these services augment and support issuers of prepaid cards around the world, with a focus outside of the United States. Access enables us to offer end-to-end prepaid solutions encompassing branded switching, issuer processing and program management services, primarily focused on the travel sector.
Commercial. We offer commercial payment solutions that help large corporations, mid-sized companies, small businesses and government entities streamline their procurement and payment processes, manage information and expenses and reduce administrative costs. Our offerings and platforms include:

•
Corporate cards (including premium, purchasing and fleet cards, as well as cards that combine these functionalities) that allow corporations to manage travel and entertainment expenses, streamline the procurement process and provide corporations with additional transactional detail.

•	SmartData, a MasterCard-powered tool that provides information reporting and expense management capabilities.

•	Procurement, travel, purchasing, fleet and other payment programs for government entities.

•	Credit and debit programs targeted at the small-business segment that offer the ability to gain access to working capital, to extend payments and to separate business expenses from personal expenses.

Payment Innovations. The continued adoption of mobile devices (such as smartphones and tablets) has resulted in the ongoing convergence of the physical and digital worlds, where consumers are increasingly choosing to pay remotely.  Leveraging our global innovations capability, we are developing new and innovative platforms, products, and solutions that take advantage of this convergence and give us the opportunity to lead the transition to digital payments. We do this in a number of ways, including:

•
Creating Better Shopping and Selling Experiences. We are focused on offering platforms and products to make shopping and selling experiences simpler, faster, and safer for both consumers and merchants. Through MasterPass™, a globally interactive platform, we provide a digital wallet service to make online shopping safe and easy for all types of transactions - in-store, online and via mobile devices - by storing payment and shipping information in one convenient and secure place. We launch innovations that make it easier for merchants to accept payments and expand their customer base. As an example, Simplify Commerce allows merchants to quickly accept mobile and e-commerce payments, regardless of brand. We are also developing products and practices to facilitate the growth of acceptance through mobile point-of-sale. In these cases, mobile devices are used as point-of-sale terminals.

•
Engaging with New Partners. Through numerous active partnerships with mobile leaders around the world-including Samsung, Deutsche Telekom, and Isis (a joint venture formed in the United States by AT&T, Verizon, and T-Mobile)-we enable consumers to securely use their smartphones to make digital payments. Through our Open API Services, developers can innovate and create applications using financial and data services offered through the MasterCard Developer Zone.

•
Facilitating the Sending and Receiving of Money. We provide money transfer and global remittance solutions to enable consumers, particularly in developing markets, to send and receive money quickly and securely around the world. We continue to enhance our personal payments capabilities through partnerships with companies such as Western Union, expanding our money transfer technology capabilities and providing financial institutions connected to our network with additional endpoints to send funds domestically and globally.

Safety and Security
Utilizing the MasterCard Network, we work to ensure the safety and security of the overall payments system. We offer products and services to detect, prevent and respond to fraud and ensure the safety of transactions made on our products. In many markets, many of our products provide consumers with the benefit of "zero liability", or no responsibility for losses, in the event of fraud, and we continue to focus on extending this benefit for other consumers around the world. Safety is a key factor in the design of our products, including our digital and mobile technologies.
Our solutions to prevent and detect fraud and enhance the safety of transactions include:

•	MasterCard SecureCode®, a global internet authentication solution that permits cardholders to authenticate themselves to their issuer using a unique, personal code;

•
MasterCard Site Data Protection Service®, which assists customers, merchants and third-party service providers in protecting commercial sites from hacker intrusions and subsequent account data compromises;

•	Fraud Rule Manager, our suite of fraud detection and management products and services; and

•	DataCash Gatekeeper 2.0, fraud prevention tools that we provide for merchants.
We have been leading the development of industry standards to ensure that high payment security standards are put in place for the global payments system. We continue to work with our customers around the world to encourage the replacement of traditional magnetic-stripe based cards and terminals with chip-enabled products that offer increased security and fraud protection, among other things. We have been a leader in evolving a roadmap for the migration to EMV, the international standard for chip technology. In January 2012, we endorsed EMV as the payments platform technology for the U.S. market, and we are now engaged at all levels in the industry to bring the benefits of this technology, including fraud prevention, to our U.S. customers and consumers. While EMV provides protection in the physical space, we also have been leading the development of standards for safety and security for digital payments. These efforts include the development of a standard for tokenization, which helps protect sensitive cardholder information by generating a unique identifier used only for a specific transaction.
As part of our leadership on safety and security, we work with many payments industry associations:

•	We are on the PCI Security Standards Council, which develops comprehensive standards and supporting materials to enhance payment card data security;

•	We are a part owner of and key contributor to EMV Co, which develops standards for chip technology; and

•	We are on the board of the FIDO Alliance, a group focused on secure online authentication.
We also work with governments around the world to help develop safe and secure transactions for the global payments system.
Value-Added Services and Solutions
MasterCard Advisors. MasterCard Advisors is our global professional services group which provides proprietary analysis, data-driven consulting and marketing services solutions to help clients optimize, streamline and grow their businesses. With analyses based on billions of anonymous transactions processed globally, we leverage aggregated information and a consultative approach to help financial institutions, merchants, media companies, governments and other organizations grow their businesses or otherwise achieve efficiencies.
Our information services provide a suite of data analytics and products (including reports, benchmarks, models and insights) that enable customers to make better business decisions. Our consulting services group combines professional problem-solving skills with payments expertise to provide solutions that address the challenges and opportunities of clients with respect to payments. The managed services group provides solutions via data-driven acquisition of accounts, activation of portfolios, conversion of cards, marketing promotions activities and other customer management services.
Loyalty and Rewards Solutions. We focus on providing value for consumers on MasterCard payment cards and devices through a combination of benefits and services, both paid for and arranged by MasterCard on behalf of our customers. Our services for issuers include a scalable rewards platform that enables issuers to provide their consumers with personalized offers and rewards, access to a global airline lounge network, global and local concierge services, a wide range of individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center to provide information related to benefits and rewards programs. Our suite of services for merchants include a targeted offers and rewards campaign management service for publishing offers, as well as opportunities for holders of a co-brand or a merchant's loyalty card or a member of a third-party-managed rewards program to obtain reward points faster. We support these services with program management capabilities.
Marketing
We manage and promote our brands through advertising, promotions, sponsorships and digital, mobile and social media initiatives in order to increase consumer preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, usage and overall preference among cardholders globally.  Our “Priceless®” advertising campaign, which has run in 53 languages in 112 countries worldwide, promotes MasterCard usage benefits and acceptance, markets MasterCard payment products and solutions and provides MasterCard with a consistent, recognizable message that supports our brand around the globe.  Our consumer marketing approach uses consumer-centric research and insights focused on consumers' spending preferences.  Priceless Cities®, in more than 35 cities across all of our regions, seeks to increase preference for the MasterCard brand by connecting consumers to their interests and offering them access to special experiences and offers when they are in their home city or traveling.
MasterCard Revenue Sources
We generate revenues by assessing our customers primarily based on GDV on the cards and other devices that carry our brands and from the fees we charge to our customers for providing transaction processing and other payment-related products and services. Our net revenues are classified into the following five categories:

•
Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and the issuer country are the same.

•
Cross-border volume fees: Cross-border volume fees are charged to issuers and acquirers based on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and issuer country are different.

•	Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions.

•
Other revenues: Other revenues consist of other payment-related products and services and primarily include fees associated with consulting and research, fraud products and services, loyalty and rewards solutions, program management services and a variety of other payment-related products and services.

•	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue.
Pricing varies among our regions, and can be modified for our customers through customer-specific rebate and incentive agreements, which provide customers with financial incentives and other support benefits to issue, accept, route, prioritize and promote our branded products and other payment programs. These financial incentives may be based on GDV or other performance-based criteria, such as issuance of new payment products, increased acceptance of our products, launch of new programs or execution of marketing initiatives.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues” in Part II, Item 7 for more detail about our revenue, GDV and processed transactions.
Intellectual Property
We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers' issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, many of which are important to our business operations. Patents are of varying duration depending on the jurisdiction and filing date.
Competition
We compete in the global payments industry against all forms of payment including:

•	Paper-based payments (principally cash and checks);

•	Card-based payments, including credit, charge, debit, ATM and prepaid products, and limited use products such as private-label;

•	Contactless, mobile and e-commerce payments; and

•	Other electronic payments, including wire transfers, electronic benefits transfers, bill payments and automated clearing house payments.
We face a number of competitors in the global payments industry:

•
Cash and Check. Cash and check continue to represent the most widely-used forms of payment, constituting approximately 85% of the world’s retail payment transactions. However, electronic forms of payment are increasingly displacing paper forms of payment around the world, benefiting electronic payment brands.

•
General Purpose Payment Networks. We compete worldwide with payment networks such as Visa, American Express and Discover, among others. Among global networks, Visa has significantly greater volume than we do. Outside of the United States, networks such as JCB in Japan and UnionPay in China have leading positions in their domestic markets. In the case of UnionPay, it operates the sole domestic payment switch in China. In addition, several governments are promoting, or considering promoting, local networks for domestic processing.

•
Debit. We compete with ATM and point-of-sale debit networks in various countries, such as Interlink®, Plus® and Visa Electron® (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by FIS), and Pulse® (owned by Discover), in the United States; Interac in Canada; EFTPOS in Australia; and Bankserv in South Africa. In addition, in many countries outside of the United States, local debit brands serve as the main brands while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume.

•
End-to-End Payments Networks. Our competitors include operators of proprietary end-to-end payments networks, such as American Express and Discover, that have direct acquiring relationships with merchants and direct issuing relationships with account holders. These competitors have certain competitive advantages over four-party payments systems such as ours. Among other things, these networks do not require formal interchange fees to balance payment system costs between the issuing and acquiring sides of their business, even though they have the ability to internally transfer costs in a manner similar to interchange fees. As a result, to date, operators of end-to-end payments networks have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face.

•
Competition for Customer Business. We compete intensely with other payments networks for customer business. Globally, financial institutions typically issue both MasterCard and Visa-branded payment products, and we compete with Visa for business on the basis of individual portfolios or programs. In addition, a number of our customers issue American Express and/or Discover-branded payment cards in a manner consistent with a four-party system. We continue to face intense competitive pressure on the prices we charge our issuers and acquirers, and we seek to enter into business agreements with them through which we offer incentives and other support to issue and promote our payment products. We also compete for non-financial institution partners, such as merchants, governments and telecommunication companies.

•
Third-Party Processors. We face competition, and potential displacement, from transaction processors throughout the world, such as First Data Corporation and Total System Services, Inc., which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment transaction authorization and processing services.

•
Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we may face increasing competition from emerging payment providers, including networks and others that have developed less traditional payment models. Many of these networks have developed payments systems focused on online activity in e-commerce and mobile channels, however they either have or may expand to other channels. These competitors include digital wallet providers such as PayPal®, Google and Amazon, mobile operators such as Isis, handset manufacturers, and social networks such as Facebook®. We compete with these providers in some circumstances, but in some cases they may also be our customers or partner with us.

We compete successfully as a technology-driven company that operates a global payments network within the four-party model, providing a critical link between consumers, financial institutions, businesses and merchants worldwide. We offer secure, unsurpassed acceptance via a highly-adaptable network that is the world's fastest. We maintain and grow our leadership position in payments with the adoption of innovative products and platforms like MasterPass and MasterCard inControl® (our platform featuring an array of advanced authorization, transaction routing and alert controls). We are at the forefront of the effort to reduce the incidence of fraud in global payments, leading industry efforts such as EMV migration and tokenization. Our MasterCard Advisors group is a professional services organization dedicated solely to the payments industry.  Our expanded on-soil presence in individual markets and a heightened focus on working with governments has improved our ability to serve a broad array of participants in global payments.
Government Regulation
General. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the many countries in which our cards and payment devices are used. See “Risk Factors-Legal and Regulatory Risks” in Part I, Item 1A of this Report.
Interchange Fees. Interchange fees associated with four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world. Examples include:

•	legislation to regulate interchange fees (such the Dodd-Frank Act in the United States and the legislation proposed by the European Commission in July 2013);

•
competition-related regulatory proceedings (such as the European Commission's December 2007 decision restricting our cross-border interchange fees, which is pending appeal, as well as proceedings in several jurisdictions, including several European Union member states);

•	central bank regulation (such as in Australia); and

•	litigation (such as the merchant litigations in the United States and private lawsuits in Canada and the United Kingdom).
For more detail, see our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A of this Report related to interchange fees and related practices receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide, and the Dodd-Frank Act. Also see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
No-Surcharge Rules. We have historically implemented policies in certain regions that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means. Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so), including the Reserve Bank of Australia (the “RBA”) and the Canadian Competition Bureau (the “CCB”). Additionally, pursuant to the terms of settlement of the U.S. merchant class litigation, in January 2013 we modified our no-surcharge rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations.
Data Protection and Information Security.  Aspects of our operations or business are subject to privacy and data protection regulation in the United States, the European Union and elsewhere.  For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection. In addition, the interpretation and application of these privacy and data protection laws in the United States, Europe and elsewhere are often uncertain and in a state of flux.  See our risk factor in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A of this Report related to regulation in the areas of consumer privacy, data use and/or security.
Anti-Money Laundering.  MasterCard is subject to anti-money laundering (“AML”) laws and regulations, including the regulatory requirements of Section 352 of the USA PATRIOT Act. We have implemented a comprehensive AML program designed to prevent our payment network from being used to facilitate money laundering and other illicit activity.  Our AML compliance program is comprised of policies, procedures and internal controls, including the designation of a compliance officer, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.
Economic Sanctions.  We are subject to regulations imposed by the U.S. Office of Foreign Assets Control (“OFAC”) restricting financial transactions and other dealings with Cuba, Iran, Syria and Sudan and with persons and entities included in OFAC's list of Specially Designated Nationals and Blocked Persons (the “SDN List”).  Cuba, Iran, Syria and Sudan have been identified by the U.S. State Department as terrorist-sponsoring states.  We have no offices, subsidiaries or affiliated entities located in these countries and do not license financial institutions domiciled in these countries.  We have established a risk-based compliance program that includes policies, procedures and controls that are designed to prevent us from having business dealings with prohibited countries, individuals or entities. This includes obligating issuers and acquirers to screen cardholders and merchants, respectively, against the SDN list.
Banking Agency Supervision. We are or may be subject to regulations related to our role in the financial industry and our relationship with our financial institution customers. Certain of our operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council under its authority to examine financial institutions' technology service providers.
Consumer Financial Protection Bureau and Financial Stability Oversight Council. The Consumer Financial Protection Bureau (the “CFPB”) has significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. In addition, the Financial Stability Oversight Council (“FSOC”) is tasked with, among other things, identifying payment, clearing and settlement systems in the United States that are “systemically important” under the applicable statutory standard. Such systems will be subject to new regulation, supervision and examination requirements. It is not entirely clear whether and/or to what extent the CFPB will regulate broader aspects of payment card network operations, and to date, MasterCard has not been designated “systemically important.” See our risk factor in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A related to the Dodd-Frank Act.
Retail Payments System Regulation. Regulators in several countries around the world either have, or are seeking to establish, authority to regulate certain aspects of the payments systems in their countries. Such authority could result in regulation of various aspects of our business. Payment system oversight also could be used to provide resources or preferential treatment or other protection to selected domestic payments and processing providers, such as in Russia and Ukraine. See our risk factor in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A related to government actions that may prevent us from competing effectively against providers of domestic payments or processing services in certain countries.
Issuer Practice Regulation. Our customers are subject to numerous regulations and investigations applicable to banks and other financial institutions in their capacity as issuers and otherwise, impacting MasterCard as a consequence. Such regulations and investigations have related to bank overdraft practices and issuance and other practices related to prepaid cards.
Regulation of Internet Transactions. Under the Unlawful Internet Gambling Enforcement Act, payment transactions must be coded and blocked for certain types of Internet gambling transactions. The legislation applies to payments system participants, including MasterCard and our U.S. customers, and is implemented through a federal regulation. In addition, the U.S. Congress (and some states) continues its consideration of regulatory initiatives in digital-related areas, such as cyber-security, copyright and trademark infringement and privacy.

Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues, including campus cards, virtual currencies, payment card add-on products, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly.
Seasonality
See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” in Part II, Item 7 of this Report.
Financial Information About Geographic Areas
See Note 21 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 of this Report for certain geographic financial information.
Employees
As of December 31, 2013, we employed approximately 8,200 persons, of which approximately 3,800 were employed outside of the United States. We consider our relationship with employees to be good.
Additional Information
MasterCard Incorporated was incorporated as a Delaware stock corporation in May 2001. We conduct our business principally through MasterCard Incorporated's principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware non-stock (or membership) corporation that was formed in November 1966. In May 2006, we completed a plan for a new ownership and governance structure for MasterCard Incorporated (including an initial public offering of a new class of common stock (the “IPO”)). For more information about our capital structure, including our Class A common stock (our voting stock) and Class B common stock (our non-voting stock), see Note 13 (Stockholders' Equity) to the consolidated financial statements included in Part II, Item 8.
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
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, for review on the investor relations section of our corporate website as soon as reasonably practicable after they are filed with, or furnished to, the U.S. Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Report.
Item 1A. Risk Factors
Legal and Regulatory Risks
Interchange fees and acceptance practices receive significant and intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our overall business and results of operations.
Interchange fees are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. They are also a factor on which we compete with other payment providers and therefore an important determinant of the volume of transactions we process over our network. We do not earn revenues from interchange fees. We have historically set default interchange fees in the United States and certain other countries. In some jurisdictions, interchange fees and related practices are subject to legislation, regulation and litigation as electronic forms of payment have become more important to local economies. Regulators and legislative bodies in a number of countries, as well as merchants, are seeking to reduce these fees through legislation, competition-related regulatory proceedings, central bank regulation and/or litigation.
Examples of legislative activity related to interchange fees include:

•
In July 2013, the European Commission proposed legislation relating to payment system regulation of cards issued and acquired within the European Economic Area (the “EEA”). The proposed legislation includes, among other things, the following elements: (1) a cap on credit and debit interchange fees of 30 and 20 basis points per transaction, respectively, initially for intra-EEA cross-border consumer transactions (these cross-border rates are comparable to the consumer rates MasterCard has applied for Europe on a weighted average basis since July 2009), and subsequently for all domestic consumer transactions in the EEA; (2) restrictions on our “honor all cards” rule with respect to products with different levels of interchange; (3) a prohibition of surcharging by merchants for products that are subject to regulated interchange rates; (4) the prohibition of rules that prevent an issuer from “co-badging” (that is, putting a competing brand on its credit or debit cards); and (5) the separation of brand and processing in terms of legal form, organization and decision making. Procedurally, the proposed legislation is currently being debated, and may be potentially amended, by the European Union Parliament. The proposed legislation will also need to be reviewed by the Council of Ministers and the European Commission before it can be adopted. Any final legislation, if approved by the European Union Parliament and the Council of Ministers, could be different than what is in the initial proposal.

•	In Poland and Hungary, legislation became effective in January 2014 capping domestic interchange fees, and similar legislation is being considered in other jurisdictions such as Portugal and Israel.
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

•
In February 2007, the Office of Fair Trading in the United Kingdom commenced a new investigation of MasterCard Europe’s U.K. interchange fees (which is suspended pending the outcome of our appeal of the European Commission decision).

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

•	In September 2010, the South African Reserve Bank commenced a process to determine the manner in which interchange fees for all payments systems in South Africa should be set.

•
The Minister of Finance in Canada is considering revising the voluntary “Code of Conduct”, which addresses issues for payment card industry participants in Canada, to address issues related to interchange rates, transparency of acceptance costs, premium payment product and merchant discount rates.

•
In 2013, the United Kingdom passed legislation to create a new regulatory body that would have the authority to regulate payment systems, and the government is in the process of determining the scope of this authority.

See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for a detailed description of regulatory proceedings and inquiries into interchange fees. We believe that regulators are increasingly cooperating on interchange matters and, as a result, developments in any one jurisdiction may influence regulators’ approach to interchange fees in other jurisdictions. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in this Part I, Item 1A related to the impact of new regulations or other legislative or regulatory activity in one jurisdiction or of one product to other jurisdictions or other products.
Additionally, merchants are seeking to reduce interchange fees and impact acceptance rules through litigation. Such litigation includes:

•
In the United States, merchants have filed approximately 50 class action or individual suits alleging that our interchange fees and acceptance rules violate federal antitrust laws. These suits (the settlement of which has received final court approval) alleged, among other things, that our purported setting of interchange fees constitutes horizontal price-fixing between and among MasterCard and its customer banks, and MasterCard, Visa and their customer banks in violation of Section 1 of the Sherman Act, which prohibits contracts, combinations or conspiracies that unreasonably restrain trade. The suits sought treble damages, attorneys' fees and injunctive relief.

•
In Canada, a number of class action suits have been filed against MasterCard, Visa and a number of large Canadian banks relating to MasterCard and Visa interchange fees and rules related to interchange fees, including “honor all cards” and “no surcharge” rules.

•
In the United Kingdom, a number of retailers have filed claims against us for unspecified damages with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees.

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
The Federal Reserve regulations implementing these provisions limit per-transaction U.S. debit and prepaid interchange fees to 21 cents plus five basis points. The issuer may receive a fraud prevention adjustment of an additional one cent if it meets certain requirements. The regulations contain exemptions from the interchange limitations for issuers that, together with their affiliates, have less than $10 billion in assets, as well as for debit cards issued pursuant to a government-administered payment program and certain reloadable prepaid cards. Also, while the regulations do not directly regulate network fees, they make clear that network fees cannot be used to circumvent the interchange fee restrictions. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in this Part I, Item 1A with respect to interchange fees and related practices receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide. Issuers and networks are required to file various types of information regarding debit and prepaid transactions with the Federal Reserve periodically, and such information could be used by the Federal Reserve to reexamine and potentially re-set the interchange cap. With respect to network arrangements and transaction routing, the regulations require debit and prepaid cards to be enabled with two unaffiliated payments networks. The regulations also provide that an issuer or payments network may not inhibit the ability of any person that accepts or honors a debit or prepaid card to direct the routing of the card transaction for processing over any network enabled on the card.
In July 2013, the U.S. District Court for the District of Columbia (the “District Court”) granted summary judgment in favor of a group of retailers and retailer trade associations, overturning these Federal Reserve regulations with regard to interchange fees and network non-exclusivity. The District Court’s decision requires the Federal Reserve to revise its regulations to consider only incremental authorization, clearing and settlement costs in determining the level of interchange fees, as well as require two unaffiliated networks for routing transactions for each authentication method (PIN and signature). The Federal Reserve has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “Appellate Court”) and the District Court has issued an order staying its decision pending this appeal. As a result, the Federal Reserve’s debit interchange regulations remain in effect until the appellate process is completed. The Appellate Court has granted a motion to expedite the Federal Reserve’s appeal and a decision is expected in 2014. If the District Court’s ruling is upheld, the Federal Reserve would be required to revise its regulations in accordance with the ruling. It is not clear at what level the Federal Reserve would set the interchange fees, although, based on the decision, the level of interchange fees likely would be significantly reduced.

The CFPB and FSOC were both created under the Dodd-Frank Act. The CFPB has significant authority to regulate consumer financial products, although it is not clear whether and/or to what extent it will regulate broader aspects of payment card networks. The FSOC is tasked with identifying payment, clearing and settlement systems that are “systemically important”. If MasterCard were designated “systemically important”, it would be subject to new risk management regulations relating to its payment, clearing and settlement activities.  New regulations could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements.  Also, a “systemically important” payments system could be required to obtain prior approval from the Federal Reserve or another federal agency for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payments system.  These developments or actions could increase the cost of operating our business and may make electronic payment transactions less attractive to card issuers, as well as consumers. This could result in a reduction in our payments volume and revenues.
If issuers, acquirers and/or merchants modify their business operations or otherwise take actions in response to this legislation, the Federal Reserve’s regulations and/or any revised rules that have the result of reducing the number of debit or prepaid transactions we process or the network fees we collect, the Dodd-Frank Act could have a material adverse impact on our overall business and results of operations. In order to successfully compete in such an environment, we and our customers would each need to adjust our strategies accordingly.
We entered into an agreement to settle the current U.S. merchant class litigation that, among other things, requires us to not restrict U.S. merchants, subject to certain conditions, from surcharging credit card transactions, which could impact the use of electronic payments and result in a decrease in our overall transaction volumes and could in turn materially and adversely impact our results of operations.
We have historically implemented policies, referred to as no-surcharge rules, in certain regions, including the United States, that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means.  As part of the terms of the settlement of the U.S. merchant class litigation entered into by the Company in October 2012 (which has received final court approval), the Company and Visa have modified their no-surcharge or comparable rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations (including ensuring that MasterCard or Visa cardholders are not unfairly subject to surcharging relative to cardholders of competing credit card networks such as American Express, Discover and PayPal, should those networks enforce rules that restrict surcharging).  It is possible that over time U.S. merchants in some or all merchant categories may choose to surcharge as permitted by the rule change, which could make credit card programs less desirable to consumers in the United States.  In the event that such merchants surcharge credit cards, this could result in consumers having a less favorable view of our products and/or using alternative means of payment instead of electronic products, which could result in a decrease in our overall transaction volumes, and which in turn could materially and adversely impact our results of operations.
New regulations or other regulatory activity with respect to the payments industry in one jurisdiction or of one product may lead to new regulations (or impact pending regulatory proceedings) in other jurisdictions or of other products.
Regulators around the world increasingly look at each other's approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. For example, the December 2007 European Commission decision with respect to cross-border interchange fees could also lead to additional competition authorities in European member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The General Court’s judgment in May 2012 upholding the European Commission’s decision has increased the possibility of such actions, as well as the possibility of an adverse outcome for us in related and pending matters. Similarly, new laws and regulations in a country, state or region involving one product may cause lawmakers there to extend the regulations to another product. For example, regulations affecting debit transactions (such as the Federal Reserve's rules implementing the Dodd-Frank Act) could lead to regulation of other consumer products (including credit). See our risk factor in “Risk Factors - Legal and Regulatory Risks” in this Part I, Item 1A with respect to government actions that may prevent us from competing effectively against providers of domestic payment services in certain countries.
As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated in other jurisdictions or involving other products, affecting our business. These include matters like interchange rates, network standards and network exclusivity and routing agreements. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services, fees and other important aspects of our business, with the same effect. Either of these outcomes could materially and adversely affect our overall business and results of operations.

Government actions preferring or protecting providers of domestic payment services in certain countries may prevent us from competing effectively against those providers, which could adversely affect our ability to maintain or increase our revenues.
Governments in some countries, such as China, Russia, Ukraine and India could act (or have acted) to provide resources or preferential treatment or other protection to selected national payment and processing providers, or may otherwise create (or have created) and support its own national provider. This action may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. As an example, governments in some countries are considering, or may consider, regulatory requirements that mandate processing of domestic payments either entirely in that country or by only domestic companies. Such a development would prevent us from utilizing our global processing capabilities for customers. Our efforts to effect change in, or work with, these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.
The payments industry is the subject of increasing global regulatory focus, which may materially and adversely affect our overall business and results of operations.
We are subject to regulations that affect the payments industry in the many countries in which our cards and other devices are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, we are at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business-Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:

•
Anti-Money Laundering and Economic Sanctions - We are subject to AML laws and regulations, including the USA Patriot Act in the United States, as well as the various economic sanctions programs administered by OFAC, including restrictions on financial transactions with certain countries and with persons and entities included on the SDN List. We have policies, procedures and controls designed to comply with applicable AML and OFAC sanctions requirements. We take measures to prevent transactions that do not comply with OFAC sanctions, including obligating our customers to screen cardholders and merchants against the SDN List. However, despite these measures, it is possible that such transactions may be processed through our payments system. Activity such as money laundering or terrorist financing involving our cards could result in an enforcement action, and our reputation may suffer due to our customer's association with those countries, persons or entities or the existence of any such transaction. Any enforcement action or reputational damage could reduce the use and acceptance of our products and/or increase our costs, and thereby have a material adverse impact on our business.

•
Retail Payment System Regulation - Authority of regulators in several countries to regulate certain aspects of payments systems under which MasterCard operates could result in obligations or restrictions with respect to the types of products that we may offer to consumers, the countries in which our cards and other payment devices may be used and the types of cardholders and merchants who can obtain or accept our cards. Such obligations and restrictions could be further increased as more jurisdictions provide oversight of payment systems. Moreover, if this oversight is used to provide resources or preferential treatment or protection to selected domestic payments and processing providers, it could displace us from, or prevent us from entering into, or substantially restrict us from participating in, particular geographies. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in this Part I, Item 1A, with respect to government actions which may prevent us from competing effectively against providers of domestic payments services in certain countries.

•
Issuer Practice Legislation and Regulation - Our financial institution customers are subject to numerous regulations applicable to issuers and more generally to banks and other financial institutions, which impact us as a consequence. Existing or new regulations in these or other areas may diminish the attractiveness of our products to our customers and thereby directly impact our business and transaction volumes.

•
Regulation of Digital Transactions - The U.S. Congress and some states continue to consider regulatory initiatives relating to digital areas, including cyber-security, copyright, trademark infringement and privacy. Congress may also consider additional legislation to legalize and regulate Internet gambling. If implemented, any such regulation could impose additional compliance burdens on us and/or our customers, including requiring us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems, which could reduce our revenues and materially and adversely impact our financial performance. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our reputation.
Regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards and devices issued and could increase our costs.
We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business.  Due to recent account data compromise events at large, U.S.-based retailers, as well as the disclosure of the monitoring activities by certain governmental agencies, there has been heightened legislative and regulatory scrutiny around the world. Regulation of privacy and data protection and information security may require changes to our data practices in regard to the collection, use, disclosure or security of personal and sensitive information. Failure to comply with the these laws and regulations could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.  Any additional, or changes to, regulations in these areas (as well as the manner in which such laws could be interpreted or applied) may also increase our costs to comply with such regulations and could impact aspects of our business such as fraud monitoring and the development of information based products and solutions.  In addition, these regulations may increase the costs of our customers to issue payment products, which may, in turn, decrease the number of our cards and other payment devices that they issue. Any of these changes could materially and adversely affect our overall business and results of operations.
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
Certain limitations have been placed on our business in recent years because of litigation and litigation settlements, such as changes to our no-surcharge rule in the United States. Any future limitations on our business resulting from litigation or litigation settlements could reduce the volume of business that we do with our customers, which may materially and adversely affect our overall business and results of operations.
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
The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including paper-based transactions (principally cash and checks); card-based or other electronic payment programs or systems, including credit, charge, debit, prepaid, private-label and other types of general purpose and limited use programs; contactless, mobile and web-based payment platforms; and other electronic transactions such as wire transfers and Automated Clearing House payments. Within the global general purpose payments industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover, UnionPay, JCB and PayPal among others. In certain jurisdictions, including the United States, Visa has greater volume, scale and market share than we do, which may provide significant competitive advantages. Moreover, some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have.

Our ability to compete may also be affected by the outcomes of litigation, competition-related regulatory proceedings, central bank activity and legislative activity.
Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate end-to-end payments systems with direct connections to both merchants and consumers. These competitors seek to derive competitive advantages from their business models. For example, operators of end-to-end payments systems tend to have greater control over consumer and merchant customer service than operators of four-party payments systems such as ours, in which we must typically rely on our issuing and acquiring financial institution customers. In addition, even when they operate programs that utilize a four-party system, these competitors have generally not attracted the same level of regulatory or legislative scrutiny of their pricing and business practices as have operators of four-party payments systems such as ours. If we continue to attract more regulatory scrutiny than these competitors because we operate a four-party system, or we are regulated because of the system we operate in a way in which our competitors are not, we could lose business to these competitors. See “Business-Competition” in Part I, Item 1.
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
We expect that there may be future changes in the competitive landscape, including:

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
We face continued intense competitive pressure on the prices we charge our customers, which may materially and adversely affect our business and results of operations.
We generate revenue from the fees that we charge issuers and acquirers for providing transaction processing and other payment-related services and from assessments on the dollar volume of activity on cards and other devices carrying our brands. In order to increase transaction volumes, enter new markets and expand our card base, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support to customers that issue and promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we have experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our overall business and results of operations. In addition, increased pressure on prices enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.
In the future, we may not be able to enter into agreements with our customers on terms that we consider favorable, and we may be required to modify existing agreements in order to maintain relationships and to compete with others in the industry. Some of our competitors are larger and have greater financial resources than we do and accordingly may be able to charge lower prices to our customers. In addition, to the extent that we offer discounts or incentives under such agreements, we will need to further increase transaction volumes or the amount of services provided thereunder in order to benefit incrementally from such agreements and to increase revenue and profit, and we may not be successful in doing so, particularly in the current regulatory environment. Our customers also may implement cost reduction initiatives that reduce or eliminate payment product marketing or increase requests for greater incentives or greater cost stability. These factors could have a material adverse impact on our overall business and results of operations.
Continuing consolidation or other changes in or affecting the banking industry could result in a loss of business for us and create pressure on the fees we charge our customers, resulting in lower prices and/or more favorable terms for our customers, which may materially and adversely affect our overall business and results of operations.
The banking industry has undergone substantial, accelerated consolidation in the past. Consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. If significant consolidation were to continue in the banking industry, it may result in the substantial loss of business for us, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our overall business.
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
Merchants are an important constituency in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to expand the acceptance of our cards and payment devices. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that MasterCard has been defending, including the U.S. merchant litigations as to which the Company recently entered into a settlement agreement (which has received final court approval). See our risk factor in this Part I, Item 1A with respect to interchange fees and related practices receiving significant and increasingly intense legal, regulatory and legislative scrutiny worldwide. Also see our risk factor in “Risk Factors - Legal and Regulatory Risks” in this Part I, Item 1A with respect to the Dodd-Frank Act. The continued focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and regulatory proceedings.
Merchants are also able to negotiate incentives from us and pricing concessions from our issuer and acquirer customers as a condition to accepting our payment cards and devices. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives.
Certain customers have exclusive, or nearly exclusive, relationships with our competitors to issue payment products, and these relationships may adversely affect our ability to maintain or increase our revenues and may have a material adverse impact on our business.
Certain customers have exclusive, or nearly-exclusive, relationships with our competitors to issue payment products, and these relationships may make it difficult or cost-prohibitive for us to do significant amounts of business with them to increase our revenues. In addition, these customers may be more successful and may grow faster than the customers that primarily issue our cards, which could put us at a competitive disadvantage. Furthermore, we earn substantial revenue from customers with nearly-exclusive relationships with our competitors. Such relationships could provide advantages to the customers to shift business from us to the competitors with which they are principally aligned. A significant loss of our existing revenue or transaction volumes from these customers could have a material adverse impact on our business.
We depend significantly on our relationships with our issuers and acquirers to manage our payments system. If we are unable to maintain those relationships, or if our issuers and acquirers are unable to maintain their relationships with cardholders or merchants that accept our products for payment, our business may be materially and adversely affected.
While we work directly with many stakeholders in the payments system, including merchants and governments, we are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards or other payment devices, extend credit to cardholders or determine the interest rates or other fees charged to cardholders using our products. Each issuer determines these and most other competitive payment program features. In addition, we do not establish the discount rate that merchants are charged for acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers' success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk. See our risk factor in “Risk Factors - Business Risks” in this Part I, Item 1A with respect to how we guarantee certain third party obligations for further discussion.
With the exception of the United States and a select number of other jurisdictions, most in-country (as opposed to cross-border) transactions conducted using MasterCard, Maestro and Cirrus cards are authorized, cleared and settled by our customers or other processors. Because we do not provide domestic processing services in these countries and do not, as described above, have direct relationships with cardholders, we depend on our close working relationships with our customers to effectively manage our brands, and the perception of our payments system, among consumers in these countries. We also rely on these customers to help manage our brands and perception among regulators and merchants in these countries, alongside our own relationships with them. From time to time, our customers may take actions that we do not believe to be in the best interests of our payments system overall, which may materially and adversely impact our business. If our customers' actions cause significant negative perception of the global payments industry or our brands, cardholders may reduce the usage of our programs, which could reduce our revenues and negatively impact our results of operations.
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
Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to our branded products depends highly upon the external perception of us and our industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands. Such perception and damage to our reputation could have a material and adverse effect to our overall business.
Our work with governments exposes us to unique risks that could have a material impact on our business and results of operations.
As we increase our work with national, state and local governments, both indirectly through financial institutions and with them directly as our customers, we may face various risks inherent in associating or contracting directly with governments. These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies. Changes in governmental priorities or other political developments, including disruptions in governmental operations, could impact approved funding and result in changes in the scope, or lead to the termination of, the arrangements or contracts we or financial institutions enter into with respect to our payment products and services.

•
Our work with governments subjects us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation and subsequent judgment or settlement under these laws could subject us to substantial monetary penalties and damages and have a significant reputational impact.

•
Working or contracting with governments, either directly or via our financial institution customers, can subject us to heightened reputational risks, including extensive scrutiny and publicity, as well as a potential association with the policies of a government as a result of a business arrangement with that government. Any negative publicity or negative association with a government entity, regardless of its accuracy, may adversely affect our reputation.

Global economic events in financial markets have directly affected, and may continue to affect, many of our customers, merchants that accept our brands and cardholders who use our brands, which could result in a material and adverse impact on our overall business and results of operations.
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
MasterCard's financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. The condition of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance. Such impact may include, but is not limited to, the following:

•
Declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenues is dependent.

•
Low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.

•	Debt limit and budgetary discussions in the United States could affect the United States’ credit rating and could affect consumer confidence and spending.

•	Our customers may restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults.

•	Uncertainty and volatility in the performance of our customers' businesses may make estimates of our revenues, rebates, incentives and realization of prepaid assets less predictable.

•	Our customers may implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability.

•	Our customers may decrease spending for value-added services.

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

•
Our customers may default on their settlement obligations, including as a result of sovereign defaults, causing a liquidity crisis for our other customers. See Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion of our settlement exposure.

•
Our overall business and results of operations could be materially and adversely affected by consolidation of our customers. See our risk factor in “Risk Factors - Business Risks” in this Part I, Item 1A with respect to additional consolidation for further discussion.

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
The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending, as well as the impact of events in the United States such as deadlines on the debt limit) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving our payment cards and devices. Also, as we are principally based in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business.
As a guarantor of certain third-party obligations, including those of principal customers and affiliate debit licensees, we are exposed to risk of loss or illiquidity.
We may incur obligations in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal customer or affiliate debit licensee of MasterCard is unable to fulfill its settlement obligations to other customers, we may bear the loss. In addition, although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, or to keep prepaid cardholders whole if an issuer defaults on its obligation to safeguard unspent prepaid funds. Our MasterCard, Maestro and Cirrus-branded gross legal settlement exposure, which is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle, was approximately $41 billion as of December 31, 2013. We have a revolving credit facility in the amount of $3 billion which could be used for general corporate purposes, including to provide liquidity in the event of one or more settlement failures by our customers. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables from the failed customer. Subject to approval by our Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of MasterCard. While we believe that we have sufficient liquidity to cover a settlement failure by our largest customer on its peak day, the term and amount of our guarantee of obligations to principal customers is unlimited. As a result, concurrent settlement failures of more than one of our larger customers or of several of our smaller customers either on a given day or over a condensed period of time may exceed our available resources and could materially and adversely affect our overall business. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations. Moreover, during 2013, many of our financial institution customers continued to be directly and adversely impacted by adverse economic events in the global financial markets. These conditions present increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure and risk assessment and mitigation practices as of December 31, 2013, see Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.
Separately, MasterCard also provides guarantees to certain customers and other companies indemnifying them from losses stemming from our failure to perform with respect to our products and services or the failure of third parties to perform. Any significant indemnification obligation which we owe to any such customers or other companies could materially and adversely affect our overall business and results of operations.
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
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain, as well as our cardholders, rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We routinely are subject to cyber-threats and our technologies, systems and networks have been subject to cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks.
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
We, our issuers and acquirers, merchants and other third parties process, transmit or store cardholder account and other information in connection with payment cards and devices. In addition, our customers may sponsor (or we may certify as PCI-compliant) third-party processors to process transactions generated by cards carrying our brands and merchants may use third parties to provide services related to card use. A breach of the systems on which sensitive cardholder data and account information are processed, transmitted or stored could lead to fraudulent activity involving cards carrying our brands, damage our reputation and lead to claims against us, as well as subject us to regulatory actions. We routinely encounter account data compromise events, some of which have been high profile, involving merchants and third-party payment processors that process, store or transmit payment card data, which affect millions of MasterCard, Visa, Discover, American Express and other types of cardholders. These events typically involve external agents hacking the merchants’ or third-party processors’ systems and installing malware to compromise the confidentiality and integrity of those systems. Further data security breaches may subject us to reputational damage and/or lawsuits involving payment cards carrying our brands. While most of these lawsuits do not involve direct claims against us, we could face damage claims in various circumstances, which, if upheld, could materially and adversely affect our results of operations. Damage to our reputation or that of our brands resulting from an account data breach of either our systems or the systems of our customers, merchants and other third parties could decrease the use and acceptance of our cards and other payment devices, as well as the trend toward electronic payments, which in turn could have a material adverse impact on our transaction volumes, results of operations and prospects for future growth, or increase our costs by leading to additional regulatory burdens being imposed upon us.
An increase in fraudulent activity using our cards could lead to reputational damage to our brands and/or regulatory intervention, which could reduce the use and acceptance of our cards and other payment devices.
Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeiting or other fraud. As outsourcing and specialization become commonplace in the payments industry, there are more third parties involved in processing transactions using our cards. In addition, fraud is more likely to occur in transactions where the card is not present, such as e-commerce and mobile commerce transactions, which are becoming increasingly prominent. Increased fraud levels involving our cards, or misconduct or negligence by third parties processing or otherwise servicing our cards, could lead to regulatory intervention, such as enhanced security requirements, as well as damage to our reputation, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.
Rapid technological developments in our industry present both operational and legal challenges (including potential intellectual property exposure) which could impact our results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards and devices, radio frequency and proximity payment devices (such as contactless payment devices), electronic commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our programs and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards and by resistance from customers or merchants to such changes by the complexity of our systems. Our ability to adopt these technologies can also be inhibited by intellectual property rights of third parties. We have received, and we may in the future receive, notices or inquiries from patent holders (for example, other operating companies or non-practicing entities) suggesting that we may be infringing certain patents or that we need to license the use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us or our customers or demand significant license fees. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Failure to keep pace with these technological developments could lead to a decline in the use of our products, which could have a material adverse impact on our results of operations.
Adverse currency fluctuations and foreign exchange controls could negatively impact our results of operations.
During 2013, approximately 61% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, among others, could affect the market price of our common stock:

•
the continuation of adverse economic events around the world in financial markets as well as political conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

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

Our organizational documents and Delaware law contain terms and provisions that could be considered anti-takeover provisions or could have an impact on a change in control.
Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. Further, except in limited circumstances, no customer or former customer of MasterCard, or any operator, customer or licensee of any competing general purpose payment card system, or any affiliate of any such person, may beneficially own any share of Class A common stock or any other class or series of our stock entitled to vote generally in the election of directors. In addition:

•	our stockholders are not entitled to the right to cumulate votes in the election of directors;

•	our stockholders are not entitled to act by written consent;

•	a vote of 80% or more of all of the outstanding shares of our stock then entitled to vote is required for stockholders to amend any provision of our bylaws; and

•	any representative of a competitor of MasterCard or of the Foundation is disqualified from service on our board of directors.
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
As of February 6, 2014, the Foundation owned 119,214,210 shares of Class A common stock, representing approximately 10.4% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to April 26, 2026 (twenty years and eleven months following the IPO), except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted. The directors of the Foundation are required to be independent of us and our customers. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2013, MasterCard and its subsidiaries owned or leased 126 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O'Fallon, Missouri. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. Our leased properties in the United States are located in 10 states and in the District of Columbia. We also lease and own properties in 58 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.
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
Item 3. Legal Proceedings
Refer to Notes 10 (Accrued Expenses) and 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The number of shares and per share amounts below have been retroactively restated to reflect the ten-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014.
Price Range of Common Stock
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2013 and 2012. At February 6, 2014, the Company had 54 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.

	2013		2012
	High	Low	High	Low
First Quarter	$54.20	$50.10	$43.76	$33.63
Second Quarter	59.19	51.86	46.70	38.99
Third Quarter	69.50	56.70	46.18	40.47
Fourth Quarter	83.94	64.74	49.86	44.74
There is currently no established public trading market for our Class B common stock. There were approximately 414 holders of record of our Class B common stock as of February 6, 2014.
Dividend Declaration and Policy
During the years ended December 31, 2013 and 2012, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

	Dividend per Share
	2013	2012
First Quarter	$0.030	$0.015
Second Quarter	0.060	0.030
Third Quarter	0.060	0.030
Fourth Quarter	0.060	0.030
On December 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.11 per share paid on February 10, 2014 to holders of record on January 9, 2014 of our Class A common stock and Class B common stock. On February 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on May 9, 2014 to holders of record on April 9, 2014 of our Class A common stock and Class B common stock.
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

On February 5, 2013, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the "February 2013 Share Repurchase Program"). This share repurchase program became effective at the completion of the Company's June 2012 Share Repurchase Program, which occurred in March 2013.
On December 10, 2013, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the "December 2013 Share Repurchase Program"). During January 2014, the Company exhausted its purchases under the February 2013 Share Repurchase Program and began purchasing shares under the December 2013 Share Repurchase Program.  As of January 24, 2014, the cumulative repurchases by the Company under both the February 2013 Share Repurchase Program and December 2013 Share Repurchase Program in 2014 totaled approximately 4.2 million shares of Class A common stock for an aggregate cost of approximately $351 million, at an average price of $83.00 per share of Class A common stock.  As of January 24, 2014, the Company had approximately $3.3 billion remaining under the December 2013 Share Repurchase Program.
During the fourth quarter of 2013, MasterCard repurchased a total of approximately 9.8 million shares for $751 million at an average price of $76.43 per share of Class A common stock. The Company’s repurchase activity during the fourth quarter of 2013 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	—	$—	—	$912,309,796
November 1 – 30	4,239,590	$74.26	4,239,590	$597,475,160
December 1 – 31	5,585,670	$78.08	5,585,670	$3,661,319,309
Total	9,825,260	$76.43	9,825,260
1 Dollar value of shares that may yet be purchased under the February 2013 Share Repurchase Program and December 2013 Share Repurchase Program is as of the end of the period.

Item 6. Selected Financial Data
The statement of operations data presented below for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8 of this Report. The statement of operations data presented below for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of Operations Data:
Net revenue	$8,346	$7,391	$6,714	$5,539	$5,099
Total operating expenses	3,843	3,454	4,001	2,787	2,839
Operating income	4,503	3,937	2,713	2,752	2,260
Net income	3,116	2,759	1,906	1,846	1,463
Basic earnings per share[1]	2.57	2.20	1.49	1.41	1.12
Diluted earnings per share[1]	2.56	2.19	1.48	1.41	1.12

Balance Sheet Data:
Total assets	$14,242	$12,462	$10,693	$8,837	$7,470
Long-term obligations under litigation settlements and debt	—	—	—	4	285
Equity	7,495	6,929	5,877	5,216	3,512
Cash dividends declared per share[1]	0.29	0.12	0.06	0.06	0.06
1 The per share amounts have been retroactively restated to reflect the ten-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. Certain prior period amounts have been reclassified to conform to the 2013 presentation. The number of shares and per share amounts have been retroactively restated to reflect the ten-for-one stock split. Percentage changes provided throughout "Management’s Discussion and Analysis of Financial Condition and Results of Operations" were calculated on amounts rounded to the nearest thousand.
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
MasterCard presents non-GAAP financial measures to enhance an investor's evaluation of MasterCard's ongoing operating results and to facilitate meaningful comparison of its results between periods. MasterCard's management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation.  More specifically, the following non-GAAP financial measures are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Total operating expenses excluding the provisions recorded in 2013 ($95 million), 2012 ($20 million) and 2011 ($770 million) for settlements relating to U.S. merchant litigations (collectively referred to as the “MDL Provision”). MasterCard excluded these items because MasterCard's management monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing performance without these amounts. See "Operating Expenses" for the table that provides a reconciliation of operating expenses excluding the MDL Provision to the most directly comparable GAAP measure.

•
Effective income tax rate excluding the 2013 and 2011 portions of the MDL Provision. MasterCard excluded these items because MasterCard's management monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing performance without these amounts. See "Income Taxes" for the table that provides a reconciliation of the effective income tax rate excluding the 2013 and 2011 portions of the MDL Provision to the most directly comparable GAAP measure.

Overview
We recorded net income of $3.1 billion, or $2.56 per diluted share in 2013 versus net income of $2.8 billion, or $2.19 per diluted share in 2012, and net income of $1.9 billion, or $1.48 per diluted share in 2011. Our 2011 net income was significantly impacted by the $770 million portion of the MDL Provision ($495 million after tax) recorded in 2011. In 2013 and 2012, the Company increased the provision by $95 million ($61 million after tax) and $20 million ($13 million after tax), respectively.
Our net revenue increased 13% and 10% in 2013 and 2012, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and the number of transactions processed by the Company. In 2013 and 2012, both volume-based revenue (domestic assessments and cross-border volume fees) and transaction-based revenue (transaction processing fees) increased compared to 2012 by 12% and 13%, respectively. In 2013 and 2012, our processed transactions increased 13% and 25% versus the comparable periods in 2012 and 2011, respectively. In 2013 and 2012, our volumes increased 14% and 15%, on a local currency basis, versus the comparable periods in 2012 and 2011, respectively. Rebates and incentives as a percentage of gross revenue were 26% in both 2013 and 2012, and 24% in 2011.
Operating expenses in 2013 increased $389 million, or 11%, from 2012 and decreased $547 million, or 14%, in 2012 from 2011 primarily due to the 2011 portion of the MDL Provision. We generated net cash flows from operations of $4.1 billion for the year ended December 31, 2013, compared to $2.9 billion and $2.7 billion for the years ended December 31, 2012 and 2011, respectively.
The following table provides a summary of our operating results for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2013	2012	2011	2013	2012
	(in millions, except per share data and percentages)
Net revenue	$8,346	$7,391	$6,714	13%	10%

Operating expenses	3,843	3,454	4,001	11%	(14)%
Operating income	4,503	3,937	2,713	14%	45%
Operating margin	54.0%	53.3%	40.4%	**	**

Income tax expense	1,384	1,174	842	18%	40%
Effective income tax rate	30.8%	29.9%	30.6%	**	**

Net income	$3,116	$2,759	$1,906	13%	45%

Diluted earnings per share	$2.56	$2.19	$1.48	17%	48%
Diluted weighted-average shares outstanding	1,215	1,258	1,284	(3)%	(2)%
     ** Not meaningful.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% of total revenue in both 2013 and 2012, and 40% in 2011. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health, and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.

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
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and our risk factor in "Risk Factors - Legal and Regulatory Risks" in Part I, Item 1A of this Report . Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in "Risk Factors - Business Risks" in Part I, Item 1A of this Report related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For 2013 as compared to 2012, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. For 2012 compared to 2011, the U.S. dollar strengthened against both the euro and the Brazilian real. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net income in 2013 compared to 2012 by 1 percentage point. Conversely, net income in 2012 was negatively impacted by currency by approximately 7 percentage points when compared to 2011.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume ("GDV") and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. In 2013, GDV on a U.S. dollar converted basis increased 12%, versus GDV growth on a local currency basis of 14%. In 2012, GDV on a U.S. dollar converted basis increased 12%, versus GDV growth on a local currency basis of 15%. The Company attempts to manage these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.
The Company generates revenue and has financial assets in countries at risk for currency devaluation. While these revenues and financial assets are not material to MasterCard on a consolidated basis, they could be negatively impacted if a devaluation of local currencies occurs relative to the U.S. dollar.

Financial Results
Revenue
Revenue Description
MasterCard’s business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ financial institutions) and acquirers (the merchants’ financial institutions). Our gross revenue is generated by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands and from the fees that we charge our customers for providing transaction processing and other payment-related products and services. Our revenue is based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro and Brazilian real.
The price structure for our products and services is complex and is dependent on the nature of volumes, types of transactions and type of products and services we offer to our customers. Our revenue can be significantly impacted by the following:

•	Domestic or cross-border transactions;

•	Signature-based or PIN-based transactions;

•	Geographic region or country the transaction occurs in;

•	Volumes/transactions subject to tiered rates;

•	Processed or not processed by MasterCard and;

•	Amount of usage of our other products or services.
The Company classifies its net revenue into the following five categories:

1.
Domestic assessments: Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and the issuer country are the same. Domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs.

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

3.
Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. Transaction processing fees include charges to issuers for the following:

•	Transaction Switching fees for the following services:

◦
Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances such as when the issuer's systems are unavailable or cannot be contacted, MasterCard or others on behalf of the issuer approve in accordance with either the issuer's instructions or applicable rules (also known as "stand-in").

◦
Clearing is the exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. MasterCard clears transactions among customers through our central and regional processing systems.

◦	Settlement is facilitating the exchange of funds between parties.

•
Connectivity fees are charged to issuers and acquirers for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted through and the number of connections to the Company’s network.

4.	Other revenues: Other revenues consist of other payment-related products and services and are primarily associated with the following:

•	Consulting and research fees are primarily generated by MasterCard Advisors, the Company’s professional advisory services group.

•	Fraud products and services used to prevent or detect fraudulent transactions. This includes fees for warning bulletins provided to issuers and acquirers either electronically or in paper form.

•
Loyalty and rewards solutions fees are charged to issuers for benefits provided directly to consumers with MasterCard-branded cards, such as insurance, assistance for lost cards, locating ATMs and rewards programs.

•
Program management services provided to prepaid card issuers consist of foreign exchange margin, commissions, load fees, and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards.

•	The Company also charges for a variety of other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue.
Revenue Analysis
Gross revenue in 2013 and 2012 increased $1.3 billion and $1.1 billion, or 13% versus 2012 and 2011, respectively, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and increased transactions. Rebates and incentives in 2013 and 2012 increased $326 million and $472 million, or 12% and 22%, versus 2012 and 2011, respectively, due to the impact from new, renewed and expired agreements. Our net revenue in 2013 and 2012 increased 13% and 10% versus 2012 and 2011, respectively.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. In 2013 and 2012, our GDV increased 14% and 15% on a local currency basis and our processed transactions increased 13% and 25%, respectively.
The following table provides a summary of the trend in volume and transaction growth:

	Years Ended December 31,
	2013		2012
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard Branded GDV[1]	12%	14%	12%	15%
Asia Pacific/Middle East/Africa	17%	21%	22%	23%
Canada	3%	7%	7%	8%
Europe	16%	15%	9%	16%
Latin America	12%	16%	10%	19%
United States	7%	7%	9%	9%
Cross-border Volume[1]		18%		16%
Processed Transactions Growth		13%		25%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. In 2013, the net revenue from these customers was approximately $2.1 billion, or 25%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in "Risk Factor - Business Risks" in Part I, Item 1A of this Report for further discussion.

The significant components of our net revenue for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2013	2012[1]	2011[1]	2013	2012
	(in millions, except percentages)
Domestic assessments	$3,805	$3,494	$3,170	9%	10%
Cross-border volume fees	2,793	2,343	2,094	19%	12%
Transaction processing fees	3,359	3,017	2,595	11%	16%
Other revenues	1,331	1,154	1,000	15%	15%
Gross revenue	11,288	10,008	8,859	13%	13%
Rebates and incentives (contra-revenue)	(2,942)	(2,617)	(2,145)	12%	22%
Net revenue	$8,346	$7,391	$6,714	13%	10%
1 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.
The following table summarizes the primary drivers of net revenue growth in 2013 and 2012:

	For the Years Ended December 31,
	Volume		Pricing		Foreign Currency[1]		Other				Total Growth
	2013	2012	2013	2012	2013	2012	2013		2012		2013	2012 [2]
Domestic assessments	13%	14%	—%	2%	—%	(3)%	(4)%	[3]	(3)%	[3]	9%	10%
Cross-border volume fees	14%	15%	7%	2%	1%	(3)%	(3)%		(2)%		19%	12%
Transaction processing fees	11%	21%	—%	3%	—%	(3)%	—%		(5)%		11%	16%
Other revenues	**	**	4%	4%	1%	(3)%	10%	[4]	14%	[4]	15%	15%
Rebates and incentives	8%	10%	(2)%	1%	—%	(3)%	6%	[5]	14%	[5]	12%	22%

Net revenue	12%	14%	4%	3%	—%	(3)%	(3)%		(4)%		13%	10%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2013 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables which are recorded in other revenue when services are performed.
4 Positively impacted by acquisitions, consulting fees, fraud service fees and other payment-related products and services.
5 Rebates and incentives, other includes the impact from new, renewed and expired agreements.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses, and the respective amounts recorded for the MDL Provision. Operating expenses increased in 2013 by $389 million, or 11%, primarily due to higher general and administrative expenses and the $95 million portion of the MDL Provision recorded in 2013. Operating expenses decreased in 2012 by $547 million, or 14% compared to 2011, primarily due to the $770 million portion of the MDL Provision recorded in 2011 (versus the $20 million portion of the MDL Provision recorded in 2012). Excluding the impact of the MDL Provision, operating expenses increased $314 million, or 9%, in 2013 compared to 2012 and increased $203 million, or 6%, in 2012 compared to 2011.

The following table compares and reconciles operating expenses, excluding the MDL Provision, which is a non-GAAP financial measure, to the operating expenses including the MDL Provision, which is the most directly comparable GAAP measurement. Management believes this analysis facilitates understanding of our ongoing operating expenses and allows for a more meaningful comparison between periods.

	For the Years Ended December 31,
	2013			2012			2011
	Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP
	(in millions, except percentages)
General and administrative	$2,649	$—	$2,649	$2,429	$—	$2,429	$2,196	$—	$2,196
Advertising and marketing	841	—	841	775	—	775	841	—	841
Depreciation and amortization	258	—	258	230	—	230	194	—	194
Provision for litigation settlement	95	(95)	—	20	(20)	—	770	(770)	—
Total operating expenses	$3,843	$(95)	$3,748	$3,454	$(20)	$3,434	$4,001	$(770)	$3,231

Total operating expenses as a percentage of net revenue	46.0%		44.9%	46.7%		46.5%	59.6%		48.1%
General and Administrative
General and administrative expenses increased compared to 2012, primarily due to an increase in personnel costs. General and administrative expenses increased in 2012 compared to 2011, primarily due to increased personnel costs, the net impact of currency hedging activities and the remeasurement of financial assets denominated in a currency other than the functional currency of the entity holding those assets. The net impact of foreign currency relating to the translation of general and administrative expenses from our functional currencies to U.S. dollars increased general and administrative expenses by less than 1 percentage point in 2013, and reduced general and administrative expenses by approximately 2 percentage points in 2012.
The major components of general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2013	2012	2011	2013	2012
	(in millions, except percentages)
Personnel	$1,739	$1,565	$1,453	11%	8%
Professional fees	251	237	235	6%	1%
Data processing and telecommunications	226	201	171	12%	18%
Foreign exchange activity	2	27	(13)	**	**
Other	431	399	350	8%	14%
General and administrative expenses	$2,649	$2,429	$2,196	9%	11%

** Not meaningful

•
Personnel expense increased in 2013 compared to 2012 and in 2012 compared to 2011. The increase in 2013 and 2012 was primarily due to an increase in the number of employees to support the Company's strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. Professional fees increased in 2013 versus 2012 primarily due to higher third-party service expenses.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer and telecommunication system. These expenses vary with business volume growth, system upgrades and usage.

•
Other expenses include loyalty and rewards solutions, travel and entertainment, rental expense for our facilities, litigation settlements not related to the MDL Provision, investment related expenses and other miscellaneous operating expenses. The change in other expenses in 2013 compared to 2012 was primarily due to increased costs associated with loyalty and rewards programs, investment related expenses and increased meeting and travel expenses to support business and strategy development efforts. The 2012 increase in other expenses versus 2011 was primarily due to increased costs associated with loyalty and rewards programs and the acquisition of Access Prepaid Worldwide ("Access") in 2011.
Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. In 2013, advertising and marketing expenses increased $66 million, or 8%, mainly due to new and renewed sponsorships and increased media spend to support our strategic initiatives. Advertising and marketing expenses decreased $66 million, or 8%, in 2012 mainly due to the non-recurrence of certain promotions and the impact of changes in foreign currency rates. The net impact of foreign currency relating to the translation of advertising and marketing expenses from our functional currencies to U.S. dollars increased advertising and marketing expenses by less than 1 percentage point in 2013, and decreased advertising and marketing expense by 3 percentage points in 2012.
Depreciation and Amortization
Depreciation and amortization expenses increased $28 million, or 12%, in 2013 and $36 million, or 18%, in 2012. The increase in depreciation and amortization expense in both 2013 and 2012 was primarily due to increased amortization of capitalized software costs.
Provision for Litigation Settlement
As of December 31, 2013, the accrued litigation related to the MDL Provision was $886 million versus $726 million as of December 31, 2012. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt out merchants. The accrual also includes $68 million related to the timing of MasterCard's administration of the short-term reduction in default credit interchange from U.S. issuers. There is a corresponding equal amount presented in settlement due from customers. During 2012, accrued litigation related to the MDL Provision decreased due to the payment of $64 million to individual merchant plaintiffs, partially offset by an increase of $20 million in the MDL Provision. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense decreased $1 million in 2013 compared to 2012, primarily related to an adjustment in interest expense due to the reversal of tax reserves, partially offset by increased expenses from investments in joint ventures. The decrease in other income in 2012 of $39 million compared to 2011 was primarily due to lower investment income, increased expenses from investments in joint ventures and an adjustment to the earnout related to the Company's acquisition of Access in 2011.
Income Taxes
The effective income tax rates for the years ended December 31, 2013, 2012 and 2011 were 30.8%, 29.9% and 30.6%, respectively. The effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to the recognition of a discrete benefit relating to additional export incentives in 2012 and a lower benefit related to foreign repatriations in 2013, partially offset by a more favorable mix of earnings in 2013. The effective tax rate for 2012 was lower than the effective tax rate for 2011 primarily due to discrete benefits related to additional export incentives and the conclusion of tax examinations in certain jurisdictions, as well as a larger benefit from the domestic production activities deduction in the U.S. related to our authorization software.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	For the years ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income tax expense	$4,500		$3,933		$2,748

Federal statutory tax	1,575	35.0%	1,376	35.0%	961	35.0%
State tax effect, net of federal benefit	19	0.4%	23	0.6%	14	0.5%
Foreign tax effect	(208)	(4.6)%	(175)	(4.4)%	(133)	(4.9)%
Non-deductible expenses and other differences	13	0.3%	(21)	(0.5)%	34	1.2%
Tax exempt income	(1)	—%	(2)	(0.1)%	(3)	(0.1)%
Foreign repatriation	(14)	(0.3)%	(27)	(0.7)%	(31)	(1.1)%
Income tax expense	$1,384	30.8%	$1,174	29.9%	$842	30.6%

The Company's GAAP effective tax rates for 2013 and 2011 were affected by the tax benefits related to the MDL Provision as illustrated in the table below. The effective tax rate was 29.9% in 2012 including and excluding the portion of the MDL Provision recorded in 2012.

	GAAP to Non-GAAP effective tax rate reconciliation
	For the years ended December 31,
	2013			2011
	Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP
	(in millions, except percentages)
Income before income taxes	$4,500	$95	$4,595	$2,748	$770	$3,518
Income tax expense	(1,384)	(34)	(1,418)	(842)	(275)	(1,117)
Net income	$3,116	$61	$3,177	$1,906	$495	$2,401

Effective tax rate	30.8%		30.9%	30.6%		31.8%
During 2013, the Company's unrecognized tax benefits related to tax positions taken during the current and prior periods increased by $63 million. The increase in the Company's unrecognized tax benefits for 2013 was primarily due to judgments related to current year tax positions. As of December 31, 2013, the Company's unrecognized tax benefits related to positions taken during the current and prior period were $320 million, all of which would reduce the Company's effective tax rate if recognized.
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
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at December 31:

	Years Ended December 31,
	2013	2012	2011
	(in billions)
Cash, cash equivalents and available-for-sale investment securities[1]	$6.3	$5.0	$4.9
Unused line of credit[2]	3.0	3.0	2.8
1 Excludes restricted cash related to the U.S. merchant class litigation settlement of $723 million and $726 million at December 31, 2013 and 2012, respectively.
2 The Company did not use any funds from the line of credit during the periods presented, except for business continuity planning and related purposes.

The increase in net cash provided by operations is primarily due to increases in net income in 2013 and 2012. Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.6 billion and $2.5 billion at December 31, 2013 and 2012, respectively, or 57% and 50% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2013 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of this Report), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2013	2012	2011
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$4,135	$2,948	$2,684
Net cash used in investing activities	(4)	(2,839)	(748)
Net cash used in financing activities	(2,629)	(1,798)	(1,215)
Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $4.1 billion and $2.9 billion, respectively, primarily due to net income.
Net cash used in investing activities for the year ended December 31, 2013 was primarily related to purchases of investment securities and increased property, plant and equipment and capitalized software, partially offset by net proceeds from sales and maturities of investment securities. Net cash used in investing activities for the year ended December 31, 2012 was primarily related to purchases of investment securities and the payment related to U.S. merchant class litigations into escrow, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the years ended December 31, 2013 and 2012 was primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders.
The table below shows a summary of the balance sheet data at December 31:

	2013	2012	2011
	(in millions)
Balance Sheet Data:
Current assets	$10,950	$9,357	$7,741
Current liabilities	6,032	4,906	4,217
Long-term liabilities	715	627	599
Equity	7,495	6,929	5,877
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

Credit Availability
On November 16, 2013, the Company extended its committed unsecured revolving credit facility, dated as of November 16, 2012 (the “Credit Facility”), for an additional year.  The expiration date of the Credit Facility is November 15, 2018.  The available funding under the Credit Facility will remain at $3 billion through November 16, 2017 and then decrease to $2.95 billion during the final year of the Credit Facility agreement.  Other terms and conditions of the Credit Facility remain unchanged.  The option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, the Company may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At December 31, 2013, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. MasterCard had no borrowings under the Credit Facility at December 31, 2013 and 2012.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2013 and 2012. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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

	Years Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Cash dividend, per share	$0.210	$0.105	$0.060
Cash dividends paid	$255	$132	$77
On December 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.11 per share paid on February 10, 2014 to holders of record on January 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $131 million.
On February 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on May 9, 2014 to holders of record on April 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $131 million.

Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price, and economic and market conditions. On December 10, 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock.  During January 2014, the Company exhausted its purchases under the February 2013 Share Repurchase Program and began purchasing shares under the December 2013 Share Repurchase Program.  As of January 24, 2014, the cumulative repurchases by the Company under both the February 2013 Share Repurchase Program and December 2013 Share Repurchase Program in 2014 totaled approximately 4.2 million shares of Class A common stock for an aggregate cost of approximately $351 million, at an average price of $83.00 per share of Class A common stock.  As of January 24, 2014, the Company had approximately $3.3 billion remaining under the December 2013 Share Repurchase Program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through December 31, 2013, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	April 2011[1]	Total
			(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$2,000	$9,000
Remaining authorization at December 31, 2012	**	**	$604	$—	$604
Dollar-value of shares repurchased in 2013	$—	$1,839	$604	$—	$2,443
Remaining authorization at December 31, 2013	$3,500	$161	$—	$—	$3,661
Shares repurchased in 2013	—	29.2	11.7	—	40.9
Average price paid per share in 2013	$—	$63.01	$51.72	$—	$59.78
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt, other than lease arrangements and other commitments as presented in the Future Obligations table that follows.

Future Obligations
The following table summarizes our obligations as of December 31, 2013 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	2014	2015 - 2016	2017 - 2018	2019 and thereafter
			(in millions)
Capital leases [1]	$9	$8	$1	$—	$—
Operating leases	125	24	48	29	24
Debt	35	35	—	—	—
Other long-term obligations [2]
Sponsorship, licensing and other [3]	600	347	198	34	21
Employee benefits [4]	95	13	11	16	55
Total [5]	$864	$427	$258	$79	$100
1 The capital lease for the global technology and operations center located in O’Fallon, Missouri has been excluded from this table, since the Company holds refunding revenue bonds equal to the payments due on the lease. See Note 7 (Property, Plant and Equipment) included in Part II, Item 8 of this Report for further information.
2 The table does not include the $886 million provision as of December 31, 2013 related to the merchant opt outs and the U.S. merchant class litigation since the opt outs are not fixed and determinable and the Company has made a payment into escrow to fund the U.S. merchant class litigation or has a corresponding equal amount presented in settlement due from customers. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
3 Amounts primarily relate to sponsorships to promote the MasterCard brand. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are contingent on future performance. MasterCard has accrued $1.5 billion as of December 31, 2013 related to customer and merchant agreements.
4 Amounts relate to committed, unfunded postemployment benefits and minimum funding requirements for defined benefit plans.
5 The Company has recorded a liability for unrecognized tax benefits of $320 million at December 31, 2013 and estimates that approximately $1 million of this liability is expected to be settled within the next 12 months. These amounts have been excluded from the table since the settlement period for the non-current portion of this liability cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various authorities.
Seasonality
The Company does not experience meaningful seasonality. No individual quarter in 2013, 2012 or 2011 accounted for more than 30% of net revenue.
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
Revenue Recognition
Application of the various accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires the Company to make judgments and estimates.  Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Domestic assessment revenue requires an estimate of our customers' performance in order to recognize domestic assessments revenue. Rebates and incentives are recorded as a reduction to gross revenue based on these estimates. We consider various factors in estimating customer performance, including a review of specific transactions, historical experience with that customer and market and economic conditions. Differences between actual results and the Company's estimates are adjusted in the period the customer reports actual performance. If our customers' actual performance is not consistent with our estimates of their performance, net revenue may be materially different.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $189 million on our foreign currency derivative contracts outstanding at December 31, 2013 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company's financial assets or liabilities at December 31, 2013 and 2012. In addition, there was no material equity price risk at December 31, 2013 or 2012. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.
Foreign Exchange Risk
We enter into forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currency. We also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than the functional currency of the entity. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. The terms of the forward contracts are generally less than 18 months.
As of December 31, 2013, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2013		December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$23	$(1)	$76	$(1)
Commitments to sell foreign currency	1,722	1	1,571	(2)
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

			Maturity
		Fair Market Value at December 31, 2013						2019 and there- after
Financial Instrument	Summary Terms		2014	2015	2016	2017	2018

		(in millions)
Municipal securities	Fixed / Variable Interest	$267	$200	$57	$10	$—	$—	$—
Corporate securities	Fixed / Variable Interest	1,426	646	464	290	9	15	2
U.S. Government and Agency securities	Fixed / Variable Interest	560	376	122	31	12	9	10
Asset-backed securities	Fixed / Variable Interest	364	307	49	8	—	—	—
Auction rate securities	Variable Interest	11	—	—	—	—	—	11
Other	Fixed / Variable Interest	79	33	37	7	2	—	—
Total		$2,707	$1,562	$729	$346	$23	$24	$23

			Maturity
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2012	2013	2014	2015	2016	2017	2018 and there- after

		(in millions)
Municipal securities	Fixed / Variable Interest	$531	$174	$136	$78	$55	$38	$50
Corporate securities	Fixed / Variable Interest	1,246	607	470	159	1	9	—
U.S. Government and Agency securities	Fixed / Variable Interest	582	355	150	37	22	8	10
Taxable short-term bond funds	Fixed / Variable Interest	210	—	—	—	—	—	—
Asset-backed securities	Fixed / Variable Interest	316	259	45	8	—	4	—
Auction rate securities	Variable Interest	32	—	—	—	—	—	32
Other	Fixed / Variable Interest	66	23	27	15	1	—	—
Total		$2,983	$1,418	$828	$297	$79	$59	$92
1 Short-term bond funds of $210 million had no contractual maturity.
At December 31, 2013, we have a credit facility which provides liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. See Note 12 (Debt) to the consolidated financial statements in Part II, Item 8 of this Report for additional information on the Company's current and prior credit facilities. We had no borrowings under the current or prior credit facilities at December 31, 2013 or 2012.
Equity Price Risk
The Company did not have significant equity price risk as of December 31, 2013 and 2012.

Item 8.     Financial Statements and Supplementary Data
MASTERCARD INCORPORATED

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard's internal control over financial reporting as of December 31, 2013. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, MasterCard's internal control over financial reporting was effective as of December 31, 2013. The effectiveness of MasterCard's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2014

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,599	$2,052
Restricted cash for litigation settlement	723	726
Investment securities available-for-sale, at fair value	2,696	2,951
Accounts receivable	966	925
Settlement due from customers	1,351	1,117
Restricted security deposits held for customers	911	777
Prepaid expenses and other current assets	471	681
Deferred income taxes	233	128
Total Current Assets	10,950	9,357
Property, plant and equipment, net	526	472
Deferred income taxes	70	60
Goodwill	1,122	1,092
Other intangible assets, net	672	672
Other assets	902	809
Total Assets	$14,242	$12,462
LIABILITIES AND EQUITY
Accounts payable	$338	$357
Settlement due to customers	1,433	1,064
Restricted security deposits held for customers	911	777
Accrued litigation	886	726
Accrued expenses	2,101	1,748
Other current liabilities	363	234
Total Current Liabilities	6,032	4,906
Deferred income taxes	117	104
Other liabilities	598	523
Total Liabilities	6,747	5,533
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,341,541,110 and 1,336,049,030 shares issued and 1,148,838,370 and 1,184,050,750 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 45,350,070 and 48,388,400 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,762	3,641
Class A treasury stock, at cost, 192,702,740 and 151,998,280 shares, respectively	(6,577)	(4,139)
Retained earnings	10,121	7,354
Accumulated other comprehensive income	178	61
Total Stockholders’ Equity	7,484	6,917
Non-controlling interests	11	12
Total Equity	7,495	6,929
Total Liabilities and Equity	$14,242	$12,462

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Net Revenue	$8,346	$7,391	$6,714
Operating Expenses
General and administrative	2,649	2,429	2,196
Advertising and marketing	841	775	841
Depreciation and amortization	258	230	194
Provision for litigation settlement	95	20	770
Total operating expenses	3,843	3,454	4,001
Operating income	4,503	3,937	2,713
Other Income (Expense)
Investment income	38	37	52
Interest expense	(14)	(20)	(25)
Other income (expense), net	(27)	(21)	8
Total other income (expense)	(3)	(4)	35
Income before income taxes	4,500	3,933	2,748
Income tax expense	1,384	1,174	842
Net Income	$3,116	$2,759	$1,906

Basic Earnings per Share	$2.57	$2.20	$1.49
Basic Weighted-Average Shares Outstanding	1,211	1,253	1,279
Diluted Earnings per Share	$2.56	$2.19	$1.48
Diluted Weighted-Average Shares Outstanding	1,215	1,258	1,284

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
Net Income	$3,116	$2,759	$1,906
Other comprehensive income (loss):
Foreign currency translation adjustments	113	63	(75)

Defined benefit pension and postretirement plans	13	(8)	(31)
Income tax effect	(5)	3	11
Defined benefit pension and other postretirement plans, net of income tax effect	8	(5)	(20)

Investment securities available-for-sale	(3)	9	(11)
Income tax effect	2	(3)	4
Investment securities available-for-sale, net of income tax effect	(1)	6	(7)

Reclassification adjustment for investment securities available-for-sale	(5)	(2)	8
Income tax effect	2	1	(3)
Reclassification adjustment for investment securities available-for-sale, net of income tax effect	(3)	(1)	5

Other comprehensive income (loss), net of tax	117	63	(97)
Comprehensive Income	$3,233	$2,822	$1,809

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2010	$5,216	$2,915	$95	$—	$—	$3,445	$(1,250)	$11
Net income	1,906	1,906	—	—	—	—	—	—
Activity related to non-controlling interests	(2)	—	—	—	—	—	—	(2)
Other comprehensive loss, net of tax	(97)	—	(97)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.06 per share	(76)	(76)	—	—	—	—	—	—
Purchases of treasury stock	(1,148)	—	—	—	—	—	(1,148)	—
Share-based payments	78	—	—	—	—	74	4	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2011	5,877	4,745	(2)	—	—	3,519	(2,394)	9
Net income	2,759	2,759	—	—	—	—	—	—
Activity related to non-controlling interests	3	—	—	—	—	—	—	3
Other comprehensive income, net of tax	63	—	63	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.12 per share	(150)	(150)	—	—	—	—	—	—
Purchases of treasury stock	(1,748)	—	—	—	—	—	(1,748)	—
Share-based payments	125	—	—	—	—	122	3	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2012	6,929	7,354	61	—	—	3,641	(4,139)	12
Net income	3,116	3,116	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income, net of tax	117	—	117	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.29 per share	(349)	(349)	—	—	—	—	—	—
Purchases of treasury stock	(2,443)	—	—	—	—	—	(2,443)	—
Share-based payments	126	—	—	—	—	121	5	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$7,495	$10,121	$178	$—	$—	$3,762	$(6,577)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
Operating Activities
Net income	$3,116	$2,759	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	230	194
Share-based payments	63	—	35
Deferred income taxes	(119)	241	(175)
Other	67	52	17
Changes in operating assets and liabilities:
Accounts receivable	(42)	(121)	(162)
Income taxes receivable	153	(185)	—
Settlement due from customers	(194)	(500)	(114)
Prepaid expenses	(70)	(81)	27
Accrued litigation and legal settlements	160	(44)	467
Accounts payable	(20)	(2)	67
Settlement due to customers	322	348	74
Accrued expenses	315	221	296
Net change in other assets and liabilities	126	30	52
Net cash provided by operating activities	4,135	2,948	2,684
Investing Activities
Purchases of investment securities available-for-sale	(2,526)	(2,981)	(899)
Proceeds from sales of investment securities available-for-sale	1,488	390	485
Proceeds from maturities of investment securities available-for-sale	1,321	891	63
Purchases of property, plant and equipment	(155)	(96)	(77)
Capitalized software	(144)	(122)	(100)
Proceeds from maturities of investment securities held-to-maturity	36	—	300
Investment in nonmarketable equity investments	(20)	(118)	(74)
Decrease (increase) in restricted cash for litigation settlement	3	(726)	—
Acquisition of businesses, net of cash acquired	—	(70)	(460)
Other investing activities	(7)	(7)	14
Net cash used in investing activities	(4)	(2,839)	(748)
Financing Activities
Purchases of treasury stock	(2,443)	(1,748)	(1,148)
Dividends paid	(255)	(132)	(77)
Proceeds from debt	35	—	—
Cash proceeds from exercise of stock options	26	31	19
Tax benefit for share-based compensation	19	47	12
Other financing activities	(11)	4	(21)
Net cash used in financing activities	(2,629)	(1,798)	(1,215)
Effect of exchange rate changes on cash and cash equivalents	45	7	(54)
Net increase (decrease) in cash and cash equivalents	1,547	(1,682)	667
Cash and cash equivalents - beginning of period	2,052	3,734	3,067
Cash and cash equivalents - end of period	$3,599	$2,052	$3,734

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the processing of payment transactions including authorization, clearing and settlement, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including MasterCard, Maestro and Cirrus. The Company also provides value-added offerings such as loyalty and reward programs, information services and consulting. The Company’s network is designed to ensure safety and security for the global payments system. A typical transaction on the Company's network involves four participants in addition to the Company: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The Company's customers encompass a vast array of entities, including financial institutions and other entities that act as "issuers" and "acquirers", as well as merchants, governments, telecommunication companies and other businesses. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the “merchant discount” rate charged in connection with the acceptance of cards and other payment devices that carry MasterCard's brands.
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been revised or reclassified to conform to the 2013 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The Company is a variable interest holder in certain entities. These variable interests arise from contractual, ownership or other monetary interests in the entities. The Company evaluates if the entity has sufficient equity at risk to finance their activities without additional subordinated financial support from other parties, if equity investors lack the ability to control the entity's most significant activities, have voting rights that are disproportionate to their ownership interest, or lack the ability to absorb expected losses or receive expected returns (referred to as VIEs). The Company consolidates a VIE if it is the primary beneficiary, defined as the entity that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses and/or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether MasterCard qualifies as the primary beneficiary, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2013 and 2012, there were no VIEs which required consolidation.
Non-controlling interests represent the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent's ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For each of the years ended December 31, 2013, 2012 and 2011, income from non-controlling interests was de minimis and, as a result, amounts are included in the consolidated statement of operations within other income (expense). Prior period amounts have been revised to conform to this presentation.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cost over the underlying net equity of investments and MasterCard's share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations.
The Company accounts for investments in common stock or in-substance common stock under the cost method of accounting when it does not exercise significant influence, generally when it holds less than 20% ownership in the entity or when the interest in a limited partnership or limited liability company is less than 5% and the Company has no significant influence over the operation of the investee. Investments in companies that MasterCard does not control, but that are not in the form of common stock or in-substance common stock, are also accounted for under the cost method of accounting. Investments for which the equity method or cost method of accounting is used are recorded in other assets on the consolidated balance sheet.
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
Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is generally derived from transactional information accumulated by our systems or reported by our customers. The Company's revenue is based on the volume of activity on cards that carry the Company's brands, the number of transactions processed or the nature of other payment-related products and services.
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards. Certain revenue is based upon information reported to us by our customers. Transaction-based revenue (transaction processing fees) is calculated by multiplying the number and type of transactions by their contractual price. Transaction-based fees are recognized as revenue in the same period as the related transactions occur. Other payment-related products and services are recognized as revenue in the same period as the related transactions occur or services are rendered.
MasterCard has business agreements with certain customers that provide for rebates or other support when the customers meet certain volume hurdles as well as other support incentives such as marketing, which are tied to performance. Rebates and incentives are recorded as a reduction of revenue at the later of (a) when the revenue is recognized by the Company or (b) at the time the rebate or incentive is offered to the customer. Rebates and incentives are calculated based upon estimated performance and the terms of the related business agreements. In addition, MasterCard may make payments to a customer directly related to entering into an agreement, which are deferred and amortized over the life of the agreement on a straight-line basis.
Business combinations - The Company accounts for business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, at their fair values at the acquisition date. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill.
Intangible assets - Intangible assets consist of capitalized software costs, trademarks, tradenames, customer relationships and other intangible assets, which have finite lives, and customer relationships which have indefinite lives. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis, which range from one to ten years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project.
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
Goodwill and indefinite-lived intangible assets are tested annually for impairment in the fourth quarter, or sooner when circumstances indicate an impairment may exist, using a qualitative analysis. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(the "component" level) if discrete financial information is prepared and regularly reviewed by management at the segment level. Components are aggregated as a single reporting unit if they have similar economic characteristics. The impairment evaluation utilizes a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount and whether it is necessary to perform a quantitative impairment test. If, after performing a qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount, then it would be necessary to use the quantitative impairment test to identify potential impairment and measure the amount of an impairment loss to be recognized (if any). The quantitative impairment test is not necessary if, after performing the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset exceeds its carrying amount. Impairment charges, if any, are recorded in general and administrative expenses.
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
Settlement and other risk management - MasterCard's rules guarantee the settlement of many of the MasterCard, Cirrus and Maestro-branded transactions between its issuers and acquirers. Settlement exposure is the outstanding settlement risk to customers under MasterCard's rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables of the failed customer. Subject to approval by the Company's Board of Directors, customers may be charged for the amount of any settlement loss incurred during the ordinary course activities of the Company.
The Company also enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. As the extent of the Company's obligations under these agreements depends entirely upon the occurrence of future events, the Company's potential future liability under these agreements is not determinable. The Company accounts for each of its guarantees by recording the guarantee at its fair value at the inception or modification date through earnings.
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed as separate line items or are included in other current liabilities on the consolidated balance sheet. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet.
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
Cash and cash equivalents - Cash and cash equivalents include certain investments with daily liquidity and with a maturity of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.
Restricted cash - The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Restrictions may include legally restricted deposits, contracts entered into with others, or the Company's statements of intention with regard to particular deposits. In December 2012, the Company made a payment into a qualified cash settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified cash settlement fund is restricted for payment under the settlement agreement. In January 2014, $164 million was returned to MasterCard from the qualified cash settlement fund related to the opt out merchants and will be reclassified to cash and cash equivalents. See Note 18 (Legal and Regulatory Proceedings) for further detail.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value - The Company measures certain financial assets and liabilities at fair value on a recurring basis by estimating the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company classifies these recurring fair value measurements into a three-level hierarchy ("Valuation Hierarchy").
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

●	Level 3-inputs to the valuation methodology are unobservable and cannot be directly corroborated by observable market data.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company's assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, nonmarketable equity investments, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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
Derivative financial instruments - The Company records all derivatives at fair value in other assets and other liabilities on the consolidated balance sheet. The Company's foreign exchange forward contracts are included in Level 2 of the Valuation Hierarchy as the fair value of these contracts are based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2013 and 2012.
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
Restricted security deposits held for MasterCard customers - MasterCard requires collateral from certain customers for settlement of their transactions. The majority of collateral for settlement is in the form of standby letters of credit and bank guarantees which are not recorded on the balance sheet. Additionally, MasterCard holds cash deposits and certificates of deposit from certain customers of MasterCard as collateral for settlement of their transactions. These assets are fully offset by corresponding liabilities included on the consolidated balance sheet.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and amortization of capital leases is included in depreciation and amortization expense.
The useful lives of the Company's assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30
Furniture and fixtures and equipment	2 - 5 years
Leasehold improvements	Shorter of life of improvement or lease term
Capital leases	Lease term
Leases - The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to lease agreements that contain lease incentives is recorded on a straight-line basis over the term of the lease.
Pension and other postretirement plans - The Company recognizes the overfunded or underfunded status of its single-employer defined benefit plans or postretirement plans as assets or liabilities on its balance sheet and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of the pension assets. Overfunded plans are aggregated and recorded in long-term other assets, while underfunded plans are aggregated and recorded as accrued expenses and long-term other liabilities.
Net periodic pension and postretirement benefit cost/(income) is recognized in general and administrative expenses in the consolidated statement of operations. These costs include service costs, interest cost, expected return on plan assets, amortization of prior service costs or credits and gains or losses previously recognized as a component of other comprehensive income or loss.
Defined contribution savings plans - The Company's contributions to defined contribution savings plans are recorded when the employee renders service to the Company. The charge is recorded in general and administrative expenses.
Advertising expense - The cost of media advertising is expensed when the advertising takes place. Advertising production costs are expensed as incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit.
Foreign currency remeasurement and translation - Monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Revenue and expense accounts are remeasured at the weighted-average exchange rate for the period. Resulting exchange gains and losses related to remeasurement are included in general and administrative expenses on the consolidated statement of operations.
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
Stock split - On December 10, 2013, the Board of Directors declared a ten-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014. Except for the amount of authorized shares and par value, all references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the stock split.
Treasury stock - The Company records the repurchase of shares of its common stock at cost on the settlement date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders' equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Share-based payments - The Company measures share-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over the requisite employee service period. The Company estimates the fair value of its non-qualified stock option awards using a Black-Scholes valuation model. The fair value of restricted stock units ("RSUs"), including performance stock units ("PSUs") granted prior to 2013, is determined and fixed on the grant date based on the Company's stock price, adjusted for the exclusion of dividend

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted in the first quarter of 2013. All share-based compensation expenses are recorded in general and administrative expenses.
Earnings per share - The Company calculates basic earnings per share ("EPS") by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options and unvested stock units using the treasury stock method. For the year ended December 31, 2011, the dilutive effect of stock options is calculated including the effects of certain equity instruments granted in share-based payment transactions under the two-class method. Unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing basic EPS under the two-class method. The Company declared non-forfeitable dividends on unvested restricted stock units and contingently issuable performance stock units (“Unvested Units”) which were granted prior to 2009.
Recent accounting pronouncements
Balance sheet offsetting - In January 2013, the Financial Accounting Standards Board ("FASB") issued accounting guidance clarifying the scope of its previously issued requirements to disclose gross and net amounts of eligible financial assets and financial liabilities recognized on the balance sheet. The Company adopted the revised accounting guidance effective January 1, 2013. See Note 20 (Foreign Exchange Risk Management) for additional disclosures related to the new guidance.
Comprehensive income - In February 2013, new accounting guidance was issued by the FASB that requires disclosure of amounts reclassified from accumulated other comprehensive income to net income. The Company adopted the revised accounting guidance effective January 1, 2013. See Note 14 (Accumulated Other Comprehensive Income) for additional disclosures related to the new guidance.
Foreign currency - In March 2013, the FASB issued clarifying accounting guidance on the release of cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The Company will adopt the revised accounting guidance effective January 1, 2014 and does not anticipate that this new accounting guidance will have a material impact on its consolidated financial statements.
Income taxes - In July 2013, the FASB issued accounting guidance that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The Company will adopt the revised accounting guidance effective January 1, 2014 and does not anticipate that this new guidance will have a material impact on its consolidated financial statements.
Note 2. Acquisitions
The Company made no acquisitions in 2013. In 2012, the Company completed three acquisitions for an aggregate cost of $70 million. The excess of purchase consideration over net assets acquired was recorded as goodwill. The goodwill is not expected to be deductible for local tax purposes.
On December 9, 2010, MasterCard entered into an agreement to acquire the prepaid card program management operations of Travelex Holdings Ltd., since renamed Access Prepaid Worldwide (“Access”). Pursuant to the terms of the acquisition agreement, the Company acquired Access on April 15, 2011, at a purchase price of 295 million U.K. pound sterling, or $481 million, including adjustments for working capital, and contingent consideration (an “earn-out”) of up to an additional 35 million U.K. pound sterling, or approximately $57 million, based on full year 2011 revenue. The Company recognized a current liability related to the earn-out of 6 million U.K. pound sterling, or approximately $9 million. The fair value of the earn-out arrangement was estimated by applying a probability-weighted income approach. The full year revenue for 2011 did not meet the requirements for payment of the earn-out and therefore the liability was eliminated and the Company recorded other income of $9 million in 2011.
In connection with the acquisition of Access, the Company recognized $6 million of acquisition-related expenses, which consisted primarily of professional fees related to completing the transaction. These amounts were included in general and administrative expenses. The consolidated financial statements include the operating results of Access from the date of the acquisition. Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2013	2012	2011
	(in millions, except per share data)
Numerator:
Net income	$3,116	$2,759	$1,906
Less: Net income allocated to Unvested Units	—	—	—
Net income allocated to common shares	$3,116	$2,759	$1,906
Denominator[1]:
Basic EPS weighted-average shares outstanding	1,211	1,253	1,279
Dilutive stock options and stock units	4	4	4
Diluted EPS weighted-average shares outstanding[2]	1,215	1,258	1,284
Earnings per Share
Basic	$2.57	$2.20	$1.49
Diluted	$2.56	$2.19	$1.48
* Table may not sum due to rounding.
1 The number of shares and per share amounts have been retroactively restated to reflect the ten-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014.
2 For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2013	2012	2011
	(in millions)
Cash paid for income taxes, net of refunds	$1,215	$1,046	$908
Cash paid for interest	2	—	—
Cash paid for legal settlements[1]	—	65	303
Non-cash investing and financing activities:
Dividends declared but not yet paid	131	37	19
Assets recorded pursuant to capital lease	7	11	14
Fair value of assets acquired, net of cash acquired	—	73	549
Fair value of liabilities assumed related to acquisitions	—	3	89

1 Amounts in 2012 primarily represent payments under settlement agreements related to the U.S. merchant litigations. Amounts paid into escrow related to the U.S. merchant class litigation is not included in this table. Amounts in 2011 primarily represent payments under a settlement agreement relating to the U.S. federal antitrust litigation between MasterCard and American Express Company. Under the terms of the American Express Settlement, MasterCard made 12 quarterly payments of $150 million beginning in the third quarter of 2008. The Company made its final quarterly payment of $150 million in June 2011.
Note 5. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of December 31, 2013 and 2012 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements in the Valuation Hierarchy. No transfers were made among the three levels in the Valuation Hierarchy during the years ended December 31, 2013 and 2012.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities[1]	$—	$267	$—	$267
U.S. Government and Agency securities[2]	—	560	—	560
Taxable short-term bond funds	—	—	—	—
Corporate securities	—	1,426	—	1,426
Asset-backed securities	—	364	—	364
Auction rate securities	—	—	11	11
Other	—	79	—	79
Total	$—	$2,696	$11	$2,707

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities[1]	$—	$531	$—	$531
U.S. Government and Agency securities[2]	—	582	—	582
Taxable short-term bond funds	210	—	—	210
Corporate securities	—	1,246	—	1,246
Asset-backed securities	—	316	—	316
Auction rate securities	—	—	32	32
Other	—	63	—	63
Total	$210	$2,738	$32	$2,980
1 Available-for-sale municipal securities are carried at fair value and are included in the above tables. However, a held-to-maturity municipal bond was carried at amortized cost and excluded from the table at December 31, 2012.
2 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $723 million and $726 million at December 31, 2013 and 2012, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 10 (Accrued Expenses and Accrued Litigation) and Note 18 (Legal and Regulatory Proceedings) for further details.
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
The Company's auction rate securities (“ARS”) investments have been classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components. This valuation may be revised in future periods as market conditions evolve. The Company has considered the lack of liquidity in the ARS market and the lack of comparable, orderly transactions when estimating the fair value of its ARS portfolio. Historically, the Company used the income approach, which included a discounted cash flow analysis of the estimated future cash flows adjusted by a risk premium for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ARS portfolio, to estimate the fair value of its ARS portfolio. The Company estimated the fair value of its ARS portfolio to be a 10% discount to the par value as of December 31, 2013 and 2012. The Company did not realize any material losses on its ARS portfolio during the year ended December 31, 2013.
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
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At December 31, 2013 and 2012, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the fair value hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company's settlement and other guarantee liabilities, see Note 19 (Settlement and Other Risk Management).
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
Non-Financial Instruments
Certain assets and liabilities are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing. The Company's non-financial assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$267	$—	$—	$267
U.S. Government and Agency securities	560	—	—	560
Taxable short-term bond funds	—	—	—	—
Corporate securities	1,425	2	(1)	1,426
Asset-backed securities	364	—	—	364
Auction rate securities[1]	12	—	(1)	11
Other	79	—	—	79
Total	$2,707	$2	$(2)	$2,707

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$522	$9	$—	$531
U.S. Government and Agency securities	582	—	—	582
Taxable short-term bond funds	209	1	—	210
Corporate securities	1,245	2	(1)	1,246
Asset-backed securities	316	—	—	316
Auction rate securities[1]	35	—	(3)	32
Other	66	—	—	66
Total	$2,975	$12	$(4)	$2,983
1 The unrealized losses related to ARS, which have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired. The ARS are included in other assets on the consolidated balance sheet. See Note 6 (Prepaid Expenses and Other Assets).
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
Beginning on February 11, 2008, the auction mechanism that normally provided liquidity to the ARS investments began to fail. Since mid-February 2008, all investment positions in the Company’s ARS investment portfolio have experienced failed auctions. The securities for which auctions have failed have continued to pay interest in accordance with the contractual terms of such instruments and will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. As of December 31, 2013, the ARS market remained illiquid, but issuer call and redemption activity in the ARS student loan sector has occurred periodically since the auctions began to fail. During 2013, 2012 and 2011, the Company did not sell any ARS in the auction market, but there were calls at par.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below includes a roll-forward of the Company’s ARS investments from January 1, 2012 to December 31, 2013.

Significant Unobservable Inputs (Level 3)
(in millions)
Fair value, December 31, 2011	$70
Calls, at par	(42)
Recovery of unrealized losses due to issuer calls	4
Fair value, December 31, 2012	32
Calls, at par	(23)
Recovery of unrealized losses due to issuer calls	2
Fair value, December 31, 2013	$11
The Company evaluated the estimated impairment of its ARS portfolio to determine if it was other-than-temporary. The Company considered several factors including, but not limited to, the following: (1) the reasons for the decline in value (changes in interest rates, credit event, or market fluctuations); (2) assessments as to whether it is more likely than not that it will hold and not be required to sell the investments for a sufficient period of time to allow for recovery of the cost basis; (3) whether the decline is substantial; and (4) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. The risks and uncertainties include changes in credit quality, market liquidity, timing and amounts of issuer calls, and interest rates. The securities are fully collateralized by student loans with guarantees (ranging from approximately 95% to 98% of principal and interest) by the U.S. government via the Department of Education. As of December 31, 2013, the Company believed that the unrealized losses on the ARS were not related to credit quality but rather due to the lack of liquidity in the market. The Company believes that it is more likely than not that the Company will hold and not be required to sell its ARS investments until recovery of their cost basis which may be at maturity or earlier if called. Therefore, the Company does not consider the unrealized losses to be other-than-temporary. The Company estimated a 10% discount to the par value of the ARS portfolio at December 31, 2013 and 2012. The pre-tax impairment included in accumulated other comprehensive income related to the Company’s ARS was $1 million and $3 million as of December 31, 2013 and 2012, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flow analysis would have increased the impairment by less than $1 million at December 31, 2013 and $2 million at December 31, 2012.
Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2013 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,562	$1,562
Due after 1 year through 5 years	1,121	1,122
Due after 5 years through 10 years	11	11
Due after 10 years	13	12
Total	$2,707	$2,707
Securities due after ten years are primarily ARS.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Income:
Components of net investment income for each of the years ended December 31 were as follows:

	2013	2012	2011
	(in millions)
Interest income	$33	$36	$44
Investment securities available-for-sale:
Gross realized gains	7	2	10
Gross realized losses	(2)	(1)	(2)
Total investment income, net	$38	$37	$52

Interest income primarily consists of interest income generated from cash, cash equivalents, investment securities available-for-sale and investment securities held-to-maturity.
Note 6. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2013	2012
	(in millions)
Customer and merchant incentives	$239	$222
Investment securities held-to-maturity	—	36
Prepaid income taxes	36	77
Income taxes receivable	4	163
Other	192	183
Total prepaid expenses and other current assets	$471	$681
Other assets consisted of the following at December 31:

	2013	2012
	(in millions)
Customer and merchant incentives	$531	$404
Nonmarketable equity investments	229	249
Auction rate securities available-for-sale, at fair value	11	32
Income taxes receivable	78	72
Other	53	52
Total other assets	$902	$809
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2013	2012
	(in millions)
Building and land	$451	$419
Equipment	344	314
Furniture and fixtures	48	54
Leasehold improvements	77	71
Property, plant and equipment	920	858
Less accumulated depreciation and amortization	(394)	(386)
Property, plant and equipment, net	$526	$472
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
As of December 31, 2013 and 2012, capital leases, excluding the capital lease noted above, of $30 million and $23 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $21 million and $10 million as of December 31, 2013 and 2012, respectively.
Depreciation and amortization expense for the above property, plant and equipment was $92 million, $84 million and $77 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 8. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in millions)
Beginning balance	$1,092	$1,014
Goodwill acquired during the year	—	48
Foreign currency translation	30	30
Ending balance	$1,122	$1,092

During 2012, the Company acquired three businesses and recognized $48 million of related goodwill. The Company had no accumulated impairment losses for goodwill at December 31, 2013 or 2012. Based on annual impairment testing, the Company's reporting unit is not at significant risk of goodwill impairment.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Capitalized software	$699	$(404)	$295	$786	$(506)	$280
Trademarks and tradenames	49	(38)	11	48	(31)	17
Customer relationships	237	(84)	153	230	(54)	176
Other	20	(8)	12	11	(5)	6
Total	1,005	(534)	471	1,075	(596)	479
Unamortized intangible assets:
Customer relationships	201	—	201	193	—	193
Total	$1,206	$(534)	$672	$1,268	$(596)	$672

The increase in the net carrying amount of capitalized software in 2013 was primarily related to additions in internally developed software and purchased software. The increase in the net carrying amount of capitalized software in 2012 was primarily related to additions in internally developed software, purchased software and acquisitions. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.
Amortization and impairment expense on the assets above amounted to $166 million, $149 million and $118 million in 2013, 2012 and 2011, respectively. The following table sets forth the estimated future amortization expense on amortizable intangible assets on the balance sheet at December 31, 2013 for the years ending December 31:

(in millions)
2014	$178
2015	133
2016	74
2017	31
2018 and thereafter	55
$471

Note 10. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2013	2012
	(in millions)
Customer and merchant incentives	$1,286	$1,058
Personnel costs	413	354
Advertising	149	122
Income and other taxes	95	94
Other	158	120
Total accrued expenses	$2,101	$1,748
As of December 31, 2013 and 2012, the Company's provision related to U.S. merchant litigations was $886 million and $726 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

litigation on the consolidated balance sheet. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt out merchants. The accrued litigation item also includes $68 million related to the timing of MasterCard's administration of the short-term reduction in default credit interchange from U.S. issuers. There is a corresponding equal amount presented in settlement due from customers. See Note 18 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 11. Pension Plans, Postretirement Plans, Savings Plans and Other Benefits
The Company maintains various pension, postretirement, savings and other postemployment benefit plans that cover substantially all employees worldwide.
U.S. employees hired before July 1, 2007 participate in a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature. In 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit effective January 1, 2013. Plan participants continue to earn interest credits. In 2013, the Company recorded a $2 million partial settlement charge from lump sum distribution activity in the Qualified Plan. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.
The Company also has an unfunded non-qualified supplemental executive retirement plan (the “Non-qualified Plan”) that provides certain key employees with supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws. The Non-qualified Plan had settlement gains in 2011 resulting from payments to participants.
Internationally-based employees of the Company participate in plans that cover various pension and postemployment benefits specific to their country of employment. These benefits are incorporated into the disclosures below as they are not a material component of the total benefit obligations, fair value of plan assets, or plan funded status. Prior period amounts have been revised to conform to this presentation. The term “Pension Plans” includes the Qualified Plan, the Non-qualified Plan and these international defined benefit pension plans.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007. The U.S. postretirement plan and the various international postemployment benefit plans are collectively referred to as the “Postretirement Plans”.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses a December 31 measurement date for its Pension Plans and its Postretirement Plans (collectively the "Plans"). The following table sets forth the Plans' funded status, key assumptions and amounts recognized in the Company's consolidated balance sheet at December 31:

	Pension Plans		Postretirement Plans
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$268	$244	$93	$87
Service cost	10	11	3	2
Interest cost	10	10	3	3
Plan participants' contributions	—	—	1	1
Actuarial (gain) loss	6	14	(16)	6
Benefits paid	(13)	(11)	(4)	(6)
Benefit obligation at end of year	$281	$268	$80	$93

Change in plan assets
Fair value of plan assets at beginning of year	$267	$243	$—	$—
Actual return on plan assets	11	25	—	—
Employer contributions	10	10	3	5
Plan participants' contributions	—	—	1	1
Benefits paid	(13)	(11)	(4)	(6)
Fair value of plan assets at end of year	$275	$267	$—	$—

Funded status
Fair value of plan assets at end of year	$275	$267	$—	$—
Benefit obligation at end of year	281	268	80	93
Funded status at end of year	$(6)	$(1)	$(80)	$(93)

Amounts recognized on the consolidated balance sheet consist of:
Prepaid expenses, long term	$—	$5	$—	$—
Accrued expenses	(2)	(3)	(4)	(4)
Other liabilities, long term	(4)	(3)	(76)	(89)
	$(6)	$(1)	$(80)	$(93)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$52	$50	$(8)	$7
Prior service credit	—	—	—	—
	$52	$50	$(8)	$7

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	4.46%	3.50%	4.75%	3.75%
Rate of compensation increase
Qualified Plan	*	*	*	*
Non-Qualified Plan	5.00%	5.00%	*	*
International pension plans	2.82%	*	*	*
Postretirement Plans	*	*	3.00%	5.37%
* Not Applicable

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated benefit obligation of the Pension Plans was $280 million and $267 million at December 31, 2013 and 2012, respectively.
The benefit obligations and plan assets of the Pension Plans that had benefit obligations in excess of plan assets were as follows at December 31, 2013 and 2012:

	2013	2012
	(in millions)
Projected benefit obligation	$281	$6
Accumulated benefit obligation	280	5
Fair value of plan assets	275	—
The assumed health care cost trend rates at December 31 for the Postretirement Plans were as follows:

	2013	2012
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019
Components of net periodic benefit cost recorded in general and administrative expenses were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$10	$11	$14	$3	$2	$3
Interest cost	10	10	12	3	3	3
Expected return on plan assets	(13)	(14)	(19)	—	—	—
Settlement (gain) loss	2	—	(1)	—	—	—
Amortization:
Actuarial loss (gain)	3	4	2	—	—	(1)
Prior service credit	—	(2)	(2)	—	—	—
Net periodic benefit cost	$12	$9	$6	$6	$5	$5
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
	(in millions)
Settlement gain (loss)	$(2)	$—	$1	$—	$—	$—
Current year actuarial loss (gain)	7	4	15	(15)	6	15
Amortization of actuarial (loss) gain	(3)	(4)	(2)	—	—	1
Amortization of prior service credit	—	2	2	—	—	—
Total recognized in other comprehensive income (loss)	$2	$2	$16	$(15)	$6	$16
Total recognized in net periodic benefit cost and other comprehensive income	$14	$11	$22	$(9)	$11	$21

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows:

	Pension Plans	Postretirement Plans
	(in millions)
Actuarial loss	$4	$—
Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.30%	4.25%	5.00%	3.75%	4.25%	5.25%
Expected return on plan assets	3.29%	6.00%	8.00%	*	*	*
Rate of compensation increase:
Qualified Plan	*	5.37%	5.37%	*	*	*
Non-Qualified Plan	5.00%	5.00%	5.00%	*	*	*
International pension plans	2.24%	*	*	*	*	*
Postretirement Plans	*	*	*	5.37%	5.37%	5.37%
* Not Applicable
The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plans. A one-percentage point change in assumed health care cost trend rates for 2013 would have the following effects:

	1% increase	1% decrease
	(in millions)
Effect on postretirement obligation	$7	$(6)
The effect on total service and interest cost components would be less than $1 million.
The Company's discount rate assumptions are based on a yield curve derived from high quality corporate bonds, which is matched to the expected cash flows to each of the respective Plans.
For the Qualified Plan, the Company considered the following to determine the assumption for the expected weighted-average return on plan assets: (1) historical return data for both the equity and fixed income markets over the past ten-, twenty- and thirty-year periods; (2) projected returns for both equity and fixed income; and (3) the weighting of assets within our portfolio at December 31, 2013 by class.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth by level, within the Valuation Hierarchy, the Pension Plans' assets at fair value as of December 31, 2013 and 2012:

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market	$115	$—	$—	$115
Domestic small cap equity	10	—	—	10
International equity	9	—	—	9
Common and collective funds:
Domestic large cap equity	—	31	—	31
Domestic fixed income	—	101	—	101
Insurance contracts	—	9	—	9
Total	$134	$141	$—	$275

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market	$2	$—	$—	$2
Domestic small cap equity	12	—	—	12
International equity	12	—	—	12
Common and collective funds:
Domestic large cap equity	—	32	—	32
Domestic fixed income	—	209	—	209
Total	$26	$241	$—	$267
Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2013, 2012 or 2011. However, the Company did make voluntary contributions of $10 million and $20 million to the Qualified Plan in 2012 and 2011, respectively. The Company is not required to contribute to the Qualified Plan in 2014 and does not intend to make a contribution in 2014. The international defined benefit pension plans are subject to statutory regulations for funding and the Company estimates it will contribute approximately $10 million to these plans in 2014. The Company does not make any contributions to the Non-qualified Plan or to its Postretirement Plans, other than funding benefit payments.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes expected benefit payments through 2023 for the Pension Plans and the Postretirement Plans, including those payments expected to be paid from the Company's general assets. Since the majority of the benefit payments for the Pension Plans are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

		Postretirement Plans
	Pension Plans	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
	(in millions)
2014	$24	$4	$—	$4
2015	22	4	—	4
2016	19	4	—	4
2017	20	4	—	4
2018	22	5	—	5
2019 - 2023	92	25	1	24
Savings Plans
Substantially all of the Company's U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees' contributions up to certain limits. In addition, the Company has several defined contribution plans outside of the United States. The Company's contribution expense related to all of its defined contribution plans was $51 million, $41 million and $35 million for 2013, 2012 and 2011, respectively.
Severance Plans
The Company provides limited postemployment benefits to eligible former employees, primarily severance under formal severance plans. The Company accounts for severance expense by accruing the expected cost of the severance benefits expected to be provided after employment over their relevant service periods. The Company updates the assumptions in determining the severance accrual by evaluating the actual severance activity and long-term trends underlying the assumptions. Total severance expense of $24 million, $29 million and $23 million in 2013, 2012 and 2011, respectively, was included in general and administrative expenses in the accompanying consolidated statement of operations.
Note 12. Debt
On November 16, 2013, the Company extended its committed unsecured revolving credit facility, dated as of November 16, 2012 (the “Credit Facility”) for an additional year.  The expiration date of the Credit Facility is November 15, 2018.  The available funding under the Credit Facility will remain at $3 billion through November 16, 2017 and then decrease to $2.95 billion during the final year of the Credit Facility agreement.  Other terms and conditions of the Credit Facility remain unchanged.  The option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company's customers. In addition, for business continuity planning and related purposes, the Company may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company's credit rating. At December 31, 2013, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. MasterCard had no borrowings under the Credit Facility at December 31, 2013 and 2012.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2013 and 2012. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.

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
The Company also has $35 million in debt outside the United States that is included in other current liabilities on the consolidated balance sheet at December 31, 2013.
Note 13. Stockholders’ Equity
Classes of Capital Stock
MasterCard's amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	—	No shares issued or outstanding at December 31, 2013 and 2012, respectively. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Ownership and Governance Structure
Equity ownership and voting power of the Company's shares were allocated as follows as of December 31:

	2013		2012
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	86.1%	89.5%	85.9%	89.4%
Principal or Affiliate Customers (Class B stockholders)	3.8%	—%	3.9%	—%
The MasterCard Foundation (Class A stockholders)	10.1%	10.5%	10.2%	10.6%
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
The MasterCard Foundation
In connection and simultaneously with its 2006 initial public offering (the "IPO"), the Company issued and donated 135 million newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, the Foundation became able to resell the donated shares in May 2010 and to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years, which was extended in 2011 to 15 years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On February 5, 2013, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the "February 2013 Share Repurchase Program").  This program became effective at the completion of the Company's June 2012 Share Repurchase Program, which occurred in March 2013.
On December 10, 2013, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the "December 2013 Share Repurchase Program").  During January 2014, the Company exhausted its purchases under the February 2013 Share Repurchase Program and began purchasing shares under the December 2013 Share Repurchase Program.  As of January 24, 2014, the cumulative repurchases by the Company under both the February 2013 Share Repurchase Program and December 2013 Share Repurchase Program in 2014 totaled approximately 4.2 million shares of Class A common stock for an aggregate cost of approximately $351 million, at an average price of $83.00 per share of Class A common stock.  As of January 24, 2014, the Company had approximately $3.3 billion remaining under the December 2013 Share Repurchase Program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through December 31, 2013, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	April 2011[1]	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$2,000	$9,000
Dollar-value of shares repurchased in 2011	**	**	**	$1,148	$1,148
Remaining authorization at December 31, 2011	**	**	**	$852	$852
Dollar-value of shares repurchased in 2012	**	**	$896	$852	$1,748
Remaining authorization at December 31, 2012	**	**	$604	$—	$604
Dollar-value of shares repurchased in 2013	$—	$1,839	$604	$—	$2,443
Remaining authorization at December 31, 2013	$3,500	$161	$—	$—	$3,661
Shares repurchased in 2011	**	**	**	44.3	44.3
Average price paid per share in 2011	**	**	**	$25.89	$25.89
Shares repurchased in 2012	**	**	19.5	21.1	40.6
Average price paid per share in 2012	**	**	$46.02	$40.35	$43.07
Shares repurchased in 2013	—	29.2	11.7	—	40.9
Average price paid per share in 2013	$—	$63.01	$51.72	$—	$59.78
Cumulative shares repurchased through December 31, 2013	—	29.2	31.1	65.4	125.7
Cumulative average price paid per share	$—	$63.01	$48.16	$30.56	$42.45
** Not applicable
1 The initial authorization in September 2010 for $1 billion was amended in April 2011 to increase the authorization to $2 billion.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans, Net of Tax	Investment Securities Available-for-Sale, Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$30	$(32)	$—	$(2)
Current period other comprehensive income (loss) *	63	(5)	5	63
Balance at December 31, 2012	93	(37)	5	61
Current period other comprehensive income (loss) *	113	8	(4)	117
Balance at December 31, 2013	$206	$(29)	$1	$178

* During the years ended December 31, 2013 and 2012, $6 million and $13 million of deferred costs related to the Company's Pension Plans and Postretirement Plans were reclassified from accumulated other comprehensive income to general and administrative expense. In addition, $5 million and $1 million of net gains on available-for-sale investment securities were recognized in investment income during the years ended December 31, 2013 and 2012, respectively. Tax amounts related to these items are insignificant.
Note 15. Share-Based Payment and Other Benefits
In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan, which was amended and restated as of October 13, 2008 (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.
The Company has granted non-qualified stock options (“Options”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the LTIP. The options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The RSUs and PSUs vest after three to four years. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.
Upon termination of employment, a participant's unvested awards are forfeited. However, when a participant terminates employment due to disability or retirement more than six months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than six months.
There are approximately 116 million shares of Class A common stock authorized for equity awards under the LTIP. Although the LTIP permits the issuance of shares of Class B common stock, no such shares have been authorized for issuance. Shares issued as a result of option exercises and the conversions of RSUs and PSUs were funded primarily with the issuance of new shares of Class A common stock.
Stock Options
The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2013	2012	2011
Risk-free rate of return	0.8%	1.2%	2.6%
Expected term (in years)	5.00	6.25	6.25
Expected volatility	27.1%	35.2%	33.7%
Expected dividend yield	0.5%	0.3%	0.2%
Weighted-average fair value per option granted	$12.33	$14.85	$8.91

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. In 2013, the expected term and the expected volatility were based on historical MasterCard information. In 2012 and 2011, the Company utilized the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. The expected volatility in 2012 and 2011 was based on the average of the implied volatility of MasterCard and a blend of the historical volatility of MasterCard and the historical volatility of a group of comparable companies. The expected dividend yields were based on the Company's expected annual dividend rate on the date of grant.
The following table summarizes the Company's option activity for the year ended December 31, 2013:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2013	6,415	$25
Granted	1,832	$52
Exercised	(1,242)	$21
Forfeited/expired	(45)	$46
Outstanding at December 31, 2013	6,960	$33	7.1	$355
Exercisable at December 31, 2013	2,965	$21	5.7	$185
Options vested and expected to vest at December 31, 2013	6,862	$32	7.1	$351
As of December 31, 2013, there was $24 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
The following table summarizes the Company's RSU activity for the year ended December 31, 2013:

	Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2013	5,456	$30
Granted	1,530	$52
Converted	(1,496)	$23
Forfeited/expired	(160)	$36
Outstanding at December 31, 2013	5,330	$38	1.1	$445
RSUs vested and expected to vest at December 31, 2013	5,165	$38	1.1	$432

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company's Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company's Class A common stock after the vesting period. As of December 31, 2013, there was $83 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units
The following table summarizes the Company's PSU activity for the year ended December 31, 2013:

	Units	Weighted-Average Issue-Date Fair Value1,	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2013	1,135	$27
Issued	180	$56
Performance	49	$32
Converted	(577)	$52
Forfeited/expired	—	$—
Outstanding at December 31, 2013	787	$37	0.9	$66
PSUs vested and expected to vest at December 31, 2013	771	$37	0.9	$64
1 For PSUs issued in 2012 and 2011, the grant date is not established until the performance terms are fixed and the ultimate number of shares to be issued is determined. PSUs issued and converted during 2013 show a weighted-average grant-date fair value in the above figure.
In 2013, PSUs containing performance and market conditions were issued.  Performance measures used to determine the actual number of shares that vest after three years include net revenue growth, EPS growth, and relative total shareholder return (“TSR”).  Relative TSR is considered a market condition, while net revenue and EPS growth are considered performance conditions.  The Monte Carlo simulation valuation model is used to determine the grant-date fair value.
The PSUs issued in 2012 and 2011 contain performance conditions based on the Company's performance against an annually predetermined return on equity goal, with an average return on equity per year over the three-year period commencing on January 1 of the grant year. The initial fair value of each PSU is the closing price on the New York Stock Exchange of the Company's Class A common stock on the date of issuance. Given that the performance conditions are subjective and not fixed on the date of issuance, these PSUs will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. The grant-date fair value for each PSU issued in 2011 is $82.
Compensation expenses for PSUs are recognized over the requisite service period if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2013, there was $11 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Information
On July 18, 2006, the Company's stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan, which was amended and restated as of June 5, 2012 (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company.
The following table includes additional share-based payment information for each of the years ended December 31:

	2013	2012	2011
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$121	$88	$79
Income tax benefit recognized for equity awards	42	30	28
Income tax benefit related to options exercised	16	27	7
Additional paid-in-capital balance attributed to equity awards	233	187	151

Options:
Total intrinsic value of Options exercised	48	77	22
RSUs:
Weighted-average grant-date fair value of awards granted	52	42	26
Total intrinsic value of RSUs converted into shares of Class A common stock	78	91	4
PSUs:
Weighted-average issue-date fair value of awards granted	56	39	22
Total intrinsic value of PSUs converted into shares of Class A common stock	29	27	93
DSUs:
General and administrative expense	2	1	1
Total intrinsic value of DSUs converted into shares of Class A common stock	2	2	2

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16. Commitments
At December 31, 2013, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2014	$379	$8	$24	$347
2015	163	1	25	137
2016	84	—	23	61
2017	41	—	18	23
2018	22	—	11	11
Thereafter	45	—	24	21
Total	$734	$9	$125	$600

Included in the table above are capital leases with a net present value of minimum lease payments of $9 million. In addition, at December 31, 2013, $46 million of the future minimum payments in the table above for operating leases, sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space was $38 million, $36 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $14 million, $11 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 17. Income Taxes
The total income tax provision for the years ended December 31 is comprised of the following components:

	2013	2012	2011
		(in millions)
Current
Federal	$1,010	$524	$619
State and local	33	24	30
Foreign	456	390	369
	1,499	938	1,018
Deferred
Federal	(100)	248	(155)
State and local	(4)	7	(6)
Foreign	(11)	(19)	(15)
	(115)	236	(176)
Income tax expense	$1,384	$1,174	$842
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2013	2012	2011
		(in millions)
United States	$2,741	$2,508	$1,415
Foreign	1,759	1,425	1,333
Income before income taxes	$4,500	$3,933	$2,748
MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $3.5 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2013 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, it is not practicable to determine the amount of the tax and credits.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35.0% to pretax income for the years ended December 31, as a result of the following:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income tax expense	$4,500		$3,933		$2,748

Federal statutory tax	1,575	35.0%	1,376	35.0%	961	35.0%
State tax effect, net of federal benefit	19	0.4%	23	0.6%	14	0.5%
Foreign tax effect	(208)	(4.6)%	(175)	(4.4)%	(133)	(4.9)%
Non-deductible expenses and other differences	13	0.3%	(21)	(0.5)%	34	1.2%
Tax exempt income	(1)	—%	(2)	(0.1)%	(3)	(0.1)%
Foreign repatriation	(14)	(0.3)%	(27)	(0.7)%	(31)	(1.1)%
Income tax expense	$1,384	30.8%	$1,174	29.9%	$842	30.6%
Effective Income Tax Rate
The effective income tax rates for the years ended December 31, 2013, 2012 and 2011 were 30.8%, 29.9% and 30.6%, respectively. The effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to the recognition of a discrete benefit relating to additional export incentives in 2012 and a lower benefit related to foreign repatriations in 2013, which was partially offset by a more favorable mix of earnings in 2013. The effective tax rate for 2012 was lower than the effective tax rate for 2011 primarily due to discrete benefits related to additional export incentives and the conclusion of tax examinations in certain jurisdictions, as well as a larger benefit from the domestic production activities deduction in the U.S. related to the Company's authorization software.
In 2010, in connection with the expansion of the Company's operations in the Asia Pacific, Middle East and Africa region, the Company's subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2013, 2012 and 2011, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL's income tax liability of $76 million, or $0.62 per diluted share, $64 million, or $0.51 per diluted share, and $44 million, or $0.34 per diluted share, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
	(in millions)
Deferred Tax Assets
Accrued liabilities	$124	$91
Compensation and benefits	201	173
State taxes and other credits	99	96
Net operating losses	39	34
Other items	46	31
Less: Valuation allowance	(28)	(25)
Total Deferred Tax Assets	481	400

Deferred Tax Liabilities
Prepaid expenses and other accruals	50	56
Intangible assets	97	113
Property, plant and equipment	116	122
Other items	37	42
Total Deferred Tax Liabilities	300	333

Net Deferred Tax Assets[1]	$181	$67

1 $5 million and $17 million of current deferred tax liabilities have been included in other current liabilities on the balance sheet at December 31, 2013 and 2012, respectively.
The 2013 and 2012 valuation allowances relate primarily to the Company's ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.
A reconciliation of the beginning and ending balance for the Company's unrecognized tax benefits for the years ended December 31, is as follows:

	2013	2012	2011
		(in millions)
Beginning balance	$257	$214	$165
Additions:
Current year tax positions	80	58	34
Prior year tax positions	12	15	23
Reductions:
Prior year tax positions	(8)	(21)	(2)
Settlements with tax authorities	(2)	(2)	(1)
Expired statute of limitations	(19)	(7)	(5)
Ending balance	$320	$257	$214
The entire unrecognized tax benefits of $320 million, if recognized, would reduce the effective tax rate. It is possible that the amount of unrecognized benefit with respect to the Company's uncertain tax positions may change within the next twelve months. An estimate of the range of possible changes cannot be made until the issues are further developed, the examinations close or the statutes expire. The Company is subject to tax in the United States, Belgium, Singapore and various other foreign jurisdictions, as well as state and local jurisdictions. The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2002.
It is the Company's policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. For the years ended December 31,

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2013, 2012 and 2011, the Company recorded tax-related interest income of $4 million, $1 million and $2 million, respectively, in its consolidated statement of operations. At December 31, 2013 and 2012 the Company had a net income tax-related interest payable of $17 million and $15 million, respectively, in its consolidated balance sheet. At December 31, 2013 and 2012, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not significant.
Note 18. Legal and Regulatory Proceedings
MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.  Some of these proceedings are based on complex claims involving substantial uncertainties and unascertainable damages.  Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, except as discussed below, MasterCard has not established reserves for any of these proceedings.  Except as identified below, MasterCard does not believe that the outcome of any existing legal or regulatory proceedings to which it is a party will have a material adverse effect on its results of operations, financial condition or overall business.  However, with respect to the matters discussed below, an adverse judgment or other outcome or settlement with respect to any such proceedings could result in fines or payments by MasterCard and/or could require MasterCard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant. Any of these events could have a material adverse effect on MasterCard’s results of operations, financial condition and overall business.
Department of Justice Antitrust Litigation and Related Private Litigations
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to leverage a 1998 action by the U.S. Department of Justice against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. In that action, a federal district court concluded that both MasterCard’s Competitive Programs Policy and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) constituted unlawful restraints of trade under the federal antitrust laws. The state court in the Attridge action granted the defendants' motion to dismiss the plaintiffs’ state antitrust claims but denied the defendants' motion to dismiss the plaintiffs' Section 17200 unfair competition claims. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court's settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013, to which the objectors have appealed.
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
In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continues to be outstanding cases. As discussed above under “Department of Justice Antitrust Litigation and Related Private Litigations,” in September 2009, the parties to the California state court actions executed a settlement agreement subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made a payment of $6 million required by the settlement agreement. As noted above in more detail, the plaintiff from the Attridge action and three other objectors have filed appeals of the trial court’s final approval in April 2013 of a revised settlement.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ATM Non-Discrimination Rule Surcharge Complaints
In October 2011, a trade association of independent Automated Teller Machine (“ATM”) operators and 13 independent ATM operators filed a complaint styled as a class action lawsuit in the U.S. District Court for the District of Columbia against both MasterCard and Visa (the “ATM Operators Complaint”).  Plaintiffs seek to represent a class of non-bank operators of ATM terminals that operate ATM terminals in the United States with the discretion to determine the price of the ATM access fee for the terminals they operate. Plaintiffs allege that MasterCard and Visa have violated Section 1 of the Sherman Act by imposing rules that require ATM operators to charge non-discriminatory ATM surcharges for transactions processed over MasterCard’s and Visa’s respective networks that are not greater than the surcharge for transactions over other networks accepted at the same ATM.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.
Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against MasterCard and Visa on behalf of putative classes of users of ATM services (the “ATM Consumer Complaints”).  The claims in these actions largely mirror the allegations made in the ATM Operators Complaint described above, although these complaints seek damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank and non-bank ATM operators as a result of the defendants’ ATM rules.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard moved to dismiss the complaints for failure to state a claim. In February 2013, the district court granted MasterCard's motion to dismiss the complaints. The plaintiffs’ motion seeking approval to amend their complaints was denied by the district court in December 2013. The plaintiffs have appealed the dismissal of both their complaints and their motion to amend their complaints.
Interchange Litigation and Regulatory Proceedings
Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system's cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard's interchange fees and other practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions, including the proceedings described below. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of these interchange proceedings (except as otherwise indicated below), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. Some of the proceedings described below could have a significant impact on our customers in the applicable country and on MasterCard’s level of business in those countries. The proceedings reflect the significant and intense legal, regulatory and legislative scrutiny worldwide that interchange fees and acceptance practices have been receiving. When taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and acceptance practices may have a material adverse effect on the Company’s prospects for future growth and its overall results of operations, financial position and cash flows.
United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints are styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against MasterCard International Incorporated, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints are generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that MasterCard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the no surcharge rule) in violation of antitrust laws and engaged in unlawful tying and bundling of certain products and services. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs have filed a consolidated class action complaint that seeks treble damages, as well as attorneys’ fees and injunctive relief.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2006, the group of purported merchant class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and financial institutions in connection with the IPO: (1) violate U.S. antitrust laws and (2) constituted a fraudulent conveyance because the financial institutions allegedly attempted to release, without adequate consideration, MasterCard’s right to assess them for MasterCard's litigation liabilities. In November 2008, the district court granted MasterCard's motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. The class plaintiffs repled their complaint. The causes of action and claims for relief in the complaint generally mirror those in the plaintiffs' original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 rebutting the plaintiffs’ assertions both with respect to liability and damages.
In February 2011, MasterCard and MasterCard International Incorporated entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of financial institutions; and (2) a MasterCard settlement and judgment sharing agreement with a number of financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which MasterCard, the Visa parties and the financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the cases in the merchant litigations.  Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the financial institutions and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the financial institutions with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs (the terms of which were consistent with a memorandum of understanding that was executed by the parties in July 2012). The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. MasterCard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its No Surcharge Rule. The court granted final approval of the settlement in December 2013, which has been appealed by objectors to the settlement.
Merchants representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period chose to opt out of the class settlement. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and over 25 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Those cases are in the early stages and the defendants have consolidated all of these matters (except for one state court action) in front of the same court that is overseeing the approval of the settlement. In addition, certain competitors have raised objections to the settlement, including Discover. Discover’s objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. At December 31, 2013, MasterCard had $723 million in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund based upon the percentage of purchase volume represented by the opt out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to these opt out merchants, representing a change in its estimate of possible losses relating to these matters.  Accordingly, as of December 31, 2013, MasterCard had accrued a liability of $818 million as a reserve for both the merchant class litigation and the filed and anticipated opt out merchant cases.
The portion of the accrued liability relating to the opt out merchants does not represent an estimate of a loss, if any, if the opt out merchant matters were litigated to a final outcome, in which case MasterCard cannot estimate the potential liability. MasterCard’s estimate involves significant judgment and may change depending on progress in settlement negotiations or depending upon decisions in any opt out merchant cases. In addition, in the event that the merchant class litigation settlement approval is overturned on appeal, a negative outcome in the litigation could have a material adverse effect on MasterCard’s results of operations, financial position and cash flows.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. In July 2013, the Competition Tribunal issued a decision in MasterCard’s favor and dismissed the CCB’s application, which was not appealed. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court held a class certification hearing in April 2013. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard’s Canadian customers and on MasterCard's overall business in Canada and could result in substantial damage awards.
European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees and, in June 2006, it issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In December 2007, the European Commission announced a decision that applies to MasterCard's default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard's MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard's daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.8 million per day) in the event that MasterCard fails to comply. To date, MasterCard has not been assessed any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.
Following discussions with the European Commission, MasterCard announced that, effective in June 2008, MasterCard would temporarily repeal its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission in connection with the decision concerning certain pricing changes that MasterCard implemented as of October 2008. In March 2009, MasterCard gave certain undertakings to the European Commission and, in response, in April 2009, the Commissioner for competition policy and the Directorate-General for Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they do not intend to pursue proceedings for non-compliance with or circumvention of the December 2007 decision or for infringing the antitrust laws in relation to the October 2008 pricing changes, the introduction of new cross-border consumer default interchange fees or any of the other MasterCard undertakings. MasterCard’s undertakings include: (1) repealing the October 2008 pricing changes; (2) adopting a specific methodology for the setting of cross-border consumer default interchange fees; (3) establishing new default cross-border consumer card interchange fees as of July 2009 such that the weighted average interchange fee for credit card transactions does not exceed 30 basis points and for debit card transactions does not exceed 20 basis points; (4) introducing a new rule prohibiting its acquirers from requiring merchants to process all of their MasterCard and Maestro transactions with the acquirer; and (5) introducing a new rule requiring its acquirers to provide merchants with certain pricing information in connection with MasterCard and Maestro transactions. The undertakings were effective until the General Court of the European Union issued a judgment in May 2012.
In May 2012, the General Court of the European Union issued a judgment dismissing the Company’s appeal and upholding the European Commission’s decision.  In August 2012, the Company appealed the judgment to the European Union Court of Justice (the “ECJ”).  The Advocate General to the ECJ issued a non-binding opinion in January 2014 recommending that the ECJ reject MasterCard’s appeal.  Historically, in a majority of cases, the ECJ has followed the Advocate General’s opinions. MasterCard anticipates that the ECJ will issue its final decision sometime in 2014.  Should the ECJ ultimately reject MasterCard’s appeal, the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

European Commission’s December 2007 decision will be upheld.  Although the interim agreement with the European Commission, by its terms, formally ended on the day of the General Court’s judgment, MasterCard intends to act consistent with the terms of the agreement.
In addition, the European Commission decision could lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The possibility of such actions has increased due to the judgment of the General Court. The judgment also increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland, as indicated below). In addition, the European Commission’s decision could lead, and in the case of the United Kingdom and Belgium has led, to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the General Court decision, could result in MasterCard owing substantial damages.
In April 2013, the European Commission announced that it has opened proceedings to investigate: (1) MasterCard’s interregional interchange fees that apply when a card issued outside the EEA is used at a merchant location in the EEA, (2) central acquiring rules, which apply when a merchant uses the services of an acquirer established in another country and (3) other business rules and practices (including the “honor all cards” rule).
Additional Litigations in Europe. In the United Kingdom, beginning in May 2012, a number of retailers have filed claims against MasterCard for unspecified damages with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. In June 2013, the court denied MasterCard’s request to stay the proceedings pending the result of MasterCard's appeal of the European Union General Court's judgment discussed above, but the court indicated it would not issue a final decision until the Court of Justice issues its decision. In Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
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
Regulatory authorities in a number of other jurisdictions around the world, including Hungary, Italy, Netherlands and Poland, have commenced competition-related proceedings or inquiries into interchange fees and acceptance practices. In some of these jurisdictions, fines have been or could be assessed against MasterCard. These matters could have a negative impact on MasterCard’s business in the specific country where the regulatory authority is located but would not be expected to have a material impact on MasterCard’s overall revenue.  In addition, regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Chile, Denmark, Germany, Latvia, Portugal, Russia, Singapore and South Africa, are reviewing MasterCard's and/or its customers' interchange fees and/or other practices and may seek to commence proceedings related to, or otherwise regulate, the establishment of such fees and/or such practices.
Other Regulatory Proceedings
In addition to challenges to interchange fees, MasterCard’s other standards and operations are also subject to regulatory and/or legal review and/or challenges in a number of jurisdictions from time to time.  These proceedings tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on MasterCard and its customers and may lead to increased costs and decreased transaction volumes and revenue.
Note 19. Settlement and Other Risk Management
MasterCard's rules guarantee the settlement of many of the MasterCard, Cirrus and Maestro branded transactions between its issuers and acquirers ("settlement risk"). Settlement exposure is the outstanding settlement risk to customers under MasterCard's rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. Gross settlement exposure is estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company's settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement exposure calculation may be revised in subsequent reporting periods.
In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables of the failed customer. Subject to approval by the Board of Directors, customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of the Company.
The Company's global risk management policies and procedures are aimed at managing the settlement exposure. These risk management procedures include interaction with the bank regulators of countries in which it operates, requiring customers to make adjustments to settlement processes, and requiring collateral from customers. MasterCard requires certain customers that are not in compliance with the Company's risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management's review of the individual risk circumstances for each customer that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in customer programs. The Company may also hold collateral to pay merchants in the event of an acquirer failure. Although the Company is not contractually obligated under its rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company's estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Gross settlement exposure	$40,657	$37,768
Collateral held for settlement exposure	(3,167)	(3,775)
Net uncollateralized settlement exposure	$37,490	$33,993
General economic and political conditions in countries in which MasterCard operates affect the Company's settlement risk. Many of the Company's financial institution customers have been directly and adversely impacted by political instability and uncertain economic conditions. These conditions present increased risk that the Company may have to perform under its settlement guarantee. This risk could increase if political, economic and financial market conditions deteriorate further. The Company's global risk management policies and procedures are revised and enhanced from time to time. Historically, the Company has experienced a low level of losses from financial institution failures.
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $503 million and $539 million at December 31, 2013 and 2012, respectively, of which $403 million and $434 million at December 31, 2013 and 2012 is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company's obligations under these agreements depends entirely upon the occurrence of future events, the Company's potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 20. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company also enters into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than the functional currency of the entity. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional and reporting currencies.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting guidance for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.
As of December 31, 2013, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2013		December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$23	$(1)	$76	$(1)
Commitments to sell foreign currency	1,722	1	1,571	(2)
Balance Sheet Location:
Accounts Receivable*		$13		$12
Other Current Liabilities*		(13)		(15)
* The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Foreign currency derivative contracts
General and administrative	$48	$22	$(6)
Net revenue	4	(6)	(3)
Total	$52	$16	$(9)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of December 31, 2013 and 2012 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $189 million on the Company's foreign currency derivative contracts outstanding at December 31, 2013 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
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
Revenue by geographic market is based on the location of the Company's customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 39%, 39%, and 40% of net revenue in 2013, 2012 and 2011, respectively. No individual country, other than the U.S., generated more than 10% of total revenue in those periods.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MasterCard did not have any one customer that generated greater than 10% of net revenue in 2013, 2012 or 2011. The following table reflects the geographical location of the Company's property, plant and equipment, net, as of December 31:

	2013	2012	2011
	(in millions)
United States	$410	$394	$384
Other countries	116	78	65
Total	$526	$472	$449

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA (Unaudited)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31	2013 Total
	(in millions, except per share data)
Net Revenue	$1,906	$2,096	$2,218	$2,126	$8,346
Operating income	1,107	1,228	1,248	920	4,503
Net income	766	848	879	623	3,116
Basic earnings per share[1]	$0.63	$0.70	$0.73	$0.52	$2.57
Basic weighted-average shares outstanding[1]	1,226	1,214	1,205	1,201	1,211
Diluted earnings per share[1]	$0.62	$0.70	$0.73	$0.52	$2.56
Diluted weighted-average shares outstanding[1]	1,230	1,217	1,209	1,205	1,215

	2012 Quarter Ended
	March 31	June 30	September 30	December 31	2012 Total
	(in millions, except per share data)
Net Revenue	$1,758	$1,820	$1,918	$1,895	$7,391
Operating income	1,000	974	1,064	899	3,937
Net income	682	700	772	605	2,759
Basic earnings per share[1]	$0.54	$0.56	$0.62	$0.49	$2.20
Basic weighted-average shares outstanding[1]	1,266	1,259	1,247	1,240	1,253
Diluted earnings per share[1]	$0.54	$0.56	$0.62	$0.49	$2.19
Diluted weighted-average shares outstanding[1]	1,271	1,263	1,251	1,246	1,258
* Tables may not sum due to rounding.
1 The number of shares and per share amounts have been retroactively restated to reflect the ten-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2013. Management's report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 2014 (the “Proxy Statement”).
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

MASTERCARD INCORPORATED
(Registrant)

Date:	February 14, 2014	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 14, 2014	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 14, 2014	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	February 14, 2014	By:	/s/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

Date:	February 14, 2014	By:	/s/ SILVIO BARZI
Silvio Barzi
Director

Date:	February 14, 2014	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 14, 2014	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 14, 2014	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 14, 2014	By:	/s/ NANCY J. KARCH
Nancy J. Karch
Director

Date:	February 14, 2014	By:	/s/ MARC OLIVIÉ
Marc Olivié
Director

Date:	February 14, 2014	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 14, 2014	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 14, 2014	By:	/s/ JACKSON TAI
Jackson Tai
Director

Date:	February 14, 2014	By:	/s/ EDWARD SUNING TIAN
Edward Suning Tian
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.2+
Employment Agreement between MasterCard International Incorporated and Ajay Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.3+
Employment Agreement between Chris A. McWilton and MasterCard International, amended and restated as of December 24, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed February 14, 2013 (File No. 001-32877)).

10.4+
Employment Agreement between Martina Hund-Mejean and MasterCard International, amended and restated as of December 24, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed February 14, 2013 (File No. 001-32877)).

10.5+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.6+
Offer Letter between Ann Cairns and MasterCard International Incorporated, dated June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.6.1+
Contract of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011 (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.6.2+
Deed of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011 (incorporated by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.7+
MasterCard International Incorporated Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed February 19, 2009 (File No. 001-32877)).

10.8+
MasterCard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective September 21, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 2, 2010 (File No. 001-32877)).

10.9+
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

10.12+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 1, 2013 (File No. 001-32877)).

10.13+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 1, 2013 (File No. 001-32877)).

10.14+
Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2011) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 1, 2013 (File No. 001-32877)).

10.15+
Form of MasterCard Incorporated Long-Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.16+
Amended and Restated MasterCard International Incorporated Executive Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.17+
Amended and Restated MasterCard International Incorporated Change in Control Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.18+
Schedule of Non-Employee Directors' Annual Compensation effective as of June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 31, 2013 (File No. 001-32877)).

10.19+
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.20+
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed July 31, 2013 (File No. 001-32877)).

10.21+
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed July 31, 2013 (File No. 001-32877)).

10.22
Form of Indemnification Agreement between MasterCard Incorporated and certain of its directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 2, 2006 (File No. 000-50250)).

10.23
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

10.25
Settlement Agreement, dated as of June 4, 2003, between MasterCard International Incorporated and Plaintiffs in the class action litigation entitled In Re Visa Check/MasterMoney Antitrust Litigation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2003 (File No. 000-50250)).

10.26
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

10.27
Release and Settlement Agreement, dated June 24, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated and American Express (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.28**
Judgment Sharing Agreement between MasterCard and Visa in the Discover Litigation, dated July 29, 2008, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc. and Visa International Service Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 1, 2008. (File No. 001-32877)).

10.29
Release and Settlement Agreement dated as of October 27, 2008 by and among MasterCard, Discover and Visa (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 4, 2008. (File No. 001-32877)).

10.30
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

10.32
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

10.33**
MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard's customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to Amendment No.1 to the Company's Annual Report on Form 10-K/A filed on November 23, 2011).
 .

10.34
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

10.35
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