Form 10-Q
period 2014-03-31
MASTERCARD INC
filed 2014-05-01
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 24, 2014, there were 1,123,699,156 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 44,699,180 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Forward-Looking Statements
This Report on Form 10-Q contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•	the Company’s focus on growing, diversifying and building its business;

•	the Company’s focus on providing value to merchants, governments, consumers and financial institutions;

•	the Company’s development of innovative platforms and solutions;

•	the Company’s focus on ensuring the safety and security of the payments system;

•	the stability of economies around the globe;

•	the Company’s advertising and marketing strategy and investment;

•
the Company’s belief that its existing cash, cash equivalents and investment securities balances, its cash flow generating capabilities, its borrowing capacity and its access to capital resources are sufficient to satisfy its future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential obligations; and

•	the manner and amount of purchases by the Company pursuant to its share repurchase program, dependent upon price and market conditions.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, competition-related regulatory proceedings, regulation by central banks and similar types of regulatory authorities litigation related to interchange fees and other practices; regulation established by the Dodd-Frank Act (as defined below) in the United States; requirement to permit U.S. merchants to surcharge credit cards; regulation or other regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our issuers and acquirers; our relationship with our issuers and acquirers; brand perceptions and reputation; our work with governments; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A (Risk Factors) of this Report. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$4,019	$3,599
Restricted cash for litigation settlement	540	723
Investment securities available-for-sale, at fair value	2,543	2,696
Accounts receivable	995	966
Settlement due from customers	1,476	1,351
Restricted security deposits held for customers	913	911
Prepaid expenses and other current assets	552	471
Deferred income taxes	304	233
Total Current Assets	11,342	10,950
Property, plant and equipment, net of accumulated depreciation of $398 and $394, respectively	528	526
Deferred income taxes	65	70
Goodwill	1,286	1,122
Other intangible assets, net of accumulated amortization of $576 and $534, respectively	723	672
Other assets	858	902
Total Assets	$14,802	$14,242
LIABILITIES AND EQUITY
Accounts payable	$297	$338
Settlement due to customers	1,374	1,433
Restricted security deposits held for customers	913	911
Accrued litigation	859	886
Accrued expenses	2,128	2,101
Other current liabilities	423	363
Total Current Liabilities	5,994	6,032
Long-term debt	1,494	—
Deferred income taxes	117	117
Other liabilities	619	598
Total Liabilities	8,224	6,747
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,343,844,152 and 1,341,541,110 shares issued and 1,129,877,235 and 1,148,838,370 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 44,716,100 and 45,350,070 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,769	3,762
Class A treasury stock, at cost, 213,966,917 and 192,702,740 shares, respectively	(8,243)	(6,577)
Retained earnings	10,861	10,121
Accumulated other comprehensive income	180	178
Total Stockholders’ Equity	6,567	7,484
Non-controlling interests	11	11
Total Equity	6,578	7,495
Total Liabilities and Equity	$14,802	$14,242

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Net Revenue	$2,177	$1,906
Operating Expenses
General and administrative	670	608
Advertising and marketing	149	129
Depreciation and amortization	73	62
Total operating expenses	892	799
Operating income	1,285	1,107
Other Income (Expense)
Investment income	7	8
Interest expense	(6)	(5)
Other income (expense), net	(5)	(8)
Total other income (expense)	(4)	(5)
Income before income taxes	1,281	1,102
Income tax expense	411	336
Net Income	$870	$766

Basic Earnings per Share	$0.73	$0.62
Basic Weighted-Average Shares Outstanding	1,185	1,226
Diluted Earnings per Share	$0.73	$0.62
Diluted Weighted-Average Shares Outstanding	1,189	1,230

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net Income	$870	$766
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(112)

Defined benefit pension and other postretirement plans	1	1
Income tax effect	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	1	1

Investment securities available-for-sale	2	—
Income tax effect	—	—
Investment securities available-for-sale, net of income tax effect	2	—

Other comprehensive income (loss), net of tax	2	(111)
Comprehensive Income	$872	$655

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2013	$7,495	$10,121	$178	$—	$—	$3,762	$(6,577)	$11
Net income	870	870	—	—	—	—	—	—
Activity related to non-controlling interests	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	2	—	2	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.11 per share	(130)	(130)	—	—	—	—	—	—
Purchases of treasury stock	(1,669)	—	—	—	—	—	(1,669)	—
Share-based payments	10	—	—	—	—	7	3	—
Balance at March 31, 2014	$6,578	$10,861	$180	$—	$—	$3,769	$(8,243)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating Activities
Net income	$870	$766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	62
Share-based payments	(74)	(23)
Deferred income taxes	(67)	(5)
Other	2	16
Changes in operating assets and liabilities:
Accounts receivable	(15)	(25)
Income taxes receivable	—	149
Settlement due from customers	(129)	433
Prepaid expenses	(43)	(7)
Accrued litigation and legal settlements	(27)	—
Accounts payable	(46)	(93)
Settlement due to customers	(55)	(423)
Accrued expenses	29	(30)
Net change in other assets and liabilities	50	52
Net cash provided by operating activities	568	872
Investing Activities
Purchases of investment securities available-for-sale	(619)	(934)
Acquisition of businesses, net of cash acquired	(146)	—
Purchases of property, plant and equipment	(25)	(20)
Capitalized software	(24)	(22)
Proceeds from sales of investment securities available-for-sale	341	576
Proceeds from maturities of investment securities available-for-sale	425	257
Decrease in restricted cash for litigation settlement	183	2
Proceeds from maturities of investment securities held-to-maturity	—	36
Other investing activities	(5)	(2)
Net cash provided by (used in) investing activities	130	(107)
Financing Activities
Purchases of treasury stock	(1,669)	(766)
Proceeds from debt	1,487	—
Dividends paid	(131)	(37)
Tax benefit for share-based compensation	38	14
Cash proceeds from exercise of stock options	8	5
Other financing activities	(12)	1
Net cash used in financing activities	(279)	(783)
Effect of exchange rate changes on cash and cash equivalents	1	(50)
Net increase (decrease) in cash and cash equivalents	420	(68)
Cash and cash equivalents - beginning of period	3,599	2,052
Cash and cash equivalents - end of period	$4,019	$1,984

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$246	$—
Fair value of liabilities assumed related to acquisitions	$42	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the processing of payment transactions including authorization, clearing and settlement, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including MasterCard®, Maestro® and Cirrus®. The Company also provides value-added offerings such as loyalty and reward programs, information services and consulting. The Company’s network is designed to ensure safety and security for the global payments system. A typical transaction on the Company's network involves four participants in addition to the Company: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The Company's customers encompass a vast array of entities, including financial institutions and other entities that act as “issuers” and “acquirers”, as well as merchants, governments, telecommunication companies and other businesses. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the “merchant discount” rate charged in connection with the acceptance of cards and other payment devices that carry MasterCard's brands.
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2014 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements as of December 31, 2013. The consolidated financial statements for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2014 and 2013 income/loss from non-controlling interests was insignificant.
In December 2012, the Company made a payment into a qualified cash settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified cash settlement fund is restricted for payment under the settlement agreement. In January 2014, $164 million was returned to MasterCard from the qualified cash settlement fund related to the opt out merchants and has been reclassified to cash and cash equivalents. See Note 12 (Legal and Regulatory Proceedings) for further detail.
Recent accounting pronouncements
Foreign currency - In March 2013, the Financial Accounting Standards Board (“FASB”) issued clarifying accounting guidance on the release of cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The revised accounting guidance became effective January 1, 2014 and did not have an impact on the Company’s consolidated financial statements.
Income taxes - In July 2013, the FASB issued accounting guidance that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The Company adopted the revised accounting guidance

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

effective January 1, 2014. This new accounting guidance did not have a material impact on the Company’s consolidated financial statements.
Note 2. Acquisitions
In the three months ended March 31, 2014, the Company acquired two businesses, one of which was a business combination achieved in stages, at an aggregate cost of $224 million and primarily paid in cash. The excess of the purchase price over the fair value of net assets acquired of $160 million was recorded as goodwill. The goodwill is not expected to be deductible for local tax purposes. The consolidated financial statements include the operating results of the acquired businesses from the dates of their acquisition. Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material. The Company made no acquisitions in the three months ended March 31, 2013.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Numerator:
Net income	$870	$766
Denominator:
Basic EPS weighted-average shares outstanding	1,185	1,226
Dilutive stock options and stock units	4	4
Diluted EPS weighted-average shares outstanding [1]	1,189	1,230
Earnings per Share
Basic	$0.73	$0.62
Diluted	$0.73	$0.62

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of March 31, 2014 and December 31, 2013 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements into a three-level hierarchy (the “Valuation Hierarchy”). No transfers were made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2014.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$214	$—	$214
U.S. Government and Agency securities [1]	—	603	—	603
Corporate securities	—	1,272	—	1,272
Asset-backed securities	—	354	—	354
Other [2]	26	61	11	98
Total	$26	$2,504	$11	$2,541

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$267	$—	$267
U.S. Government and Agency securities [1]	—	560	—	560
Corporate securities	—	1,426	—	1,426
Asset-backed securities	—	364	—	364
Other [2]	—	79	11	90
Total	$—	$2,696	$11	$2,707
1 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $540 million and $723 million at March 31, 2014 and December 31, 2013, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 12 (Legal and Regulatory Proceedings) for further details.
2 The amounts classified within Level 3 of the Valuation Hierarchy represent auction rate securities (“ARS”) with values that are not currently observable in the market due to the lack of trading in the securities.
The fair value of the Company’s available-for-sale municipal securities, U.S. Government and Agency securities, corporate securities, asset-backed securities and other fixed income securities included in the Other category are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company’s foreign currency derivative contracts have also been classified within Level 2 in the Other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 14 (Foreign Exchange Risk Management) for further details.
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
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At March 31, 2014, the carrying value approximated the fair value of long-term debt. The Company did not have any long-term debt at December 31, 2013. See Note 7 (Debt).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2014 and December 31, 2013, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 13 (Settlement and Other Risk Management).
Refunding Revenue Bonds
The Company holds refunding revenue bonds with the same payment terms, and which contain the right of set-off with a capital lease obligation related to the Company’s global technology and operations center located in O’Fallon, Missouri. The Company has netted the refunding revenue bonds and the corresponding capital lease obligation in the consolidated balance sheet and estimates that the carrying value approximates the fair value for these bonds.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$214	$—	$—	$214
U.S. Government and Agency securities	603	—	—	603
Corporate securities	1,271	2	(1)	1,272
Asset-backed securities	354	—	—	354
Other [1]	110	2	(1)	111
Total	$2,552	$4	$(2)	$2,554

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$267	$—	$—	$267
U.S. Government and Agency securities	560	—	—	560
Corporate securities	1,425	2	(1)	1,426
Asset-backed securities	364	—	—	364
Other [1]	91	—	(1)	90
Total	$2,707	$2	$(2)	$2,707
1 Other includes ARS, which are included in other assets on the consolidated balance sheet. The unrealized losses related to ARS have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
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
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2014 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,476	$1,476
Due after 1 year through 5 years	1,025	1,027
Due after 5 years through 10 years	14	14
Due after 10 years	12	11
No contractual maturity	25	26
Total	$2,552	$2,554
All the securities due after ten years are ARS. Equity securities have been included in the no contractual maturity category, as these securities do not have stated maturity dates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Income
Investment income was $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, and investment securities available-for-sale. Dividend income and gross realized gains and losses were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$325	$239
Prepaid income taxes	20	36
Other	207	196
Total prepaid expenses and other current assets	$552	$471
Other assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$530	$531
Nonmarketable equity investments	173	229
Income taxes receivable	81	78
Other	74	64
Total other assets	$858	$902
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
Investments for which the equity method or historical cost method of accounting is used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the equity method of accounting. During the three months ended March 31, 2014, the Company acquired a controlling interest in an investment previously included within nonmarketable equity investments.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$1,293	$1,286
Personnel costs	206	413
Advertising	76	149
Income and other taxes	383	95
Other	170	158
Total accrued expenses	$2,128	$2,101
As of March 31, 2014 and December 31, 2013, the Company’s provision related to U.S. merchant litigations was $859 million and $886 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The accrued litigation item also includes $60 million as of March 31, 2014 and $68 million as of December 31, 2013 related to the timing of MasterCard's administration of the short-term reduction in default

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

credit interchange from U.S. issuers. There is a corresponding equal amount presented in settlement due from customers. See Note 12 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Debt
Long-term debt at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
2.000% Notes due 2019	$500	$—
3.375% Notes due 2024	1,000	—
	1,500	—
Less: Unamortized discount	(6)	—
Long-term debt	$1,494	$—

In March 2014, MasterCard Incorporated issued $500 million aggregate principal amount of 2.000% Notes due April 1, 2019 (the “2019 Notes”) and $1 billion aggregate principal amount of 3.375% Notes due April 1, 2024 (the “2024 Notes”) (collectively the “Notes”). The effective interest rates were 2.081% and 3.426% on the 2019 Notes and 2024 Notes, respectively. The net proceeds from the issuance of the Notes, after deducting the underwriting discount and offering expenses, were $1,484 million. The Company is not subject to any financial covenants under the Notes. Interest on the Notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014. The Notes may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at March 31, 2014 or December 31, 2013.
Note 8. Stockholders’ Equity
In June 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the “June 2012 Share Repurchase Program”). This program became effective in June 2012 at the completion of the Company’s previously announced $2 billion Class A share repurchase program.
In February 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the “February 2013 Share Repurchase Program”).  This program became effective at the completion of the Company’s June 2012 Share Repurchase Program, which occurred in March 2013.
In December 2013, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”). During January 2014, the Company exhausted its purchases under the February 2013 Share Repurchase Program and began purchasing shares under the December 2013 Share Repurchase Program.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Dollar value of shares repurchased during the three months ended March 31, 2013	**	$162	604	$766
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the three months ended March 31, 2014	1,508	161	—	$1,669
Remaining authorization at March 31, 2014	$1,992	$—	$—	$1,992
Shares repurchased during the three months ended March 31, 2013	**	3.1	11.7	14.8
Average price paid per share during the three months ended March 31, 2013	**	$52.29	$51.72	$51.84
Shares repurchased during the three months ended March 31, 2014	19.4	1.9	—	21.3
Average price paid per share during the three months ended March 31, 2014	$77.70	$83.22	$—	$78.20
Cumulative shares repurchased through March 31, 2014	19.4	31.1	31.1	81.6
Cumulative average price paid per share	$77.70	$64.26	$48.16	$61.31
** Not applicable
As of April 24, 2014, the cumulative repurchases by the Company under the December 2013 Share Repurchase Program in 2014 totaled approximately 25.6 million shares of Class A common stock for an aggregate cost of approximately $2.0 billion at an average price of $76.52 per share of Class A common stock. As of April 24, 2014, the Company had approximately $1.5 billion remaining under the December 2013 Share Repurchase Program.
Note 9. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss) [1]	(112)	1	—	(111)
Balance at March 31, 2013	$(19)	$(36)	$5	$(50)

Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1]	(1)	1	2	2
Balance at March 31, 2014	$205	$(28)	$3	$180

1 During the three months ended March 31, 2014 and 2013, $2 million and $1 million of deferred costs related to the Company’s Pension Plans and Postretirement Plans were reclassified from accumulated other comprehensive income to general and administrative expense. In addition, $1 million of net gains on available-for-sale investment securities were recognized in investment income during the three months ended March 31, 2014 and 2013. Tax amounts related to these items are insignificant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10. Share-Based Payments
During the three months ended March 31, 2014, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2014	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,685	$14
Restricted stock units	1,162	$76
Performance stock units	133	$78
Stock options vest in four equal annual installments beginning one year after the date of grant, and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options and calculated the expected term and the expected volatility based on historical MasterCard information. As a result, the expected term of stock options granted in the first quarter 2014 was five years, while the expected volatility was determined to be 19.1%.
Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of grant. The fair value of restricted stock units is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of performance stock units granted in the first quarter of 2014.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 11. Income Taxes
The effective income tax rates were 32.0% and 30.5% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the effective tax rate was higher than for the three months ended March 31, 2013, due primarily to a less favorable geographic mix of taxable earnings.
The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations.  The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by taxing authorities for years before 2002.  It is possible that the amount of unrecognized benefit with respect to the Company's uncertain tax positions may change within the next twelve months. An estimate of the range of the possible changes cannot be made until the issues are further developed, the examinations close, or the statutes expire.
Note 12. Legal and Regulatory Proceedings
MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.  Some of these proceedings are based on complex claims involving substantial uncertainties and unascertainable damages.  Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, MasterCard has not established reserves for any of these proceedings.  When the Company determines that a loss is both probable and estimable, MasterCard records a liability and discloses the amount of the liability if it is material. When a material loss contingency is only reasonably possible, MasterCard does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Unless otherwise stated below with respect to these matters, MasterCard cannot provide an estimate of the possible loss or range of loss based on one or more of the following reasons: (1) actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, (2) the matters are in early stages, (3) there is uncertainty as to the outcome of pending appeals or motions, (4) there are significant factual issues to be resolved, (5) the existence in many such proceedings of multiple defendants or potential defendants whose share of any potential financial responsibility has yet to be determined, and/or (6) there are novel legal issues presented. Furthermore, except as identified with respect to the matters below, MasterCard does not believe that the outcome of any existing legal or regulatory proceedings to which it is a party will have a material adverse effect on its results of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

operations, financial condition or overall business.  However, with respect to the matters discussed below, an adverse judgment or other outcome or settlement with respect to any such proceedings could result in fines or payments by MasterCard and/or could require MasterCard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant. Any of these events could have a material adverse effect on MasterCard’s results of operations, financial condition and overall business.
Department of Justice Antitrust Litigation and Related Private Litigations
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to leverage a 1998 action by the U.S. Department of Justice against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. In that action, a federal district court concluded that both MasterCard’s Competitive Programs Policy and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) constituted unlawful restraints of trade under the federal antitrust laws. The state court in the Attridge action granted the defendants’ motion to dismiss the plaintiffs’ state antitrust claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “U.S. Merchant and Consumer Litigations”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court’s settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013, to which the objectors have appealed.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. MasterCard moved to dismiss the complaints for failure to state a claim. In February 2013, the district court granted MasterCard’s motion to dismiss the complaints. The plaintiffs’ motion seeking approval to amend their complaints was denied by the district court in December 2013. The plaintiffs have appealed the dismissal of both their complaints and their motion to amend their complaints.
Interchange Litigation and Regulatory Proceedings
Interchange fees represent a sharing of payment system costs among the financial institutions participating in a four-party payment card system such as MasterCard’s. Typically, interchange fees are paid by the acquirer to the issuer in connection with purchase transactions initiated with the payment system’s cards. These fees reimburse the issuer for a portion of the costs incurred by it in providing services which are of benefit to all participants in the system, including acquirers and merchants. MasterCard or financial institutions establish default interchange fees in certain circumstances that apply when there is no other interchange fee arrangement between the issuer and the acquirer. MasterCard establishes a variety of interchange rates depending on such considerations as the location and the type of transaction, collects the interchange fee on behalf of the institutions entitled to receive it and remits the interchange fee to eligible institutions. MasterCard’s interchange fees and other practices are subject to regulatory and/or legal review and/or challenges in a number of jurisdictions, including the proceedings described below. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, any of these interchange proceedings (except as otherwise indicated below), as the proceedings involve complex claims and/or substantial uncertainties and, in some cases, could include unascertainable damages or fines. Except as described below, no provision for losses has been provided in connection with them. Some of the proceedings described below could have a significant impact on our customers in the applicable country and on MasterCard’s level of business in those countries. The proceedings reflect the significant and intense legal, regulatory and legislative scrutiny worldwide that interchange fees and acceptance practices have been receiving. When taken as a whole, the resulting decisions, regulations and legislation with respect to interchange fees and acceptance practices may have a material adverse effect on the Company’s prospects for future growth and its overall results of operations, financial position and cash flows.
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
In July 2006, the group of purported merchant class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and financial institutions in connection with the IPO: (1) violate U.S. antitrust laws and (2) constituted a fraudulent conveyance because the financial institutions allegedly attempted to release, without adequate consideration, MasterCard’s right to assess them for MasterCard’s litigation liabilities. In November 2008, the district court granted MasterCard’s motion to dismiss the plaintiffs’ supplemental complaint in its entirety with leave to file an amended complaint. The class plaintiffs repled their complaint. The causes of action and claims for relief in the complaint generally mirror those in the plaintiffs’ original IPO-related complaint although the plaintiffs have attempted to expand their factual allegations based upon discovery that has been garnered in the case. The class plaintiffs seek treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO. In July 2009, the class plaintiffs and individual plaintiffs served confidential expert reports detailing the plaintiffs’ theories of liability and alleging damages in the tens of billions of dollars. The defendants served their expert reports in December 2009 rebutting the plaintiffs’ assertions both with respect to liability and damages.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Merchants representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period chose to opt out of the class settlement. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Those cases are in the early stages and the defendants have consolidated all of these matters (except for one state court action) in front of the same court that is overseeing the approval of the settlement. In addition, certain competitors have raised objections to the settlement, including Discover. Discover’s objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. At December 31, 2013 and March 31, 2014, MasterCard had $723 million and $540 million, respectively, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to these opt out merchants, representing a change in its estimate of probable losses relating to these matters.  Accordingly, as of March 31, 2014, MasterCard had accrued a liability of $799 million as a reserve for both the merchant class litigation and the filed and anticipated opt out merchant cases.
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
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. In July 2013, the Competition Tribunal issued a decision in MasterCard’s favor and dismissed the CCB’s application, which was not appealed. In December 2010, a complaint styled as a class action lawsuit was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court issued an order in March 2014 certifying a number of the merchants’ causes of action. The parties have appealed the certification decision. Additional complaints styled as class actions have been filed in Saskatchewan and Alberta. The claims in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and could result in substantial damage awards.
European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees and, in June 2006, it issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In December 2007, the European Commission announced a decision that applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.8 million per day) in the event that MasterCard fails to comply. To date, MasterCard has not been assessed any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.
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
In May 2012, the General Court of the European Union issued a judgment dismissing the Company’s appeal and upholding the European Commission’s decision. In August 2012, the Company appealed the judgment to the European Union Court of Justice (the “ECJ”). The Advocate General to the ECJ issued a non-binding opinion in January 2014 recommending that the ECJ reject MasterCard’s appeal.  Historically, in a majority of cases, the ECJ has followed the Advocate General’s opinions. MasterCard anticipates that the ECJ will issue its final decision sometime in 2014. Should the ECJ ultimately reject MasterCard’s appeal, the European Commission’s December 2007 decision will be upheld.  Although the interim agreement with the European Commission, by its terms, formally ended on the day of the General Court’s judgment, MasterCard intends to act consistent with the terms of the agreement.
In addition, the European Commission decision could lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The possibility of such actions has increased due to the judgment of the General Court. The judgment also increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland, as indicated below). In addition, the European Commission’s decision could lead, and in the case of the United Kingdom and Belgium (as described below) has led, to the filing of private actions against MasterCard Europe by merchants and/or consumers which, if MasterCard is unsuccessful in its appeal of the General Court decision, could result in MasterCard owing substantial damages.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Additional Litigations in Europe. In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 20 different retailers have filed claims or notice of claims.  An additional 13 potential claimant retailers have agreed to delay filing their claims in exchange for MasterCard agreeing to suspend the running of the time limitations on their damages claims.  Although the claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  MasterCard has submitted statements of defense to the retailers’ claims disputing liability and damages.  The litigations are at an early stage, and the courts in two of the actions will address preliminary issues (such as the time period for which the retailers could seek damages) before addressing issues concerning any liability and damages.  Similarly, in Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
Additional Interchange Proceedings. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard’s current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT had informed MasterCard that it did not intend to issue a Statement of Objections or otherwise commence formal proceedings with respect to the investigation prior to the judgment of the General Court of the European Union with respect to MasterCard’s appeal of the December 2007 cross-border interchange fee decision of the European Commission, and this period was extended until the completion of MasterCard’s appeal to the Court of Justice. If the OFT ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. Such a decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which could result in an award or awards of substantial damages and could have a significant adverse impact on the revenue of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.
Regulatory authorities in a number of other jurisdictions around the world, including Hungary, Italy and Poland, have commenced competition-related proceedings or inquiries into interchange fees and acceptance practices. In some of these jurisdictions, fines have been or could be assessed against MasterCard. These matters could have a negative impact on MasterCard’s business in the specific country where the regulatory authority is located but would not be expected to have a material impact on MasterCard’s overall revenue.  In addition, regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Chile, Denmark, Germany, Latvia, Portugal, Russia, Singapore and South Africa, are reviewing MasterCard’s and/or its customers’ interchange fees and/or other practices and may seek to commence proceedings related to, or otherwise regulate, the establishment of such fees and/or such practices.
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
Note 13. Settlement and Other Risk Management
MasterCard’s rules guarantee the settlement of many of the MasterCard, Cirrus and Maestro branded transactions between its issuers and acquirers (“settlement risk”). Settlement exposure is the outstanding settlement risk to customers under MasterCard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. Gross settlement exposure is estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle. The Company has global risk management policies and procedures, which include risk standards, to provide a framework for managing the Company’s settlement risk. Customer-reported transaction data and the transaction clearing data underlying the settlement exposure calculation may be revised in subsequent reporting periods.

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
The Company’s global risk management policies and procedures are aimed at managing the settlement exposure. These risk management procedures include interaction with the bank regulators of countries in which it operates, requiring customers to make adjustments to settlement processes, and requiring collateral from customers. MasterCard requires certain customers that are not in compliance with the Company’s risk standards in effect at the time of review to post collateral, typically in the form of cash, letters of credit, or guarantees. This requirement is based on management’s review of the individual risk circumstances for each customer that is out of compliance. In addition to these amounts, MasterCard holds collateral to cover variability and future growth in customer programs. The Company may also hold collateral to pay merchants in the event of an acquirer failure. Although the Company is not contractually obligated under its rules to effect such payments to merchants, the Company may elect to do so to protect brand integrity. MasterCard monitors its credit risk portfolio on a regular basis and the adequacy of collateral on hand. Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Gross settlement exposure	$39,032	$40,657
Collateral held for settlement exposure	(3,641)	(3,167)
Net uncollateralized settlement exposure	$35,391	$37,490
General economic and political conditions in countries in which MasterCard operates affect the Company’s settlement risk. Many of the Company’s financial institution customers have been directly and adversely impacted by political instability and uncertain economic conditions. These conditions present increased risk that the Company may have to perform under its settlement guarantee. This risk could increase if political, economic and financial market conditions deteriorate further. The Company’s global risk management policies and procedures are revised and enhanced from time to time. Historically, the Company has experienced a low level of losses from financial institution failures.
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $501 million and $503 million at March 31, 2014 and December 31, 2013, respectively, of which $400 million and $403 million at March 31, 2014 and December 31, 2013 is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2014, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	March 31, 2014		December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$80	$—	$23	$(1)
Commitments to sell foreign currency	2,008	(13)	1,722	1
Balance Sheet Location:
Accounts Receivable [1]		$11		$13
Other Current Liabilities [1]		(24)		(13)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of loss recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Foreign currency derivative contracts
General and administrative	$(4)	$(23)
Net revenue	—	—
Total	$(4)	$(23)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange in accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $216 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2014 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2013 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2014. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. Certain prior period amounts have been reclassified to conform to the 2014 presentation. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
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
Our ability to grow is influenced by personal consumption expenditure growth, driving paper-based forms of payment toward electronic forms of payment and increasing our share in electronic payments and providing other value-added products and services. We continue to drive growth by:

•	Growing our core businesses globally, both as to our products - credit, debit, prepaid and commercial - and increasing the number of payment transactions we process;

•	Diversifying our business by seeking new areas of growth in markets around the world by focusing on:

•	Existing and new markets;

•	Encouraging consumers and businesses to use MasterCard products for new payment areas, such as transit, parking, person-to-person transfers and paying bills;

•	Small merchants and merchants who have not historically accepted MasterCard products; and

•	Financial inclusion for the unbanked and underbanked; and

•	Building our business by:

•	Taking advantage of the opportunities presented by the ongoing convergence of the physical and digital worlds; and

•	Using our data analytics, loyalty solutions and fraud protection and detection services to add value.
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
We recorded net income of $870 million, or $0.73 per diluted share, for the three months ended March 31, 2014 versus net income of $766 million, or $0.62 per diluted share, for the three months ended March 31, 2013.
Our net revenue increased 14% for the three months ended March 31, 2014, versus the comparable period in 2013, primarily driven by increased growth in dollar volume of activity on cards carrying our brands and the number of transactions processed by the Company. For the three months ended March 31, 2014, our processed transactions increased 14% versus the comparable period in 2013. Our volumes also increased 14% for the three months ended March 31, 2014, on a local currency basis, versus the comparable period in 2013. Rebates and incentives as a percentage of gross revenue were 25% for the three months ended March 31, 2014, versus 26% for the comparable period in 2013.
Operating expenses increased 12% for the three months ended March 31, 2014 versus the comparable period in 2013, primarily due to higher general and administrative expenses. We generated net cash flows from operations of $568 million for the three months ended March 31, 2014, compared to $872 million for the comparable period in 2013.
The following table provides a summary of our operating results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(in millions, except per share data and percentages)
Net revenue	$2,177	$1,906	14%

Operating expenses	892	799	12%
Operating income	1,285	1,107	16%
Operating margin	59.0%	58.1%	**

Income tax expense	411	336	22%
Effective income tax rate	32.0%	30.5%	**

Net income	$870	$766	14%

Diluted earnings per share	$0.73	$0.62	18%
Diluted weighted-average shares outstanding	1,189	1,230	(3)%

** Not meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 40% and 39% of total revenue for the three months ended March 31, 2014 and 2013, respectively. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, further political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. The extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For further discussion see, “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 12 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A (Risk Factors) of this Report. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three months ended March 31, 2014, as compared to the same period in 2013, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net revenue and operating expenses by less than 1 percentage point for the three months ended March 31, 2014.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2014, as compared to the same period in 2013, GDV on a U.S. dollar converted basis increased 10% while GDV grew on a local currency basis 14%. The Company attempts to limit the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 14 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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
The price structure for our products and services is complex and is dependent on the nature of volumes, types of transactions and type of products and services we offer to our customers. Our net revenue can be significantly impacted by the following:

•	Domestic or cross-border transactions;

•	Signature-based or PIN-based transactions;

•	Geographic region or country the transaction occurs in;

•	Volumes/transactions subject to tiered rates;

•	Processed or not processed by MasterCard;

•	Amount of usage of our other products or services; and

•	Amount of rebates and incentives provided to customers.
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

◦
Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, MasterCard or others on behalf of the issuer approve in accordance with either the issuer’s instructions or applicable rules (also known as “stand-in”).

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

•
Loyalty and rewards solution fees are charged to issuers for benefits provided directly to consumers with MasterCard-branded cards, such as insurance, assistance for lost cards, locating ATMs and rewards programs.

•
Program management services provided to prepaid card issuers consist of foreign exchange margin, commissions, load fees and ATM withdrawal fees paid by cardholders on the sale and encashment of prepaid cards.

•	The Company also charges for a variety of other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue.
Revenue Analysis
In the three months ended March 31, 2014, gross revenue increased $347 million, or 14%, versus the comparable period in 2013. Gross revenue growth in the three months ended March 31, 2014 was primarily driven by increased growth in dollar volume of activity on cards carrying our brands, increased transactions and increased other payment-related products and services. Rebates and incentives in the three months ended March 31, 2014 increased $76 million, or 12%, versus the comparable period in 2013 primarily due to the impact from new and renewed agreements. Our net revenue increased 14% for the three months ended March 31, 2014 versus the comparable period in 2013.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. During the three months ended March 31, 2014, our GDV increased 14% on a local currency basis and our processed transactions also increased 14%.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended March 31,
	2014		2013
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	10%	14%	11%	12%
Asia Pacific/Middle East/Africa	12%	19%	20%	22%
Canada	(2)%	7%	3%	3%
Europe	14%	15%	13%	13%
Latin America	3%	16%	11%	15%
United States	9%	9%	4%	4%
Cross-border Volume Growth [1]		17%		16%
Processed Transactions Growth		14%		12%
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
The significant components of our net revenue for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013 [1]
	(in millions, except percentages)
Domestic assessments	$938	$873	7%
Cross-border volume fees	695	589	18%
Transaction processing fees	936	821	14%
Other revenues	341	280	22%
Gross revenue	2,910	2,563	14%
Rebates and incentives (contra-revenue)	(733)	(657)	12%
Net revenue	$2,177	$1,906	14%

1 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.

The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2014 versus the three months ended March 31, 2013:

	For the Three Months Ended March 31,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	13%	12%	(1)%	(1)%	(5)%	[3]	(1)%	[3]	7%	10%
Cross-border volume fees	14%	13%	1%	—%	3%	[4]	1%		18%	14%
Transaction processing fees	12%	10%	—%	(1)%	2%		(1)%		14%	8%
Other revenues	**	**	1%	—%	21%	[5]	7%	[5]	22%	7%
Rebates and incentives	7%	10%	—%	(1)%	5%		6%		12%	15%

Net revenue	13%	10%	—%	(1)%	1%		(1)%		14%	8%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 Positively impacted by pricing, which is primarily offset by unfavorable regional mix.
5 Positively impacted by consulting fees, fraud service fees and other payment-related products and services.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. Operating expenses increased $93 million, or 12%, for the three months ended March 31, 2014 versus the comparable period in 2013, primarily due to higher general and administrative expenses. The components of operating expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(in millions, except percentages)
General and administrative	$670	$608	10%
Advertising and marketing	149	129	15%
Depreciation and amortization	73	62	19%
Total operating expenses	$892	$799	12%

Total operating expenses as a percentage of net revenue	41.0%	41.9%

General and Administrative
General and administrative expenses increased $62 million, or 10%, for the three months ended March 31, 2014 versus the comparable period in 2013, primarily due to an increase in personnel expenses.

The significant components of our general and administrative expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(in millions, except percentages)
Personnel	$450	$412	9%
Professional fees	60	46	30%
Data processing and telecommunications	61	53	16%
Foreign exchange activity	(19)	(1)	*
Other	118	98	18%
General and administrative expenses	$670	$608	10%
* Not Meaningful

•
Personnel expense increased for the three months ended March 31, 2014 versus the comparable period in 2013, due to an increase in the number of employees to support the Company’s strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees for the three months ended March 31, 2014 versus the comparable period in 2013, increased primarily due to support required for strategic development efforts.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication system. These expenses vary with business volume growth, system upgrades and usage.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 14 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.

•
Other expenses include costs to provide loyalty and rewards programs, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation, investment related expenses and other miscellaneous operating expenses. Other expenses increased for the three months ended March 31, 2014 versus the comparable period in 2013, primarily due to expenses incurred to support strategic development efforts.

Advertising and Marketing
Our brands are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased $20 million, or 15%, for the three months ended March 31, 2014 versus the comparable period in 2013, mainly due to increased media spend to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $11 million, or 19% for the three months ended March 31, 2014 versus the comparable period in 2013. The increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software costs.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Other income (expense) for the three months ended March 31, 2014 was consistent with the comparable period in 2013.

Income Taxes
The effective income tax rates were 32.0% and 30.5% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the effective tax rate was higher than for the three months ended March 31, 2013, due primarily to a less favorable geographic mix of taxable earnings.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in billions)
Cash, cash equivalents and available-for-sale investment securities [1]	$6.6	$6.3
Unused line of credit [2]	3.0	3.0
1 Excludes restricted cash related to the U.S. merchant class litigation settlement of $540 million and $723 million at March 31, 2014 and December 31, 2013, respectively.
2 The Company did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.7 billion and $3.6 billion at March 31, 2014 and December 31, 2013, respectively, or 57% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2013 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. The Company guarantees the settlement of many of the MasterCard, Cirrus and Maestro branded transactions between our issuers and acquirers. See Note 13 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and in Part II, Item 1A (Risk Factors) of this Report; Note 12 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment”.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$568	$872
Net cash provided by (used in) investing activities	130	(107)
Net cash used in financing activities	(279)	(783)

Net cash provided by operating activities was $568 million and $872 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities for the three months ended March 31, 2014 was primarily due to net income, partially offset by the net change in customer settlements. Net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to net income and the collection of income tax receivables.
Net cash provided by investing activities for the three months ended March 31, 2014 primarily related to the net proceeds from sales and maturities of investment securities and a reduction in restricted cash, partially offset by purchases of investment securities and acquisitions. Net cash used in investing activities for the three months ended March 31, 2013 primarily related to the purchases of investment securities, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the three months ended March 31, 2014 primarily related to the repurchase of the Company’s Class A common stock. In addition, the Company completed its debt offering on March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2013 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
Balance Sheet Data:
Current assets	$11,342	$10,950
Current liabilities	5,994	6,032
Long-term liabilities	2,230	715
Equity	6,578	7,495
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
Debt and Credit Availability
In March 2014, MasterCard Incorporated issued $500 million aggregate principal amount of 2.000% Notes due April 1, 2019 (the “2019 Notes”) and $1 billion aggregate principal amount of 3.375% Notes due April 1, 2024 (the “2024 Notes”) (collectively the “Notes”). The effective interest rates were 2.081% and 3.426% on the 2019 Notes and 2024 Notes, respectively. The net proceeds from the issuance of the Notes, after deducting the underwriting discount and offering expenses, were $1,484 million. The Company is not subject to any financial covenants under the Notes. Interest on the Notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2014. The Notes may be redeemed in whole, or in part, at our option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the Notes are to be used for general corporate purposes.
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at March 31, 2014 and December 31, 2013. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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

On February 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on May 9, 2014 to holders of record on April 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $129 million.
Aggregate payments for quarterly dividends totaled $131 million and $37 million for the three months ended March 31, 2014 and 2013, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of our Class A common stock.  During January 2014, the Company exhausted its purchases under its February 2013 share repurchase program. As of April 24, 2014, the cumulative repurchases by the Company under its December 2013 share repurchase program totaled approximately 25.6 million shares of its Class A common stock for an aggregate cost of approximately $2.0 billion at an average price of $76.52 per share of Class A common stock. As of April 24, 2014, the Company had approximately $1.5 billion remaining under its December 2013 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through March 31, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the three months ended March 31, 2014	$1,508	$161	$—	$1,669
Remaining authorization at March 31, 2014	$1,992	$—	$—	$1,992
Shares repurchased during the three months ended March 31, 2014	19.4	1.9	—	21.3
Average price paid per share during the three months ended March 31, 2014	$77.70	$83.22	$—	$78.20
Cumulative shares repurchased through March 31, 2014	19.4	31.1	31.1	81.6
Cumulative average price paid per share	$77.70	$64.26	$48.16	$61.31
See Note 8 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $216 million on our foreign currency derivative contracts outstanding at March 31, 2014 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at March 31, 2014 or December 31, 2013. In addition, there was no material equity price risk at

March 31, 2014 or December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information that is required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the last three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 1, 2014 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations and comprehensive income for the three-month period ended March 31, 2014 and 2013, and the consolidated statement of changes in equity for the three-month period ended March 31, 2014, and the consolidated statement of cash flows for the three-month period ended March 31, 2014 and 2013 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 1, 2014

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 12 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors

The following supplements our risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), entitled “Interchange fees and acceptance practices receive significant and intense legal, regulatory and legislative scrutiny worldwide, and the resulting decisions, regulations and legislation may have a material adverse impact on our overall business and results of operations.” This supplemental risk factor specifically provides an update to our discussion on legislation proposed in July 2013 by the European Commission, relating to payment system regulation of cards issued and acquired within the European Economic Area (the “EEA”).

On April 3, 2014, the legislation was amended and approved by the European Union Parliament. In particular, the European Union Parliament’s amended legislation extended the proposed cap on credit and debit interchange fees to include commercial, as well as the previous inclusion of consumer, transactions. The proposed legislation, as amended, includes, among other things, the following elements: (1) a cap on consumer and commercial credit and debit interchange fees of 30 basis points per credit transaction and 20 basis points or 7 cents (whichever amount is lower) per debit transaction, for domestic and  intra-EEA cross-border transactions (other than for commercial transactions, these cross border rates are comparable to the consumer rates MasterCard has applied for Europe on a weighted basis since July 2009); (2) restrictions on our “honor all cards” rule with respect to products with different levels of interchange; (3) a prohibition of surcharging by merchants for products that are subject to regulated interchange rates; (4) the prohibition of rules that prevent a consumer from requesting a “co-badged” card (that is, a credit or debit card on which an issuer has put a competing brand); and (5) the separation of brand and processing in terms of legal form, organization and decision making. Procedurally, the proposed legislation will next be debated, and potentially amended, by the Council of Ministers and the European Commission before it could be adopted. Accordingly, any final legislation could be different than what is in the amended proposal.

Consistent with the risk factor set forth in the 2013 Form 10-K, if interchange fees are required to be reduced as a result of any final legislation enacted by the European Union, issuers could be unable to use interchange fees to recoup as much of the costs that they incurred for their services previously. This could reduce the number of financial institutions willing to participate in our four-party payments system, lower overall transaction volumes, and/or make proprietary end-to-end networks or other forms of payment more attractive. Issuers could also choose to charge higher fees to consumers or businesses to attempt to recoup a portion of the costs incurred for their services, thereby making our card programs less desirable to consumers and businesses and reducing our transaction volumes and profitability. Any of the above actions could also result in less innovation and fewer product offerings. In addition, issuers could attempt to seek a reduction in the fees that we charge to them. The potential outcome of this proposed legislation could have a more positive or negative impact on MasterCard relative to certain of its competitors. As a result of this type of legislative activity, as well as in regulatory proceedings and litigation where we are defending interchange fees, we are dedicating substantial management time and financial resources that are being, and could continue to be, diverted from our core business. Any final legislation may have a material adverse impact on our overall business and results of operations.

For a discussion of the Company’s additional risk factors, see Item 1A (Risk Factors) in Part I of the 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2014, MasterCard repurchased a total of approximately 21.3 million shares for $1.7 billion at an average price of $78.20 per share of Class A common stock. See Note 8 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the first quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 – 31	6,002,200	$82.05	6,002,200	$3,168,832,077
February 1 – 28	7,974,102	$75.91	7,974,102	$2,563,545,233
March 1 – 31	7,366,970	$77.54	7,366,970	$1,992,335,426
Total	21,343,272	$78.20	21,343,272
1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	May 1, 2014	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2014	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2014	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Indenture, dated as of March 31, 2014, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.2	Officer’s Certificate of the Company, dated as of March 31, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.3
Form of Global Note representing the Company’s 2.000% Notes due 2019 (included in Exhibit 4.2)(incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 3.375% Notes due 2024 (included in Exhibit 4.2)(incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

10.1+*	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014).

10.2+*	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014).

10.3+*	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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