Form 10-Q
period 2014-06-30
MASTERCARD INC
filed 2014-07-31
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 24, 2014, there were 1,114,356,419 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 43,614,765 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include: legislation, competition-related regulatory proceedings, regulation by central banks and similar types of regulatory authorities, and litigation related to interchange fees and other practices; regulation established by the Dodd-Frank Act (as defined below) in the United States; the requirement to permit U.S. merchants to surcharge credit cards; regulation or other regulatory activity with respect to the payments industry in one jurisdiction or of one product resulting in regulation (or impact on pending regulatory proceedings) in other jurisdictions or of other products; competitive issues caused by preferential or protective government actions; regulation of the payments industry, consumer privacy, data use and/or security; potential or incurred liability and limitations on business resulting from litigation; potential changes in tax laws; substantial and increasingly intense competition in the payments industry; potential future changes in the competitive landscape; competitive pressure on pricing; banking industry consolidation; loss of significant business from significant customers; merchant activity; the relationship of our competitors with our issuers and acquirers; our relationship with our issuers and acquirers; brand perceptions and reputation; our work with governments; global economic events and the overall business environment; decline in cross-border travel; the effect of general economic and global political conditions on consumer spending trends; exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations; impact of a failure or breach of our security systems or infrastructure as a result of cyber attacks; disruptions to our transaction processing systems and other services; account data breaches; reputation damage from increases in fraudulent activity; the challenges resulting from rapid technological developments in the payments industry; the effect of adverse currency fluctuation; acquisition, entry into new businesses and other integration issues; and issues relating to our Class A common stock and corporate governance structure. Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$2,878	$3,599
Restricted cash for litigation settlement	540	723
Investment securities available-for-sale, at fair value	2,836	2,696
Accounts receivable	1,134	966
Settlement due from customers	1,343	1,351
Restricted security deposits held for customers	918	911
Prepaid expenses and other current assets	641	471
Deferred income taxes	287	233
Total Current Assets	10,577	10,950
Property, plant and equipment, net of accumulated depreciation of $422 and $394, respectively	539	526
Deferred income taxes	86	70
Goodwill	1,527	1,122
Other intangible assets, net of accumulated amortization of $629 and $534, respectively	759	672
Other assets	887	902
Total Assets	$14,375	$14,242
LIABILITIES AND EQUITY
Accounts payable	$420	$338
Settlement due to customers	1,335	1,433
Restricted security deposits held for customers	918	911
Accrued litigation	799	886
Accrued expenses	1,903	2,101
Other current liabilities	415	363
Total Current Liabilities	5,790	6,032
Long-term debt	1,494	—
Deferred income taxes	125	117
Other liabilities	652	598
Total Liabilities	8,061	6,747
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,345,233,452 and 1,341,541,110 shares issued and 1,115,642,807 and 1,148,838,370 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 43,614,765 and 45,350,070 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,811	3,762
Class A treasury stock, at cost, 229,590,645 and 192,702,740 shares, respectively	(9,399)	(6,577)
Retained earnings	11,666	10,121
Accumulated other comprehensive income	188	178
Total Stockholders’ Equity	6,266	7,484
Non-controlling interests	48	11
Total Equity	6,314	7,495
Total Liabilities and Equity	$14,375	$14,242

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Net Revenue	$2,377	$2,096	$4,554	$4,002
Operating Expenses
General and administrative	740	621	1,410	1,229
Advertising and marketing	173	186	322	315
Depreciation and amortization	81	61	154	123
Total operating expenses	994	868	1,886	1,667
Operating income	1,383	1,228	2,668	2,335
Other Income (Expense)
Investment income	6	11	13	19
Interest expense	(15)	(5)	(21)	(10)
Other income (expense), net	(1)	(1)	(6)	(9)
Total other income (expense)	(10)	5	(14)	—
Income before income taxes	1,373	1,233	2,654	2,335
Income tax expense	442	385	853	721
Net Income	$931	$848	$1,801	$1,614

Basic Earnings per Share	$0.80	$0.70	$1.53	$1.32
Basic Weighted-Average Shares Outstanding	1,165	1,214	1,175	1,220
Diluted Earnings per Share	$0.80	$0.70	$1.53	$1.32
Diluted Weighted-Average Shares Outstanding	1,169	1,217	1,179	1,223

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net Income	$931	$848	$1,801	$1,614
Other comprehensive income (loss):
Foreign currency translation adjustments	13	41	12	(71)

Defined benefit pension and other postretirement plans	1	1	2	2
Income tax effect	—	—	—	(1)
Defined benefit pension and other postretirement plans, net of income tax effect	1	1	2	1

Investment securities available-for-sale	(8)	(9)	(6)	(8)
Income tax effect	2	3	2	2
Investment securities available-for-sale, net of income tax effect	(6)	(6)	(4)	(6)

Other comprehensive income (loss), net of tax	8	36	10	(76)
Comprehensive Income	$939	$884	$1,811	$1,538

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2013	$7,495	$10,121	$178	$—	$—	$3,762	$(6,577)	$11
Net income	1,801	1,801	—	—	—	—	—	—
Activity related to non-controlling interests	37	—	—	—	—	—	—	37
Other comprehensive income, net of tax	10	—	10	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.22 per share	(256)	(256)	—	—	—	—	—	—
Purchases of treasury stock	(2,827)	—	—	—	—	—	(2,827)	—
Share-based payments	54	—	—	—	—	49	5	—
Balance at June 30, 2014	$6,314	$11,666	$188	$—	$—	$3,811	$(9,399)	$48

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in millions)
Operating Activities
Net income	$1,801	$1,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	123
Share-based payments	(46)	(1)
Deferred income taxes	(77)	(32)
Other	22	29
Changes in operating assets and liabilities:
Accounts receivable	(121)	(36)
Income taxes receivable	—	158
Settlement due from customers	1	444
Prepaid expenses	(162)	(112)
Accrued litigation and legal settlements	(87)	—
Accounts payable	29	(97)
Settlement due to customers	(90)	(451)
Accrued expenses	(209)	(87)
Net change in other assets and liabilities	82	62
Net cash provided by operating activities	1,297	1,614
Investing Activities
Purchases of investment securities available-for-sale	(1,473)	(1,311)
Acquisition of businesses, net of cash acquired	(341)	—
Purchases of property, plant and equipment	(39)	(48)
Capitalized software	(63)	(55)
Proceeds from sales of investment securities available-for-sale	426	855
Proceeds from maturities of investment securities available-for-sale	887	644
Decrease in restricted cash for litigation settlement	183	2
Proceeds from maturities of investment securities held-to-maturity	—	36
Other investing activities	(12)	(5)
Net cash provided by (used in) investing activities	(432)	118
Financing Activities
Purchases of treasury stock	(2,827)	(1,347)
Proceeds from debt	1,487	—
Dividends paid	(260)	(110)
Tax benefit for share-based compensation	42	20
Cash proceeds from exercise of stock options	16	16
Other financing activities	(43)	—
Net cash used in financing activities	(1,585)	(1,421)
Effect of exchange rate changes on cash and cash equivalents	(1)	(15)
Net increase (decrease) in cash and cash equivalents	(721)	296
Cash and cash equivalents - beginning of period	3,599	2,052
Cash and cash equivalents - end of period	$2,878	$2,348

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$572	$—
Fair value of liabilities assumed related to acquisitions	$128	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the processing of payment transactions including authorization, clearing and settlement, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including MasterCard®, Maestro® and Cirrus®. The Company also provides value-added offerings such as loyalty and reward programs, information services and consulting. The Company’s network is designed to ensure safety and security for the global payments system. A typical transaction on the Company’s network involves four participants in addition to the Company: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The Company’s customers encompass a vast array of entities, including financial institutions and other entities that act as “issuers” and “acquirers”, as well as merchants, governments, telecommunication companies and other businesses. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the “merchant discount” rate charged in connection with the acceptance of cards and other payment devices that carry MasterCard’s brands.
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
The balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements as of December 31, 2013. The consolidated financial statements for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and six months ended June 30, 2014 and 2013 income/loss from non-controlling interests was insignificant.
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
Recent accounting pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the potential effects of this guidance.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Income taxes - In July 2013, the FASB issued accounting guidance that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The Company adopted the revised accounting guidance effective January 1, 2014. This new accounting guidance did not have a material impact on the Company’s consolidated financial statements.
Note 2. Acquisitions
In the six months ended June 30, 2014, the Company acquired five businesses. Two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred during 2014 was $389 million, paid in cash. The Company’s preliminary estimate of the aggregate excess of the purchase price over the fair value of net assets acquired of $377 million was recorded as goodwill. The goodwill is not expected to be deductible for local tax purposes. The consolidated financial statements include the operating results of the acquired businesses from the dates of their acquisition. Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material. The Company made no acquisitions in the six months ended June 30, 2013.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Numerator:
Net income	$931	$848	$1,801	$1,614
Denominator:
Basic EPS weighted-average shares outstanding	1,165	1,214	1,175	1,220
Dilutive stock options and stock units	4	3	4	3
Diluted EPS weighted-average shares outstanding [1]	1,169	1,217	1,179	1,223
Earnings per Share
Basic	$0.80	$0.70	$1.53	$1.32
Diluted	$0.80	$0.70	$1.53	$1.32

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
In accordance with accounting requirements for financial instruments, the Company is disclosing the estimated fair values as of June 30, 2014 and December 31, 2013 of the financial instruments that are within the scope of the accounting guidance, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Furthermore, the Company classifies its fair value measurements into a three-level hierarchy (the “Valuation Hierarchy”). No transfers were made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2014.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$216	$—	$216
U.S. Government and Agency securities [1]	—	521	—	521
Corporate securities	—	1,511	—	1,511
Asset-backed securities	—	487	—	487
Other [2]	20	72	11	103
Total	$20	$2,807	$11	$2,838

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$267	$—	$267
U.S. Government and Agency securities [1]	—	560	—	560
Corporate securities	—	1,426	—	1,426
Asset-backed securities	—	364	—	364
Other [2]	—	79	11	90
Total	$—	$2,696	$11	$2,707
1 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $540 million and $723 million at June 30, 2014 and December 31, 2013, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 12 (Legal and Regulatory Proceedings) for further details.
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
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At June 30, 2014, the carrying value and fair value of long-term debt was $1.5 billion. The Company did not have any long-term debt at December 31, 2013. See Note 7 (Debt).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2014 and December 31, 2013, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 13 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$216	$—	$—	$216
U.S. Government and Agency securities	521	—	—	521
Corporate securities	1,509	3	(1)	1,511
Asset-backed securities	487	—	—	487
Other [1]	119	—	(7)	112
Total	$2,852	$3	$(8)	$2,847

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$267	$—	$—	$267
U.S. Government and Agency securities	560	—	—	560
Corporate securities	1,425	2	(1)	1,426
Asset-backed securities	364	—	—	364
Other [1]	91	—	(1)	90
Total	$2,707	$2	$(2)	$2,707
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
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2014 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,636	$1,637
Due after 1 year through 5 years	1,163	1,164
Due after 5 years through 10 years	15	15
Due after 10 years	12	11
No contractual maturity	26	20
Total	$2,852	$2,847
All the securities due after ten years are ARS. Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Income
Investment income was $6 million and $11 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and $19 million for the six months ended June 30, 2014 and 2013, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, and investment securities available-for-sale. Dividend income and gross realized gains and losses were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$315	$239
Prepaid income taxes	141	36
Other	185	196
Total prepaid expenses and other current assets	$641	$471
Other assets consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$551	$531
Nonmarketable equity investments	164	229
Income taxes receivable	81	78
Other	91	64
Total other assets	$887	$902
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
Investments for which the equity method or historical cost method of accounting is used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the equity method of accounting. In the six months ended June 30, 2014, the Company acquired controlling interests in two investments previously included within nonmarketable equity investments.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$1,258	$1,286
Personnel costs	265	413
Advertising	88	149
Income and other taxes	146	95
Other	146	158
Total accrued expenses	$1,903	$2,101
As of June 30, 2014 and December 31, 2013, the Company’s provision related to U.S. merchant litigations was $799 million and $886 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The accrued litigation item includes $68 million as of December 31, 2013 related to the timing of MasterCard's administration of the short-term reduction in default credit interchange from U.S. issuers

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

which expired during the period ended June 30, 2014. See Note 12 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Debt
Long-term debt at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
2.000% Notes due 2019	$500	$—
3.375% Notes due 2024	1,000	—
	1,500	—
Less: Unamortized discount	(6)	—
Long-term debt	$1,494	$—

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
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at June 30, 2014 or December 31, 2013.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Dollar value of shares repurchased during the six months ended June 30, 2013	**	$743	604	$1,347
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the six months ended June 30, 2014	2,666	161	—	$2,827
Remaining authorization at June 30, 2014	$834	$—	$—	$834
Shares repurchased during the six months ended June 30, 2013	**	13.6	11.7	25.3
Average price paid per share during the six months ended June 30, 2013	**	$54.55	$51.72	$53.24
Shares repurchased during the six months ended June 30, 2014	35.1	1.9	—	37.0
Average price paid per share during the six months ended June 30, 2014	$75.99	$83.22	$—	$76.37
Cumulative shares repurchased through June 30, 2014	35.1	31.1	31.1	97.3
Cumulative average price paid per share	$75.99	$64.26	$48.16	$63.34
** Not applicable
As of July 24, 2014, the cumulative repurchases by the Company under the December 2013 Share Repurchase Program in 2014 totaled approximately 36.5 million shares of Class A common stock for an aggregate cost of approximately $2.8 billion at an average price of $75.98 per share of Class A common stock. As of July 24, 2014, the Company had approximately $728 million remaining under the December 2013 Share Repurchase Program.
Note 9. Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss) [1]	(71)	1	(6)	(76)
Balance at June 30, 2013	$22	$(36)	$(1)	$(15)

Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1]	12	2	(4)	10
Balance at June 30, 2014	$218	$(27)	$(3)	$188

1 During the six months ended June 30, 2014 and 2013, $2 million of deferred costs related to the Company’s defined benefit pension and other postretirement plans were reclassified from accumulated other comprehensive income to general and administrative expense. In addition, $1 million of net gains on available-for-sale investment securities were recognized in investment income during the six months ended June 30, 2013. Less than $1 million of net gains were recognized during the six months ended June 30, 2014. Tax amounts related to these items are insignificant.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10. Share-Based Payments
During the six months ended June 30, 2014, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2014	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,685	$14
Restricted stock units	1,189	$76
Performance stock units	133	$78
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
Note 11. Income Taxes
The effective income tax rates were 32.2% and 31.2% for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rates were 32.1% and 30.9% for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, the effective tax rate was higher versus the comparable periods in 2013, due primarily to a less favorable geographic mix of taxable earnings.
The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations.  The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by taxing authorities for years before 2006.  Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local tax examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the Visa parties, the financial institutions and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the financial institutions with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. MasterCard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its No Surcharge Rule. Objections to the settlement were filed by both merchants and certain competitors, including Discover. Discover’s objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act. The court granted final approval of the settlement in December 2013, which has been appealed by objectors to the settlement.
Merchants representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period chose to opt out of the class settlement. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. The defendants have consolidated all of these matters (except for one state court action in Texas) in front of the same federal district court that is overseeing the approval of the settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt out merchant complaints for failure to state a claim.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. At June 30, 2014 and December 31, 2013, MasterCard had $540 million and $723 million, respectively, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt out merchants, representing a change in its estimate of probable losses relating to these matters.  Accordingly, as of June 30, 2014, MasterCard had accrued a liability of $799 million as a reserve for both the merchant class litigation and the filed and anticipated opt out merchant cases.
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
Canada. In December 2010, the Canadian Competition Bureau (the “CCB”) filed an application with the Canadian Competition Tribunal to strike down certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. In July 2013, the Competition Tribunal issued a decision in MasterCard’s favor and dismissed the CCB’s application, which was not appealed. In December 2010, a proposed class action complaint was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of the CCB application to the Canadian Competition Tribunal and sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In March 2011, a second purported class action lawsuit was commenced in British Columbia against MasterCard, Visa and a number of large Canadian financial institutions, and in May 2011 a third purported class action lawsuit was commenced in Ontario against the same defendants. These suits allege that MasterCard, Visa and the financial institutions have engaged in a conspiracy to increase or maintain the fees paid by merchants on credit card transactions and establish rules which force merchants to accept all MasterCard and Visa credit cards and prevent merchants from charging more for payments with MasterCard and Visa premium cards. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court issued an order in March 2014 certifying a number of the merchants’ causes of action. The parties have appealed the certification decision. Additional proposed class action complaints have been filed in Saskatchewan and Alberta. The claims

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

in these complaints largely mirror the claims in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and could result in substantial damage awards.
European Union. In September 2003, the European Commission issued a Statement of Objections challenging MasterCard Europe’s cross-border default interchange fees and, in June 2006, it issued a supplemental Statement of Objections covering credit, debit and commercial card fees. In December 2007, the European Commission announced a decision that applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”), but not to commercial card transactions (the European Commission stated publicly that it has not yet finished its investigation of commercial card interchange fees). The decision required MasterCard to stop applying the MasterCard MIF, to refrain from repeating the conduct, and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $0.9 million per day) in the event that MasterCard fails to comply. To date, MasterCard has not been assessed any such penalty. In March 2008, MasterCard filed an application for annulment of the European Commission’s decision with the General Court of the European Union.
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
In May 2012, the General Court of the European Union issued a judgment dismissing the Company’s appeal and upholding the European Commission’s decision. In August 2012, the Company appealed the judgment to the European Union Court of Justice (the “ECJ”). The Advocate General to the ECJ issued a non-binding opinion in January 2014 recommending that the ECJ reject MasterCard’s appeal.  Historically, in a majority of cases, the ECJ has followed the Advocate General’s opinions. MasterCard anticipates that the ECJ will issue its final decision in September 2014. Should the ECJ ultimately reject MasterCard’s appeal, the European Commission’s December 2007 decision will be upheld.  Although the interim agreement with the European Commission, by its terms, formally ended on the day of the General Court’s judgment, MasterCard intends to act consistent with the terms of the agreement.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Private Litigations Related to 1998 Department of Justice Antitrust Litigation
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to leverage a 1998 action by the U.S. Department of Justice against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. In that action, a federal district court concluded that both MasterCard’s Competitive Programs Policy and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) constituted unlawful restraints of trade under the federal antitrust laws. The state court in the Attridge action granted the defendants’ motion to dismiss the plaintiffs’ state antitrust claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. In September 2009, MasterCard executed a settlement agreement that is subject to court approval in the separate California consumer litigations (see “Consumer Litigations Related to 2003 U.S. Merchant Settlement”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In August 2010, the Court in the California consumer actions granted final approval to the settlement. The plaintiff from the Attridge action and three other objectors filed appeals of the settlement approval. In January 2012, the Appellate Court reversed the trial court’s settlement approval and remanded the matter to the trial court for further proceedings. In August 2012, the parties in the California consumer actions filed a motion seeking approval of a revised settlement agreement. The trial court granted final approval of the settlement in April 2013, to which the objectors have appealed.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Consumer Litigations Related to 2003 U.S. Merchant Settlement
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
In addition, individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continues to be outstanding cases. As discussed above under “Private Litigations Related to 1998 Department of Justice Antitrust Litigation,” in September 2009, the parties to the California state court actions executed a settlement agreement subject to approval by the California state court. In August 2010, the court granted final approval of the settlement, subsequent to which MasterCard made a payment of $6 million required by the settlement agreement. As noted above in more detail, the plaintiff from the Attridge action and three other objectors have filed appeals of the trial court’s final approval in April 2013 of a revised settlement.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Gross settlement exposure	$40,881	$40,657
Collateral held for settlement exposure	(3,486)	(3,167)
Net uncollateralized settlement exposure	$37,395	$37,490
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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $496 million and $503 million at June 30, 2014 and December 31, 2013, respectively, of which $396 million and $403 million at June 30, 2014 and December 31, 2013 is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2014, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	June 30, 2014		December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$68	$—	$23	$(1)
Commitments to sell foreign currency	1,915	(9)	1,722	1
Balance Sheet Location:
Accounts Receivable [1]		$9		$13
Other Current Liabilities [1]		(18)		(13)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Foreign currency derivative contracts
General and administrative	$(22)	$35	$(26)	$12
Net revenue	—	(1)	—	(1)
Total	$(22)	$34	$(26)	$11
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $206 million on the Company’s foreign currency derivative contracts outstanding at June 30, 2014 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

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
We recorded net income of $931 million, or $0.80 per diluted share, and $1.8 billion, or $1.53 per diluted share, for the three and six months ended June 30, 2014, respectively, versus net income of $848 million, or $0.70 per diluted share, and $1.6 billion, or $1.32 per diluted share, for the three and six months ended June 30, 2013, respectively.
Our net revenue increased 13% and 14% for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013, driven by increases across our revenue categories, partially offset by higher rebates and incentives. For the three and six months ended June 30, 2014, our processed transactions increased 12% and 13%, respectively, versus the comparable periods in 2013. Our volumes also increased 13% for the three and six months ended June 30, 2014, on a local currency basis, versus the comparable periods in 2013. Rebates and incentives as a percentage of gross revenue were 24% for the three months ended June 30, 2014 and 2013 and 25% for the six months ended June 30, 2014 and 2013, respectively.
Operating expenses increased 15% and 13% for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013, primarily due to higher general and administrative expenses. We generated net cash flows from operations of $1.3 billion for the six months ended June 30, 2014, compared to $1.6 billion for the comparable period in 2013.
The following table provides a summary of our operating results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except per share data and percentages)
Net revenue	$2,377	$2,096	13%	$4,554	$4,002	14%

Operating expenses	994	868	15%	1,886	1,667	13%
Operating income	1,383	1,228	13%	2,668	2,335	14%
Operating margin	58.2%	58.6%	**	58.6%	58.4%	**

Income tax expense	442	385	15%	853	721	18%
Effective income tax rate	32.2%	31.2%	**	32.1%	30.9%	**

Net income	$931	$848	10%	$1,801	$1,614	12%

Diluted earnings per share	$0.80	$0.70	14%	$1.53	$1.32	16%
Diluted weighted-average shares outstanding	1,169	1,217	(4)%	1,179	1,223	(4)%

** Not meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% and 41% of total revenue for the three months ended June 30, 2014 and 2013, respectively, and 39% and 40% for the six months ended June 30, 2014 and 2013, respectively. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and six months ended June 30, 2014, as compared to the same periods in 2013, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net revenue and operating expenses by approximately 1 percentage point for the three and six months ended June 30, 2014.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2014, as compared to the same periods in 2013, GDV on a U.S. dollar converted basis increased 11% while GDV grew on a local currency basis 13%. The Company attempts to limit the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 14 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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
Revenue Analysis
In the three and six months ended June 30, 2014, gross revenue increased $395 million and $742 million, or 14%, respectively, versus the comparable periods in 2013. Gross revenue growth in the three and six months ended June 30, 2014 was primarily driven by increased growth in dollar volume of activity on cards carrying our brands, increased transactions and increased other payment-related products and services. Rebates and incentives, in the three and six months ended June 30, 2014, increased $114 million and $190 million, or 17% and 14%, respectively, versus the comparable periods in 2013 primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 13% and 14% for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013.
Our revenue is primarily based on volumes and transactions, which are driven by the dollar volume of activity on cards and other devices carrying our brands and the number of transactions. During the three and six months ended June 30, 2014, our GDV increased 13% on a local currency basis while our processed transactions increased 12% and 13%, respectively.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	11%	13%	13%	13%	11%	13%	12%	13%
Asia Pacific/Middle East/Africa	15%	18%	19%	21%	13%	18%	20%	22%
Canada	(1)%	5%	6%	8%	(1)%	6%	5%	6%
Europe	14%	13%	15%	14%	14%	14%	14%	14%
Latin America	5%	13%	17%	17%	4%	14%	14%	16%
United States	9%	9%	6%	6%	9%	9%	5%	5%
Cross-border Volume Growth [1]		16%		17%		16%		17%
Processed Transactions Growth		12%		11%		13%		12%
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

The significant components of our net revenue for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013 [1]		2014	2013 [1]
	(in millions, except percentages)
Domestic assessments	$1,008	$912	11%	$1,946	$1,785	9%
Cross-border volume fees	750	658	14%	1,445	1,247	16%
Transaction processing fees	995	865	15%	1,931	1,686	15%
Other revenues	392	315	24%	733	595	23%
Gross revenue	3,145	2,750	14%	6,055	5,313	14%
Rebates and incentives (contra-revenue)	(768)	(654)	17%	(1,501)	(1,311)	14%
Net revenue	$2,377	$2,096	13%	$4,554	$4,002	14%

1 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2014 versus the three and six months ended June 30, 2013:

	For the Three Months Ended June 30,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	11%	12%	—%	—%	—%	[3]	(4)%	[3]	11%	8%
Cross-border volume fees	14%	14%	1%	1%	(1)%		5%		14%	20%
Transaction processing fees	10%	9%	1%	—%	4%		(1)%		15%	8%
Other revenues	**	**	1%	—%	23%	[4]	17%	[4]	24%	17%
Rebates and incentives	7%	4%	1%	—%	9%	[5]	(2)%	[5]	17%	2%

Net revenue	11%	12%	1%	—%	1%		3%		13%	15%

	For the Six Months Ended June 30,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	12%	12%	—%	(1)%	(3)%	[3]	(2)%	[3]	9%	9%
Cross-border volume fees	15%	14%	1%	—%	—%		3%		16%	17%
Transaction processing fees	11%	9%	—%	—%	4%		(1)%		15%	8%
Other revenues	**	**	1%	—%	22%	[4]	12%	[4]	23%	12%
Rebates and incentives	7%	8%	—%	—%	7%	[5]	—%	[5]	14%	8%

Net revenue	12%	11%	1%	—%	1%		1%		14%	12%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 Positively impacted by consulting fees, fraud service fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. Operating expenses increased $126 million and $219 million, or 15% and 13%, for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013, primarily due to higher general and administrative expenses. The components of operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except percentages)
General and administrative	$740	$621	20%	$1,410	$1,229	15%
Advertising and marketing	173	186	(7)%	322	315	2%
Depreciation and amortization	81	61	30%	154	123	24%
Total operating expenses	$994	$868	15%	$1,886	$1,667	13%

Total operating expenses as a percentage of net revenue	41.8%	41.4%		41.4%	41.6%

General and Administrative
General and administrative expenses increased $119 million and $181 million, or 20% and 15%, for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013, primarily due to an increase in personnel expenses.
The significant components of our general and administrative expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except percentages)
Personnel	$485	$423	15%	$935	$835	12%
Professional fees	61	52	18%	121	98	23%
Data processing and telecommunications	65	53	21%	126	106	18%
Foreign exchange activity	17	(12)	*	(2)	(13)	*
Other	112	105	8%	230	203	13%
General and administrative expenses	$740	$621	20%	$1,410	$1,229	15%
* Not Meaningful

•
Personnel expense increased for the three and six months ended June 30, 2014 versus the comparable periods in 2013, due to an increase in the number of employees to support the Company’s strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees for the three and six months ended June 30, 2014 versus the comparable periods in 2013, increased primarily due to support required for strategic development efforts.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. These expenses vary with business volume growth, system upgrades and usage.

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

•
Other expenses include costs to provide loyalty and rewards programs, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation, investment related expenses and other miscellaneous operating expenses. Other expenses increased for the three and six months ended June 30, 2014 versus the comparable periods in 2013, primarily due to expenses incurred to support strategic development efforts.
Advertising and Marketing
Our brands are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased $13 million, or 7% and increased $7 million, or 2%, for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013 mainly due to the timing of media spend and sponsorship promotions to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $20 million and $31 million, or 30% and 24% for the three and six months ended June 30, 2014, respectively, versus the comparable periods in 2013. The increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software costs and acquisition-related intangible assets.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Other expense for the three and six months ended June 30, 2014 increased primarily due to higher interest expense related to our debt issuance in March 2014 versus the comparable periods in 2013.
Income Taxes
The effective income tax rates were 32.2% and 31.2% for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rates were 32.1% and 30.9% for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, the effective tax rate was higher versus the comparable periods in 2013, due primarily to a less favorable geographic mix of taxable earnings.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in billions)
Cash, cash equivalents and available-for-sale investment securities [1]	$5.7	$6.3
Unused line of credit [2]	3.0	3.0
1 Excludes restricted cash related to the U.S. merchant class litigation settlement of $540 million and $723 million at June 30, 2014 and December 31, 2013, respectively.
2 The Company did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.8 billion and $3.6 billion at June 30, 2014 and December 31, 2013, respectively, or 67% and 57% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2013 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,297	$1,614
Net cash provided by (used in) investing activities	(432)	118
Net cash used in financing activities	(1,585)	(1,421)
Net cash provided by operating activities was $1.3 billion and $1.6 billion for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by operating activities for the six months ended June 30, 2014 was primarily due to net income, partially offset by payments for prepaid and accrued expenses. Net cash provided by operating activities for the six months ended June 30, 2013 was primarily due to net income.
Net cash used in investing activities for the six months ended June 30, 2014 primarily related to purchases of investment securities and acquisitions, partially offset by the proceeds from sales and maturities of investment securities. Net cash provided by investing activities for the six months ended June 30, 2013 primarily related to the proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities.
Net cash used in financing activities for the six months ended June 30, 2014 primarily related to the repurchase of the Company’s Class A common stock, partially offset by proceeds from the debt offering completed in March 2014. Net cash used in financing activities for the six months ended June 30, 2013 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Balance Sheet Data:
Current assets	$10,577	$10,950
Current liabilities	5,790	6,032
Long-term liabilities	2,271	715
Equity	6,314	7,495
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
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at June 30, 2014 and December 31, 2013. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On February 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on May 9, 2014 to holders of record on April 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $129 million.
On June 3, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on August 8, 2014 to holders of record on July 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $127 million.
Aggregate payments for quarterly dividends totaled $260 million and $110 million for the six months ended June 30, 2014 and 2013, respectively.

Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of our Class A common stock.  During January 2014, the Company exhausted its purchases under its February 2013 share repurchase program. As of July 24, 2014, the cumulative repurchases by the Company under its December 2013 share repurchase program totaled approximately 36.5 million shares of its Class A common stock for an aggregate cost of approximately $2.8 billion at an average price of $75.98 per share of Class A common stock. As of July 24, 2014, the Company had approximately $728 million remaining under its December 2013 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through June 30, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the six months ended June 30, 2014	$2,666	$161	$—	$2,827
Remaining authorization at June 30, 2014	$834	$—	$—	$834
Shares repurchased during the six months ended June 30, 2014	35.1	1.9	—	37.0
Average price paid per share during the six months ended June 30, 2014	$75.99	$83.22	$—	$76.37
Cumulative shares repurchased through June 30, 2014	35.1	31.1	31.1	97.3
Cumulative average price paid per share	$75.99	$64.26	$48.16	$63.34
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $206 million on our foreign currency derivative contracts outstanding at June 30, 2014 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at June 30, 2014 or December 31, 2013. In addition, there was no material equity price risk at June 30, 2014 or December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.

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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 31, 2014 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2014 and 2013, and the consolidated statement of changes in equity for the six-month period ended June 30, 2014, and the consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
July 31, 2014

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 12 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Item 1A (Risk Factors) in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the second quarter of 2014, MasterCard repurchased a total of approximately 15.7 million shares for $1.2 billion at an average price of $73.88 per share of Class A common stock. See Note 8 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the second quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 – 30	7,640,454	$72.95	7,640,454	$1,434,946,602
May 1 – 31	4,933,629	$73.94	4,933,629	$1,070,155,267
June 1 – 30	3,102,635	$76.05	3,102,635	$834,210,481
Total	15,676,718	$73.88	15,676,718
1 Dollar value of shares that may yet be purchased under the Repurchase Programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 31, 2014	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2014	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2014	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+*
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 3, 2014).

10.2+*
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 3, 2014).

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