Form 10-Q
period 2014-09-30
MASTERCARD INC
filed 2014-10-30
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 23, 2014, there were 1,112,920,270 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 39,934,825 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

MASTERCARD INCORPORATED
FORM 10-Q

In this Report on Form 10-Q (“Report”), references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated.
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

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$4,462	$3,599
Restricted cash for litigation settlement	540	723
Investment securities available-for-sale, at fair value	1,857	2,696
Accounts receivable	1,071	966
Settlement due from customers	1,188	1,351
Restricted security deposits held for customers	953	911
Prepaid expenses and other current assets	602	471
Deferred income taxes	283	233
Total Current Assets	10,956	10,950
Property, plant and equipment, net of accumulated depreciation of $433 and $394, respectively	553	526
Deferred income taxes	102	70
Goodwill	1,456	1,122
Other intangible assets, net of accumulated amortization of $651 and $534, respectively	705	672
Other assets	887	902
Total Assets	$14,659	$14,242
LIABILITIES AND EQUITY
Accounts payable	$319	$338
Settlement due to customers	1,226	1,433
Restricted security deposits held for customers	953	911
Accrued litigation	789	886
Accrued expenses	2,098	2,101
Other current liabilities	464	363
Total Current Liabilities	5,849	6,032
Long-term debt	1,494	—
Deferred income taxes	119	117
Other liabilities	649	598
Total Liabilities	8,111	6,747
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,349,345,980 and 1,341,541,110 shares issued and 1,114,440,917 and 1,148,838,370 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 40,060,155 and 45,350,070 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,843	3,762
Class A treasury stock, at cost, 234,905,063 and 192,702,740 shares, respectively	(9,803)	(6,577)
Retained earnings	12,553	10,121
Accumulated other comprehensive income (loss)	(92)	178
Total Stockholders’ Equity	6,501	7,484
Non-controlling interests	47	11
Total Equity	6,548	7,495
Total Liabilities and Equity	$14,659	$14,242

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Net Revenue	$2,503	$2,218	$7,057	$6,220
Operating Expenses
General and administrative	797	701	2,207	1,930
Advertising and marketing	203	205	525	520
Depreciation and amortization	83	64	237	187
Total operating expenses	1,083	970	2,969	2,637
Operating income	1,420	1,248	4,088	3,583
Other Income (Expense)
Investment income	8	11	21	30
Interest expense	(11)	3	(32)	(7)
Other income (expense), net	1	(8)	(5)	(17)
Total other income (expense)	(2)	6	(16)	6
Income before income taxes	1,418	1,254	4,072	3,589
Income tax expense	403	375	1,256	1,096
Net Income	$1,015	$879	$2,816	$2,493

Basic Earnings per Share	$0.88	$0.73	$2.41	$2.05
Basic Weighted-Average Shares Outstanding	1,157	1,205	1,169	1,215
Diluted Earnings per Share	$0.87	$0.73	$2.40	$2.05
Diluted Weighted-Average Shares Outstanding	1,160	1,209	1,172	1,219

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net Income	$1,015	$879	$2,816	$2,493
Other comprehensive income (loss):
Foreign currency translation adjustments	(274)	137	(262)	65

Defined benefit pension and other postretirement plans	—	(2)	2	(1)
Income tax effect	—	1	—	1
Defined benefit pension and other postretirement plans, net of income tax effect	—	(1)	2	—

Investment securities available-for-sale	(8)	(1)	(14)	(9)
Income tax effect	2	1	4	3
Investment securities available-for-sale, net of income tax effect	(6)	—	(10)	(6)

Other comprehensive income (loss), net of tax	(280)	136	(270)	59
Comprehensive Income	$735	$1,015	$2,546	$2,552

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2013	$7,495	$10,121	$178	$—	$—	$3,762	$(6,577)	$11
Net income	2,816	2,816	—	—	—	—	—	—
Activity related to non-controlling interests	36	—	—	—	—	—	—	36
Other comprehensive income (loss), net of tax	(270)	—	(270)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.33 per share	(384)	(384)	—	—	—	—	—	—
Purchases of treasury stock	(3,231)	—	—	—	—	—	(3,231)	—
Share-based payments	86	—	—	—	—	81	5	—
Balance at September 30, 2014	$6,548	$12,553	$(92)	$—	$—	$3,843	$(9,803)	$47

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Operating Activities
Net income	$2,816	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	187
Share-based payments	(43)	27
Deferred income taxes	(80)	(34)
Other	24	48
Changes in operating assets and liabilities:
Accounts receivable	(96)	(67)
Income taxes receivable	(12)	158
Settlement due from customers	86	(192)
Prepaid expenses	(156)	(44)
Accrued litigation and legal settlements	(97)	—
Accounts payable	(39)	(76)
Settlement due to customers	(124)	126
Accrued expenses	60	209
Net change in other assets and liabilities	106	101
Net cash provided by operating activities	2,682	2,936
Investing Activities
Purchases of investment securities available-for-sale	(1,977)	(1,936)
Acquisition of businesses, net of cash acquired	(336)	—
Purchases of property, plant and equipment	(97)	(65)
Capitalized software	(75)	(88)
Proceeds from sales of investment securities available-for-sale	1,444	1,349
Proceeds from maturities of investment securities available-for-sale	1,322	959
Decrease (increase) in restricted cash for litigation settlement	184	(1)
Proceeds from maturities of investment securities held-to-maturity	—	36
Other investing activities	(17)	(19)
Net cash provided by investing activities	448	235
Financing Activities
Purchases of treasury stock	(3,231)	(1,692)
Proceeds from debt	1,487	—
Dividends paid	(388)	(182)
Tax benefit for share-based payments	53	23
Cash proceeds from exercise of stock options	23	22
Other financing activities	(39)	(8)
Net cash used in financing activities	(2,095)	(1,837)
Effect of exchange rate changes on cash and cash equivalents	(172)	27
Net increase in cash and cash equivalents	863	1,361
Cash and cash equivalents - beginning of period	3,599	2,052
Cash and cash equivalents - end of period	$4,462	$3,413

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$574	$—
Fair value of liabilities assumed related to acquisitions	$134	$—

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
The balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements as of December 31, 2013. The consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2014 and 2013 income/loss from non-controlling interests was insignificant.
In December 2012, the Company made a payment into a qualified cash settlement fund related to its U.S. merchant class litigation. The Company has presented these funds as restricted cash for litigation settlement since the use of the funds under the qualified cash settlement fund is restricted for payment under the settlement agreement. In January 2014, $164 million was returned to MasterCard from the qualified cash settlement fund related to the opt-out merchants and has been reclassified to cash and cash equivalents. See Note 12 (Legal and Regulatory Proceedings) for further detail.
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
Note 2. Acquisitions
In the nine months ended September 30, 2014, the Company acquired five businesses. Two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $389 million, paid in cash. The Company’s preliminary estimate of the aggregate excess of the purchase price over the fair value of net assets acquired of $385 million was recorded as goodwill. The goodwill is not expected to be deductible for local tax purposes. The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material. The Company acquired no businesses in the nine months ended September 30, 2013.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Numerator:
Net income	$1,015	$879	$2,816	$2,493
Denominator:
Basic weighted-average shares outstanding	1,157	1,205	1,169	1,215
Dilutive stock options and stock units	3	4	3	4
Diluted weighted-average shares outstanding [1]	1,160	1,209	1,172	1,219
Earnings per Share
Basic	$0.88	$0.73	$2.41	$2.05
Diluted	$0.87	$0.73	$2.40	$2.05

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). No transfers were made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2014.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$147	$—	$147
U.S. government and agency securities [1]	—	254	—	254
Corporate securities	—	1,006	—	1,006
Asset-backed securities	—	362	—	362
Other [2]	11	71	11	93
Total	$11	$1,840	$11	$1,862

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$267	$—	$267
U.S. government and agency securities [1]	—	560	—	560
Corporate securities	—	1,426	—	1,426
Asset-backed securities	—	364	—	364
Other [2]	—	79	11	90
Total	$—	$2,696	$11	$2,707
1 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $540 million and $723 million at September 30, 2014 and December 31, 2013, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 12 (Legal and Regulatory Proceedings) for further details.
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
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At September 30, 2014, the carrying value and fair value of long-term debt was $1.5 billion. The Company did not have any long-term debt at December 31, 2013. See Note 7 (Debt).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2014 and December 31, 2013, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 13 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$147	$—	$—	$147
U.S. government and agency securities	254	—	—	254
Corporate securities	1,005	1	—	1,006
Asset-backed securities	362	—	—	362
Other [1]	114	—	(15)	99
Total	$1,882	$1	$(15)	$1,868

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$267	$—	$—	$267
U.S. government and agency securities	560	—	—	560
Corporate securities	1,425	2	(1)	1,426
Asset-backed securities	364	—	—	364
Other [1]	91	—	(1)	90
Total	$2,707	$2	$(2)	$2,707
1 Other includes ARS, which are included in other assets on the consolidated balance sheet. The unrealized losses related to ARS have been in an unrealized loss position longer than 12 months, but have not been deemed other-than-temporarily impaired.
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The U.S. government and agency securities are primarily invested in U.S. government bonds and U.S. government sponsored agency bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2014 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$1,045	$1,046
Due after 1 year through 5 years	796	796
Due after 5 years through 10 years	4	4
Due after 10 years	12	11
No contractual maturity	25	11
Total	$1,882	$1,868
All the securities due after ten years are ARS. Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income was $8 million and $11 million for the three months ended September 30, 2014 and 2013, respectively, and $21 million and $30 million for the nine months ended September 30, 2014 and 2013, respectively. Investment income primarily consisted of interest income generated from cash, cash equivalents, and investment securities available-for-sale. Dividend income and gross realized gains and losses were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$286	$239
Prepaid income taxes	159	36
Other	157	196
Total prepaid expenses and other current assets	$602	$471
Other assets consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$541	$531
Nonmarketable equity investments	163	229
Income taxes receivable	92	78
Other	91	64
Total other assets	$887	$902
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
Investments for which the equity method or historical cost method of accounting is used are recorded in other assets on the consolidated balance sheet. MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations. The Company accounts for nonmarketable equity investments under the historical cost method of accounting when those investments do not qualify for the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

equity method of accounting. In the nine months ended September 30, 2014, the Company acquired controlling interests in two investments previously included within nonmarketable equity investments.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Customer and merchant incentives	$1,336	$1,286
Personnel costs	365	413
Advertising	103	149
Income and other taxes	150	95
Other	144	158
Total accrued expenses	$2,098	$2,101
As of September 30, 2014 and December 31, 2013, the Company’s provision related to U.S. merchant litigations was $789 million and $886 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The accrued litigation item includes $68 million as of December 31, 2013 related to the timing of MasterCard's administration of the short-term reduction in default credit interchange from U.S. issuers which expired in April 2014. During the third quarter of 2014, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustments to the amount reserved was deemed necessary. See Note 12 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Debt
Long-term debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
2.000% Notes due 2019	$500	$—
3.375% Notes due 2024	1,000	—
	1,500	—
Less: Unamortized discount	(6)	—
Long-term debt	$1,494	$—

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
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. MasterCard had no borrowings under the Credit Facility at September 30, 2014 or December 31, 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Dollar value of shares repurchased during the nine months ended September 30, 2013	**	$1,088	$604	$1,692
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the nine months ended September 30, 2014	$3,070	$161	$—	$3,231
Remaining authorization at September 30, 2014	$430	$—	$—	$430
Shares repurchased during the nine months ended September 30, 2013	**	19.4	11.7	31.1
Average price paid per share during the nine months ended September 30, 2013	**	$56.19	$51.72	$54.50
Shares repurchased during the nine months ended September 30, 2014	40.5	1.9	—	42.4
Average price paid per share during the nine months ended September 30, 2014	$75.96	$83.22	$—	$76.30
Cumulative shares repurchased through September 30, 2014	40.5	31.1	31.1	102.7
Cumulative average price paid per share	$75.96	$64.26	$48.16	$63.98
** Not applicable
As of October 23, 2014, the cumulative repurchases by the Company under the December 2013 Share Repurchase Program in 2014 totaled approximately 42.1 million shares of Class A common stock for an aggregate cost of approximately $3.2 billion at an average price of $75.82 per share of Class A common stock. As of October 23, 2014, the Company had approximately $310 million remaining under the December 2013 Share Repurchase Program.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss) [1]	65	—	(6)	59
Balance at September 30, 2013	$158	$(37)	$(1)	$120

Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1]	(262)	2	(10)	(270)
Balance at September 30, 2014	$(56)	$(27)	$(9)	$(92)

1 During the nine months ended September 30, 2014 and 2013, $2 million and $3 million, respectively, of deferred costs related to the Company’s defined benefit pension and other postretirement plans were reclassified from accumulated other comprehensive income (loss) to general and administrative expense. In addition, $1 million and $5 million of net gains on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to investment income during the nine months ended September 30, 2014 and 2013, respectively. Tax amounts related to these items are insignificant.
Note 10. Share-Based Payments
During the nine months ended September 30, 2014, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2014	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,685	$14
Restricted stock units	1,332	$76
Performance stock units	133	$78
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Income Taxes
The effective income tax rates were 28.5% and 29.9% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates were 30.9% and 30.5% for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the effective tax rate was lower versus the comparable period in 2013, due primarily to larger benefits relating to the Company’s federal domestic production activities deduction and discrete benefits related to expiring statutes, partially offset by a less favorable geographic mix of taxable earnings. For the nine months ended September 30, 2014, the effective tax rate was higher versus the comparable period in 2013, due primarily to a less favorable geographic mix of taxable earnings, partially offset by larger benefits relating to the Company’s federal domestic production activities deduction and discrete benefits related to expiring statutes.
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
United States. In June 2005, the first of a series of complaints were filed on behalf of merchants (the majority of the complaints were styled as class actions, although a few complaints were filed on behalf of individual merchant plaintiffs) against MasterCard International, Visa U.S.A., Inc., Visa International Service Association and a number of financial institutions. Taken together, the claims in the complaints were generally brought under both Sections 1 and 2 of the Sherman Act, which prohibit monopolization and attempts or conspiracies to monopolize a particular industry, and some of these complaints contain unfair competition law claims under state law. The complaints allege, among other things, that MasterCard, Visa, and certain financial institutions conspired to set the price of interchange fees, enacted point of sale acceptance rules (including the no surcharge rule) in violation of antitrust

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

laws and engaged in unlawful tying and bundling of certain products and services. The cases were consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York in MDL No. 1720. The plaintiffs filed a consolidated class action complaint that seeks treble damages.
In July 2006, the group of purported merchant class plaintiffs filed a supplemental complaint alleging that MasterCard’s initial public offering of its Class A Common Stock in May 2006 (the “IPO”) and certain purported agreements entered into between MasterCard and financial institutions in connection with the IPO: (1) violate U.S. antitrust laws and (2) constituted a fraudulent conveyance because the financial institutions allegedly attempted to release, without adequate consideration, MasterCard’s right to assess them for MasterCard’s litigation liabilities. The class plaintiffs sought treble damages and injunctive relief including, but not limited to, an order reversing and unwinding the IPO.
In February 2011, MasterCard and MasterCard International entered into each of: (1) an omnibus judgment sharing and settlement sharing agreement with Visa Inc., Visa U.S.A. Inc. and Visa International Service Association and a number of financial institutions; and (2) a MasterCard settlement and judgment sharing agreement with a number of financial institutions.  The agreements provide for the apportionment of certain costs and liabilities which MasterCard, the Visa parties and the financial institutions may incur, jointly and/or severally, in the event of an adverse judgment or settlement of one or all of the cases in the merchant litigations.  Among a number of scenarios addressed by the agreements, in the event of a global settlement involving the Visa parties, the financial institutions and MasterCard, MasterCard would pay 12% of the monetary portion of the settlement. In the event of a settlement involving only MasterCard and the financial institutions with respect to their issuance of MasterCard cards, MasterCard would pay 36% of the monetary portion of such settlement.
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
Merchants representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period chose to opt out of the class settlement. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. The defendants have consolidated all of these matters (except for one state court action in Texas) in front of the same federal district court that is overseeing the approval of the settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. At September 30, 2014 and December 31, 2013, MasterCard had $540 million and $723 million, respectively, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  During the third quarter of 2014, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustments to the amount reserved was deemed necessary. As of September 30, 2014, MasterCard had accrued a liability of $789 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
The portion of the accrued liability relating to the opt-out merchants does not represent an estimate of a loss, if any, if the opt-out merchant matters were litigated to a final outcome, in which case MasterCard cannot estimate the potential liability. MasterCard’s estimate involves significant judgment and may change depending on progress in settlement negotiations or depending upon decisions in any opt-out merchant cases. In addition, in the event that the merchant class litigation settlement approval is overturned

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

on appeal, a negative outcome in the litigation could have a material adverse effect on MasterCard’s results of operations, financial position and cash flows.
Canada. In December 2010, a proposed class action complaint was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in MasterCard’s favor) related to certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits containing similar allegations to the Quebec class action were commenced in British Columbia and Ontario against MasterCard, Visa and a number of large Canadian financial institutions. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. In April 2012, the Quebec suit was amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia court issued an order in March 2014 certifying a number of the merchants’ causes of action. The parties have appealed the certification decision. Additional proposed class action complaints have been filed in Saskatchewan and Alberta with claims that largely mirror those in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and could result in substantial damage awards.
European Union. In December 2007, the European Commission announced a decision that applies to MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) (the European Commission refers to these as “MasterCard’s MIF”). The decision required MasterCard to stop applying the MasterCard MIF and not apply its then recently adopted (but never implemented) Maestro SEPA and Intra-Eurozone default interchange fees to debit card payment transactions within the Eurozone. The decision did not impose a fine on MasterCard, but provides for a daily penalty of up to 3.5% of MasterCard’s daily consolidated global turnover in the preceding business year (which MasterCard estimates to be approximately $1 million per day) in the event that MasterCard fails to comply.
Following discussions with the European Commission, MasterCard temporarily repealed its then current default intra-EEA cross-border consumer card interchange fees in conformity with the decision. In October 2008, MasterCard received an information request from the European Commission concerning certain pricing changes that MasterCard implemented. In March 2009, MasterCard gave certain undertakings to the European Commission including, among other things, a repeal of the pricing changes and the establishment of new default cross-border consumer card interchange fees such that the weighted average interchange fee does not exceed 30 basis points for credit card transactions and 20 basis points for debit card transactions. In April 2009, the Commissioner for competition policy and the Directorate-General for Competition informed MasterCard that, subject to MasterCard’s fulfilling its undertakings, they did not intend to pursue proceedings for non-compliance with or circumvention of the December 2007 decision or for infringing the antitrust laws in relation to the pricing changes.
In May 2012, the General Court of the European Union issued a judgment dismissing the Company’s appeal and upholding the European Commission’s decision in these matters. In September 2014, the European Union Court of Justice (the “ECJ”) rejected MasterCard’s appeal of the General Court’s judgment, upholding the European Commission’s December 2007 decision. Although the interim agreement with the European Commission, by its terms, formally ended on the day of the General Court’s judgment, MasterCard intends to act consistent with the terms of the agreement.
The European Commission decision could lead to additional competition authorities in European Union member states commencing investigations or proceedings regarding domestic interchange fees or initiating regulation. The possibility of such actions has increased due to the final judgment of the ECJ. The judgment also increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland referenced below). In addition, the European Commission’s decision could lead, and in the case of the United Kingdom and Belgium (as described below) has led, to the filing of private actions against MasterCard Europe by merchants and/or consumers that could result in MasterCard owing substantial damages.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Additional Litigations in Europe. In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 20 different retailers have filed claims or notice of claims.  An additional 13 potential claimant retailers have agreed to delay filing their claims in exchange for MasterCard agreeing to suspend the running of the time limitations on their damages claims.  Although the claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  MasterCard has submitted statements of defense to the retailers’ claims disputing liability and damages.  The litigations are at an early stage, and the courts in two of the actions will address preliminary issues before addressing issues concerning any liability and damages.  Similarly, in Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
Additional Interchange Proceedings. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard’s current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT informed MasterCard that it did not intend to issue a Statement of Objections or otherwise commence formal proceedings prior to the completion of the appeal to the ECJ of the December 2007 cross-border interchange fee decision. If the Competition and Markets Authority (the successor to the OFT) ultimately determines that any of MasterCard’s U.K. interchange fees contravene U.K. and European Union competition law, it may issue a new decision and possibly levy fines accruing from the date of its first decision. Such a decision could lead to the filing of private actions against MasterCard by merchants and/or consumers which could result in an award or awards of substantial damages and could have a significant adverse impact on the revenue of MasterCard International’s U.K. customers and MasterCard’s overall business in the U.K.
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
Private Litigations Related to 1998 Department of Justice Antitrust Litigation
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to leverage a 1998 action by the U.S. Department of Justice against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. In that action, a federal district court concluded that both MasterCard’s Competitive Programs Policy and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) constituted unlawful restraints of trade under the federal antitrust laws. The state court in the Attridge action granted the defendants’ motion to dismiss the plaintiffs’ state antitrust claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. In September 2009, MasterCard executed a settlement agreement that received final approval by the court in the California consumer actions in August 2010 (see “Consumer Litigations Related to 2003 U.S. Merchant Settlement”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In January 2012, the Appellate Court reversed the trial court’s settlement approval and remanded the matter to the trial court for further proceedings. In April 2013, the trial court granted final approval of a revised settlement agreement, to which the plaintiff from the Attridge action and three other objectors have appealed.
Consumer Litigations Related to 2003 U.S. Merchant Settlement
Individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in several class action suits brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc., which were settled in 2003, and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continue to be outstanding cases. As discussed above under “Private Litigations Related to 1998 Department of Justice Antitrust Litigation,” in September 2009, the parties to the California state court actions executed a settlement agreement that received final approval from the California state trial court in August 2010, subsequent to which MasterCard made a required payment of $6 million. As noted above in more

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

detail, the plaintiff from the Attridge action and three other objectors have filed appeals of the trial court’s final approval in April 2013 of a revised settlement.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted MasterCard’s motion to dismiss the complaints for failure to state a claim. The plaintiffs’ motion seeking approval to amend their complaints was denied by the district court in December 2013. The plaintiffs have appealed the dismissal of both their complaints and their motion to amend their complaints.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Additionally, from time to time, the Company reviews its risk management methodology and standards. As such, the amounts of estimated settlement exposure are revised as necessary.
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Gross settlement exposure	$41,827	$40,657
Collateral held for settlement exposure	(3,544)	(3,167)
Net uncollateralized settlement exposure	$38,283	$37,490
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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $480 million and $503 million at September 30, 2014 and December 31, 2013, respectively, of which $382 million and $403 million at September 30, 2014 and December 31, 2013, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting guidance for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period on its consolidated balance sheet and consolidated statement of operations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2014, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	September 30, 2014		December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$57	$3	$23	$(1)
Commitments to sell foreign currency	1,793	(9)	1,722	1
Balance sheet location:
Accounts receivable [1]		$20		$13
Other current liabilities [1]		(26)		(13)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Foreign currency derivative contracts
General and administrative	$(53)	$26	$(79)	$38
Net revenue	—	3	—	2
Total	$(53)	$29	$(79)	$40
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2014 and December 31, 2013 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $193 million on the Company’s foreign currency derivative contracts outstanding at September 30, 2014 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2013 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 14, 2014. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (together, “MasterCard” or the “Company”), included elsewhere in this Report. Certain prior period amounts have been reclassified to conform to the 2014 presentation. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
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
Our ability to grow is influenced by personal consumption expenditure growth, driving paper-based forms of payment toward electronic forms of payment, increasing our share in electronic payments and providing other value-added products and services. We continue to drive growth by:

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

We recorded net income of $1.0 billion, or $0.87 per diluted share, and $2.8 billion, or $2.40 per diluted share, for the three and nine months ended September 30, 2014, respectively, versus net income of $879 million, or $0.73 per diluted share, and $2.5 billion, or $2.05 per diluted share, for the three and nine months ended September 30, 2013, respectively. Acquisitions impacted net income growth by (2)% and (1)% for the three and nine months ended September 30, 2014, respectively, or $(0.02) per diluted share for each period.
Our net revenue increased 13% for the three and nine months ended September 30, 2014 versus the comparable periods in 2013, driven by increases across our revenue categories, partially offset by higher rebates and incentives. Acquisitions contributed 3% and 1% to net revenue growth for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, our processed transactions increased 10% and 12%, respectively, versus the comparable periods in 2013. Our volumes also increased 12% and 13% for the three and nine months ended September 30, 2014, respectively, on a local currency basis, versus the comparable periods in 2013.
Operating expenses increased 12% and 13% for the three and nine months ended September 30, 2014, respectively, versus the comparable periods in 2013, primarily due to higher general and administrative expenses and higher depreciation and amortization expenses. Acquisitions contributed 9% and 5% to operating expense growth for the three and nine months ended September 30, 2014, respectively. We generated net cash flows from operations of $2.7 billion for the nine months ended September 30, 2014, compared to $2.9 billion for the comparable period in 2013.
The following table provides a summary of our operating results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except per share data and percentages)
Net revenue	$2,503	$2,218	13%	$7,057	$6,220	13%

Operating expenses	1,083	970	12%	2,969	2,637	13%
Operating income	1,420	1,248	14%	4,088	3,583	14%
Operating margin	56.7%	56.3%	**	57.9%	57.6%	**

Income tax expense	403	375	8%	1,256	1,096	15%
Effective income tax rate	28.5%	29.9%	**	30.9%	30.5%	**

Net income	$1,015	$879	15%	$2,816	$2,493	13%

Diluted earnings per share	$0.87	$0.73	19%	$2.40	$2.05	17%
Diluted weighted-average shares outstanding	1,160	1,209	(4)%	1,172	1,219	(4)%

** Not meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 37% and 39% of total revenue for the three months ended September 30, 2014 and 2013, respectively, and 39% and 40% for the nine months ended September 30, 2014 and 2013, respectively. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three months ended September 30, 2014, as compared to the same period in 2013, the U.S. dollar remained relatively constant against the Brazilian real and the euro. For the nine months ended September 30, 2014, as compared to the same period in 2013, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real increased net revenue and operating expenses by less than 1 percentage point for the three and nine months ended September 30, 2014.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2014, as compared to the same periods in 2013, GDV on a U.S. dollar converted basis increased 11% while GDV grew on a local currency basis 12% and 13%, respectively. The Company attempts to limit the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 14 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.

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

•	Transaction Switching fees for the following products and services:

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
Revenue Analysis
In the three and nine months ended September 30, 2014, gross revenue increased $415 million and $1.2 billion, respectively, or 14%, versus the comparable periods in 2013. Gross revenue growth in the three and nine months ended September 30, 2014 was primarily driven by increases in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives, in the three and nine months ended September 30, 2014, increased $130 million and $320 million, or 19% and 16%, respectively, versus the comparable periods in 2013 primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 13% for both the three and nine months ended September 30, 2014, versus the comparable periods in 2013. Acquisitions contributed 3% and 1% to net revenue growth for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, our GDV increased 12% and 13% on a local currency basis while our processed transactions increased 10% and 12%, respectively.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	11%	12%	14%	15%	11%	13%	13%	14%
Asia Pacific/Middle East/Africa	16%	16%	16%	22%	15%	18%	19%	22%
Canada	—%	5%	4%	9%	(1)%	6%	4%	7%
Europe	10%	12%	19%	17%	12%	13%	16%	15%
Latin America	9%	15%	11%	17%	6%	14%	13%	16%
United States	7%	7%	9%	9%	8%	8%	6%	6%
Cross-border Volume Growth [1]		15%		19%		16%		18%
Processed Transactions Growth		10%		16%		12%		13%
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

The significant components of our net revenue for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013 [1]		2014	2013 [1]
	(in millions, except percentages)
Domestic assessments	$1,003	$931	8%	$2,949	$2,716	9%
Cross-border volume fees	835	738	13%	2,280	1,985	15%
Transaction processing fees	1,041	919	13%	2,972	2,605	14%
Other revenues	460	336	38%	1,193	931	28%
Gross revenue	3,339	2,924	14%	9,394	8,237	14%
Rebates and incentives (contra-revenue)	(836)	(706)	19%	(2,337)	(2,017)	16%
Net revenue	$2,503	$2,218	13%	$7,057	$6,220	13%

1 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
The following table summarizes the primary drivers of net revenue growth in the three and nine months ended September 30, 2014 versus the three and nine months ended September 30, 2013:

	Three Months Ended September 30,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	11%	16%	—%	—%	(3)%	[3]	(8)%	[3]	8%	8%
Cross-border volume fees	13%	14%	—%	2%	—%		5%		13%	21%
Transaction processing fees	9%	11%	—%	1%	4%		1%		13%	13%
Other revenues	**	**	—%	1%	38%	[4]	13%	[4]	38%	14%
Rebates and incentives	9%	5%	—%	—%	10%	[5]	3%	[5]	19%	8%

Net revenue	10%	14%	—%	1%	3%		1%		13%	16%

	Nine Months Ended September 30,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	12%	13%	—%	—%	(3)%	[3]	(4)%	[3]	9%	9%
Cross-border volume fees	14%	15%	1%	1%	—%		3%		15%	19%
Transaction processing fees	12%	10%	—%	—%	2%		—%		14%	10%
Other revenues	**	**	1%	1%	27%	[4]	12%	[4]	28%	13%
Rebates and incentives	8%	6%	—%	—%	8%	[5]	2%	[5]	16%	8%

Net revenue	12%	13%	—%	—%	1%		—%		13%	13%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 The 2014 activity includes the impact from the acquisitions made during the year. Additionally there are impacts from consulting fees, fraud service fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. Operating expenses increased $113 million and $332 million, or 12% and 13%, for the three and nine months ended September 30, 2014, respectively, versus the comparable periods in 2013, primarily due to higher general and administrative expenses and higher depreciation and amortization expenses. Acquisitions contributed 9% and 5% to operating expense growth for the three and nine months ended September 30, 2014, respectively. The components of operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except percentages)
General and administrative	$797	$701	14%	$2,207	$1,930	14%
Advertising and marketing	203	205	(1)%	525	520	1%
Depreciation and amortization	83	64	30%	237	187	26%
Total operating expenses	$1,083	$970	12%	$2,969	$2,637	13%

Total operating expenses as a percentage of net revenue	43.3%	43.7%		42.1%	42.4%

General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2014 increased $96 million and $277 million, respectively, or 14%, versus the comparable periods in 2013, primarily due to an increase in personnel expenses. Acquisitions contributed 11% and 5% to general and administrative expense growth for the three and nine months ended September 30, 2014, respectively. The significant components of our general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013		2014	2013
	(in millions, except percentages)
Personnel	$511	$452	13%	$1,446	$1,287	12%
Professional fees	74	64	16%	195	162	21%
Data processing and telecommunications	70	59	19%	196	165	19%
Foreign exchange activity	(18)	14	*	(20)	1	*
Other	160	112	43%	390	315	24%
General and administrative expenses	$797	$701	14%	$2,207	$1,930	14%
* Not Meaningful

•
Personnel expense increased for the three and nine months ended September 30, 2014 versus the comparable periods in 2013, due to an increase in the number of employees to support the Company’s strategic initiatives and the impact of our current year acquisitions.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and company. Professional fees for the three and nine months ended September 30, 2014, versus the comparable periods in 2013, increased primarily due to support required for strategic development efforts.

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

•
Other expenses include costs to provide loyalty and rewards programs, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation, investment related expenses and other miscellaneous operating expenses. Other expenses increased for the three and nine months ended September 30, 2014 versus the comparable periods in 2013, primarily due to the impact of our current year acquisitions and expenses incurred to support strategic development efforts.

Advertising and Marketing
Our brands are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased $2 million, or 1% and increased $5 million, or 1%, for the three and nine months ended September 30, 2014, respectively, versus the comparable periods in 2013 mainly due to the timing of media spend and sponsorship promotions to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $19 million and $50 million, or 30% and 26% for the three and nine months ended September 30, 2014, respectively, versus the comparable periods in 2013. The increase in depreciation and amortization expense was primarily due to higher amortization of capitalized software costs and acquisition-related intangible assets.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Other expense for the three and nine months ended September 30, 2014 increased primarily due to higher interest expense related to our debt issuance in March 2014 versus the comparable periods in 2013.
Income Taxes
The effective income tax rates were 28.5% and 29.9% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates were 30.9% and 30.5% for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the effective tax rate was lower versus the comparable period in 2013, due primarily to larger benefits relating to the Company’s federal domestic production activities deduction and discrete benefits related to expiring statutes, partially offset by a less favorable geographic mix of taxable earnings. For the nine months ended September 30, 2014, the effective tax rate was higher versus the comparable period in 2013, due primarily to a less favorable geographic mix of taxable earnings, partially offset by larger benefits relating to the Company’s federal domestic production activities deduction and discrete benefits related to expiring statutes.
The Company is continually exploring initiatives to better align our tax and legal entity structure with the footprint of our non-U.S. operations and recognizes the impact of these initiatives in the period when management believes such an initiative is materially complete, including all required approvals. It is possible that the completion of one or more of these initiatives may occur within the next 12 months.

Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents and investment securities balances and credit available to the Company at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in billions)
Cash, cash equivalents and available-for-sale investment securities [1]	$6.3	$6.3
Unused line of credit [2]	3.0	3.0
1 Excludes restricted cash related to the U.S. merchant class litigation settlement of $540 million and $723 million at September 30, 2014 and December 31, 2013, respectively.
2 The Company did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $4.1 billion and $3.6 billion at September 30, 2014 and December 31, 2013, respectively, or 65% and 57% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2013 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and in Part II, Item 1A (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014; Note 12 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment”.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	2014	2013
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,682	$2,936
Net cash provided by investing activities	448	235
Net cash used in financing activities	(2,095)	(1,837)
Net cash provided by operating activities was $2.7 billion and $2.9 billion for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by operating activities for the nine months ended September 30, 2014 was primarily due to net income, partially offset by payments for prepaid expenses and accrued litigation. Net cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to net income and an increase in accrued expenses, partially offset by the net change in customer settlements.

Net cash provided by investing activities for the nine months ended September 30, 2014 primarily related to the proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities and acquisitions. Net cash provided by investing activities for the nine months ended September 30, 2013 primarily related to the proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities.
Net cash used in financing activities for the nine months ended September 30, 2014 primarily related to the repurchase of the Company’s Class A common stock and dividends paid, partially offset by proceeds from the debt offering completed in March 2014. Net cash used in financing activities for the nine months ended September 30, 2013 primarily related to the repurchase of the Company’s Class A common stock.
The table below shows a summary of the balance sheet data at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)
Balance Sheet Data:
Current assets	$10,956	$10,950
Current liabilities	5,849	6,032
Long-term liabilities	2,262	715
Equity	6,548	7,495
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
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 15, 2018. The Credit Facility decreases to $2.95 billion during the final year of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at September 30, 2014 and December 31, 2013. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On June 3, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on August 8, 2014 to holders of record on July 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $127 million.
On September 16, 2014, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on November 10, 2014 to holders of record on October 9, 2014 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $127 million.
Aggregate payments for quarterly dividends totaled $388 million and $182 million for the nine months ended September 30, 2014 and 2013, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2013, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of our Class A common stock.  During January 2014, the Company exhausted its purchases under its February 2013 share repurchase program. As of October 23, 2014, the cumulative repurchases by the Company under its December 2013 share repurchase program totaled approximately 42.1 million shares of its Class A common stock for an aggregate cost of approximately $3.2 billion at an average price of $75.82 per share of Class A common stock. As of October 23, 2014, the Company had approximately $310 million remaining under its December 2013 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through September 30, 2014, as well as historical purchases:

	Authorization Dates
	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$3,500	$2,000	$1,500	$7,000
Remaining authorization at December 31, 2013	$3,500	$161	$—	$3,661
Dollar value of shares repurchased during the nine months ended September 30, 2014	$3,070	$161	$—	$3,231
Remaining authorization at September 30, 2014	$430	$—	$—	$430
Shares repurchased during the nine months ended September 30, 2014	40.5	1.9	—	42.4
Average price paid per share during the nine months ended September 30, 2014	$75.96	$83.22	$—	$76.30
Cumulative shares repurchased through September 30, 2014	40.5	31.1	31.1	102.7
Cumulative average price paid per share	$75.96	$64.26	$48.16	$63.98
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $193 million on our foreign currency derivative contracts outstanding at September 30, 2014 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at September 30, 2014 or December 31, 2013. In addition, there was no material equity price risk at September 30, 2014 or December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States includes provisions related to derivative financial instruments. The Company believes the adoption of such provisions will not have a material adverse effect on the Company's financial position or results of operations.
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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 30, 2014 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2014, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and 2013 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
October 30, 2014

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
During the third quarter of 2014, MasterCard repurchased a total of approximately 5.3 million shares for $404 million at an average price of $75.80 per share of Class A common stock. See Note 8 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the third quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 – 31	1,766,880	$76.01	1,766,880	$699,906,980
August 1 – 31	2,178,900	$75.47	2,178,900	$535,474,182
September 1 – 30	1,382,300	$76.05	1,382,300	$430,344,885
Total	5,328,080	$75.80	5,328,080
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 30, 2014	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2014	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2014	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Amendment to Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of August 25, 2014, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto.

10.2*
Amendment to MasterCard Settlement and Judgment Sharing Agreement, dated as of August 26, 2014, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
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