Form 10-K
period 2014-12-31
MASTERCARD INC
filed 2015-02-13
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $81.9 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 5, 2015, there were 1,111,261,185 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 37,191,765 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED
FISCAL YEAR 2014 FORM 10-K ANNUAL REPORT

In this Report on Form 10-K (“Report”), references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated.
Forward-Looking Statements
This Report contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. These forward-looking statements relate to the Company’s future prospects, developments and business strategies and include, without limitation, statements relating to:

•	our focus on growing, diversifying and building our business and providing value to our strategic partners;

•	our management of the impact on our business of legal and regulatory challenges;

•	the stability of economies around the globe;

•	our advertising and marketing strategy;

•
our belief that our existing cash, cash equivalents and investment securities balances, its cash flow generating capabilities, its borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and potential obligations; and

•	the manner and amount of purchases pursuant to our share repurchase program, dependent upon price and market conditions.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include:

•	payments system-related regulation, legislation and litigation (including interchange fees and surcharging);

•	regulation related to our participation in the payments industry;

•	existing regulation leading to new regulation in other jurisdictions or of other products;

•	preferential or protective government actions;

•	potential or incurred liability and limitations on business resulting from litigation;

•	potential changes in tax laws;

•	competition in the global payments industry;

•	banking industry consolidation;

•	loss of significant business from significant customers;

•	impact of our relationships with merchants, issuers, acquirers and governments;

•	competitor relationships with our customers;

•	brand perception and reputation;

•	the overall business environment, including global economic and political events and conditions;

•	declines in cross-border activity;

•	exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations;

•	impact of information security failures, disruptions to our transaction processing systems, account data breaches and increases in fraudulent activity;

•	the challenges resulting from rapid technological developments in the payments industry;

•	the effect of adverse currency fluctuation;

•	issues related to acquisition integration and entry into new businesses; and

•	issues related to our Class A common stock and corporate governance structure.
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.
PART I
Item 1. Business
Overview
MasterCard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. As the operator of what we believe is the world’s fastest payments network, we facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including MasterCard®, Maestro® and Cirrus®. We also provide value-added offerings such as loyalty and reward programs, information services and consulting. Our network is designed to ensure safety and security for the global payments system.
A typical transaction on our network involves four participants in addition to us: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our branded cards. In most cases, cardholder relationships belong to, and are managed by, our financial institution customers.
We generate revenue by charging fees to issuers and acquirers for providing transaction processing and other payment-related products and services, as well as by assessing these customers based primarily on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards and other devices that carry our brands.
Our Strategy
Our ability to grow our business is influenced by personal consumption expenditure growth, driving cash and checks toward electronic forms of payment, increasing our share in electronic payments and providing value-added products and services. We drive growth by growing, diversifying and building our business.
Grow. We focus on growing our core businesses globally, including growing our credit, debit, prepaid and commercial products and solutions and increasing the number of payment transactions we process.
Diversify. We look to diversify our business by seeking new areas of growth in new and existing markets around the world. We focus on:

•	diversifying our customer base by working with partners such as governments and digital and mobile providers;

•	encouraging use of our products and solutions in areas that provide new opportunities for electronic payments, such as transit and person-to-person transfers;

•	driving acceptance at small merchants and merchants who have not historically accepted MasterCard products; and

•	broadening financial inclusion for the unbanked and underbanked.
Build. We build our business by:

•	taking advantage of the opportunities presented by the ongoing convergence of the physical and digital worlds; and

•	using our safety and security products and solutions, data analytics and loyalty solutions to add value.
We build and diversify our business through a combination of organic growth and investments, including acquisitions.

Strategic Partners. We work with merchants to help them enable new sales channels, create better purchase experiences, increase revenues and fight fraud. We partner with large digital and mobile providers and telecommunication companies to support their digital payment solutions with our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay. We provide financial institutions with solutions to help them increase revenue and increase preference for their MasterCard-branded products.
Recent Business and Legal/Regulatory Developments
Product Innovation. We have launched and extended products and platforms that take advantage of physical/digital convergence, where consumers are increasingly seeking to use their cards to pay when, where and how they want. Among our recent developments:

•
In 2014, we expanded the availability of MasterPass™, our global digital platform. It provides an easy and secure way to shop for all types of transactions (in-store, online and via mobile devices) by storing payment information in one convenient and secure place and enabling payment with a click or touch.

•
We are using our digital technologies and security protocols to develop mobile solutions to make shopping and selling experiences simpler, faster, and safer for both consumers and merchants. One of the most prominent examples of this in 2014 was the launch of Apple Pay™, which uses MasterCard Digital Enablement Service (MDES), the platform that powers MasterPass and allows a connected device to be used as a safe and secure way to pay for everyday shopping.

Safety and Security. Our focus on security is embedded in our products, our systems and our network, as well as our analytics to prevent fraud:

•	We continue to lead the migration to EMV, the global standard for chip technology, to bring its fraud prevention benefits to our U.S. customers, consumers and merchants.

•
In the digital space, we are advancing the development of an industry-open standard for tokenization, which helps protect sensitive cardholder information for digital transactions, significantly reducing fraud and delivering benefits to both issuers and merchants.

•	Among the products we launched in this area in 2014 is MasterCard SafetyNet™, which provides protection for issuers from attacks that can disable their systems.
Financial Inclusion. We are focused on addressing financial inclusion, reaching people without access to an electronic account that allows them to store and use money. In 2014, we worked with governments across several geographies to develop and roll out electronic payments solutions and social payment distribution mechanisms.
Acquisitions and Investments. In 2014, we acquired eight new businesses focused on expanding our footprint and enhancing critical capabilities, particularly around core processing activities, digital and mobile solutions and loyalty and rewards.
Legal and Regulatory. We operate in a dynamic and rapidly evolving legal and regulatory environment, with heightened regulatory and legislative scrutiny and other legal challenges, particularly with respect to interchange fees (as discussed below under “Our Operations and Network”). Recent developments include:

•
European Union - In 2014, the European Commission’s proposed legislation relating to payment system regulation of cards issued and acquired within the European Economic Area was amended by both the European Union Parliament and the European Council of Ministers. Following discussions among all three governing institutions, the resulting revised proposal includes, among other things, caps on consumer credit and debit interchange fees, “honor all cards” rule restrictions, certain surcharging prohibitions, “co-badge” rule prohibitions and separation of brand and processing in terms of accounting, organization and decision making. Final legislation is expected to be adopted during the first half of 2015. We are managing the potential impact of this legislation on our business. See the risk factor in “Legal and Regulatory Risks” in Part I, Item 1A of this Report related to payments system risks for a more detailed description of the legislation and its potential impact.

•
Russia - In response to the global sanctions imposed as a result of the Ukraine conflict, the Russian government has amended its National Payments Systems laws to require all payment systems to process domestic transactions through a government-owned payment switch, which will modestly increase our costs of doing business in Russia. This requirement is expected to become effective in 2015. We are actively working to comply with the regulation and manage the impact as we continue our business in Russia.

See Part I, Item 1A of this Report for a more detailed discussion of our legal and regulatory developments and risks.
Our Business
Our Operations and Network
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
Typical Transaction. With a typical transaction involving four participants in addition to us, our network supports what is often referred to as a “four-party” payments network. The following diagram depicts a typical transaction on our network, and our role in that transaction:

MasterCard
Network Processor
Acquirer
Issuer
Switching
Authorization
Clearing
Settlement
Safety & Security
Fraud Detection
Risk Management
Customer Monitoring
Value-Added Products and Services
Loyalty and Rewards
MasterCard Advisors
Commercial Products and Reporting
Cardholder Benefits
Digital Payments
Acquirer and Issuer Processing
Merchant
Cardholder

In a typical transaction, a cardholder (or an account holder who may not be using a physical card) purchases goods or services from a merchant using a card or other payment device.  After the transaction is authorized by the issuer, the issuer pays the acquirer an amount equal to the value of the transaction, minus the interchange fee (described below), and then posts the transaction to the cardholder’s account.  The acquirer pays the amount of the purchase, net of a discount (referred to as the “merchant discount” rate, as further described below), to the merchant.
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
Additional Four-Party System Fees.  The “merchant discount rate” is established by the acquirer to cover its costs of both participating in the four-party system and providing services to merchants.  The rate takes into consideration the amount of the interchange fee which the acquirer generally pays to the issuer. Additionally, acquirers may charge merchants processing and related fees in addition to the merchant discount rate, and issuers may also charge cardholders fees for the transaction, including, for example, fees for extending revolving credit.

Our Network Architecture and Information Security. The MasterCard Network features a globally integrated structure that provides scale for our issuers, enabling them to expand into regional and global markets. It features an intelligent architecture that enables the network to adapt to the needs of each transaction by blending two distinct processing structures:

•	a distributed (peer-to-peer) processing structure for transactions that require fast, reliable processing to ensure they are processed close to where the transaction occurred; and

•
a centralized (hub-and-spoke) processing structure for transactions that require value-added processing, such as real-time access to transaction data for fraud scoring or rewards at the point-of-sale, to ensure advanced processing products and services are applied to the transaction.

Our network’s architecture enables us to connect all parties regardless of where or how the transaction is occurring. It has 24-hour a day availability and world-class response time. The network incorporates multiple layers of protection, both for continuity purposes and to address information security challenges. We engage in multiple efforts to mitigate such challenges, including regularly testing our systems to address potential vulnerabilities.
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
Customer Risk Management. We guarantee the settlement of many of the transactions between our issuers and acquirers to ensure the integrity of our network. We refer to this as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirer, or the availability of unspent prepaid cardholder account balances. As a guarantor of certain obligations of principal customers, we are exposed to customer credit risk arising from the potential financial failure of any principal customers of MasterCard, Maestro and Cirrus, and affiliate debit licensees. Principal customers participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate customers. To minimize the contingent risk to MasterCard of a failure of a customer to meet its settlement obligations, we monitor the financial health of, economic and political operating environments of, and compliance with our standards by, our customers. We employ various strategies to mitigate these risks.
Processing
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
Cross-Border and Domestic Processing. The MasterCard Network processes transactions throughout the world when the merchant country and issuer country are different (cross-border transactions), providing cardholders with the ability to use, and merchants to accept, MasterCard cards and other payment devices across multiple country borders. We also provide domestic (or intra-country) transaction processing services to customers in every region of the world, which allow issuers to facilitate payment transactions between cardholders and merchants within a particular country. We process approximately half of all transactions using MasterCard-branded cards, including most cross-border transactions. We process the majority of MasterCard-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries. Outside of these countries, most domestic transaction activity on our products is processed without our involvement.
Extended Processing. We extend our processing capabilities in the payments value chain in various regions and across the globe with an expanded suite of offerings including:

•
Issuer and acquirer solutions designed to provide medium to large customers with a complete processing solution to help them create differentiated products and services and allow quick deployment of payments portfolios across banking channels.

•
Payment gateways that offer a single interface to provide e-commerce merchants with the ability to process secure payments and offer value-added solutions, including outsourced electronic payments, fraud prevention and alternative payment options.

•	Mobile gateways that facilitate transaction routing and prepaid processing for mobile-initiated transactions for our customers.
Programs and Solutions
We provide a wide variety of products and solutions that support payment products that customers can offer to their cardholders. These services facilitate transactions on the MasterCard Network among cardholders, merchants, financial institutions and governments in markets globally. The following chart provides GDV and number of cards featuring our brands in 2014 for select programs and solutions:

	Year Ended December 31, 2014		As of December 31, 2014
	GDV in billions	% of Total GDV	Cards in millions	Percentage Increase from December 31, 2013
MasterCard Branded Programs [1]
Consumer Credit	$2,115	47%	727	5%
Commercial Credit	360	8%	40	18%
Debit and Prepaid	2,024	45%	670	24%
1 Excludes Maestro and Cirrus cards and volume generated by those cards.
Consumer Credit and Charge. We offer a number of programs that enable issuers to provide consumers with cards that allow them to defer payment. These programs are designed to meet the needs of our customers around the world and address standard, premium and affluent consumer segments.
Debit. We support a range of payment products and solutions that allow our customers to provide consumers with convenient access to funds in deposit and other accounts. Our debit and deposit access programs can be used to make purchases and to obtain cash in bank branches, at ATMs and in some cases at the point of sale. Our branded debit programs consist of MasterCard (including standard, premium and affluent offerings), Maestro (the only PIN-based solution that operates globally) and Cirrus (our primary global cash access solution).
Prepaid. Prepaid programs involve a balance that is funded with monetary value prior to use and can be accessed via a card or other payment device. We offer prepaid payment programs using any of our brands, which we support with processing products and services. Segments on which we focus include government programs such as Social Security payments, unemployment benefits and others; commercial programs such as payroll, health savings accounts, employee benefits and others; and consumer reloadable programs for individuals without formal banking relationships and non-traditional users of electronic payments.
We also provide prepaid program management services primarily outside of the United States that manage and enable switching and issuer processing for consumer and commercial prepaid travel cards for business partners such as financial institutions, retailers, telecommunications companies, travel agents, foreign exchange bureaus, colleges and universities, airlines and governments.
Commercial. We offer commercial payment products and solutions that help large corporations, mid-sized companies, small businesses and government entities streamline their procurement and payment processes, manage information and expenses (such as travel and entertainment) and reduce administrative costs. Our offerings and platforms include premium, travel, purchasing and fleet cards and programs; our SmartData tool that provides information reporting and expense management capabilities; and credit and debit programs targeted for small businesses.
Payment Innovations. The continued adoption of mobile devices has resulted in the ongoing convergence of the physical and digital worlds, where consumers are increasingly seeking to use their payment accounts to pay when, where and how they want. Leveraging our global innovations capability, we are developing platforms, products, and solutions that take advantage of this convergence and give us the opportunity to lead the transition to digital payments. We do this in a number of ways, including:

•
Creating Better Shopping and Selling Experiences. We are focused on offering digital platforms, such as MasterPass, and other products to make shopping and selling experiences simpler, faster, and safer for both consumers and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base and are developing products and practices to facilitate acceptance via mobile devices.

•
Engaging with New Partners. We enable consumers to securely use their smartphones to make digital payments through numerous active partnerships with mobile leaders around the world, including Apple, Google, Samsung, and Softcard. Through our Open API Services, developers can innovate and create applications using financial and data services offered through the MasterCard Developer Zone.

•
Facilitating Money Transfers and Personal Payments. We provide money transfer and global remittance products and solutions to enable consumers, particularly in developing markets, to send and receive money quickly and securely domestically and around the world. We continue to enhance our personal payments capabilities through our HomeSend joint venture and partnerships with companies such as Western Union, expanding our money transfer technology capabilities and providing financial institutions connected to our network with additional endpoints to send funds domestically and globally.

Safety and Security
Utilizing the capability of the MasterCard Network, we ensure the safety and security of the overall payments system. We offer products and services to detect, prevent and respond to fraud and ensure the safety of transactions made on our products and work with governments to help develop safe and secure transactions for the global payments system. In many markets, our products provide consumers with increased confidence through the benefit of “zero liability”, or no responsibility for losses, in the event of fraud, and we continue to focus on extending this benefit for other consumers around the world.
Our products and solutions to prevent and detect fraud and enhance the safety of transactions include:

•	internet authentication solutions that permit cardholders to authenticate themselves to their issuer using a unique, personal code;

•	services assisting customers, merchants and third-party service providers in protecting commercial sites from hacker intrusions and subsequent account data compromises;

•	a suite of fraud detection and management products and services; and

•	services protecting issuers from attacks that can disable their systems.
We have been leading the development of industry standards and working with many payments industry associations to ensure that payment security standards are put in place as part of our multi-layered approach to protect the global payments system. These efforts include:

•	evolving a roadmap for the migration to EMV, the global standard for chip technology that helps protect sensitive cardholder information and reduce fraud;

•
developing an industry-open standard for tokenization, which helps protect sensitive cardholder information for digital transactions by generating a unique identifier used only for a specific transaction; and

•	incorporating innovative cardholder verification technologies such as the use of biometrics (including fingerprints, face and voice recognition).
Value-Added Solutions
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
Our information services group provides a suite of data analytics and products (including reports, benchmarks, models and insights) that enable customers to make better business decisions. Our consulting services group combines professional problem-solving skills with payments expertise to provide solutions that address the challenges and opportunities of clients with respect to payments. The managed services group provides solutions via data-driven acquisition of accounts, activation of portfolios, conversion of cards, marketing promotions activities and other customer management services.
Loyalty and Rewards Solutions. We provide MasterCard cardholders with a variety of benefits and services, including a scalable rewards platform that enables issuers to provide their consumers with personalized offers and rewards, access to a global airline lounge network, global and local concierge services, individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center. For merchants, we provide targeted offers and rewards campaigns and management services for publishing offers, as well as opportunities for holders of co-brand or loyalty cards and rewards program members to obtain reward points faster. We support these services with program management capabilities.

Marketing
We manage and promote our brands through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase consumer preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, usage and overall preference among cardholders globally.  Our “Priceless®” advertising campaign, which has run in 53 languages in 112 countries worldwide, promotes MasterCard usage benefits and acceptance, markets MasterCard payment products and solutions and provides MasterCard with a consistent, recognizable message that supports our brand around the globe.  We have extended the Priceless brand to focus on consumers’ spending preferences - Priceless Cities® provides cardholders in 35 cities across all of our regions with access to special experiences and offers, Priceless Causes™ provides cardholders with opportunities to support philanthropic causes, and Priceless Surprises® provides cardholders with unexpected unique experiences when they use their cards.
Our Revenue Sources
We generate revenues by assessing our customers primarily based on GDV on the cards and other devices that carry our brands and from the fees we charge to our customers for providing transaction processing and other payment-related products and services. Our net revenues are classified into the following five categories:

•
Domestic assessments. Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and the issuer country are the same.

•
Cross-border volume fees. Cross-border volume fees are charged to issuers and acquirers based on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and issuer country are different.

•	Transaction processing fees. Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions.

•
Other revenues. Other revenues consist of other payment-related products and services and primarily include fees associated with consulting and research, fraud products and services, loyalty and rewards solutions, program management services and a variety of other payment-related products and services.

•	Rebates and incentives (contra-revenue). Rebates and incentives are provided to certain MasterCard customers and are recorded as contra-revenue.
Pricing varies among our regions, as do rebates and incentives, which are customer-specific agreements and which provide them with financial incentives and other support benefits to issue, accept, route, prioritize and promote our branded products and other payment programs. These financial incentives may be based on GDV or other performance-based criteria, such as issuance of new payment products, increased acceptance of our products, launch of new programs or execution of marketing initiatives.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues” in Part II, Item 7 for more detail about our revenue, GDV and processed transactions.
Intellectual Property
We own a number of valuable trademarks that are essential to our business, including MasterCard®, Maestro® and Cirrus®, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, many of which are important to our business operations. Patents are of varying duration depending on the jurisdiction and filing date.
Competition
We compete in the global payments industry against all forms of payment including:

•	cash and checks;

•	card-based payments, including credit, charge, debit, ATM and prepaid products, and limited-use products such as private label;

•	contactless, mobile, e-commerce and cryptocurrency; and

•	other electronic payments, including wire transfers, electronic benefits transfers, bill payments and automated clearing house payments.
We face a number of competitors in the global payments industry:

•
Cash and Check. Cash and check continue to represent the most widely-used forms of payment, constituting approximately 85% of the world’s retail payment transactions. However, electronic forms of payment are increasingly displacing paper forms of payment around the world, benefiting electronic payment brands.

•
General Purpose Payment Networks. We compete worldwide with payment networks such as Visa, American Express and Discover, among others. Among global networks, Visa has significantly greater volume than we do. Outside of the United States, networks such as JCB in Japan and UnionPay in China have leading positions in their domestic markets. In the case of UnionPay, it operates the sole domestic payment switch in China. In addition, several governments are promoting, or considering promoting, local networks for domestic processing. See our risk factors related to payments system regulation and government actions that may prevent us from competing effectively for a more detailed discussion.

•
Debit. We compete with ATM and point-of-sale debit networks in various countries, such as Interlink®, Plus® and Visa Electron® (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by FIS), and Pulse® (owned by Discover), in the United States; Interac in Canada; EFTPOS in Australia; and Bankserv in South Africa. In addition, in many countries outside of the United States, local debit brands serve as the main domestic brands, while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume.

•
Three-Party Payments Networks. Our competitors include operators of proprietary three-party payments networks, such as American Express and Discover, that have direct acquiring relationships with merchants and direct issuing relationships with account holders. These competitors have certain competitive advantages over four-party payments systems such as ours. Among other things, these networks do not require formal interchange fees to balance payment system costs between the issuing and acquiring sides of their business, even though they have the ability to internally transfer costs in a manner similar to interchange fees. As a result, to date, operators of three-party payments networks have generally avoided the same regulatory and legislative scrutiny and litigation challenges we face.

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

•
Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we may face increasing competition from emerging payment providers. Many of these providers have developed payments systems focused on online activity in e-commerce and mobile channels, however they either have or may expand to other channels. These competitors include digital wallet providers such as PayPal, AliPay and Amazon, merchants (via CurrenC, a merchant-owned mobile commerce network), mobile operator services, services such as mPesa, handset manufacturers, and cryptocurrencies. We compete with these providers in some circumstances, but in some cases they may also be our customers or partner with us.

Our competitive advantages include our highly-adaptable network that we believe is the world’s fastest, our adoption of innovative products and platforms like MasterPass, our leadership of industry efforts on fraud reduction such as EMV migration and tokenization, and our MasterCard Advisors group dedicated solely to the payments industry.  Our expanded on-soil presence in individual markets and a heightened focus on working with governments has improved our ability to serve a broad array of participants in global payments.
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
Interchange Fees. Interchange fees associated with four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world. Examples include:

•	legislation to regulate interchange fees (such as the legislation expected to be adopted by the European Union in 2015);

•	competition-related regulatory proceedings (such as the European Commission’s December 2007 decision restricting our cross-border interchange fees, which was ultimately upheld in September 2014);

•	central bank regulation (such as in Australia); and

•	litigation (such as the merchant litigations in the United States, Canada and the United Kingdom).
For more detail, see our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A of this Report related to regulation of payment systems, including interchange fees and related practices. Also see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
Payments System Regulation. Regulators in several countries around the world either have, or are seeking to establish, authority to regulate certain aspects of the payments systems in their countries. Such authority could result in regulation of various aspects of our business. Payment system oversight also could be used to provide resources or preferential treatment or other protection to selected domestic payments and processing providers, such as in Russia and Ukraine. See our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A related to payments system regulation and government actions that may prevent us from competing effectively. Additionally, we are or may be subject to regulations related to our role in the financial industry and our relationship with our financial institution customers. For example, certain of our operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council under its authority to examine financial institutions’ technology service providers.
No-Surcharge Rules. We have historically implemented policies in certain regions that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means. Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so), including in Australia and Canada. Additionally, pursuant to the terms of settlement of the U.S. merchant class litigation, we have modified our no-surcharge rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations.
Data Protection and Information Security.  Aspects of our operations or business are subject to privacy and data protection laws in the United States, the European Union and elsewhere.  For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. Due to constant changes to the nature of data, regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection. In addition, the interpretation and application of these privacy and data protection laws in the United States, Europe and elsewhere are often uncertain and in a state of flux.  See our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A of this Report related to regulation in the areas of consumer privacy, data use and/or security.
Anti-Money Laundering.  MasterCard is subject to anti-money laundering (“AML”) laws and regulations, including the USA PATRIOT Act. We have implemented a comprehensive AML program designed to prevent our payment network from being used to facilitate money laundering and other illicit activity.  Our AML compliance program is comprised of policies, procedures and internal controls, including the designation of a compliance officer, and is designed to address these legal and regulatory requirements and assist in managing money laundering and terrorist financing risks.
Economic Sanctions.  We are subject to regulations imposed by the U.S. Office of Foreign Assets Control (“OFAC”) restricting financial transactions and other dealings with Crimea, Cuba, Iran, Syria and Sudan and with persons and entities included in OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Cuba, Iran, Syria and Sudan have been identified by the U.S. State Department as terrorist-sponsoring states.  We have no offices, subsidiaries or affiliated entities located in these countries and do not license financial institutions domiciled in these countries.  We have established a risk-based compliance program that includes policies, procedures and controls that are designed to prevent us from having business dealings with prohibited countries, regions, individuals or entities. This includes obligating issuers and acquirers to screen cardholders and merchants, respectively, against the SDN list.
Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) has significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. It is not entirely clear whether and/or to what extent the CFPB will regulate broader aspects of payment card network operations. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A related to payments industry-related regulation.
Central Bank Oversight. Several central banks or similar regulatory bodies around the world that have increased, or are seeking to increase, their formal oversight of the electronic payments industry, are in some cases considering designating them as “systemically important payment systems” or “critical infrastructure.” This includes the Financial Stability Oversight Council (“FSOC”) in the United States. Such systems will be subject to new regulation, supervision and examination requirements. To date, MasterCard has not been designated “systemically important.” See our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A related to payments industry-related regulation.
Issuer Practice Regulation. Our customers are subject to numerous regulations and investigations applicable to banks and other financial institutions in their capacity as issuers and otherwise, impacting MasterCard as a consequence. Such regulations and investigations have been related to bank overdraft practices, fees issuers charge to cardholders and transparency of terms and conditions.
Regulation of Internet and Digital Transactions. Various jurisdictions have enacted or have proposed regulation related to internet transactions. For example, under the Unlawful Internet Gambling Enforcement Act in the United States, payment transactions must be coded and blocked for certain types of Internet gambling transactions. The legislation applies to payments system participants, including MasterCard and our U.S. customers, and is implemented through a federal regulation. In addition, jurisdictions are considering regulatory initiatives in digital-related areas, such as cyber-security, copyright and trademark infringement and privacy.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues, including campus cards, virtual currencies, payment card add-on products, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly.
Seasonality
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” in Part II, Item 7 of this Report.
Financial Information About Geographic Areas
See Note 21 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 of this Report for certain geographic financial information.
Employees
As of December 31, 2014, we employed approximately 10,300 persons, of which approximately 5,700 were employed outside of the United States. Our relationship with employees is good.
Additional Information
MasterCard Incorporated was incorporated as a Delaware corporation in May 2001. We conduct our business principally through MasterCard Incorporated’s principal operating subsidiary, MasterCard International Incorporated (“MasterCard International”), a Delaware non-stock (or membership) corporation that was formed in November 1966. For more information about our capital structure, including our Class A common stock (our voting stock) and Class B common stock (our non-voting stock), see Note 13 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8.
Website and SEC Reports
The Company’s internet address is www.mastercard.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website. In addition, you may automatically receive e-mail alerts and other information about MasterCard by enrolling your e-mail address by visiting “E-Mail Alerts” in the investor relations section of our corporate website.

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
Item 1A. Risk Factors
Legal and Regulatory Risks
The payments industry, and in particular interchange fees, is the subject of significant and intense global legal, regulatory and legislative focus, and the resulting decisions, regulations and legislation may have a material adverse impact on our overall business and results of operations.
Interchange fees are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Although we do not earn revenues from interchange fees, they are a factor on which we compete with other payment providers and therefore an important determinant of the volume of transactions we see on our cards. We have historically set default interchange fees in the United States and certain other countries. In some jurisdictions, however, interchange fees and related practices are subject to regulatory activity and litigation that have limited our ability to establish default rates. Regulators and legislative bodies in a number of countries, as well as merchants, are seeking to reduce these fees through legislation, competition-related regulatory proceedings, central bank regulation and/or litigation.
More broadly, regulators in several jurisdictions increasingly have been leveraging, or seeking to establish, the authority to regulate certain aspects of payments systems such as ours. These regulations have, and could further result in, obligations or restrictions with respect to not only interchange fees but also the types of products that we may offer to consumers, the countries in which our cards and other payment devices may be used, the way we structure and operate our business and the types of cardholders and merchants who can obtain or accept our cards. These obligations and restrictions could be further increased as more jurisdictions impose oversight of payment systems.
Examples of activity related to interchange fees and the payments system include:

•
In July 2013, the European Commission proposed legislation relating to payment system regulation of cards issued and acquired within the European Economic Area, which was amended in 2014 by both the European Parliament and the European Council of Ministers. Following discussions among all three governing institutions, the resulting revised proposal includes: (1) a cap on consumer credit and debit interchange fees of 30 basis points and 20 basis points, respectively (a significant reduction in fees), with the ability of EU member states to impose more restrictive domestic debit interchange levels; (2) restrictions on our “honor all cards” rule with respect to products with different levels of interchange; (3) a prohibition of surcharging by merchants for products that are subject to regulated interchange rates; (4) the prohibition of rules that prevent a consumer from requesting a “co-badged” card (that is, a credit or debit card on which an issuer has put a competing brand); and (5) the separation of brand and processing in terms of accounting, organization and decision making. While the proposed legislation does not directly regulate network fees, it makes clear that network fees cannot be used to circumvent the interchange fee restrictions. Final legislation, which could differ, is expected to be adopted in 2015.

•
In the United States, Federal Reserve regulations limit per-transaction U.S. debit and prepaid interchange fees for certain large issuers to 22 cents plus five basis points (with certain adjustments and exemptions), subject to reexamination and potential re-setting. While not directly regulating network fees, the rules make clear that network fees cannot be used to circumvent the interchange fee restrictions. The regulations require debit and prepaid cards to be enabled with two unaffiliated payments networks. Moreover, an issuer or payments network may not inhibit the ability of any person that accepts or honors a debit or prepaid card to direct the routing of the card transaction for processing over any network enabled on the card.

•	Legislation regulating the level of domestic interchange fees has been enacted, or is being considered, in many jurisdictions, including Australia, Hungary, Israel, Poland, South Africa and Spain.

•	A negative decision with respect to our cross-border interchange fees within Europe for consumer credit and debit cards was upheld in 2014 by the European Court of Justice.

•
Several jurisdictions have recently created or granted authority to create new regulatory bodies that either have or would have the authority to regulate payment systems, including Brazil, India, Mexico, Russia and the United Kingdom (which is considering designating MasterCard as a payments system).

•
The Minister of Finance in Canada has decided not to regulate interchange fees in light of commitments by MasterCard and other payment networks to voluntarily reduce weighted average domestic credit interchange fees. It is still considering revising the voluntary “Code of Conduct” for payment card industry participants to address transparency of acceptance costs, premium payment products and merchant discount rates.

Additionally, merchants are seeking to reduce interchange fees and impact acceptance rules through litigation. Such litigation includes:

•
In the United States, merchants filed class action or individual suits against MasterCard, Visa and their customers alleging that our interchange fees and acceptance rules violate federal antitrust laws. The settlement of these claims has received final court approval, which is being appealed.

•
In Canada, a number of class action suits have been filed against MasterCard, Visa and a number of large Canadian banks relating to MasterCard and Visa interchange fees and rules related to interchange fees, including “honor all cards” and “no surcharge” rules.

•
In the United Kingdom, a number of retailers have filed claims against us with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding litigation, proceedings and inquiries related to interchange fees.

If issuers cannot collect, or we are forced to reduce, interchange fees, issuers will be unable to use interchange fees to recoup a portion of the costs incurred for their services. This could reduce the number of financial institutions willing to participate in our four-party payments system, lower overall transaction volumes, and/or make proprietary three-party networks or other forms of payment more attractive. Issuers could also choose to charge higher fees to consumers to attempt to recoup a portion of the costs incurred for their services, thereby making our card programs less desirable to consumers and reducing our transaction volumes and profitability. In addition, issuers could attempt to decrease the expense of their card and other payment programs by seeking a reduction in the fees that we charge to them. This could also result in less innovation and fewer product offerings. We are devoting substantial management and financial resources to the defense of interchange fees in regulatory proceedings, litigation and legislative activity. The potential outcome of any legislative, regulatory or litigation action could have a more positive or negative impact on MasterCard relative to its competitors. If we are ultimately unsuccessful in our defense of interchange fees, any such legislation, regulation and/or litigation may have a material adverse impact on our overall business and results of operations. In addition, regulatory proceedings and litigation could result in MasterCard being fined and/or having to pay civil damages.
Additionally, increased focus by jurisdictions on regulating payment systems may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. Moreover, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our overall business and results of operations, as well as have an impact on our reputation. In order to successfully compete in such an environment, we and our customers would each need to adjust our strategies accordingly.
New regulatory activity with respect to the payments industry in one jurisdiction or of one product may lead to new regulations (or impact pending regulatory proceedings) in other jurisdictions or of other products.
Regulators around the world increasingly look at each other’s approaches to the regulation of the payments and other industries. In some areas, such as interchange fees, we believe that regulators are increasingly cooperating on their approaches. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. For example, the European Court of Justice’s decision in September 2014 upholding the European Commission’s decision with respect to cross-border interchange fees within Europe has increased the possibility of additional competition authorities in European member states opening proceedings concerning domestic interchange fees, as well as the possibility of an adverse outcome for us in related and pending matters. Similarly, new laws and regulations in a country, state or region involving one product may cause lawmakers there to extend the regulations to another product. For example, regulations affecting debit transactions (such as the Federal Reserve’s rules in the United States) could lead to regulation of other consumer products (such as credit).
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
Governments in some countries, such as China, Russia, Ukraine and India, could act (or have acted) to provide resources, preferential treatment or other protection to selected national payment and processing providers, or may otherwise create (or have created) and support its own national provider. This action may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. As an example, governments in some countries are considering, or may consider, regulatory requirements that mandate processing of domestic payments either entirely in that country or by only domestic companies. In particular, Russia has amended its National Payments Systems laws to require all payment systems to process domestic transactions through a government-owned payment switch. In addition, regional groups of countries, such as the Gulf Cooperation Countries in the Middle East, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions. Such developments would, and in Russia will, prevent us from utilizing our global processing capabilities for domestic or regional customers. Our efforts to effect change in, or work with, these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.
Limitations on our ability to restrict merchants from surcharging credit card transactions could impact the use of electronic payments, resulting in a decrease in our overall transaction volumes that could in turn materially and adversely impact our results of operations.
We have historically implemented policies, referred to as no-surcharge rules, in certain regions, including the United States, that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means.  Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so). Additionally, pursuant to the terms of settlement of the U.S. merchant class litigation, we have modified our no-surcharge rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations. It is possible that over time merchants in some or all merchant categories in these jurisdictions may choose to surcharge as permitted by the rule change, which could make credit card programs less desirable to consumers in the United States and elsewhere.  In the event that such merchants surcharge credit cards, this could result in consumers having a less favorable view of our products and/or using alternative means of payment instead of electronic products, which could result in a decrease in our overall transaction volumes, and which in turn could materially and adversely impact our results of operations.
Regulation in the areas of consumer privacy, data use and/or security could decrease the number of payment cards and devices issued and could increase our costs, as well as negatively impact our growth.
We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop products and services to meet the needs of a changing marketplace, we may expand our information profile through the collection of additional data across multiple channels.  This expansion could amplify the impact of these regulations on our business.  Moreover, due to recent account data compromise events at large, U.S.-based retailers, as well as the disclosure of the monitoring activities by certain governmental agencies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation. Regulation of privacy and data protection and information security may require changes to our data practices in regard to the collection, use, disclosure or security of personal and sensitive information. Failure to comply with the these laws and regulations could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.  Any additions or changes to regulations in these areas (as well as the manner in which such laws could be interpreted or applied) may also increase our costs to comply with such regulations and could impact aspects of our business such as fraud monitoring and the development of information-based products and solutions.  In addition, these regulations may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our cards and other payment devices that they issue. Any of these changes could materially and adversely affect our overall business and results of operations.

Our participation in the payments industry subjects us to various other regulations globally that affect the industry, which may materially and adversely affect our overall business and results of operations.
We are subject to regulations that affect the payments industry in the many countries in which our cards and other devices are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions in the United States and abroad, and, consequently, we are at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business-Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:

•
Anti-Money Laundering and Economic Sanctions - We are subject to AML laws and regulations, including the USA Patriot Act in the United States, as well as the various economic sanctions programs administered by OFAC, including restrictions on financial transactions with certain countries and with persons and entities included on the SDN List. We have policies, procedures and controls designed to comply with applicable AML and OFAC sanctions requirements. We take measures to prevent transactions that do not comply with OFAC sanctions, including obligating our customers to screen cardholders and merchants against the SDN List. However, despite these measures, it is possible that such transactions may be processed through our payments system. Activity such as money laundering or terrorist financing involving our cards could result in an enforcement action, and our reputation may suffer due to our customer’s association with those countries, persons or entities or the existence of any such transaction. Any enforcement action or reputational damage could reduce the use and acceptance of our products and/or increase our costs, and thereby have a material adverse impact on our business. In addition, geopolitical events and resulting OFAC sanctions could lead jurisdictions affected by those sanctions to take actions in response that could adversely affect our business.  For example, in response to the global sanctions imposed as a result of the Ukraine conflict, the Russian government amended its National Payments Systems laws requiring all payment systems to process domestic transactions through a government-owned payment switch.  There is a risk that in the future other jurisdictions (or actors sympathetic to these jurisdictions) may take similar or other actions in response to sanctions that could negatively impact us.

•
CFPB - In the United States, the CFPB has significant authority to regulate consumer financial products, including credit, debit and prepaid cards. The CFPB also has supervisory and independent examination authority as well as enforcement authority over certain financial institutions, their service providers, and other entities, which could include us due to our processing of credit, debit, and prepaid transactions. It is not clear whether and/or to what extent the CFPB will regulate broader aspects of payment card networks.

•
Increased Central Bank Oversight - Several central banks or similar regulatory bodies around the world that have increased, or are seeking to increase, their formal oversight of the electronic payments industry (including the United States, the United Kingdom, Russia , Mexico and Brazil), are in some cases considering designating them as “systemically important payment systems” or “critical infrastructure.” If MasterCard were designated “systemically important”, it would be subject to new regulations relating to its payment, clearing and settlement activities, which could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements.  Also, MasterCard could be required to obtain prior approval for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payments system.

•
Issuer Practice Legislation and Regulation - Our financial institution customers are subject to numerous regulations applicable to issuers and more generally to banks and other financial institutions, which impact us as a consequence. Existing or new regulations in these or other areas may diminish the attractiveness of our products to our customers.

•
Regulation of Internet and Digital Transactions - Proposed legislation in various jurisdictions relating to Internet gambling and other digital areas such as cyber-security, copyright, trademark infringement and privacy could impose additional compliance burdens on us and/or our customers, including requiring us or our customers to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs. Similarly, increased regulatory focus on our customers may cause such customers to reduce the volume of transactions processed through our systems. Finally, failure to comply with the laws and regulations discussed above to which we are subject could result in fines, sanctions or other penalties. Each may individually or collectively materially and adversely affect our financial performance and/or our overall business and results of operations, as well as have an impact on our reputation.

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
Potential changes in existing tax laws, such as recent proposals for fundamental tax reform in the United States, including the treatment of earnings of controlled foreign corporations, may impact our effective tax rate and tax payments. This could adversely impact our results of operations. See also Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8.
Business Risks
Substantial and increasingly intense competition worldwide in the global payments industry may materially and adversely affect our overall business and results of operations.
The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including cash and checks; electronic, mobile and e-commerce payment platforms; and payments networks. Within the global general purpose payments industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover, UnionPay, JCB and PayPal among others. In certain jurisdictions, including the United States, Visa has greater volume, scale and market share than we do, which may provide significant competitive advantages. Moreover, some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. Our ability to compete may also be affected by the outcomes of litigation, competition-related regulatory proceedings, central bank activity and legislative activity.
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

•
Rapid and significant technological changes could occur, resulting in new and innovative payment methods (including cryptocurrencies) and programs that could place us at a competitive disadvantage and that could reduce the use of MasterCard products.

•
Competitors, customers, governments and other industry participants may develop products that compete with or replace value-added products and services we currently provide to support our transaction processing. These products could replace our own processing offerings or could force us to change our pricing or practices for these offerings.

•
Participants in the payments industry may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.

•	New services and technologies that we develop may be impacted by industry-wide solutions and standards related to EMV, tokenization or other safety and security technologies.
Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.
Continued intense competitive pressure on the prices we charge our customers may materially and adversely affect our business and results of operations.
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
Continuing consolidation or other changes in or affecting the banking industry could materially and adversely affect our overall business and results of operations.
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
Merchants’ continued focus on acceptance costs may lead to additional litigation and regulatory proceedings and may increase the costs of our incentive programs, which could materially and adversely affect our profitability.
Merchants are an important constituency in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to expand the acceptance of our cards and payment devices. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that MasterCard has been defending, including the U.S. merchant litigations. See our risk factor in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
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
The exclusive, or nearly exclusive, relationships certain customers have with our competitors may adversely affect our ability to maintain or increase our revenues and may have a material adverse impact on our business.
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
We depend significantly on our relationships with our issuers and acquirers to manage our payments system and our failure to maintain those relationships may materially and adversely affect our business.
While we work directly with many stakeholders in the payments system, including merchants and governments, we are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards or other payment devices, extend credit to cardholders or determine the interest rates or other fees charged to cardholders using our products. Each issuer determines these and most other competitive payment program features. In addition, we do not establish the discount rate that merchants are charged for acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk. See our risk factor in “Risk Factors - Business Risks” in this Part I, Item 1A with respect to how we guarantee certain third-party obligations for further discussion.
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
The perception of our brands and reputation may materially and adversely affect our overall business.
Our brands and their attributes are key assets of our business. The ability to attract and retain cardholders to our branded products depends upon the external perception of us and our industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands. Such perception and damage to our reputation could have a material and adverse effect to our overall business.
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

The impact of global economic events in financial markets and on our customers, merchants and cardholders could result in a material and adverse impact on our overall business and results of operations.
Adverse economic trends (including distress in financial markets, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. The condition of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance. Such impact may include, but is not limited to, the following:

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

•
Budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending and increase the risks of operating in those countries.

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
A decline in cross-border activity could adversely affect our results of operations.
We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and transaction processing fees. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu, viruses and other diseases. Any such decline in cross-border activity could adversely affect our results of operations.
General economic and global political conditions may adversely affect trends in consumer spending, which may materially and adversely impact our results of operations.
The global payments industry depends heavily upon the overall level of consumer, business and government spending. General economic conditions (such as unemployment, housing and changes in interest rates) and other political conditions (such as devaluation of currencies and government restrictions on consumer spending, as well as the impact of events in the United States such as deadlines on the debt limit) in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving our payment cards and devices. Also, as we are headquartered in the United States, a negative perception of the United States could impact the perception of our company, which could adversely affect our business.

As a guarantor of certain third-party obligations, including those of principal customers and affiliate debit licensees, we are exposed to risk of loss or illiquidity.
We may incur obligations in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons. If a principal customer or affiliate debit licensee of MasterCard is unable to fulfill its settlement obligations to other customers, we may bear the loss. In addition, although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, or to keep prepaid cardholders whole if an issuer defaults on its obligation to safeguard unspent prepaid funds. Our MasterCard, Maestro and Cirrus-branded gross legal settlement exposure, which is primarily estimated using the average daily card volume during the quarter multiplied by the estimated number of days to settle, was approximately $42 billion as of December 31, 2014. We have a revolving credit facility in the amount of $3 billion which could be used for general corporate purposes, including to provide liquidity in the event of one or more settlement failures by our customers. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables from the failed customer. Customers may be charged for the amount of any settlement loss incurred during these ordinary course activities of MasterCard. While we believe that we have sufficient liquidity to cover a settlement failure by our largest customer on its peak day, the term and amount of our guarantee of obligations to principal customers is unlimited. As a result, concurrent settlement failures of more than one of our larger customers or of several of our smaller customers either on a given day or over a condensed period of time may exceed our available resources and could materially and adversely affect our overall business. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations. Moreover, during 2014, many of our financial institution customers continued to be directly and adversely impacted by economic events in the global financial markets. These conditions present increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure and risk assessment and mitigation practices as of December 31, 2014, see Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.
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
A failure or breach of our information security systems or infrastructure could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain, as well as our cardholders, rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We routinely are subject to cyber-threats and our technologies, systems and networks have been subject to cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity (including sanctions) could also lead to information security threats and attacks by jurisdictions affected by such activity (or by other actors sympathetic to those jurisdictions).
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

We maintain an information security program that is reviewed by our Board of Directors, a business continuity program and insurance coverage, and our processing systems incorporate multiple levels of protection, in order to address or otherwise mitigate these risks.  We also test our systems to discover and address any potential vulnerabilities. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of MasterCard and our role in the global payments and technology industries, our plans to continue to implement our digital and mobile channel strategies and develop additional remote connectivity solutions to serve our customers and cardholders when and how they want to be served, our global presence, our extensive use of third-party vendors and future joint venture and merger and acquisition opportunities. As a result, information security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.  As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Any of the risks described above could materially adversely affect our overall business and results of operations.
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
Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeiting or other fraud. Cards that use magnetic-stripe technology, the predominant payment technology in the United States, continue to raise heightened vulnerabilities to fraud relative to other technologies due to the static nature of the information on the magnetic stripe. Fraud is also more likely to occur in transactions where the card is not present, which constitutes an increasing number of transactions. In addition, as outsourcing and specialization become commonplace in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards, or misconduct or negligence by third parties processing or otherwise servicing our cards, could lead to regulatory intervention, such as enhanced security requirements, as well as damage to our reputation, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.
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
During 2014, approximately 61% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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
The Foundation’s substantial stock ownership, and restrictions on its sales, may impact its approval of, or discourage, corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of February 5, 2015, the Foundation owned 116,918,728 shares of Class A common stock, representing approximately 10.5% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to April 26, 2026, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted. The directors of the Foundation are required to be independent of us and our customers. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2014, MasterCard and its subsidiaries owned or leased 160 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. Our leased properties in the United States are located in 10 states and in the District of Columbia. We also lease and own properties in 60 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.
We believe that our facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire or lease new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.
Item 3. Legal Proceedings
Refer to Notes 10 (Accrued Expenses and Accrued Litigation) and 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The number of shares and per share amounts have been retroactively restated to reflect the ten-for-one stock split of the Company’s Class A and Class B common shares, which was effected in the form of a common stock dividend distributed on January 21, 2014.
Price Range of Common Stock
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2014 and 2013. At February 5, 2015, the Company had 69 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.

	2014		2013
	High	Low	High	Low
First Quarter	$84.75	$71.75	$54.20	$50.10
Second Quarter	77.89	68.68	59.19	51.86
Third Quarter	79.22	73.64	69.50	56.70
Fourth Quarter	89.87	69.64	83.94	64.74
There is currently no established public trading market for our Class B common stock. There were approximately 380 holders of record of our Class B common stock as of February 5, 2015.
Dividend Declaration and Policy
During the years ended December 31, 2014 and 2013, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

	Dividend per Share
	2014	2013
First Quarter	$0.11	$0.03
Second Quarter	0.11	0.06
Third Quarter	0.11	0.06
Fourth Quarter	0.11	0.06
On December 2, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share paid on February 9, 2015 to holders of record on January 9, 2015 of our Class A common stock and Class B common stock. On February 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 8, 2015 to holders of record on April 9, 2015 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
On December 10, 2013, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”).  This program became effective at the completion of the Company’s previously announced $2 billion share repurchase program, which occurred in January 2014.  On December 2, 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”).

During the fourth quarter of 2014, MasterCard repurchased a total of approximately 2.1 million shares for $155 million at an average price of $72.95 per share of Class A common stock. The Company’s repurchase activity during the fourth quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	2,045,900	$72.69	2,045,900	$281,633,768
November 1 – 30	78,500	$79.86	78,500	$275,364,960
December 1 – 31	—	$—	—	$4,025,364,960
Total	2,124,400	$72.95	2,124,400
1 Dollar value of shares that may yet be purchased under the December 2013 Share Repurchase Program and the December 2014 Share Repurchase Program is as of the end of the period.
Item 6. Selected Financial Data
The statement of operations data presented below for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8 of this Report. The statement of operations data presented below for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of this Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statement of Operations Data:
Net revenue	$9,473	$8,346	$7,391	$6,714	$5,539
Total operating expenses	4,367	3,843	3,454	4,001	2,787
Operating income	5,106	4,503	3,937	2,713	2,752
Net income	3,617	3,116	2,759	1,906	1,846
Basic earnings per share	3.11	2.57	2.20	1.49	1.41
Diluted earnings per share	3.10	2.56	2.19	1.48	1.41

Balance Sheet Data:
Total assets	$15,329	$14,242	$12,462	$10,693	$8,837
Long-term debt	1,494	—	—	—	—
Equity	6,824	7,495	6,929	5,877	5,216
Cash dividends declared per share	0.49	0.29	0.12	0.06	0.06
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
MasterCard presents non-GAAP financial measures to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to facilitate meaningful comparison of its results between periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation.  More specifically, the following non-GAAP financial measures are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Total operating expenses and operating expense growth excluding the provision recorded in 2013 ($95 million) and 2012 ($20 million) for settlements relating to U.S. merchant litigations (collectively referred to as the “MDL Provision”). MasterCard excluded these items because MasterCard’s management monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing performance without these amounts. See “Operating Expenses” for the table that provides a reconciliation of operating expenses and operating expense growth excluding the MDL Provisions to the most directly comparable GAAP measure.

•
Effective income tax rate excluding the 2013 MDL Provision. MasterCard excluded this item because MasterCard’s management monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing performance without these amounts. See “Income Taxes” for the table that provides a reconciliation of the effective income tax rate excluding the 2013 MDL Provision to the most directly comparable GAAP measure.

Overview
We recorded net income of $3.6 billion, or $3.10 per diluted share in 2014 versus net income of $3.1 billion, or $2.56 per diluted share in 2013, and net income of $2.8 billion, or $2.19 per diluted share in 2012. During 2014, net income growth of 16% was driven by higher net revenue and an improved effective tax rate, partially offset by increased operating expenses.
Our 2014 results were positively impacted by a tax benefit resulting from a repatriation of foreign earnings, which was offset by restructuring expenses and the impact of acquisitions. In 2013 and 2012, net income was impacted by the increased MDL provisions of $95 million ($61 million after tax) and $20 million ($13 million after tax), respectively.
Our net revenue increased 14% and 13% in 2014 and 2013 versus the comparable periods in the prior years, respectively, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives. Acquisitions contributed 2 percentage points to net revenue growth in 2014. In 2014 and 2013, our processed transactions increased 12% and 13% versus the comparable periods in the prior years, respectively. In 2014 and 2013, our volumes increased 13% and 14%, on a local currency basis, versus the comparable periods in the prior years, respectively.
Operating expenses in 2014 increased $524 million, or 14%, from 2013 and increased $389 million, or 11%, in 2013 from 2012 primarily due to higher general and administrative expenses as a result of investments to support strategic initiatives. Acquisitions contributed 6 percentage points to operating expense growth in 2014.
We generated net cash flows from operations of $3.4 billion for the year ended December 31, 2014, compared to $4.1 billion and $2.9 billion for the years ended December 31, 2013 and 2012, respectively.

The following table provides a summary of our operating results for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2014	2013	2012	2014	2013
	(in millions, except per share data and percentages)
Net revenue	$9,473	$8,346	$7,391	14%	13%

Operating expenses	4,367	3,843	3,454	14%	11%
Operating income	5,106	4,503	3,937	13%	14%
Operating margin	53.9%	54.0%	53.3%	**	**

Income tax expense	1,462	1,384	1,174	6%	18%
Effective income tax rate	28.8%	30.8%	29.9%	**	**

Net income	$3,617	$3,116	$2,759	16%	13%

Diluted earnings per share	$3.10	$2.56	$2.19	21%	17%
Diluted weighted-average shares outstanding	1,169	1,215	1,258	(4)%	(3)%
** Not meaningful.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% of total revenue in each of 2014, 2013 and 2012. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Adverse economic trends (including distress in financial markets, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. Certain of our customers, merchants that accept our brands and cardholders who use our brands, have been directly impacted by these adverse economic conditions.
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, further political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For a full discussion see “Risk Factors - Business Risk” in Part I, Item 1A of this Report.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A of this Report. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in “Risk Factors - Business Risks” in Part I, Item 1A of this Report related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal

European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For 2014 as compared to 2013 and for 2013 compared to 2012, the U.S. dollar strengthened against the Brazilian real but weakened against the euro. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real negatively impacted net income in 2014 by less than 1 percentage point as compared to 2013. Conversely, net income in 2013 was positively impacted by approximately 1 percentage point as compared to 2012.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. In 2014, GDV on a U.S. dollar converted basis increased 9%, versus GDV growth on a local currency basis of 13%. In 2013, GDV on a U.S. dollar converted basis increased 13%, versus GDV growth on a local currency basis of 14%. The Company attempts to manage these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report.
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
The price structure for our products and services is complex and is dependent on the nature of volumes, types of transactions and type of products and services we offer to our customers. Our net revenue can be significantly impacted by the following:

•	domestic or cross-border transactions;

•	signature-based or PIN-based transactions;

•	geographic region or country in which the transaction occurs;

•	volumes/transactions subject to tiered rates;

•	processed or not processed by MasterCard;

•	amount of usage of our other products or services; and

•	amount of rebates and incentives provided to customers.
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

◦
Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, MasterCard or others, on behalf of the issuer approve in accordance with either the issuer’s instructions or applicable rules (also known as “stand-in”).

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
Revenue Analysis
Gross revenue in 2014 and 2013 increased $1.5 billion and $1.3 billion, or 13% versus 2013 and 2012, respectively, driven by an increase in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives in 2014 and 2013 increased $329 million and $325 million, or 11% and 12%, versus 2013 and 2012, respectively, due to the impact from new and renewed agreements and increased volumes. Our net revenue in 2014 and 2013 increased 14% and 13% versus 2013 and 2012, respectively. Acquisitions contributed 2 percentage points to net revenue growth in 2014. In 2014 and 2013, our GDV increased 13% and 14% on a local currency basis while our processed transactions increased 12% and 13%, respectively.

The following table provides a summary of the trend in volume and transaction growth:

	Years Ended December 31,
	2014		2013
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-branded GDV [1]	9%	13%	13%	14%
Asia Pacific/Middle East/Africa	13%	17%	18%	22%
Canada	—%	7%	3%	7%
Europe	9%	14%	16%	14%
Latin America	5%	15%	12%	16%
United States	8%	8%	7%	7%
Cross-border Volume [1]		16%		18%
Processed Transactions Growth		12%		13%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. In 2014, the net revenue from these customers was approximately $2.2 billion, or 24%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A of this Report for further discussion.
The significant components of our net revenue for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2014	2013 [1]	2012 [1]	2014	2013
	(in millions, except percentages)
Domestic assessments	$3,967	$3,688	$3,387	8%	9%
Cross-border volume fees	3,054	2,715	2,268	12%	20%
Transaction processing fees	4,035	3,554	3,199	14%	11%
Other revenues	1,688	1,331	1,154	27%	15%
Gross revenue	12,744	11,288	10,008	13%	13%
Rebates and incentives (contra-revenue)	(3,271)	(2,942)	(2,617)	11%	12%
Net revenue	$9,473	$8,346	$7,391	14%	13%
1 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.

The following table summarizes the primary drivers of net revenue growth in 2014 and 2013:

	For the Years Ended December 31,
	Volume		Foreign Currency [1]		Other				Total
	2014	2013 [2]	2014	2013 [2]	2014		2013 [2]		2014	2013 [2]
Domestic assessments	12%	13%	(1)%	—%	(3)%	[3]	(4)%	[3]	8%	9%
Cross-border volume fees	15%	15%	—%	1%	(3)%		4%		12%	20%
Transaction processing fees	11%	10%	—%	—%	3%		1%		14%	11%
Other revenues	**	**	(1)%	1%	28%	[4]	14%	[4]	27%	15%
Rebates and incentives	9%	8%	(1)%	—%	3%	[5]	4%	[5]	11%	12%

Net revenue	12%	12%	(1)%	—%	3%		1%		14%	13%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Certain prior period amounts have been reclassified to conform to the 2014 presentation. Net revenue is not impacted.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 Acquisitions contributed 8 percentage points of growth to the 2014 activity. Additionally there are impacts from consulting fees, fraud service fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses and the respective amounts recorded for the MDL Provision. Operating expenses increased in 2014 by $524 million, or 14%, primarily due to higher general and administrative expenses. Acquisitions contributed 6 percentage points to operating expense growth in 2014. Operating expenses increased in 2013 by $389 million, or 11% compared to 2012, primarily due to higher general and administrative expenses and the $95 million portion of the MDL Provision recorded in 2013. Excluding the impact of the MDL Provision, operating expenses increased 17% in 2014 compared to 2013 and increased 9% in 2013 compared to 2012.
The following table compares and reconciles operating expenses, excluding the MDL Provision, which is a non-GAAP financial measure, to the operating expenses including the MDL Provision, which is the most directly comparable GAAP measurement. Management believes this analysis facilitates understanding of our ongoing operating expenses and allows for a more meaningful comparison between periods.

	For the Years Ended December 31,
	2014	2013			2012
	Actual	Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP
	(in millions)
General and administrative	$3,184	$2,649	$—	$2,649	$2,429	$—	$2,429
Advertising and marketing	862	841	—	841	775	—	775
Depreciation and amortization	321	258	—	258	230	—	230
Provision for litigation settlement	—	95	(95)	—	20	(20)	—
Total operating expenses	$4,367	$3,843	$(95)	$3,748	$3,454	$(20)	$3,434

		For the Years Ended December 31,
		2014			2013
		Actual	MDL Provision	Non-GAAP	Actual	MDL Provision	Non-GAAP
		Year-over-year Growth %
Total operating expenses growth		14%	(3)%	17%	11%	2%	9%
General and Administrative
General and administrative expenses increased $535 million, or 20% compared to 2013, primarily due to an increase in personnel costs. Acquisitions contributed 7 percentage points to general and administrative expense growth in 2014. General and administrative expenses increased $220 million, or 9% in 2013 compared to 2012, primarily due to an increase in personnel costs.

The significant components of our general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2014	2013	2012	2014	2013
	(in millions, except percentages)
Personnel	$2,064	$1,739	$1,565	19%	11%
Professional fees	307	251	237	22%	6%
Data processing and telecommunications	273	226	201	21%	12%
Foreign exchange activity	(30)	2	27	**	**
Other	570	431	399	32%	8%
General and administrative expenses	$3,184	$2,649	$2,429	20%	9%
** Not meaningful

•
Personnel expense increased in 2014 compared to 2013 primarily due to an increase in the number of employees from both our acquired businesses and to support the Company’s strategic initiatives. Additionally, in the fourth quarter of 2014, the Company recorded a restructuring charge of $87 million. The increase in personnel expenses in 2013 compared to 2012 was due to an increase in the number of employees to support our strategic initiatives.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. Professional fees increased in both 2014 and 2013, primarily due to higher third-party service expenses.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer and telecommunication system. These expenses increased in both 2014 and 2013 due to capacity growth of our business.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.

•
Other expenses include loyalty and rewards solutions, travel and entertainment, rental expense for our facilities, litigation settlements not related to the U.S. merchant class litigation, investment related expenses and other miscellaneous operating expenses. The change in other expenses in 2014 compared to 2013 was primarily due to the impact of our current year acquisitions and expenses incurred to support strategic development efforts. The 2013 increase in other expenses versus 2012 was primarily due to increased costs associated with loyalty and rewards programs, investment related expenses and increased meeting and travel expenses.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. In 2014, advertising and marketing expenses increased $21 million, or 3%, mainly due to new and renewed sponsorships and increased support of our strategic initiatives. Advertising and marketing expenses increased $66 million, or 8%, in 2013 mainly due to new and renewed sponsorships and increased media spend to support our strategic initiatives.

Depreciation and Amortization
Depreciation and amortization expenses increased $63 million, or 24%, in 2014 and $28 million, or 12%, in 2013. The increase in depreciation and amortization expense in 2014 was primarily due to higher amortization of capitalized software costs and acquisition-related intangible assets. The increase in 2013 was primarily due to higher amortization of capitalized software costs.
Provision for Litigation Settlement
As of December 31, 2014, the accrued litigation related to the MDL Provision was $771 million versus $886 million as of December 31, 2013. The accrued litigation item includes $68 million as of December 31, 2013 related to the timing of MasterCard’s administration of the short-term reduction in default credit interchange from U.S. issuers, which expired in April 2014. During 2014, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustments to the amount reserved was deemed necessary. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense increased $24 million in 2014 compared to 2013, primarily due to higher interest expense related to our debt issuance in March 2014. Total other expense decreased $1 million in 2013 compared to 2012 primarily related to an adjustment in interest expense due to the reversal of tax reserves, partially offset by increased expenses from investments in joint ventures.
Income Taxes
The effective income tax rates for the years ended December 31, 2014, 2013 and 2012 were 28.8%, 30.8% and 29.9%, respectively. The effective tax rate for 2014 was lower than the effective tax rate for 2013 primarily due to the recognition of a larger repatriation benefit and an increase in the Company’s domestic production activity deduction in the U.S. related to the Company’s authorization revenue, partially offset by an unfavorable mix of taxable earnings in 2014. The effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to the recognition of a discrete benefit relating to additional export incentives in 2012 and a lower benefit related to foreign repatriations in 2013, partially offset by a more favorable mix of earnings in 2013.
During the fourth quarter of 2014, we implemented an initiative to better align our legal entity and tax structure with our operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. We believe this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in our effective income tax rate. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	For the Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$5,079		$4,500		$3,933

Federal statutory tax	1,778	35.0%	1,575	35.0%	1,376	35.0%
State tax effect, net of federal benefit	29	0.6%	19	0.4%	23	0.6%
Foreign tax effect	(108)	(2.1)%	(208)	(4.6)%	(175)	(4.4)%
Foreign repatriation	(177)	(3.5)%	(14)	(0.3)%	(27)	(0.7)%
Other, net	(60)	(1.2)%	12	0.3%	(23)	(0.6)%
Income tax expense	$1,462	28.8%	$1,384	30.8%	$1,174	29.9%

The Company’s GAAP effective tax rates for 2013 was affected by the tax benefits related to the MDL Provision as illustrated in the table below. The effective tax rate was 29.9% in 2012 including and excluding the portion of the MDL Provision recorded in 2012.

	GAAP to Non-GAAP effective tax rate reconciliation
	For the Year Ended December 31, 2013
	Actual	MDL Provision	Non-GAAP
	(in millions, except percentages)
Income before income taxes	$4,500	$95	$4,595
Income tax expense	(1,384)	(34)	(1,418)
Net income	$3,116	$61	$3,177

Effective tax rate	30.8%		30.9%
During 2014, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods increased by $44 million. The increase in the Company’s unrecognized tax benefits for 2014 was primarily due to judgments related to current year tax positions. As of December 31, 2014, the Company’s unrecognized tax benefits related to positions taken during the current and prior period were $364 million, all of which would reduce the Company’s effective tax rate if recognized.
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
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, time deposits and investment securities balances and credit available to the Company at December 31:

	Years Ended December 31,
	2014	2013	2012
	(in billions)
Cash, cash equivalents, time deposits and available-for-sale investment securities [1]	$6.4	$6.3	$5.0
Unused line of credit [2]	3.0	3.0	3.0
1 Includes $70 million of time deposits included in prepaid expenses and other current assets at December 31,2014. Excludes restricted cash related to the U.S. merchant class litigation settlement of $540 million and $723 million at December 31, 2014 and December 31, 2013, respectively.
2 The Company did not use any funds from the line of credit during the periods presented, except for business continuity planning and related purposes.
Cash, cash equivalents, time deposits and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.6 billion and $3.6 billion at December 31, 2014 and 2013, respectively, or 42% and 57% of our total cash, cash equivalents and available-for-sale investment securities as of such dates.  The decrease in cash, cash equivalents, time deposits and available-for-sale investment securities held by our foreign subsidiaries during 2014 was primarily driven by prepaid tax in Belgium as well as a repatriation of foreign earnings in conjunction with a reorganization undertaken to better align our tax and legal entity structure with our business footprint outside of the U.S. The reorganization occurred in the fourth quarter of 2014.  It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2014 outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of this Report), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. The Company guarantees the settlement of many MasterCard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 19 (Settlement and Other Risk Management) to the consolidated financial statements in Part II, Item 8 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A and Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report; and Part II, Item 7 (Business Environment) of this Report for additional discussion of these and other risks facing our business.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2014	2013	2012
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$3,407	$4,135	$2,948
Net cash provided by (used in) investing activities	690	(4)	(2,839)
Net cash used in financing activities	(2,339)	(2,629)	(1,798)
Net cash provided by operating activities for the year ended December 31, 2014 was $3.4 billion, primarily due to net income. The decrease in the cash flow provided by operating activities is primarily due to prepaid income taxes associated with our legal entity and tax reorganization. Net cash provided by operating activities for the year ended December 31, 2013 was $4.1 billion, primarily due to net income.
Net cash provided by investing activities for the year ended December 31, 2014 was primarily related to the proceeds from sales and maturities of investment securities, partially offset by purchases of investment securities and acquisitions. Net cash used in investing activities for the year ended December 31, 2013 was primarily related to purchases of investment securities and increased property, plant and equipment and capitalized software, partially offset by net proceeds from sales and maturities of investment securities.
Net cash used in financing activities for the year ended December 31, 2014 was primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders, partially offset by proceeds from the debt offering completed in March 2014. Net cash used in financing activities for the year ended December 31, 2013 was primarily related to the repurchase of the Company’s Class A common stock and dividend payments to our stockholders.
The table below shows a summary of the balance sheet data at December 31:

	2014	2013	2012
	(in millions)
Balance Sheet Data:
Current assets	$10,997	$10,950	$9,357
Current liabilities	6,222	6,032	4,906
Long-term liabilities	2,283	715	627
Equity	6,824	7,495	6,929
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

On November 16, 2014, the Company extended its committed unsecured revolving credit facility, dated as of November 16, 2012 (the “Credit Facility”), for an additional year.  The expiration date of the Credit Facility is November 14, 2019.  The available funding under the Credit Facility will remain at $3 billion through November 16, 2017 and then decrease to $2.95 billion during the final two years of the Credit Facility agreement.  Other than immaterial changes to certain representations and warranties, the terms and conditions of the Credit Facility remain unchanged.  The option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. In addition, for business continuity planning and related purposes, the Company may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company’s credit rating. At December 31, 2014, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. MasterCard had no borrowings under the Credit Facility at December 31, 2014 and 2013.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2014 and 2013. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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

	Years Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Cash dividend, per share	$0.440	$0.210	$0.105
Cash dividends paid	$515	$255	$132
On December 2, 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share paid on February 9, 2015 to holders of record on January 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $184 million.
On February 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 8, 2015 to holders of record on April 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $184 million.
Shares in the Company’s common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock.  As of January 23, 2015, the repurchases by the Company under the December 2013 Share Repurchase Program in 2015 totaled approximately 2.5 million shares of Class A common stock for an aggregate cost of approximately $215 million, at an average price of $84.45 per share of Class A common stock.  As of January 23, 2015, the Company had approximately $3.8 billion remaining under the December 2013 Share Repurchase Program and the December 2014 Share Repurchase Program.

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2014, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	February 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$2,000	$9,250
Remaining authorization at December 31, 2013	$—	$3,500	$161	$3,661
Dollar-value of shares repurchased in 2014	$—	$3,225	$161	$3,386
Remaining authorization at December 31, 2014	$3,750	$275	$—	$4,025
Shares repurchased in 2014	—	42.6	1.9	44.5
Average price paid per share in 2014	$—	$75.81	$83.22	$76.14
See Note 13 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt, other than lease arrangements and other commitments as presented in the Future Obligations table that follows.
Future Obligations
The following table summarizes our obligations as of December 31, 2014 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
			(in millions)
Debt	$1,541	$41	$—	$500	$1,000
Interest on debt	372	49	88	83	152
Capital leases	10	4	6	—	—
Operating leases	171	30	53	35	53
Other long-term obligations [1]
Sponsorship, licensing and other [2]	540	326	172	36	6
Employee benefits [3]	184	83	20	23	58
Total [4]	$2,818	$533	$339	$677	$1,269
1 The table does not include the $771 million provision as of December 31, 2014 related to the merchant opt outs and the U.S. merchant class litigation since the opt outs are not fixed and determinable and the Company has made a payment into escrow to fund the U.S. merchant class litigation. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 of this Report for further discussion.
2 Amounts primarily relate to sponsorships to promote the MasterCard brand. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are contingent on future performance. MasterCard has accrued $1.7 billion as of December 31, 2014 related to customer and merchant agreements.
3 Amounts relate to committed severance, minimum funding requirements for defined benefit plans and unfunded postemployment benefits. U.S. employees hired before July 1, 2007 participate in a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature. In 2014, the Company began to evaluate whether to terminate the Qualified Plan. We continue to account for the Qualified Plan on an ongoing basis in our financial statements. If we terminate the plan, we would be obligated to pay the underfunded status of the plan and take a settlement charge for the portion of the liability that has not been recognized in our Statement of Operations.
4 The Company has recorded a liability for unrecognized tax benefits of $364 million at December 31, 2014 and estimates that approximately $1 million of this liability is expected to be settled within the next 12 months. These amounts have been excluded from the table since the settlement period for the non-current portion of this liability cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various authorities.
Seasonality
The Company does not experience meaningful seasonality. No individual quarter in 2014, 2013 or 2012 accounted for more than 30% of net revenue.

Critical Accounting Estimates
The application of U.S. GAAP requires the Company to make estimates and assumptions about certain items and future events that directly affect the Company’s reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to its financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. The Company’s significant accounting policies, including recent accounting pronouncements, are described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of this Report.
A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (e.g., 10 percent) are included to allow users of this Report to understand a general direction cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.
Revenue Recognition
Application of the various accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires the Company to make judgments and estimates.  Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Domestic assessment revenue requires an estimate of our customers’ performance in order to recognize this revenue. Rebates and incentives are recorded as a reduction to gross revenue based on these estimates. We consider various factors in estimating customer performance, including a review of specific transactions, historical experience with that customer and market and economic conditions. Differences between actual results and the Company’s estimates are adjusted in the period the customer reports actual performance. If our customers’ actual performance is not consistent with our estimates of their performance, net revenue may be materially different.
Loss Contingencies
The Company is currently involved in various claims and legal proceedings. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes. See Note 18 (Legal and Regulatory Proceedings) for further discussion.
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
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or sooner if indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level. The impairment evaluation utilizes a quantitative assessment using a two-step impairment test. The first step is to compare the reporting unit’s carrying value, including goodwill, to the fair value. The Company uses a market approach for estimating the fair value of its reporting unit. If the fair value exceeds the carrying value, then no potential impairment is considered to exist. If the carrying value exceeds the fair value, the second step is performed to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of the reporting unit. An impairment charge would be recorded if the carrying value exceeds the implied fair value. The impairment test for indefinite-lived intangible assets consists of a qualitative assessment to evaluate all relevant events and circumstances that could affect the significant inputs used to determine the fair value of indefinite-lived intangible assets.  In performing the qualitative assessment, we consider relevant events and conditions, including but not limited to, macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, and legal and regulatory factors. If the qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than their carrying amounts, the Company must perform a quantitative impairment test.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $74 million on our foreign currency derivative contracts outstanding at December 31, 2014 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at December 31, 2014 and 2013. In addition, there was no material equity price risk at December 31, 2014 or 2013.
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

As of December 31, 2014, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2014		December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$47	$4	$23	$(1)
Commitments to sell foreign currency	614	27	1,722	1
Our settlement activities are subject to foreign exchange risk resulting from foreign exchange rate fluctuations. This risk is typically limited to the one business day between setting the foreign exchange rates and clearing the financial transactions.
Interest Rate Risk
Our interest rate sensitive assets are our investments in debt securities, which we generally hold as available-for-sale investments. Our general policy is to invest in high quality securities, while providing adequate liquidity and maintaining diversification to avoid significant exposure. The fair value and maturity distribution of the Company’s available for sale investments for debt securities as of December 31 was as follows:

			Maturity
		Fair Market Value at December 31, 2014	2015	2016	2017	2018	2019	2020 and there- after
Financial Instrument	Summary Terms
		(in millions)
Municipal securities	Fixed / Variable Interest	$135	$82	$48	$2	$—	$—	$3
Corporate securities	Fixed / Variable Interest	618	325	211	82	—	—	—
U.S. government and agency securities	Fixed / Variable Interest	199	132	52	2	—	—	13
Asset-backed securities	Fixed / Variable Interest	178	4	59	75	28	7	5
Other	Fixed / Variable Interest	25	15	5	1	—	—	4
Total		$1,155	$558	$375	$162	$28	$7	$25

			Maturity
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2013	2014	2015	2016	2017	2018	2019 and there- after
		(in millions)
Municipal securities	Fixed / Variable Interest	$267	$200	$57	$10	$—	$—	$—
Corporate securities	Fixed / Variable Interest	1,426	646	464	290	9	15	2
U.S. government and agency securities	Fixed / Variable Interest	560	376	122	31	12	9	10
Asset-backed securities	Fixed / Variable Interest	364	307	49	8	—	—	—
Other	Fixed / Variable Interest	90	33	37	7	2	—	11
Total		$2,707	$1,562	$729	$346	$23	$24	$23
At December 31, 2014, we have a credit facility which provides liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. See Note 12 (Debt) to the consolidated financial statements in Part II, Item 8 of this Report for additional information on the Company’s current and prior credit facilities. We had no borrowings under the current or prior credit facilities at December 31, 2014 and 2013.
Equity Price Risk
The Company did not have significant equity price risk as of December 31, 2014 and 2013.

Item 8.     Financial Statements and Supplementary Data
MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

[PRICEWATERHOUSECOOPERS letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2015

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$5,137	$3,599
Restricted cash for litigation settlement	540	723
Investment securities available-for-sale, at fair value	1,168	2,696
Accounts receivable	1,109	966
Settlement due from customers	1,052	1,351
Restricted security deposits held for customers	950	911
Prepaid expenses and other current assets	741	471
Deferred income taxes	300	233
Total Current Assets	10,997	10,950
Property, plant and equipment, net	615	526
Deferred income taxes	96	70
Goodwill	1,522	1,122
Other intangible assets, net	714	672
Other assets	1,385	902
Total Assets	$15,329	$14,242
LIABILITIES AND EQUITY
Accounts payable	$419	$338
Settlement due to customers	1,142	1,433
Restricted security deposits held for customers	950	911
Accrued litigation	771	886
Accrued expenses	2,439	2,101
Other current liabilities	501	363
Total Current Liabilities	6,222	6,032
Long-term debt	1,494	—
Deferred income taxes	115	117
Other liabilities	674	598
Total Liabilities	8,505	6,747
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,352,378,383 and 1,341,541,110 shares issued and 1,115,369,640 and 1,148,838,370 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 37,192,165 and 45,350,070 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,876	3,762
Class A treasury stock, at cost, 237,008,743 and 192,702,740 shares, respectively	(9,995)	(6,577)
Retained earnings	13,169	10,121
Accumulated other comprehensive income (loss)	(260)	178
Total Stockholders’ Equity	6,790	7,484
Non-controlling interests	34	11
Total Equity	6,824	7,495
Total Liabilities and Equity	$15,329	$14,242

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Net Revenue	$9,473	$8,346	$7,391
Operating Expenses
General and administrative	3,184	2,649	2,429
Advertising and marketing	862	841	775
Depreciation and amortization	321	258	230
Provision for litigation settlement	—	95	20
Total operating expenses	4,367	3,843	3,454
Operating income	5,106	4,503	3,937
Other Income (Expense)
Investment income	28	38	37
Interest expense	(48)	(14)	(20)
Other income (expense), net	(7)	(27)	(21)
Total other income (expense)	(27)	(3)	(4)
Income before income taxes	5,079	4,500	3,933
Income tax expense	1,462	1,384	1,174
Net Income	$3,617	$3,116	$2,759

Basic Earnings per Share	$3.11	$2.57	$2.20
Basic Weighted-Average Shares Outstanding	1,165	1,211	1,253
Diluted Earnings per Share	$3.10	$2.56	$2.19
Diluted Weighted-Average Shares Outstanding	1,169	1,215	1,258

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Net Income	$3,617	$3,116	$2,759
Other comprehensive income (loss):
Foreign currency translation adjustments	(436)	113	63

Defined benefit pension and postretirement plans	4	13	(8)
Income tax effect	(1)	(5)	3
Defined benefit pension and other postretirement plans, net of income tax effect	3	8	(5)

Investment securities available-for-sale	(5)	(3)	9
Income tax effect	1	2	(3)
Investment securities available-for-sale, net of income tax effect	(4)	(1)	6

Reclassification adjustment for investment securities available-for-sale	(1)	(5)	(2)
Income tax effect	—	2	1
Reclassification adjustment for investment securities available-for-sale, net of income tax effect	(1)	(3)	(1)

Other comprehensive income (loss), net of tax	(438)	117	63
Comprehensive Income	$3,179	$3,233	$2,822

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2011	$5,877	$4,745	$(2)	$—	$—	$3,519	$(2,394)	$9
Net income	2,759	2,759	—	—	—	—	—	—
Activity related to non-controlling interests	3	—	—	—	—	—	—	3
Other comprehensive income (loss), net of tax	63	—	63	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.12 per share	(150)	(150)	—	—	—	—	—	—
Purchases of treasury stock	(1,748)	—	—	—	—	—	(1,748)	—
Share-based payments	125	—	—	—	—	122	3	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2012	6,929	7,354	61	—	—	3,641	(4,139)	12
Net income	3,116	3,116	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	117	—	117	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.29 per share	(349)	(349)	—	—	—	—	—	—
Purchases of treasury stock	(2,443)	—	—	—	—	—	(2,443)	—
Share-based payments	126	—	—	—	—	121	5	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2013	7,495	10,121	178	—	—	3,762	(6,577)	11
Net income	3,617	3,617	—	—	—	—	—	—
Activity related to non-controlling interests	23	—	—	—	—	—	—	23
Other comprehensive income (loss), net of tax	(438)	—	(438)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.49 per share	(569)	(569)	—	—	—	—	—	—
Purchases of treasury stock	(3,424)	—	—	—	—	—	(3,424)	—
Share-based payments	120	—	—	—	—	114	6	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$6,824	$13,169	$(260)	$—	$—	$3,876	$(9,995)	$34

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Operating Activities
Net income	$3,617	$3,116	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	691	603	519
Depreciation and amortization	321	258	230
Share-based payments	(15)	63	—
Deferred income taxes	(91)	(119)	241
Other	52	67	52
Changes in operating assets and liabilities:
Accounts receivable	(164)	(42)	(121)
Income taxes receivable	(8)	153	(185)
Settlement due from customers	185	(194)	(500)
Prepaid expenses	(1,316)	(598)	(573)
Accrued litigation and legal settlements	(115)	160	(44)
Accounts payable	61	(20)	(2)
Settlement due to customers	(165)	322	348
Accrued expenses	389	315	221
Net change in other assets and liabilities	(35)	51	3
Net cash provided by operating activities	3,407	4,135	2,948
Investing Activities
Purchases of investment securities available-for-sale	(2,385)	(2,526)	(2,981)
Acquisition of businesses, net of cash acquired	(525)	—	(70)
Purchases of property, plant and equipment	(175)	(155)	(96)
Capitalized software	(159)	(144)	(122)
Proceeds from sales of investment securities available-for-sale	2,477	1,488	390
Proceeds from maturities of investment securities available-for-sale	1,358	1,321	891
Decrease (increase) in restricted cash for litigation settlement	183	3	(726)
Proceeds from maturities of investment securities held-to-maturity	—	36	—
Other investing activities	(84)	(27)	(125)
Net cash provided by (used in) investing activities	690	(4)	(2,839)
Financing Activities
Purchases of treasury stock	(3,386)	(2,443)	(1,748)
Proceeds from debt	1,530	35	—
Dividends paid	(515)	(255)	(132)
Tax benefit for share-based payments	54	19	47
Cash proceeds from exercise of stock options	28	26	31
Other financing activities	(50)	(11)	4
Net cash used in financing activities	(2,339)	(2,629)	(1,798)
Effect of exchange rate changes on cash and cash equivalents	(220)	45	7
Net increase (decrease) in cash and cash equivalents	1,538	1,547	(1,682)
Cash and cash equivalents - beginning of period	3,599	2,052	3,734
Cash and cash equivalents - end of period	$5,137	$3,599	$2,052

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Organization
MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International” and together with MasterCard Incorporated, “MasterCard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the processing of payment transactions including authorization, clearing and settlement, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including MasterCard, Maestro and Cirrus. The Company also provides value-added offerings such as loyalty and reward programs, information services and consulting. The Company’s network is designed to ensure safety and security for the global payments system. A typical transaction on the Company’s network involves four participants in addition to the Company: cardholder, merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The Company’s customers encompass a vast array of entities, including financial institutions and other entities that act as “issuers” and “acquirers”, as well as merchants, governments, telecommunication companies and other businesses. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of the Company’s branded cards.
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2014 and 2013, there were no VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2014 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For each of the years ended December 31, 2014, 2013 and 2012, income from non-controlling interests was de minimis and, as a result, amounts are included in the consolidated statement of operations within other income (expense).
The Company accounts for investments in common stock or in-substance common stock under the equity method of accounting when it has the ability to exercise significant influence over the investee, generally when it holds between 20% and 50% ownership in the entity. In addition, investments in flow-through entities such as limited partnerships and limited liability companies are also accounted for under the equity method when the Company has the ability to exercise significant influence over the investee, generally when the investment ownership percentage is equal to or greater than 5% of the outstanding ownership interest. The excess of the cost over the underlying net equity of investments accounted for under the equity method is allocated to identifiable tangible and intangible assets and liabilities based on fair values at the date of acquisition. The amortization of the excess of the cost over the underlying net equity of investments and MasterCard’s share of net earnings or losses of entities accounted for under the equity method of accounting is included in other income (expense) on the consolidated statement of operations.
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
Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is generally derived from transactional information accumulated by our systems or reported by our customers. The Company’s revenue is based on the volume of activity on cards that carry the Company’s brands, the number of transactions processed or the nature of other payment-related products and services.
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards. Certain revenue is based upon information reported to us by our customers. Transaction-based revenue (transaction processing fees) is primarily based on the number and type of transactions and is recognized as revenue in the same period as the related transactions occur. Other payment-related products and services are recognized as revenue in the same period as the related transactions occur or services are rendered.
MasterCard has business agreements with certain customers that provide for rebates or other support when the customers meet certain volume hurdles as well as other support incentives such as marketing, which are tied to performance. Rebates and incentives are recorded as a reduction of revenue either when the revenue is recognized by the Company or at the time the rebate or incentive is earned by the customer. Rebates and incentives are calculated based upon estimated performance and the terms of the related business agreements. In addition, MasterCard may make payments to a customer directly related to entering into an agreement, which are generally deferred and amortized over the life of the agreement on a straight-line basis.
Business combinations - The Company accounts for business combinations under the acquisition method of accounting. The Company measures the tangible and intangible identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, at their fair values at the acquisition date. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses. Any excess of purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill.
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
Goodwill and indefinite-lived intangible assets are not amortized and are tested annually for impairment in the fourth quarter, or sooner when circumstances indicate an impairment may exist.  Goodwill is tested for impairment at the reporting unit level. The impairment evaluation utilizes a quantitative assessment using a two-step impairment test.  The first step is to compare the reporting unit’s carrying value, including goodwill, to the fair value.  If the fair value exceeds the carrying value, then no potential impairment is considered to exist.  If the carrying value exceeds the fair value, the second step is performed to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of the reporting unit.  An impairment charge would be recorded if the carrying value exceeds the implied fair value. Impairment charges, if any, are recorded in general and administrative expenses.
The impairment test for indefinite-lived intangible assets consists of a qualitative assessment to evaluate all relevant events and circumstances that could affect the significant inputs used to determine the fair value of indefinite-lived intangible assets.  If the qualitative assessment indicates that it is more likely than not that indefinite-lived intangible assets are impaired, then a quantitative assessment is required.  Based on the qualitative assessment performed in 2014, it was determined that the Company’s indefinite-lived intangible asset was not impaired.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Settlement and other risk management - MasterCard’s rules guarantee the settlement of many of the MasterCard, Cirrus and Maestro-branded transactions between its issuers and acquirers. Settlement exposure is the outstanding settlement risk to customers under MasterCard’s rules due to the difference in timing between the payment transaction date and subsequent settlement. While the term and amount of the guarantee are unlimited, the duration of settlement exposure is short term and typically limited to a few days. In the event that MasterCard effects a payment on behalf of a failed customer, MasterCard may seek an assignment of the underlying receivables of the failed customer. Customers may be charged for the amount of any settlement loss incurred during the ordinary course activities of the Company.
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
Fair value - The Company measures certain financial assets and liabilities at fair value on a recurring basis by estimating the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company classifies these recurring fair value measurements into a three-level hierarchy (“Valuation Hierarchy”).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and cannot be directly corroborated by observable market data.
Certain assets are measured at fair value on a nonrecurring basis. The Company’s assets measured at fair value on a nonrecurring basis include property, plant and equipment, nonmarketable equity investments, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The valuation methods for goodwill and other intangible assets involve assumptions concerning comparable company multiples, discount rates, growth projections and other assumptions of future business conditions. The Company uses an income approach for estimating the fair value of its intangible assets and a market approach for estimating the fair value of its reporting unit, when necessary. As the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the Valuation Hierarchy.
Investment securities - The Company classifies investments in debt and equity securities as available-for-sale. Available-for-sale securities that are available to meet the Company’s current operational needs are classified as current assets. Available-for-sale securities that are not available to meet the Company’s current operational needs are classified as non-current assets.
The investments in debt and equity securities are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income. Net realized gains and losses on debt and equity securities are recognized in investment income on the consolidated statement of operations. The specific identification method is used to determine realized gains and losses.
Derivative financial instruments - The Company records all derivatives at fair value. The Company’s foreign exchange forward contracts are included in Level 2 of the Valuation Hierarchy as the fair value of these contracts are based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. These derivative contracts hedge foreign exchange risk and were not entered into for trading or speculative purposes. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2014 and 2013.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The useful lives of the Company’s assets are as follows:

Asset Category	Estimated Useful Life
Buildings	30 years
Building equipment	10 - 15 years
Furniture and fixtures and equipment	2 - 5 years
Leasehold improvements	Shorter of life of improvement or lease term
Capital leases	Lease term
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
Defined contribution savings plans - The Company’s contributions to defined contribution savings plans are recorded when the employee renders service to the Company. The charge is recorded in general and administrative expenses.
Advertising and marketing - The cost of media advertising is expensed when the advertising takes place. Advertising production costs are expensed as incurred. Promotional items are expensed at the time the promotional event occurs. Sponsorship costs are recognized over the period of benefit.
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
Treasury stock - The Company records the repurchase of shares of its common stock at cost on the settlement date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Share-based payments - The Company measures share-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over the requisite employee service period. The Company estimates the fair value of its non-qualified stock option awards using a Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”), including performance stock units (“PSUs”) granted prior to 2013, is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted since 2013. All share-based compensation expenses are recorded in general and administrative expenses.
Earnings per share - The Company calculates basic earnings per share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options and unvested stock units using the treasury stock method.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Note 2. Acquisitions
In 2014, the Company acquired eight businesses. Two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $575 million, paid in cash. The Company’s final and preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired of $525 million was recorded as goodwill. A portion of the goodwill is expected to be deductible for local tax purposes. The Company made no acquisitions in 2013. In 2012, the Company completed three acquisitions for an aggregate cost of $70 million. The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2014	2013	2012
	(in millions, except per share data)
Numerator:
Net income	$3,617	$3,116	$2,759
Denominator:
Basic weighted-average shares outstanding	1,165	1,211	1,253
Dilutive stock options and stock units	4	4	4
Diluted weighted-average shares outstanding [1]	1,169	1,215	1,258
Earnings per Share
Basic	$3.11	$2.57	$2.20
Diluted	$3.10	$2.56	$2.19
* Table may not sum due to rounding.
1 For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2014	2013	2012
	(in millions)
Cash paid for income taxes, net of refunds	$2,036	$1,215	$1,046
Cash paid for interest	24	2	—
Cash paid for legal settlements [1]	28	—	65
Non-cash investing and financing activities:
Dividends declared but not yet paid	184	131	37
Assets recorded pursuant to capital lease	8	7	11
Fair value of assets acquired, net of cash acquired	768	—	77
Fair value of liabilities assumed related to acquisitions	141	—	2
1 Amounts primarily represent payments under settlement agreements related to the U.S. merchant litigations. Amounts paid into escrow related to the U.S. merchant class litigation are not included in this table.
Note 5. Fair Value and Investment Securities
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). No transfers were made among the three levels in the Valuation Hierarchy during the years ended December 31, 2014 and 2013.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$135	$—	$135
U.S. government and agency securities [1]	—	199	—	199
Corporate securities	—	618	—	618
Asset-backed securities	—	178	—	178
Other	13	56	—	69
Total	$13	$1,186	$—	$1,199

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$267	$—	$267
U.S. government and agency securities [1]	—	560	—	560
Corporate securities	—	1,426	—	1,426
Asset-backed securities	—	364	—	364
Other [2]	—	79	11	90
Total	$—	$2,696	$11	$2,707
1 Excludes amounts, recorded as restricted cash, held in escrow related to the U.S. merchant class litigation settlement of $540 million and $723 million at December 31, 2014 and 2013, respectively, which would be included in Levels 1 and 2 of the Valuation Hierarchy. See Note 10 (Accrued Expenses and Accrued Litigation) and Note 18 (Legal and Regulatory Proceedings) for further details.
2 The amounts classified within Level 3 of the Valuation Hierarchy at December 31, 2013, included within other assets, represented auction rate securities (ARS), which were called at par during 2014.
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
Financial Instruments - Non-Recurring Measurements
Certain financial instruments are carried on the consolidated balance sheet at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, accounts receivable, settlement due from customers, restricted security deposits held for customers, time deposits, prepaid expenses, accounts payable, settlement due to customers and accrued expenses. In addition, nonmarketable equity investments are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing.
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At December 31, 2014, the carrying value and fair value of long-term debt was $1.5 billion. The Company did not have any long-term debt at December 31, 2013. See Note 12 (Debt).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At December 31, 2014 and 2013, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 19 (Settlement and Other Risk Management).
Non-Financial Instruments
Certain assets are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing. The Company’s non-financial assets measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$135	$—	$—	$135
U.S. government and agency securities	199	—	—	199
Corporate securities	619	—	(1)	618
Asset-backed securities	178	—	—	178
Other	41	1	(4)	38
Total	$1,172	$1	$(5)	$1,168

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$267	$—	$—	$267
U.S. government and agency securities	560	—	—	560
Corporate securities	1,425	2	(1)	1,426
Asset-backed securities	364	—	—	364
Other	91	—	(1)	90
Total	$2,707	$2	$(2)	$2,707
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2014 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$558	$558
Due after 1 year through 5 years	571	572
Due after 5 years through 10 years	7	6
Due after 10 years	19	19
No contractual maturity [1]	17	13
Total	$1,172	$1,168
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income:
Components of investment income for each of the years ended December 31 were as follows:

	2014	2013	2012
	(in millions)
Interest income	$26	$33	$36
Investment securities available-for-sale:
Gross realized gains	3	7	2
Gross realized losses	(1)	(2)	(1)
Total investment income	$28	$38	$37
Interest income primarily consists of interest income generated from cash, cash equivalents and investment securities available-for-sale.
Note 6. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2014	2013
	(in millions)
Customer and merchant incentives	$260	$239
Prepaid income taxes	237	36
Other	244	196
Total prepaid expenses and other current assets	$741	$471
Other assets consisted of the following at December 31:

	2014	2013
	(in millions)
Customer and merchant incentives	$556	$531
Nonmarketable equity investments	245	229
Prepaid income taxes	407	—
Income taxes receivable	89	78
Other	88	64
Total other assets	$1,385	$902
Certain customer and merchant business agreements provide incentives upon entering into the agreement. Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Amounts to

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be paid for these incentives and the related liability were included in accrued expenses and other liabilities. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement.
Prepaid income taxes primarily consists of taxes paid relating to the deferred charge resulting from the reorganization of our legal entity and tax structure to better align with our business footprint of our non-U.S. operations.
Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2014	2013
	(in millions)
Building and land	$510	$451
Equipment	398	344
Furniture and fixtures	53	48
Leasehold improvements	91	77
Property, plant and equipment	1,052	920
Less: accumulated depreciation and amortization	(437)	(394)
Property, plant and equipment, net	$615	$526
As of December 31, 2014 and 2013, capital leases of $29 million and $30 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $17 million and $21 million as of December 31, 2014 and 2013, respectively.
Depreciation and amortization expense for the above property, plant and equipment was $107 million, $92 million and $84 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 8. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Beginning balance	$1,122	$1,092
Goodwill acquired during the year	525	—
Foreign currency translation	(106)	30
Other	(19)	—
Ending balance	$1,522	$1,122
The Company had no accumulated impairment losses for goodwill at December 31, 2014 or 2013. Based on annual impairment testing, the Company’s goodwill is not impaired.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Capitalized software	$839	$(496)	$343	$699	$(404)	$295
Trademarks and tradenames	48	(38)	10	49	(38)	11
Customer relationships	292	(115)	177	237	(84)	153
Other	20	(14)	6	20	(8)	12
Total	1,199	(663)	536	1,005	(534)	471
Unamortized intangible assets:
Customer relationships	178	—	178	201	—	201
Total	$1,377	$(663)	$714	$1,206	$(534)	$672
The increase in the net carrying amount of amortized intangible assets in 2014 was primarily related to our acquired businesses. The increase in the net carrying amount of amortized intangible assets in 2013 was primarily related to additions in internally developed software and purchased software. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.
Amortization and impairment expense on the assets above amounted to $214 million, $166 million and $149 million in 2014, 2013 and 2012, respectively. The following table sets forth the estimated future amortization expense on amortizable intangible assets on the balance sheet at December 31, 2014 for the years ending December 31:

(in millions)
2015	$216
2016	159
2017	92
2018	26
2019 and thereafter	43
$536
Note 10. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2014	2013
	(in millions)
Customer and merchant incentives	$1,433	$1,286
Personnel costs	531	413
Advertising	154	149
Income and other taxes	105	95
Other	216	158
Total accrued expenses	$2,439	$2,101

Personnel costs as of December 31, 2014 include an accrual related to a severance charge of $87 million, recorded in the fourth quarter of 2014, in general and administrative expenses on the consolidated statement of operations.  The Company has restructured its organization to align with its strategic priorities and to best meet the Company’s continued growth. The Company expects to be substantially complete with these restructuring activities by the second quarter of 2015.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 and December 31, 2013, the Company’s provision related to U.S. merchant litigations was $771 million and $886 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. The accrued litigation item at December 31, 2013 includes $68 million related to the timing of MasterCard’s administration of the short-term reduction in default credit interchange from U.S. issuers which expired in April 2014. During 2014, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 18 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 11. Pension, Postretirement and Savings Plans
The Company maintains various pension, postretirement, savings and other postemployment benefit plans that cover substantially all employees worldwide.
U.S. employees hired before July 1, 2007 participate in a non-contributory, qualified, defined benefit pension plan (the “Qualified Plan”) with a cash balance feature. In 2010, the Company amended the Qualified Plan to phase out participant pay credit percentages in the years 2011 and 2012 and eliminate the pay credit effective January 1, 2013. Plan participants continue to earn interest credits. The Company recorded a $2 million partial settlement charge from lump sum distribution activity in the Qualified Plan in each of the years ended December 31, 2014 and 2013. The Company also recognized corresponding effects in accumulated other comprehensive income and deferred taxes.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses a December 31 measurement date for its Pension Plans and its Postretirement Plans (collectively the “Plans”). The following table sets forth the Plans’ funded status, key assumptions and amounts recognized in the Company’s consolidated balance sheet at December 31:

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
	(in millions, except percentages)
Change in benefit obligation
Benefit obligation at beginning of year	$281	$268	$80	$93
Service cost	11	10	4	3
Interest cost	12	10	3	3
Plan participants’ contributions	—	—	1	1
Actuarial (gain) loss	(5)	6	7	(16)
Benefits paid	(18)	(13)	(5)	(4)
Transfers in	10	—	4	—
Benefit obligation at end of year	291	281	94	80

Change in plan assets
Fair value of plan assets at beginning of year	275	267	—	—
Actual return on plan assets	10	11	—	—
Employer contributions	12	10	4	3
Plan participants’ contributions	—	—	1	1
Benefits paid	(18)	(13)	(5)	(4)
Transfers in	4	—	—	—
Fair value of plan assets at end of year	283	275	—	—
Funded status at end of year	$(8)	$(6)	$(94)	$(80)

Amounts recognized on the consolidated balance sheet consist of:
Prepaid expenses, long-term	$3	$—	$—	$—
Accrued expenses	—	(2)	(4)	(4)
Other liabilities, long-term	(11)	(4)	(90)	(76)
	$(8)	$(6)	$(94)	$(80)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$42	$52	$(1)	$(8)

Weighted-average assumptions used to determine end of year benefit obligations
Discount rate	3.40%	4.45%	4.00%	4.75%
Rate of compensation increase
Qualified Plan	*	*	*	*
Non-qualified Plan	5.00%	5.00%	*	*
International pension plans	2.90%	2.80%	*	*
Postretirement Plans	*	*	3.00%	3.00%
* Not applicable
The accumulated benefit obligation of the Pension Plans was $290 million and $280 million at December 31, 2014 and 2013, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The benefit obligations and plan assets of the Pension Plans that had benefit obligations in excess of plan assets were as follows at December 31, 2014 and 2013:

	2014	2013
	(in millions)
Projected benefit obligation	$33	$281
Accumulated benefit obligation	33	280
Fair value of plan assets	22	275
The assumed health care cost trend rates at December 31 for the Postretirement Plans were as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019
Components of net periodic benefit cost recorded in general and administrative expenses were as follows for the Plans for each of the years ended December 31:

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$11	$10	$11	$4	$3	$2
Interest cost	12	10	10	3	3	3
Expected return on plan assets	(11)	(13)	(14)	—	—	—
Settlement loss	2	2	—	—	—	—
Amortization of actuarial loss	4	3	4	—	—	—
Amortization of prior service credit	—	—	(2)	—	—	—
Net periodic benefit cost	$18	$12	$9	$7	$6	$5
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
	(in millions)
Settlement loss	$(2)	$(2)	$—	$—	$—	$—
Current year actuarial (gain) loss	(4)	7	4	6	(15)	6
Amortization of actuarial loss	(4)	(3)	(4)	—	—	—
Amortization of prior service credit	—	—	2	—	—	—
Total recognized in other comprehensive income (loss)	$(10)	$2	$2	$6	$(15)	$6
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$8	$14	$11	$13	$(9)	$11
The estimated amounts that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows:

	Pension Plans	Postretirement Plans
	(in millions)
Actuarial loss	$2	$—

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted-average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Discount rate	3.80%	3.30%	4.25%	4.75%	3.75%	4.25%
Expected return on plan assets	3.30%	3.30%	6.00%	*	*	*
Rate of compensation increase:
Qualified Plan	*	*	5.35%	*	*	*
Non-qualified Plan	5.00%	5.00%	5.00%	*	*	*
International pension plans	2.85%	2.25%	*	*	*	*
Postretirement Plans	*	*	*	3.00%	5.35%	5.35%
* Not applicable
The assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Plans. A one-percentage point change in assumed health care cost trend rates for 2014 would have the following effects:

	1% increase	1% decrease
	(in millions)
Effect on postretirement obligation	$8	$(7)
The effect on total service and interest cost components would be less than $1 million.
The Company’s discount rate assumptions are based on a yield curve derived from high quality corporate bonds, which are matched to the expected cash flows to each of the respective Plans.
For the Qualified Plan, the Company considered the following to determine the assumption for the expected weighted-average return on plan assets: (1) historical return data for both the equity and fixed income markets over the past ten-, twenty- and thirty-year periods; (2) projected returns for both equity and fixed income; and (3) the weighting of assets within our portfolio at December 31, 2014 by class.
Plan assets are managed with a long-term perspective intended to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the Qualified Plan. Plan assets are managed within asset allocation ranges, towards targets of 80% fixed income, 12% large/medium cap U.S. equity, 4% small cap U.S. equity, and 4% non-U.S. equity. Considering the asset allocation along with intent to maintain a majority of Plan assets in fixed income securities, the Company reduced the 2014 expected return on plan assets assumption from 5% to 4% for the Qualified Plan.
The Valuation Hierarchy of the Pension Plans’ assets is determined using a consistent application of the categorization measurements for the Company’s financial instruments. See Note 1 (Summary of Significant Accounting Policies).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth by level, within the Valuation Hierarchy, the Pension Plans’ assets at fair value as of December 31, 2014 and 2013:

	December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market / certificates of deposit	$99	$—	$—	$99
Domestic small cap equity	11	—	—	11
International equity	9	—	—	9
Common and collective funds:
Domestic large cap equity	—	35	—	35
Domestic fixed income	—	107	—	107
Insurance contracts	—	22	—	22
Total	$119	$164	$—	$283

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Mutual funds:
Money market	$115	$—	$—	$115
Domestic small cap equity	10	—	—	10
International equity	9	—	—	9
Common and collective funds:
Domestic large cap equity	—	31	—	31
Domestic fixed income	—	101	—	101
Insurance contracts	—	9	—	9
Total	$134	$141	$—	$275
Pursuant to the requirements of the Pension Protection Act of 2006, the Company did not have a mandatory contribution to the Qualified Plan in 2014, 2013 and 2012. The Company is not required to contribute to the Qualified Plan in 2015 and does not intend to make a contribution in 2015. The international defined benefit pension plans are subject to statutory regulations for funding and the Company estimates it will contribute approximately $10 million to these plans in 2015. The Company does not make any contributions to the Non-qualified Plan or to its Postretirement Plans, other than funding benefit payments.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes expected benefit payments through 2024 for the Pension Plans and the Postretirement Plans, including those payments expected to be paid from the Company’s general assets. Since the majority of the benefit payments for the Pension Plans are made in the form of lump-sum distributions, actual benefit payments may differ from expected benefit payments.

		Postretirement Plans
	Pension Plans	Benefit Payments	Expected Subsidy Receipts	Net Benefit Payments
	(in millions)
2015	$27	$4	$—	$4
2016	21	4	—	4
2017	20	4	—	4
2018	27	4	—	4
2019	19	4	—	4
2020 - 2024	80	24	1	23
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in a defined contribution savings plan (the “Savings Plan”) sponsored by the Company. The Savings Plan allows employees to contribute a portion of their base compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employees’ contributions up to certain limits. In addition, the Company has several defined contribution plans outside of the United States. The Company’s contribution expense related to all of its defined contribution plans was $57 million, $51 million and $41 million for 2014, 2013 and 2012, respectively.
Note 12. Debt
Long-term debt at years ended December 31, 2014 and 2013 was as follows:

	2014	2013
	(in millions)
2.000% Notes due 2019	$500	$—
3.375% Notes due 2024	1,000	—
	1,500	—
Less: Unamortized discount	(6)	—
Long-term debt	$1,494	$—

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
On November 16, 2014, the Company extended its committed unsecured revolving credit facility, dated as of November 16, 2012 (the “Credit Facility”), for an additional year.  The expiration date of the Credit Facility is November 14, 2019.  The available funding under the Credit Facility will remain at $3 billion through November 16, 2017 and then decrease to $2.95 billion during the final two years of the Credit Facility agreement.  Other than immaterial changes to certain representations and warranties, the terms and conditions of the Credit Facility remain unchanged.  The option to request that each lender under the Credit Facility extend its commitment was provided pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

failures by the Company’s customers. In addition, for business continuity planning and related purposes, the Company may borrow and repay amounts under the Credit Facility from time to time. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company’s credit rating. At December 31, 2014, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. MasterCard had no borrowings under the Credit Facility at December 31, 2014 and 2013.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2014 and 2013. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
On August 2, 2012, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
The Company also has $41 million and $35 million in debt outside the United States that is included in other current liabilities on the consolidated balance sheet at December 31, 2014 and 2013.
Note 13. Stockholders’ Equity
Classes of Capital Stock
MasterCard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	—	No shares issued or outstanding at December 31, 2014 and 2013, respectively. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.
Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2014		2013
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	86.6%	89.4%	86.1%	89.5%
Principal or Affiliate Customers (Class B stockholders)	3.2%	—%	3.8%	—%
The MasterCard Foundation (Class A stockholders)	10.2%	10.6%	10.1%	10.5%
Class B Common Stock Conversions
Shares of Class B common stock are convertible on a one-for-one basis into shares of Class A common stock.  Entities eligible to hold MasterCard’s Class B common stock are defined in the Company’s amended and restated certificate of incorporation (generally the Company’s principal or affiliate customers), and they are restricted from retaining ownership of shares of Class A common stock.  Class B stockholders are required to subsequently sell or otherwise transfer any shares of Class A common stock received pursuant to such a conversion.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The MasterCard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, the Foundation became able to resell the donated shares in May 2010 and to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years, which was extended in 2011 to 15 years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO.
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
On February 5, 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the “February 2013 Share Repurchase Program”).  This program became effective at the completion of the Company’s June 2012 Share Repurchase Program, which occurred in March 2013.
On December 10, 2013, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”).  This program became effective at the completion of the Company’s February 2013 Share Repurchase Program, which occurred in January 2014.
On December 2, 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”).

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2014, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	February 2013	June 2012	April 2011	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$2,000	$1,500	$2,000	$12,750
Dollar-value of shares repurchased in 2012	$—	$—	$—	$896	$852	$1,748
Remaining authorization at December 31, 2012	$—	$—	$—	$604	$—	$604
Dollar-value of shares repurchased in 2013	$—	$—	$1,839	$604	$—	$2,443
Remaining authorization at December 31, 2013	$—	$3,500	$161	$—	$—	$3,661
Dollar-value of shares repurchased in 2014	$—	$3,225	$161	$—	$—	$3,386
Remaining authorization at December 31, 2014	$3,750	$275	$—	$—	$—	$4,025

Shares repurchased in 2012	—	—	—	19.5	21.1	40.6
Average price paid per share in 2012	$—	$—	$—	$46.02	$40.35	$43.07
Shares repurchased in 2013	—	—	29.2	11.7	—	40.9
Average price paid per share in 2013	$—	$—	$63.01	$51.72	$—	$59.78
Shares repurchased in 2014	—	42.6	1.9	—	—	44.5
Average price paid per share in 2014	$—	$75.81	$83.22	$—	$—	$76.14
Cumulative shares repurchased through December 31, 2014	—	42.6	31.1	31.1	65.4	170.2
Cumulative average price paid per share	$—	$75.81	$64.26	$48.16	$30.56	$51.25
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans, Net of Tax	Investment Securities Available-for-Sale, Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$93	$(37)	$5	$61
Current period other comprehensive income (loss) [1]	113	8	(4)	117
Balance at December 31, 2013	206	(29)	1	178
Current period other comprehensive income (loss) [1]	(436)	3	(5)	(438)
Balance at December 31, 2014	$(230)	$(26)	$(4)	$(260)
1 During the years ended December 31, 2014 and 2013, $7 million and $6 million, respectively, of deferred costs related to the Company’s defined benefit pension and other postretirement plans were reclassified from accumulated other comprehensive income (loss) to general and administrative expense. In addition, $1 million and $5 million of net gains on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to investment income during the years ended December 31, 2014 and 2013, respectively. Tax amounts related to these items are insignificant.
Note 15. Share-Based Payment and Other Benefits
In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan, which was amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has granted non-qualified stock options (“Options”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the LTIP. The options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The RSUs and PSUs generally vest after three years. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.
Upon termination of employment, a participant’s unvested awards are forfeited. However, when a participant terminates employment due to disability or retirement more than six months after receiving the award, the participant retains all of their awards without providing additional service to the Company. Retirement eligibility is dependent upon age and years of service. Compensation expense is recognized over the shorter of the vesting periods stated in the LTIP or the date the individual becomes eligible to retire but not less than six months.
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
Stock Options
The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2014	2013	2012
Risk-free rate of return	1.5%	0.8%	1.2%
Expected term (in years)	5.00	5.00	6.25
Expected volatility	19.1%	27.1%	35.2%
Expected dividend yield	0.6%	0.5%	0.3%
Weighted-average fair value per option granted	$14.29	$12.33	$14.85
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. In 2014 and 2013, the expected term and the expected volatility were based on historical MasterCard information. In 2012, the Company utilized the simplified method for calculating the expected term of the option based on the vesting terms and the contractual life of the option. The expected volatility in 2012 was based on the average of the implied volatility of MasterCard and a blend of the historical volatility of MasterCard and the historical volatility of a group of comparable companies. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2014:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	6,960	$33
Granted	1,685	$78
Exercised	(1,127)	$25
Forfeited/expired	(43)	$56
Outstanding at December 31, 2014	7,475	$44	6.9	$318
Exercisable at December 31, 2014	3,435	$26	5.4	$205
Options vested and expected to vest at December 31, 2014	7,354	$43	6.9	$315
As of December 31, 2014, there was $26 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted-average period of 2.4 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units
The following table summarizes the Company’s RSU activity for the year ended December 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	5,330	$38
Granted	1,353	$76
Converted	(2,240)	$25
Forfeited/expired	(211)	$52
Outstanding at December 31, 2014	4,232	$56	1.2	$364
RSUs vested and expected to vest at December 31, 2014	4,077	$55	1.2	$351

The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2014, there was $92 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units
The following table summarizes the Company’s PSU activity for the year ended December 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value		Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in millions)
Outstanding at January 1, 2014	787	$37	[1]
Granted	133	$78
Performance	19	$86
Converted	(358)	$82
Forfeited/expired	—	$—
Outstanding at December 31, 2014	581	$74		0.9	$50
PSUs vested and expected to vest at December 31, 2014	568	$74		0.9	$49
1 For PSUs issued in 2012, the grant date was not established as of January 1, 2014 and thus issue-date fair value was used.
Since 2013, PSUs containing performance and market conditions have been issued.  Performance measures used to determine the actual number of shares that vest after three years include net revenue growth, EPS growth, and relative total shareholder return (“TSR”).  Relative TSR is considered a market condition, while net revenue and EPS growth are considered performance conditions.  The Monte Carlo simulation valuation model is used to determine the grant-date fair value.
The PSUs issued in 2012 contain performance conditions based on the Company’s performance against an annually predetermined return on equity goal, with an average return on equity per year over the three-year period commencing on January 1 of the grant year. The initial fair value of each PSU is the closing price on the New York Stock Exchange of the Company’s Class A common stock on the date of issuance. Given that the performance conditions are subjective and not fixed on the date of issuance, these PSUs will be remeasured at the end of each reporting period, at fair value, until the time the performance conditions are fixed and the ultimate number of shares to be issued is determined. The grant-date fair value for each PSU issued in 2012 is $83.
Compensation expenses for PSUs are recognized over the requisite service period if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2014, there was $8 million of

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Additional Information
On July 18, 2006, the Company’s stockholders approved the MasterCard Incorporated 2006 Non-Employee Director Equity Compensation Plan, which was amended and restated as of June 5, 2012 (the “Director Plan”). The Director Plan provides for awards of Deferred Stock Units (“DSUs”) to each director of the Company who is not a current employee of the Company.
The following table includes additional share-based payment information for each of the years ended December 31:

	2014	2013	2012
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$111	$121	$88
Income tax benefit recognized for equity awards	37	42	30
Income tax benefit related to options exercised	20	16	27

Options:
Total intrinsic value of options exercised	60	48	77
RSUs:
Weighted-average grant-date fair value of awards granted	76	52	42
Total intrinsic value of RSUs converted into shares of Class A common stock	173	78	91
PSUs:
Weighted-average grant-date fair value of awards granted	78	56	83
Total intrinsic value of PSUs converted into shares of Class A common stock	28	29	27
DSUs:
General and administrative expense	2	2	1
Total intrinsic value of DSUs converted into shares of Class A common stock	3	2	2

Note 16. Commitments
At December 31, 2014, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2015	$360	$4	$30	$326
2016	157	4	29	124
2017	74	2	24	48
2018	39	—	19	20
2019	32	—	16	16
Thereafter	59	—	53	6
Total	$721	$10	$171	$540
Included in the table above are capital leases with a net present value of minimum lease payments of $11 million. In addition, at December 31, 2014, $62 million of the future minimum payments in the table above for sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space was $48 million, $38 million and $36 million for the years ended December 31, 2014, 2013 and 2012, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $17 million, $14 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17. Income Taxes
The total income tax provision for the years ended December 31 is comprised of the following components:

	2014	2013	2012
		(in millions)
Current
Federal	$977	$1,010	$524
State and local	47	33	24
Foreign	528	456	390
	1,552	1,499	938
Deferred
Federal	(81)	(100)	248
State and local	(3)	(4)	7
Foreign	(6)	(11)	(19)
	(90)	(115)	236
Income tax expense	$1,462	$1,384	$1,174
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2014	2013	2012
		(in millions)
United States	$3,378	$2,741	$2,508
Foreign	1,701	1,759	1,425
Income before income taxes	$5,079	$4,500	$3,933
MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $3.3 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2014 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, it is not practicable to determine the amount of the tax and credits.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$5,079		$4,500		$3,933

Federal statutory tax	1,778	35.0%	1,575	35.0%	1,376	35.0%
State tax effect, net of federal benefit	29	0.6%	19	0.4%	23	0.6%
Foreign tax effect	(108)	(2.1)%	(208)	(4.6)%	(175)	(4.4)%
Foreign repatriation	(177)	(3.5)%	(14)	(0.3)%	(27)	(0.7)%
Other, net	(60)	(1.2)%	12	0.3%	(23)	(0.6)%
Income tax expense	$1,462	28.8%	$1,384	30.8%	$1,174	29.9%
Effective Income Tax Rate
The effective income tax rates for the years ended December 31, 2014, 2013 and 2012 were 28.8%, 30.8% and 29.9%, respectively. The effective tax rate for 2014 was lower than the effective tax rate for 2013 primarily due to the recognition of a larger repatriation benefit and an increase in the Company’s domestic production activity deduction in the U.S. related to the Company’s authorization revenue, partially offset by an unfavorable mix of taxable earnings in 2014. The effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to the recognition of a discrete benefit relating to additional export incentives in 2012 and a lower benefit related to foreign repatriations in 2013, which was partially offset by a more favorable mix of taxable earnings in 2013.
During the fourth quarter of 2014, the Company implemented an initiative to better align its legal entity and tax structure with its operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. Management believes this improved alignment will result

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective income tax rate. The Company recorded a deferred charge related to the income tax expense on intercompany profits that resulted from the transfer. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on our consolidated balance sheet at December 31, 2014 in the amounts of $18 million and $407 million, respectively.
In 2010, in connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2014, 2013 and 2012, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $38 million, or $0.03 per diluted share, $76 million, or $0.06 per diluted share, and $64 million, or $0.05 per diluted share, respectively.
Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
	(in millions)
Deferred Tax Assets
Accrued liabilities	$177	$124
Compensation and benefits	262	201
State taxes and other credits	65	99
Net operating losses	56	39
Other items	38	46
Less: Valuation allowance	(41)	(28)
Total Deferred Tax Assets	557	481

Deferred Tax Liabilities
Prepaid expenses and other accruals	58	50
Intangible assets	92	97
Property, plant and equipment	115	116
Other items	18	37
Total Deferred Tax Liabilities	283	300

Net Deferred Tax Assets [1]	$274	$181
1 $7 million and $5 million of current deferred tax liabilities have been included in other current liabilities on the balance sheet at December 31, 2014 and 2013, respectively.
The 2014 and 2013 valuation allowances relate primarily to the Company’s ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2014	2013	2012
		(in millions)
Beginning balance	$320	$257	$214
Additions:
Current year tax positions	61	80	58
Prior year tax positions	19	12	15
Reductions:
Prior year tax positions	(6)	(8)	(21)
Settlements with tax authorities	—	(2)	(2)
Expired statute of limitations	(30)	(19)	(7)
Ending balance	$364	$320	$257
The entire unrecognized tax benefits of $364 million, if recognized, would reduce the effective tax rate. The Company is subject to tax in the United States, Belgium, Singapore and various other foreign jurisdictions, as well as state and local jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation.  Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur.  While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2006.
It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. For the years ended December 31, 2014, 2013 and 2012, the Company recorded tax-related interest income of $4 million, $4 million and $1 million, respectively, in its consolidated statement of operations. At December 31, 2014 and 2013, the Company had a net income tax-related interest payable of $15 million and $17 million, respectively, in its consolidated balance sheet. At December 31, 2014 and 2013, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not significant.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. At December 31, 2014 and December 31, 2013, MasterCard had $540 million and $723 million, respectively, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  During 2014, MasterCard executed settlement agreements with a number of opt-out

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

merchants and no adjustment to the amount previously recorded was deemed necessary. As of December 31, 2014, MasterCard had accrued a liability of $771 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
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
European Union. In December 2007, the European Commission announced a decision concluding that MasterCard’s default cross-border interchange fees for MasterCard and Maestro branded consumer payment card transactions in the European Economic Area (“EEA”) violated European Union competition law. MasterCard appealed that decision. In March 2009, MasterCard agreed to establish new default cross-border consumer card interchange fees such that the weighted average interchange fee does not exceed 30 basis points for credit card transactions and 20 basis points for debit card transactions. MasterCard continued to act consistently with the terms of the agreement. In September 2014, the European Union Court of Justice rejected MasterCard’s appeal and upheld the European Commission’s decision.
The European Commission decision increases the possibility of an adverse outcome for the Company in related and pending matters (such as the interchange proceedings in Hungary, Italy and Poland referenced below). In addition, the European Commission’s decision could lead, and in the case of the United Kingdom and Belgium (as described below) has led, to the filing of private actions against MasterCard Europe by merchants and/or consumers that could result in MasterCard owing substantial damages.
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
Additional Litigations in Europe. In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 20 different retailers have filed claims or notice of claims.  An additional 13 potential claimant retailers have agreed to delay filing their claims in exchange for MasterCard agreeing to suspend the running of the time limitations on their damages claims.  Although the claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  MasterCard has submitted statements of defense to the retailers’ claims disputing liability and damages.  Courts in two of the actions will address preliminary issues before addressing issues concerning any liability and damages.  The court in one of the other actions has scheduled a trial for January 2016. Similarly, in Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Interchange Proceedings. In February 2007, the Office for Fair Trading of the United Kingdom (the “OFT”) commenced an investigation of MasterCard’s current U.K. default credit card interchange fees and so-called “immediate debit” cards to determine whether such fees contravene U.K. and European Union competition law. The OFT informed MasterCard that it did not intend to issue a Statement of Objections or otherwise commence formal proceedings prior to the completion of the appeal to the ECJ of the December 2007 cross-border interchange fee decision. In November 2014, the Competition and Markets Authority (the successor to the OFT) announced that it had decided not to progress its investigation of MasterCard’s domestic interchange fees in light of the European Commission’s proposed interchange fee regulation.
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
Private Litigations Related to 1998 Department of Justice Antitrust Litigation
In April 2005, a complaint was filed in California state court on behalf of a putative class of consumers under California unfair competition law (Section 17200) and the Cartwright Act (the “Attridge action”). The claims in this action seek to leverage a 1998 action by the U.S. Department of Justice against MasterCard International, Visa U.S.A., Inc. and Visa International Corp. In that action, a federal district court concluded that both MasterCard’s Competitive Programs Policy and a Visa bylaw provision that prohibited financial institutions participating in the respective associations from issuing competing proprietary payment cards (such as American Express or Discover) constituted unlawful restraints of trade under the federal antitrust laws. The state court in the Attridge action granted the defendants’ motion to dismiss the plaintiffs’ state antitrust claims but denied the defendants’ motion to dismiss the plaintiffs’ Section 17200 unfair competition claims. In September 2009, MasterCard executed a settlement agreement that received final approval by the court in the California consumer actions in August 2010 (see “Consumer Litigations Related to 2003 U.S. Merchant Settlement”). The agreement includes a release that the parties believe encompasses the claims asserted in the Attridge action. In January 2012, the Appellate Court reversed the trial court’s settlement approval and remanded the matter to the trial court for further proceedings. In April 2013, the trial court granted final approval of a revised settlement agreement, to which the plaintiff from the Attridge action and three other objectors appealed. In October 2014, the appeals court affirmed the trial court’s approval order and the California Supreme Court subsequently denied the objectors’ request to appeal that ruling.
Consumer Litigations Related to 2003 U.S. Merchant Settlement
Individual or multiple complaints have been brought in 19 states and the District of Columbia alleging state unfair competition, consumer protection and common law claims against MasterCard International (and Visa) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in several class action suits brought by a number of U.S. merchants against MasterCard International and Visa U.S.A., Inc., which were settled in 2003, and assert that merchants, faced with excessive interchange fees, have passed these overhead charges to consumers in the form of higher prices on goods and services sold. MasterCard has successfully resolved the cases in all of the jurisdictions except California, where there continue to be outstanding cases. As discussed above under “Private Litigations Related to 1998 Department of Justice Antitrust Litigation,” in September 2009, the parties to the California state court actions executed a settlement agreement that received final approval from the California state trial court in August 2010, subsequent to which MasterCard made a required payment of $6 million. As noted above in more detail, the plaintiff from the Attridge action and three other objectors filed appeals of the trial court’s final approval in April 2013 of a revised settlement. In October 2014, the appeals court affirmed the trial court’s approval order and the California Supreme Court subsequently denied the objectors’ request to appeal that ruling.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Note 19. Settlement and Other Risk Management
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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Gross settlement exposure	$41,729	$40,657
Collateral held for settlement exposure	(3,415)	(3,167)
Net uncollateralized settlement exposure	$38,314	$37,490
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management policies and procedures are revised and enhanced from time to time. Historically, the Company has experienced a low level of losses from financial institution failures.
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $465 million and $503 million at December 31, 2014 and 2013, respectively, of which $370 million and $403 million at December 31, 2014 and 2013, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 20. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than the functional currency of the entity. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting guidance for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period on its consolidated balance sheet and consolidated statement of operations.
As of December 31, 2014, all forward contracts to purchase and sell foreign currency had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2014		December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$47	$4	$23	$(1)
Commitments to sell foreign currency	614	27	1,722	1
Balance sheet location:
Accounts receivable *		$35		$13
Other current liabilities *		(4)		(13)
* The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Foreign currency derivative contracts
General and administrative	$(78)	$48	$22
Net revenue	—	4	(6)
Total	$(78)	$52	$16
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of December 31, 2014 and 2013 as there were no derivative contracts accounted for under hedge accounting.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $74 million on the Company’s foreign currency derivative contracts outstanding at December 31, 2014 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Note 21. Segment Reporting
MasterCard has concluded it has one operating and reportable segment, “Payment Solutions.” MasterCard’s President and Chief Executive Officer has been identified as the chief operating decision-maker. All of the Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based upon analysis of MasterCard at the consolidated level.
Revenue by geographic market is based on the location of the Company’s customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 39% of net revenue in 2014, 2013 and 2012. No individual country, other than the U.S., generated more than 10% of total revenue in those periods.
MasterCard did not have any one customer that generated greater than 10% of net revenue in 2014, 2013 or 2012. The following table reflects the geographical location of the Company’s property, plant and equipment, net, as of December 31:

	2014	2013	2012
	(in millions)
United States	$450	$410	$394
Other countries	165	116	78
Total	$615	$526	$472

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA (Unaudited)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31	2014 Total
	(in millions, except per share data)
Net revenue	$2,177	$2,377	$2,503	$2,416	$9,473
Operating income	1,285	1,383	1,420	1,018	5,106
Net income	870	931	1,015	801	3,617
Basic earnings per share	$0.73	$0.80	$0.88	$0.70	$3.11
Basic weighted-average shares outstanding	1,185	1,165	1,157	1,153	1,165
Diluted earnings per share	$0.73	$0.80	$0.87	$0.69	$3.10
Diluted weighted-average shares outstanding	1,189	1,169	1,160	1,157	1,169

	2013 Quarter Ended
	March 31	June 30	September 30	December 31	2013 Total
	(in millions, except per share data)
Net revenue	$1,906	$2,096	$2,218	$2,126	$8,346
Operating income	1,107	1,228	1,248	920	4,503
Net income	766	848	879	623	3,116
Basic earnings per share	$0.62	$0.70	$0.73	$0.52	$2.57
Basic weighted-average shares outstanding	1,226	1,214	1,205	1,201	1,211
Diluted earnings per share	$0.62	$0.70	$0.73	$0.52	$2.56
Diluted weighted-average shares outstanding	1,230	1,217	1,209	1,205	1,215
* Tables may not sum due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2014. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2015 (the “Proxy Statement”).
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

MASTERCARD INCORPORATED
(Registrant)

Date:	February 13, 2015	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 13, 2015	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 13, 2015	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	February 13, 2015	By:	/s/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

Date:	February 13, 2015	By:	/s/ SILVIO BARZI
Silvio Barzi
Director

Date:	February 13, 2015	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 13, 2015	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 13, 2015	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 13, 2015	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 13, 2015	By:	/s/ MERIT E. JANOW
Merit E. Janow
Director

Date:	February 13, 2015	By:	/s/ NANCY J. KARCH
Nancy J. Karch
Director

Date:	February 13, 2015	By:	/s/ MARC OLIVIÉ
Marc Olivié
Director

Date:	February 13, 2015	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 13, 2015	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 13, 2015	By:	/s/ JACKSON P. TAI
Jackson P. Tai
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.3
Form of Global Note representing the Company’s 2.000% Notes due 2019 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

4.4
Form of Global Note representing the Company’s 3.375% Notes due 2024 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32877)).

10.1
$3,000,000,000 Credit Agreement, dated as of November 16, 2012, among MasterCard Incorporated, the several lenders from time to time parties thereto, Citibank, N.A., as managing administrative agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2012 (File No. 001-32877)).

10.1.1*
First Amendment to $3,000,000,000 Credit Agreement, dated as of November 14, 2014, among MasterCard Incorporated, the several lenders from time to time parties thereto, Citibank, N.A., as managing administrative agent, and JPMorgan Chase Bank, N.A. as administrative agent.

10.2+
Employment Agreement between MasterCard International Incorporated and Ajay Banga, dated as of July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2010 (File No. 001-32877)).

10.3+
Employment Agreement between Chris A. McWilton and MasterCard International, amended and restated as of December 24, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 14, 2013 (File No. 001-32877)).

10.4+
Employment Agreement between Martina Hund-Mejean and MasterCard International, amended and restated as of December 24, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 14, 2013 (File No. 001-32877)).

10.5+	Description of Employment Arrangement with Gary Flood (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 18, 2010 (File No. 001-32877)).

10.6+
Offer Letter between Ann Cairns and MasterCard International Incorporated, dated June 15, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.6.1+
Contract of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011 (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.6.2+
Deed of Employment between MasterCard UK Management Services Limited and Ann Cairns, dated July 6, 2011 (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

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

10.11+
MasterCard Incorporated 2006 Long Term Incentive Plan, amended and restated effective June 5, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.12+
Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2014 (File No. 001-32877)).

10.13+
Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2014 (File No. 001-32877)).

10.14+
Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2014) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 1, 2014 (File No. 001-32877)).

10.15+
Form of MasterCard Incorporated Long-Term Incentive Plan Non-Competition and Non-Solicitation Agreement for named executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 16, 2012 (File No. 001-32877)).

10.16+
Amended and Restated MasterCard International Incorporated Executive Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.17+
Amended and Restated MasterCard International Incorporated Change in Control Severance Plan, amended and restated as of June 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.18+
Schedule of Non-Employee Directors’ Annual Compensation effective as of June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2013 (File No. 001-32877)).

10.19+
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.20+
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 3, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2014 (File No. 001-32877)).

10.21+
Form of Deferred Stock Unit Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 3, 2014) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2014 (File No. 001-32877)).

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

10.32
Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A. Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.33 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A filed on November 23, 2011).

10.32.1
Amendment to Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of August 25, 2014, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014 (File No. 001-32877)).

10.33**
MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A filed on November 23, 2011).

10.33.1
Amendment to MasterCard Settlement and Judgment Sharing Agreement, dated as of August 26, 2014, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014 (File No. 001-32877)).

10.34
Memorandum of Understanding, dated July 13, 2012, by and among Counsel for MasterCard Incorporated and MasterCard International Incorporated; Counsel for Visa, Inc., Visa U.S.A. Inc. and Visa International Service Association; Co-Lead Counsel for Class Plaintiffs; and Attorneys for the Defendant Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2012 (File No. 001-32877)).

10.35
Class Settlement Agreement, dated October 19, 2012, by and among MasterCard Incorporated and MasterCard International Incorporated; Visa, Inc., Visa U.S.A. Inc. and Visa International Service Association; the Class Plaintiffs defined therein; and the Customer Banks defined therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2012 (File No. 001-32877)).

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