Form 10-Q
period 2015-03-31
MASTERCARD INC
filed 2015-04-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 22, 2015, there were 1,116,113,409 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 24,123,365 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf. We believe there are certain risk factors that are important to our business, and these could cause actual results to differ from our expectations. Such risk factors include:

•	payments system-related regulation, legislation and litigation (including interchange fees and surcharging);

•	regulation related to our participation in the payments industry;

•	existing regulation leading to new regulation in other jurisdictions or of other products;

•	preferential or protective government actions;

•	potential or incurred liability and limitations on business resulting from litigation;

•	potential changes in tax laws;

•	competition in the global payments industry;

•	banking industry consolidation;

•	loss of substantial business from significant customers;

•	impact of our relationships with merchants, issuers, acquirers and governments;

•	competitor relationships with our customers;

•	brand perception and reputation;

•	the overall business environment, including global economic and political events and conditions;

•	declines in cross-border activity;

•	exposure to loss or illiquidity due to guarantees of settlement and certain other third-party obligations;

•	impact of information security failures, disruptions to our transaction processing systems, account data breaches and increases in fraudulent activity;

•	the challenges resulting from rapid technological developments in the payments industry;

•	the effect of adverse currency fluctuation;

•	issues related to acquisition integration and entry into new businesses; and

•	issues related to our Class A common stock and corporate governance structure.
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$4,207	$5,137
Restricted cash for litigation settlement	540	540
Investment securities available-for-sale, at fair value	1,589	1,168
Accounts receivable	1,072	1,109
Settlement due from customers	1,070	1,052
Restricted security deposits held for customers	953	950
Prepaid expenses and other current assets	644	741
Deferred income taxes	273	300
Total Current Assets	10,348	10,997
Property, plant and equipment, net of accumulated depreciation of $451 and $437, respectively	602	615
Deferred income taxes	76	96
Goodwill	1,469	1,522
Other intangible assets, net of accumulated amortization of $703 and $663, respectively	648	714
Other assets	1,490	1,385
Total Assets	$14,633	$15,329
LIABILITIES AND EQUITY
Accounts payable	$406	$419
Settlement due to customers	1,201	1,142
Restricted security deposits held for customers	953	950
Accrued litigation	731	771
Accrued expenses	2,169	2,439
Other current liabilities	477	501
Total Current Liabilities	5,937	6,222
Long-term debt	1,495	1,494
Deferred income taxes	102	115
Other liabilities	765	674
Total Liabilities	8,299	8,505
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,366,722,923 and 1,352,378,383 shares issued and 1,118,832,686 and 1,115,369,640 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 24,123,365 and 37,192,165 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,883	3,876
Class A treasury stock, at cost, 247,890,237 and 237,008,743 shares, respectively	(10,949)	(9,995)
Retained earnings	14,006	13,169
Accumulated other comprehensive income (loss)	(639)	(260)
Total Stockholders’ Equity	6,301	6,790
Non-controlling interests	33	34
Total Equity	6,334	6,824
Total Liabilities and Equity	$14,633	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Net Revenue	$2,230	$2,172
Operating Expenses
General and administrative	650	665
Advertising and marketing	142	149
Depreciation and amortization	87	73
Total operating expenses	879	887
Operating income	1,351	1,285
Other Income (Expense)
Investment income	9	7
Interest expense	(17)	(6)
Other income (expense), net	(3)	(5)
Total other income (expense)	(11)	(4)
Income before income taxes	1,340	1,281
Income tax expense	320	411
Net Income	$1,020	$870

Basic Earnings per Share	$0.89	$0.73
Basic Weighted-Average Shares Outstanding	1,148	1,185
Diluted Earnings per Share	$0.89	$0.73
Diluted Weighted-Average Shares Outstanding	1,152	1,189

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Income	$1,020	$870
Other comprehensive income (loss):
Foreign currency translation adjustments	(375)	(1)

Defined benefit pension and other postretirement plans	1	1
Income tax effect	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	1	1

Investment securities available-for-sale	(5)	2
Income tax effect	—	—
Investment securities available-for-sale, net of income tax effect	(5)	2

Other comprehensive income (loss), net of tax	(379)	2
Comprehensive Income	$641	$872

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2014	$6,824	$13,169	$(260)	$—	$—	$3,876	$(9,995)	$34
Net income	1,020	1,020	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	(379)	—	(379)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.16 per share	(183)	(183)	—	—	—	—	—	—
Purchases of treasury stock	(958)	—	—	—	—	—	(958)	—
Share-based payments	11	—	—	—	—	7	4	—
Balance at March 31, 2015	$6,334	$14,006	$(639)	$—	$—	$3,883	$(10,949)	$33

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities
Net income	$1,020	$870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	184	164
Depreciation and amortization	87	73
Share-based payments	(53)	(74)
Deferred income taxes	37	(67)
Other	(37)	2
Changes in operating assets and liabilities:
Accounts receivable	(30)	(15)
Income taxes receivable	(63)	—
Settlement due from customers	(108)	(129)
Prepaid expenses	(57)	(180)
Accrued litigation and legal settlements	(40)	(27)
Accounts payable	1	(46)
Settlement due to customers	158	(55)
Accrued expenses	(214)	29
Net change in other assets and liabilities	26	23
Net cash provided by operating activities	911	568
Investing Activities
Purchases of investment securities available-for-sale	(1,123)	(619)
Acquisition of businesses, net of cash acquired	(12)	(146)
Purchases of property, plant and equipment	(31)	(25)
Capitalized software	(26)	(24)
Proceeds from sales of investment securities available-for-sale	516	341
Proceeds from maturities of investment securities available-for-sale	166	425
Decrease in restricted cash for litigation settlement	—	183
Other investing activities	(9)	(5)
Net cash (used in) provided by investing activities	(519)	130
Financing Activities
Purchases of treasury stock	(947)	(1,669)
Proceeds from debt	—	1,487
Dividends paid	(184)	(131)
Tax benefit for share-based payments	27	38
Cash proceeds from exercise of stock options	10	8
Other financing activities	(6)	(12)
Net cash used in financing activities	(1,100)	(279)
Effect of exchange rate changes on cash and cash equivalents	(222)	1
Net (decrease) increase in cash and cash equivalents	(930)	420
Cash and cash equivalents - beginning of period	5,137	3,599
Cash and cash equivalents - end of period	$4,207	$4,019

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$13	$246
Fair value of liabilities assumed related to acquisitions	$—	$42

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
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. As of March 31, 2015 and December 31, 2014, there were no VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2015 presentation. In addition, for the three months ended March 31, 2014, contra revenue and general and administrative expenses were revised to correctly classify $5 million of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of December 31, 2014. The consolidated financial statements for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2015 and 2014 activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the potential effects of this guidance.
Consolidation - In February 2015, the FASB issued accounting guidance that amends current consolidation guidance. The amendments affect both the VIE and voting interest entity consolidation models and may change previous consolidation conclusions. The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the potential effects of this guidance.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenue Recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the potential effects of this guidance.
Note 2. Acquisitions
In the three months ended March 31, 2015, the Company acquired one business for $13 million in cash. The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill.
The Company acquired eight businesses in 2014, two of which were acquired in the three months ended March 31, 2014. In 2014, two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $575 million, primarily paid in cash, of which $224 million was related to the acquisitions in the three months ended March 31, 2014. Through March 31, 2015, the Company recorded $537 million as goodwill for businesses acquired in 2014 representing the final and preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired. A portion of the goodwill is expected to be deductible for local tax purposes.
The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Numerator:
Net income	$1,020	$870
Denominator:
Basic weighted-average shares outstanding	1,148	1,185
Dilutive stock options and stock units	4	4
Diluted weighted-average shares outstanding [1]	1,152	1,189
Earnings per Share:
Basic	$0.89	$0.73
Diluted	$0.89	$0.73

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Except for the reclassification of U.S. government securities from Level 2 to Level 1, there were no transfers made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2015.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2015
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$120	$—	$120
U.S. government and agency securities [2]	101	114	—	215
Corporate securities	—	1,031	—	1,031
Asset-backed securities	—	168	—	168
Other	7	99	—	106
Total	$108	$1,532	$—	$1,640

	December 31, 2014
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$135	$—	$135
U.S. government and agency securities [2]	85	114	—	199
Corporate securities	—	618	—	618
Asset-backed securities	—	178	—	178
Other	13	56	—	69
Total	$98	$1,101	$—	$1,199
1 During 2015, U.S. government securities were reclassified from Level 2 to Level 1 due to a reassessment of the availability of quoted prices. Prior period amounts have been revised to conform to the 2015 presentation.
2 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $540 million at March 31, 2015 and December 31, 2014, which would be included in Level 1 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 11 (Legal and Regulatory Proceedings) for further details.
The fair value of the Company’s available-for-sale municipal securities, U.S. government agency securities, corporate securities, asset-backed securities and other fixed income securities included in the Other category are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company’s foreign currency derivative contracts have also been classified within Level 2 in the Other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 13 (Foreign Exchange Risk Management) for further details. The Company’s U.S. government securities and marketable equity securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets.
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
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

March 31, 2015, the carrying value and fair value of long-term debt was $1.5 billion and $1.6 billion, respectively. At December 31, 2014, the carrying value and fair value of long-term debt was $1.5 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2015 and December 31, 2014, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$120	$—	$—	$120
U.S. government and agency securities	215	—	—	215
Corporate securities	1,031	1	(1)	1,031
Asset-backed securities	168	—	—	168
Other	64	1	(10)	55
Total	$1,598	$2	$(11)	$1,589

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$135	$—	$—	$135
U.S. government and agency securities	199	—	—	199
Corporate securities	619	—	(1)	618
Asset-backed securities	178	—	—	178
Other	41	1	(4)	38
Total	$1,172	$1	$(5)	$1,168
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2015 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$591	$591
Due after 1 year through 5 years	970	970
Due after 5 years through 10 years	6	6
Due after 10 years	15	15
No contractual maturity [1]	16	7
Total	$1,598	$1,589
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Gross realized gains and losses
Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2015 and 2014 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$328	$260
Prepaid income taxes	44	237
Other	272	244
Total prepaid expenses and other current assets	$644	$741
Other assets consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$641	$556
Nonmarketable equity investments	242	245
Prepaid income taxes	362	407
Income taxes receivable	153	89
Other	92	88
Total other assets	$1,490	$1,385
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.
Prepaid income taxes primarily consists of taxes paid in the fourth quarter of 2014 relating to the deferred charge resulting from the reorganization of our legal entity and tax structure to better align with our business footprint of our non-U.S. operations.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$1,497	$1,433
Personnel costs	271	531
Advertising	77	154
Income and other taxes	137	105
Other	187	216
Total accrued expenses	$2,169	$2,439
In the fourth quarter of 2014, a severance charge of $87 million was recorded in general and administrative expenses. The Company restructured its organization to align with its strategic priorities and to best meet the Company’s continued growth. The Company expects to be substantially complete with these restructuring activities by the second quarter of 2015. As of March 31, 2015 and December 31, 2014 personnel costs included an accrual of $68 million and $84 million, respectively, related to this severance charge. The decrease in the balance was primarily due to payments and foreign currency translation.
As of March 31, 2015 and December 31, 2014, the Company’s provision related to U.S. merchant litigations was $731 million and $771 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. During the first quarter of 2015, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Stockholders’ Equity
In February 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the “February 2013 Share Repurchase Program”).  The program became effective in March 2013 at the completion of the Company’s previously announced $1.5 billion Class A share repurchase program.
In December 2013, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”). This program became effective at the completion of the Company’s February 2013 Share Repurchase Program, which occurred in January 2014.
In December 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”). This program became effective at the completion of the Company’s December 2013 Share Repurchase Program, which occurred in January 2015.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	February 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$2,000	$9,250
Dollar value of shares repurchased during the three months ended March 31, 2014	$—	$1,508	$161	$1,669
Remaining authorization at December 31, 2014	$3,750	$275	$—	$4,025
Dollar value of shares repurchased during the three months ended March 31, 2015	$672	$275	$—	$947
Remaining authorization at March 31, 2015	$3,078	$—	$—	$3,078
Shares repurchased during the three months ended March 31, 2014	—	19.4	1.9	21.3
Average price paid per share during the three months ended March 31, 2014	$—	$77.70	$83.22	$78.20
Shares repurchased during the three months ended March 31, 2015	7.8	3.2	—	11.0
Average price paid per share during the three months ended March 31, 2015	$87.17	$84.31	$—	$86.32
Cumulative shares repurchased through March 31, 2015	7.8	45.8	31.1	84.7
Cumulative average price paid per share	$87.17	$76.42	$64.26	$72.93
Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1]	(1)	1	2	2
Balance at March 31, 2014	$205	$(28)	$3	$180

Balance at December 31, 2014	$(230)	$(26)	$(4)	$(260)
Current period other comprehensive income (loss) [1,2]	(375)	1	(5)	(379)
Balance at March 31, 2015	$(605)	$(25)	$(9)	$(639)

1 During the three months ended March 31, 2015 and 2014, insignificant deferred costs related to the Company’s defined benefit pension and other postretirement plans and insignificant gains and losses on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to general and administrative expenses and investment income, respectively.
2 During the three months ended March 31, 2015, the increase in other comprehensive loss related to foreign currency translation adjustments was driven by the devaluation of the Euro.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9. Share-Based Payments
During the three months ended March 31, 2015, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2015	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,618	$17
Restricted stock units	1,166	$88
Performance stock units	130	$99
Stock options generally vest in four equal annual installments beginning one year after the date of grant, and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options and calculated the expected term and the expected volatility based on historical MasterCard information. As a result, the expected term of stock options granted in the first quarter 2015 was five years, while the expected volatility was determined to be 20.6%.
Vesting of the shares underlying the restricted stock units and performance stock units will generally occur three years after the date of grant. The fair value of restricted stock units is determined and fixed on the grant date based on the Company’s Class A common stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of performance stock units granted.
Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 10. Income Taxes
The effective income tax rates were 23.9% and 32.0% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, a larger repatriation benefit and a more favorable mix of taxable earnings.
During the fourth quarter of 2014, in connection with an initiative to better align its legal entity and tax structure with its operational footprint outside the U.S., the Company recorded a deferred charge related to the income tax expense on intercompany profits. The deferred charge resulted from the transfer of intellectual property from Belgium to a related foreign entity in the United Kingdom. Management believes this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective tax rate. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on the Company’s consolidated balance sheet at March 31, 2015 in the amounts of $15 million and $362 million, respectively. The comparable amounts included in other current assets and other assets were $18 million and $407 million, respectively, at December 31, 2014, with the difference driven by changes in foreign exchange rates and current period amortization.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Legal and Regulatory Proceedings
MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.  Some of these proceedings are based on complex claims involving substantial uncertainties and unascertainable damages.  Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, MasterCard has not established reserves for any of these proceedings.  When the Company determines that a loss is both probable and estimable, MasterCard records a liability and discloses the amount of the liability if it is material. When a material loss contingency is only reasonably possible, MasterCard does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Unless otherwise stated below with respect to these matters, MasterCard cannot provide an estimate of the possible loss or range of loss based on one or more of the following reasons: (1) actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, (2) the matters are in early stages, (3) there is uncertainty as to the outcome of pending appeals or motions, (4) there are significant factual issues to be resolved, (5) the existence in many such proceedings of multiple defendants or potential defendants whose share of any potential financial responsibility has yet to be determined, and/or (6) there are novel legal issues presented. Furthermore, except as identified with respect to the matters below, MasterCard does not believe that the outcome of any individual existing legal or regulatory proceeding to which it is a party will have a material adverse effect on its results of operations, financial condition or overall business.  However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed below could result in fines or payments by MasterCard and/or could require MasterCard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in significant damage awards. Any of these events could have a material adverse effect on MasterCard’s results of operations, financial condition and overall business.
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
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. As of March 31, 2015 and December 31, 2014, MasterCard had $540 million, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  MasterCard has executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. As of March 31, 2015, MasterCard had accrued a liability of $731 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Europe. In April 2013, the European Commission announced that it has opened proceedings to investigate: (1) MasterCard’s interregional interchange fees that apply when a card issued outside the EEA is used at a merchant location in the EEA, (2) central acquiring rules, which apply when a merchant uses the services of an acquirer established in another country and (3) other business rules and practices (including the “honor all cards” rule).
In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 20 different retailers have filed claims or notice of claims.  An additional 13 potential claimant retailers have agreed to delay filing their claims in exchange for MasterCard agreeing to suspend the running of the time limitations on their damages claims.  Although the claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  MasterCard has submitted statements of defense to the retailers’ claims disputing liability and damages.  A court in one of the actions has scheduled a trial for January 2016. Similarly, in Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
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
Subsequently, multiple related complaints were filed in the U.S. District Court for the District of Columbia alleging both federal antitrust and multiple state unfair competition, consumer protection and common law claims against MasterCard and Visa on behalf of putative classes of users of ATM services (the “ATM Consumer Complaints”).  The claims in these actions largely mirror the allegations made in the ATM Operators Complaint, although these complaints seek damages on behalf of consumers of ATM services who pay allegedly inflated ATM fees at both bank and non-bank ATM operators as a result of the defendants’ ATM rules.  Plaintiffs seek both injunctive and monetary relief equal to treble the damages they claim to have sustained as a result of the alleged violations and their costs of suit, including attorneys’ fees.  Plaintiffs have not quantified their damages although they allege that they expect damages to be in the tens of millions of dollars.
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted MasterCard’s motion to dismiss the complaints for failure to state a claim, and in December 2013 denied the plaintiffs’ motion to amend their complaints. The plaintiffs have appealed these actions.
Note 12. Settlement and Other Risk Management
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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Gross settlement exposure	$37,257	$41,729
Collateral held for settlement exposure	(3,517)	(3,415)
Net uncollateralized settlement exposure	$33,740	$38,314
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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $448 million and $465 million at March 31, 2015 and December 31, 2014, respectively, of which $355 million and $370 million at March 31, 2015 and December 31, 2014, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency forward contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than its functional currency. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2015, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	March 31, 2015		December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$132	$8	$47	$4
Commitments to sell foreign currency	846	43	614	27
Balance sheet location:
Accounts receivable [1]		$58		$35
Other current liabilities [1]		(7)		(4)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Foreign currency derivative contracts
General and administrative	$33	$(4)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of March 31, 2015 and December 31, 2014, as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $94 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2015 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Note 14. Subsequent Event
On April 23, 2015, MasterCard entered into an agreement to acquire a data analytics business for $600 million (subject to customary purchase price adjustments).  Subject to satisfying certain conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the transaction is expected to close during the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2014 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2015. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (together, “MasterCard” or the “Company”), included elsewhere in this Report. For the three months ended March 31, 2014, contra revenue and general and administrative expenses were revised to correctly classify $5 million of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Overview
MasterCard is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. As the operator of what we believe is the world’s fastest payments network, we facilitate the processing of payment transactions, including authorization, clearing and settlement, and deliver related products and services. We make payments easier and more efficient by creating a wide range of payment solutions and services using our family of well-known brands, including MasterCard, Maestro and Cirrus. We also provide value-added offerings such as loyalty and reward programs, information services and consulting. Our network is designed to ensure safety and security for the global payments system.
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
We recorded net income of $1.0 billion, or $0.89 per diluted share, for the three months ended March 31, 2015 versus net income of $870 million, or $0.73 per diluted share, for the three months ended March 31, 2014. Net income grew 17% for the three months ended March 31, 2015 versus the comparable period in 2014, driven by higher net revenue and an improved effective tax rate, partially offset by the negative impact of foreign currency translation and the impact from acquisitions. Acquisitions had a negative impact to net income growth of 2 percentage points for the three months ended March 31, 2015 versus the comparable period in 2014, or $(0.02) per diluted share for the three months ended March 31, 2015.
Our net revenue increased 3% for the three months ended March 31, 2015 versus the comparable period in 2014, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives and the negative impact of foreign currency translation. Acquisitions contributed 2 percentage points to net revenue growth for the three months ended March 31, 2015. For the three months ended March 31, 2015, our processed transactions increased 12% versus the comparable period in 2014. Our volumes also increased 12% for the three months ended March 31, 2015 on a local currency basis versus the comparable period in 2014.
Operating expenses decreased 1% for the three months ended March 31, 2015 versus the comparable period in 2014, primarily due to lower general and administrative expenses as a result of gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement, as well as the positive impact of foreign currency translation. Acquisitions had a negative impact of 9 percentage points to the operating expense change for the three months ended March 31, 2015.
We generated net cash flows from operations of $911 million for the three months ended March 31, 2015, compared to $568 million for the comparable period in 2014.
The following table provides a summary of our operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(in millions, except per share data and percentages)
Net revenue	$2,230	$2,172	3%

Operating expenses	879	887	(1)%
Operating income	1,351	1,285	5%
Operating margin	60.6%	59.2%	**

Income tax expense	320	411	(22)%
Effective income tax rate	23.9%	32.0%	**

Net income	$1,020	$870	17%

Diluted earnings per share	$0.89	$0.73	22%
Diluted weighted-average shares outstanding	1,152	1,189	(3)%

** Not meaningful
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 38% and 40% for the three months ended March 31, 2015 and 2014. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, further political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For a full discussion see, “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three months ended March 31, 2015, as compared to the same period in 2014, the U.S. dollar strengthened against both the euro and the Brazilian real. For the three months ended March 31, 2015, the euro and the Brazilian real devalued by 18% and 17%, respectively, versus the comparable period in 2014. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real negatively impacted net income and net revenue by 7 percentage points and 5 percentage points, respectively, and operating expenses were favorably impacted by 4 percentage points for the three months ended March 31, 2015.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2015, as compared to the same period in 2014, GDV on a U.S. dollar converted basis increased 2% while GDV grew on a local currency basis 12%. The Company attempts to manage the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.

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
Revenue Analysis
In the three months ended March 31, 2015, gross revenue increased $201 million, or 7%, versus the comparable period in 2014. Gross revenue growth in the three months ended March 31, 2015 was driven by an increase in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives, in the three months ended March 31, 2015, increased $143 million, or 19%, respectively, versus the comparable period in 2014 primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 3% for the three months ended March 31, 2015, versus the comparable period in 2014. For the three months ended March 31, 2015, acquisitions contributed 2 percentage points while foreign currency translation had a negative impact of 5 percentage points to net revenue growth. During the three months ended March 31, 2015, our GDV increased 12% on a local currency basis while our processed transactions increased 12%, respectively.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended March 31,
	2015		2014
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	2%	12%	10%	14%
Asia Pacific/Middle East/Africa	9%	15%	12%	19%
Canada	2%	15%	(2)%	7%
Europe	(8)%	15%	14%	15%
Latin America	(4)%	14%	3%	15%
United States	7%	7%	8%	8%
Cross-border Volume [1]		19%		17%
Processed Transactions		12%		14%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The significant components of our net revenue for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(in millions, except percentages)
Domestic assessments	$963	$938	3%
Cross-border volume fees	724	695	4%
Transaction processing fees	1,006	936	7%
Other revenues	418	341	22%
Gross revenue	3,111	2,910	7%
Rebates and incentives (contra-revenue)	(881)	(738)	19%
Net revenue	$2,230	$2,172	3%
The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2015 versus the three months ended March 31, 2014:

	Three Months Ended March 31,
	Volume		Foreign Currency [1]		Other				Total
	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	12%	13%	(5)%	(1)%	(4)%	[2]	(5)%	[2]	3%	7%
Cross-border volume fees	17%	14%	(5)%	1%	(8)%		3%		4%	18%
Transaction processing fees	11%	12%	(6)%	—%	2%		2%		7%	14%
Other revenues	**	**	(7)%	1%	29%	[3]	21%	[3]	22%	22%
Rebates and incentives	6%	7%	(6)%	—%	19%	[4]	4%	[4]	19%	11%

Net revenue	13%	13%	(5)%	—%	(5)%		1%		3%	14%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
3 Acquisitions contributed 13 percentage points of growth to the 2015 activity. Additionally there are impacts from consulting fees, fraud service fees and other payment-related products and services.
4 Includes the impact from timing of new, renewed and expired agreements.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. Operating expenses decreased $8 million, or 1%, for the three months ended March 31, 2015 versus the comparable period in 2014, primarily due to lower general and administrative expenses as a result of gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement, as well as the positive impact of foreign currency translation. For the three months ended March 31, 2015 acquisitions had a negative impact of 9 percentage points while foreign currency translation had a favorable impact of 4 percentage points on the operating expenses change. The components of operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(in millions, except percentages)
General and administrative	$650	$665	(2)%
Advertising and marketing	142	149	(4)%
Depreciation and amortization	87	73	18%
Total operating expenses	$879	$887	(1)%

Total operating expenses as a percentage of net revenue	39.4%	40.8%

General and Administrative
General and administrative expenses for the three months ended March 31, 2015 decreased $15 million, or 2%, versus the comparable period in 2014, primarily due to gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement, as well as the positive impact of foreign currency translation. For the three months ended March 31, 2015 acquisitions had a negative impact of 10 percentage points while foreign currency translation had a favorable impact of 3 percentage points on the general and administrative expenses change. The significant components of our general and administrative expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2015	2014
	(in millions, except percentages)
Personnel	$468	$450	4%
Professional fees	58	60	(4)%
Data processing and telecommunications	78	61	27%
Foreign exchange activity	(88)	(19)	**
Other	134	113	19%
General and administrative expenses	$650	$665	(2)%
** Not meaningful

•
Personnel expense increased for the three months ended March 31, 2015 versus the comparable period in 2014, primarily due to an increase in the number of employees from our acquired businesses, partially offset by improved expense controls.

•	Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. These expenses increased due to capacity growth of our business.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize. The increase for the three months ended March 31, 2015 versus the comparable period in 2014, primarily relates to gains on derivative contracts due to foreign exchange rate movements and gains from the balance sheet remeasurement related to the devaluation of the Venezuelan bolivar.

•
Other expenses include costs to provide loyalty and rewards programs, travel and meeting expenses and rental expense for our facilities. Other expenses increased for the three months ended March 31, 2015 versus the comparable period in 2014, primarily due to the impact of our acquisitions and expenses incurred to support strategic development efforts.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased slightly for the three months ended March 31, 2015 versus the comparable period in 2014, mainly due to foreign currency translation and timing of media spend and sponsorship promotions to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $14 million, or 18% for the three months ended March 31, 2015 versus the comparable period in 2014. The increase in depreciation and amortization expense was primarily due to higher amortization of capitalized software costs associated with our acquisitions.

Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense for the three months ended March 31, 2015 increased primarily due to higher interest expense related to our debt issuance in March 2014 versus the comparable period in 2014.
Income Taxes
The effective income tax rates were 23.9% and 32.0% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, a larger repatriation benefit and a more favorable mix of taxable earnings.
During the fourth quarter of 2014, we implemented an initiative to better align our legal entity and tax structure with our operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. We believe this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in our effective income tax rate. See Note 10 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, time deposits and investment securities balances and credit available to the Company at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in billions)
Cash, cash equivalents, time deposits and available-for-sale investment securities [1]	$5.9	$6.4
Unused line of credit [2]	3.0	3.0
1 Includes $70 million of time deposits included in prepaid expenses and other current assets at March 31, 2015 and December 31, 2014. Excludes restricted cash related to the U.S. merchant class litigation settlement of $540 million at March 31, 2015 and December 31, 2014.
2 The Company did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents, time deposits and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $2.8 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively, or 47% and 42% of our total cash, cash equivalents and available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2014 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment”.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	2015	2014
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$911	$568
Net cash (used in) provided by investing activities	(519)	130
Net cash used in financing activities	(1,100)	(279)
Net cash provided by operating activities was $911 million and $568 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities grew by $343 million for the three months ended March 31, 2015 versus the comparable period in 2014 due primarily to higher net income and timing of customer settlements, partially offset by higher prepaid taxes in the fourth quarter of 2014.
Net cash used in investing activities increased by $649 million for the three months ended March 31, 2015 versus the comparable period in 2014 due to higher net purchases of investment securities in the current year, partially offset by a reduction in restricted cash and larger acquisition activity in the prior year.
Net cash used in financing activities increased by $821 million for the three months ended March 31, 2015 versus the comparable period in 2014 due to proceeds from the Company’s debt offering completed on March 31, 2014 and higher dividends paid in the current year, partially offset by lower repurchases of the Company’s Class A common stock in the current year.
The table below shows a summary of the balance sheet data at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Balance Sheet Data:
Current assets	$10,348	$10,997
Current liabilities	5,937	6,222
Long-term liabilities	2,362	2,283
Equity	6,334	6,824
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
Debt and Credit Availability
In March 2014, MasterCard Incorporated issued $500 million aggregate principal amount of 2.000% Notes due April 1, 2019 (the “2019 Notes”) and $1 billion aggregate principal amount of 3.375% Notes due April 1, 2024 (the “2024 Notes”) (collectively the “Notes”). The effective interest rates were 2.081% and 3.426% on the 2019 Notes and 2024 Notes, respectively. The Company is not subject to any financial covenants under the Notes. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 14, 2019. The Credit Facility decreases to $2.95 billion during the final two years of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at March 31, 2015 and December 31, 2014. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On February 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 8, 2015 to holders of record on April 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $183 million.
Aggregate payments for quarterly dividends totaled $184 million and $131 million for the three months ended March 31, 2015 and 2014, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2014, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of our Class A common stock.  During January 2015, the Company exhausted its purchases under its December 2013 share repurchase program. As of April 22, 2015, the cumulative repurchases in 2015 by the Company under both its December 2013 share repurchase program and its December 2014 share repurchase program totaled approximately 13.7 million shares of its Class A common stock for an aggregate cost of approximately $1.2 billion at an average price of $86.66 per share of Class A common stock. As of April 22, 2015, the Company had approximately $2.8 billion remaining under its December 2014 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through March 31, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$7,250
Remaining authorization at December 31, 2014	$3,750	$275	$4,025
Dollar value of shares repurchased during the three months ended March 31, 2015	$672	$275	$947
Remaining authorization at March 31, 2015	$3,078	$—	$3,078
Shares repurchased during the three months ended March 31, 2015	7.8	3.2	11.0
Average price paid per share during the three months ended March 31, 2015	$87.17	$84.31	$86.32
See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $94 million on our foreign currency derivative contracts outstanding at March 31, 2015 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at March 31, 2015 or December 31, 2014. In addition, there was no material equity price risk at March 31, 2015 or December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated April 29, 2015 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2015 and 2014, and the consolidated statement of changes in equity for the three-month period ended March 31, 2015, and the consolidated statement of cash flows for the three-month periods ended March 31, 2015 and 2014 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 29, 2015

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors
For a discussion of the Company’s risk factors, see Item 1A (Risk Factors) in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2015, MasterCard repurchased a total of approximately 11.0 million shares for $947 million at an average price of $86.32 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the first quarter of 2015 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 – 31	3,444,533	$84.19	3,444,533	$3,735,381,693
February 1 – 28	2,829,680	$85.08	2,829,680	$3,494,629,076
March 1 – 31	4,691,651	$88.63	4,691,651	$3,078,789,746
Total	10,965,864	$86.32	10,965,864
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 29, 2015	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2015	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2015	By:	/S/ ANDREA FORSTER
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