Form 10-Q
period 2015-06-30
MASTERCARD INC
filed 2015-07-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 22, 2015, there were 1,108,884,100 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 23,217,125 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,361	$5,137
Restricted cash for litigation settlement	541	540
Investments	1,716	1,238
Accounts receivable	1,128	1,109
Settlement due from customers	1,274	1,052
Restricted security deposits held for customers	1,000	950
Prepaid expenses and other current assets	903	671
Deferred income taxes	294	300
Total Current Assets	10,217	10,997
Property, plant and equipment, net of accumulated depreciation of $474 and $437, respectively	632	615
Deferred income taxes	32	96
Goodwill	1,940	1,522
Other intangible assets, net of accumulated amortization of $743 and $663, respectively	862	714
Other assets	1,589	1,385
Total Assets	$15,272	$15,329
LIABILITIES AND EQUITY
Accounts payable	$481	$419
Settlement due to customers	1,330	1,142
Restricted security deposits held for customers	1,000	950
Accrued litigation	722	771
Accrued expenses	2,385	2,439
Other current liabilities	558	501
Total Current Liabilities	6,476	6,222
Long-term debt	1,495	1,494
Deferred income taxes	101	115
Other liabilities	764	674
Total Liabilities	8,836	8,505
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,367,937,580 and 1,352,378,383 shares issued and 1,110,771,314 and 1,115,369,640 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 23,247,190 and 37,192,165 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,936	3,876
Class A treasury stock, at cost, 257,166,266 and 237,008,743 shares, respectively	(11,785)	(9,995)
Retained earnings	14,746	13,169
Accumulated other comprehensive income (loss)	(493)	(260)
Total Stockholders’ Equity	6,404	6,790
Non-controlling interests	32	34
Total Equity	6,436	6,824
Total Liabilities and Equity	$15,272	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net Revenue	$2,390	$2,368	$4,620	$4,540
Operating Expenses
General and administrative	810	731	1,460	1,396
Advertising and marketing	176	173	318	322
Depreciation and amortization	92	81	179	154
Provision for litigation settlement	61	—	61	—
Total operating expenses	1,139	985	2,018	1,872
Operating income	1,251	1,383	2,602	2,668
Other Income (Expense)
Investment income	6	6	15	13
Interest expense	(17)	(15)	(34)	(21)
Other income (expense), net	1	(1)	(2)	(6)
Total other income (expense)	(10)	(10)	(21)	(14)
Income before income taxes	1,241	1,373	2,581	2,654
Income tax expense	320	442	640	853
Net Income	$921	$931	$1,941	$1,801

Basic Earnings per Share	$0.81	$0.80	$1.70	$1.53
Basic Weighted-Average Shares Outstanding	1,138	1,165	1,143	1,175
Diluted Earnings per Share	$0.81	$0.80	$1.69	$1.53
Diluted Weighted-Average Shares Outstanding	1,141	1,169	1,146	1,179

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net Income	$921	$931	$1,941	$1,801
Other comprehensive income (loss):
Foreign currency translation adjustments	141	13	(234)	12

Defined benefit pension and other postretirement plans	12	1	12	2
Income tax effect	(4)	—	(4)	—
Defined benefit pension and other postretirement plans, net of income tax effect	8	1	8	2

Investment securities available-for-sale	(2)	(8)	(7)	(6)
Income tax effect	—	2	—	2
Investment securities available-for-sale, net of income tax effect	(2)	(6)	(7)	(4)

Other comprehensive income (loss), net of tax	147	8	(233)	10
Comprehensive Income	$1,068	$939	$1,708	$1,811

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2014	$6,824	$13,169	$(260)	$—	$—	$3,876	$(9,995)	$34
Net income	1,941	1,941	—	—	—	—	—	—
Activity related to non-controlling interests	(2)	—	—	—	—	—	—	(2)
Other comprehensive income (loss), net of tax	(233)	—	(233)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.32 per share	(364)	(364)	—	—	—	—	—	—
Purchases of treasury stock	(1,795)	—	—	—	—	—	(1,795)	—
Share-based payments	65	—	—	—	—	60	5	—
Balance at June 30, 2015	$6,436	$14,746	$(493)	$—	$—	$3,936	$(11,785)	$32

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in millions)
Operating Activities
Net income	$1,941	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	358	325
Depreciation and amortization	179	154
Share-based payments	(23)	(46)
Deferred income taxes	1	(77)
Other	(23)	22
Changes in operating assets and liabilities:
Accounts receivable	(51)	(121)
Income taxes receivable	(63)	—
Settlement due from customers	(290)	1
Prepaid expenses	(522)	(443)
Accrued litigation and legal settlements	(49)	(87)
Accounts payable	37	29
Settlement due to customers	261	(90)
Accrued expenses	(120)	(209)
Net change in other assets and liabilities	96	38
Net cash provided by operating activities	1,732	1,297
Investing Activities
Purchases of investment securities available-for-sale	(789)	(1,473)
Purchases of other short-term investments held-to-maturity	(744)	—
Acquisition of businesses, net of cash acquired	(584)	(341)
Purchases of property, plant and equipment	(56)	(39)
Capitalized software	(87)	(63)
Proceeds from sales of investment securities available-for-sale	716	426
Proceeds from maturities of investment securities available-for-sale	322	887
(Increase) decrease in restricted cash for litigation settlement	(1)	183
Other investing activities	1	(12)
Net cash used in investing activities	(1,222)	(432)
Financing Activities
Purchases of treasury stock	(1,795)	(2,827)
Proceeds from debt	—	1,487
Dividends paid	(367)	(260)
Tax benefit for share-based payments	34	42
Cash proceeds from exercise of stock options	21	16
Other financing activities	(9)	(43)
Net cash used in financing activities	(2,116)	(1,585)
Effect of exchange rate changes on cash and cash equivalents	(170)	(1)
Net decrease in cash and cash equivalents	(1,776)	(721)
Cash and cash equivalents - beginning of period	5,137	3,599
Cash and cash equivalents - end of period	$3,361	$2,878

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$625	$572
Fair value of liabilities assumed related to acquisitions	$41	$128

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
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. As of June 30, 2015 and December 31, 2014, there were no significant VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2015 presentation. In addition, for the three and six months ended June 30, 2014, contra-revenue and general and administrative expenses were revised to correctly classify $9 million and $14 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of December 31, 2014. The consolidated financial statements for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and six months ended June 30, 2015 and 2014 activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Debt Issuance Costs - In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company will adopt the revised accounting guidance effective January 1, 2016 and does not anticipate this new guidance will have a material impact on its consolidated financial statements.
Revenue Recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date of this standard by one year, making the guidance effective for fiscal years beginning after

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

December 15, 2017. Early application is permitted as of the original effective date, December 31, 2016. The Company is in the process of evaluating the potential effects of this guidance.
Note 2. Acquisitions
In the six months ended June 30, 2015, the Company acquired two businesses for $609 million in cash. For these businesses acquired, the Company recorded $466 million as goodwill representing the preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired.
The Company acquired eight businesses in 2014, five of which were acquired in the six months ended June 30, 2014. In 2014, two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $575 million, primarily paid in cash, of which $389 million was related to the acquisitions in the six months ended June 30, 2014. Through June 30, 2015, the Company recorded $507 million as goodwill for businesses acquired in 2014 representing the final and preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired. A portion of the goodwill is expected to be deductible for local tax purposes.
The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Numerator:
Net income	$921	$931	$1,941	$1,801
Denominator:
Basic weighted-average shares outstanding	1,138	1,165	1,143	1,175
Dilutive stock options and stock units	3	4	3	4
Diluted weighted-average shares outstanding [1]	1,141	1,169	1,146	1,179
Earnings per Share:
Basic	$0.81	$0.80	$1.70	$1.53
Diluted	$0.81	$0.80	$1.69	$1.53

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Except for the reclassification of U.S. government securities from Level 2 to Level 1, there were no transfers made among the three levels in the Valuation Hierarchy during the three and six months ended June 30, 2015.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	June 30, 2015
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$65	$—	$65
U.S. government and agency securities [2]	29	43	—	72
Corporate securities	—	650	—	650
Asset-backed securities	—	74	—	74
Other	7	59	—	66
Total	$36	$891	$—	$927

	December 31, 2014
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$135	$—	$135
U.S. government and agency securities [2]	85	114	—	199
Corporate securities	—	618	—	618
Asset-backed securities	—	178	—	178
Other	13	56	—	69
Total	$98	$1,101	$—	$1,199
1 During 2015, U.S. government securities were reclassified from Level 2 to Level 1 due to a reassessment of the availability of quoted prices. Prior period amounts have been revised to conform to the 2015 presentation.
2 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $541 million and $540 million at June 30, 2015 and December 31, 2014, which would be included in Level 1 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 11 (Legal and Regulatory Proceedings) for further details.
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
Financial Instruments - Non-Recurring Measurements
Certain financial instruments are carried on the consolidated balance sheet at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, settlement due from customers, restricted security deposits held for customers, prepaid expenses, accounts payable, settlement due to customers and accrued expenses. In addition, nonmarketable equity investments are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing.
Investments on the Consolidated Balance Sheet include both available-for-sale and held-to-maturity securities. Available-for-sale securities are measured at fair value on a recurring basis and are included in the Valuation Hierarchy table above. Held-to-maturity securities are made up of time deposits with maturities of greater than three months and less than one year and are included in

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Level 2 of the Valuation Hierarchy. At June 30, 2015 and December 31, 2014, the cost, which approximates fair value, of the Company’s held-to-maturity securities was $814 million and $70 million, respectively.
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At June 30, 2015 and December 31, 2014, the carrying value and fair value of long-term debt was $1.5 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2015 and December 31, 2014, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$65	$—	$—	$65
U.S. government and agency securities	72	—	—	72
Corporate securities	651	—	(1)	650
Asset-backed securities	74	—	—	74
Other	51	1	(11)	41
Total	$913	$1	$(12)	$902

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$135	$—	$—	$135
U.S. government and agency securities	199	—	—	199
Corporate securities	619	—	(1)	618
Asset-backed securities	178	—	—	178
Other	41	1	(4)	38
Total	$1,172	$1	$(5)	$1,168
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
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2015 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$251	$251
Due after 1 year through 5 years	638	637
Due after 5 years through 10 years	—	—
Due after 10 years	7	7
No contractual maturity [1]	17	7
Total	$913	$902
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Gross realized gains and losses
Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the six months ended June 30, 2015 and 2014 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$326	$260
Prepaid income taxes	336	237
Other	241	174
Total prepaid expenses and other current assets	$903	$671
Other assets consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$733	$556
Nonmarketable equity investments	233	245
Prepaid income taxes	367	407
Income taxes receivable	154	89
Other	102	88
Total other assets	$1,589	$1,385
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.
Non-current prepaid income taxes, included in the other asset table above, primarily consists of taxes paid in the fourth quarter of 2014 relating to the deferred charge resulting from the reorganization of our legal entity and tax structure to better align with our business footprint of our non-U.S. operations.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$1,682	$1,433
Personnel costs	320	531
Advertising	71	154
Income and other taxes	125	105
Other	187	216
Total accrued expenses	$2,385	$2,439
In the fourth quarter of 2014, a severance charge of $87 million was recorded in general and administrative expenses. The Company restructured its organization to align with its strategic priorities and to best meet the Company’s continued growth. As of June 30, 2015, the Company was substantially complete with these restructuring activities. As of June 30, 2015 and December 31, 2014, personnel costs included an accrual of $52 million and $84 million, respectively, related to this severance charge. The decrease in the balance was primarily due to payments and foreign currency translation.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2015 and December 31, 2014, the Company’s provision related to U.S. merchant litigations was $722 million and $771 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. As of June 30, 2015, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 7. Stockholders’ Equity
In February 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the “February 2013 Share Repurchase Program”).  The program became effective in March 2013 at the completion of the Company’s previously announced $1.5 billion Class A share repurchase program.
In December 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”). This program became effective in January 2014 at the completion of the Company’s February 2013 Share Repurchase Program.
In December 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”). This program became effective in January 2015 at the completion of the Company’s December 2013 Share Repurchase Program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	February 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$2,000	$9,250
Dollar value of shares repurchased during the six months ended June 30, 2014	$—	$2,666	$161	$2,827
Remaining authorization at December 31, 2014	$3,750	$275	$—	$4,025
Dollar value of shares repurchased during the six months ended June 30, 2015	$1,520	$275	$—	$1,795
Remaining authorization at June 30, 2015	$2,230	$—	$—	$2,230
Shares repurchased during the six months ended June 30, 2014	—	35.1	1.9	37.0
Average price paid per share during the six months ended June 30, 2014	$—	$75.99	$83.22	$76.37
Shares repurchased during the six months ended June 30, 2015	17.0	3.2	—	20.2
Average price paid per share during the six months ended June 30, 2015	$89.31	$84.31	$—	$88.50
Cumulative shares repurchased through June 30, 2015	17.0	45.8	31.1	93.9
Cumulative average price paid per share	$89.31	$76.42	$64.26	$74.73

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 and 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1]	12	2	(4)	10
Balance at June 30, 2014	$218	$(27)	$(3)	$188

Balance at December 31, 2014	$(230)	$(26)	$(4)	$(260)
Current period other comprehensive income (loss) [1,2]	(234)	8	(7)	(233)
Balance at June 30, 2015	$(464)	$(18)	$(11)	$(493)

1 During the six months ended June 30, 2015 and 2014, insignificant deferred costs related to the Company’s defined benefit pension and other post retirement plans were reclassified to general and administrative expenses and insignificant gains and losses on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to investment income.
2 During the six months ended June 30, 2015, the increase in other comprehensive loss related to foreign currency translation adjustments was driven by the devaluation of the Euro.
Note 9. Share-Based Payments
During the six months ended June 30, 2015, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved omnibus plan that permits the grant of various types of equity awards to employees.

	Granted in 2015	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,618	$17
Restricted stock units	1,173	$88
Performance stock units	130	$99
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10. Income Taxes
The effective income tax rates were 25.7% and 32.2% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates were 24.8% and 32.1% for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to a larger repatriation benefit, the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States and a more favorable mix of taxable earnings. For the six months ended June 30, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, a larger repatriation benefit and a more favorable mix of taxable earnings.
During the fourth quarter of 2014, in connection with an initiative to better align its legal entity and tax structure with its operational footprint outside the U.S., the Company recorded a deferred charge related to the income tax expense on intercompany profits. The deferred charge resulted from the transfer of intellectual property from Belgium to a related foreign entity in the United Kingdom. Management believes this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective tax rate. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on the Company’s consolidated balance sheet at June 30, 2015 in the amounts of $16 million and $367 million, respectively. The comparable amounts included in other current assets and other assets were $18 million and $407 million, respectively, at December 31, 2014, with the difference driven by changes in foreign exchange rates and current period amortization.
The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations.  The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by taxing authorities for years before 2006.  Within the next six months, the Company believes that the favorable resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a reduction in unrecognized tax benefits may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Merchants representing slightly more than 25% of the MasterCard and Visa purchase volume over the relevant period chose to opt out of the class settlement. MasterCard anticipates that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. The defendants have consolidated all of these matters (except for one state court action in New Mexico) in front of the same federal district court that is overseeing the approval of the settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim.
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. As of June 30, 2015 and December 31, 2014, MasterCard had $541 million and $540 million, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  MasterCard has executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. As of June 30, 2015, MasterCard had accrued a liability of $722 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
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
Europe. In July 2015, the European Commission issued a Statement of Objections related to MasterCard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. Although the Statement of Objections does not quantify the level of fines, it is possible that they could be substantial. MasterCard would not expect fines to be imposed if it agrees with the Commission to business practice changes that address the Commission’s concerns.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 20 different retailers have filed claims or notice of claims.  An additional 13 potential claimant retailers have agreed to delay filing their claims in exchange for MasterCard agreeing to suspend the running of the time limitations on their damages claims.  Although the claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  In June 2015, MasterCard entered into a settlement with one of these merchants for $61 million, recorded as a provision for litigation settlement. MasterCard has submitted statements of defense to the remaining retailers’ claims disputing liability and damages. A court in one of the actions has scheduled a trial for January 2016. In Belgium, a retailer filed claims in December 2012 for unspecified damages with respect to MasterCard’s cross-border and domestic interchange fees paid in Belgium, Greece and Luxembourg.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Gross settlement exposure	$39,351	$41,729
Collateral held for settlement exposure	(3,478)	(3,415)
Net uncollateralized settlement exposure	$35,873	$38,314
General economic and political conditions in countries in which MasterCard operates affect the Company’s settlement risk. Many of the Company’s financial institution customers have been directly and adversely impacted by political instability and uncertain

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $436 million and $465 million at June 30, 2015 and December 31, 2014, respectively, of which $345 million and $370 million at June 30, 2015 and December 31, 2014, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
As of June 30, 2015, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	June 30, 2015		December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$115	$3	$47	$4
Commitments to sell foreign currency	753	22	614	27
Balance sheet location:
Accounts receivable [1]		$33		$35
Other current liabilities [1]		(8)		(4)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Foreign currency derivative contracts
General and administrative	$(11)	$(22)	$22	$(26)
The fair value of the foreign currency forward contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The terms of the foreign currency forward contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of June 30, 2015 and December 31, 2014, as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $86 million on the Company’s foreign currency derivative contracts outstanding at June 30, 2015 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2014 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2015. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (together, “MasterCard” or the “Company”), included elsewhere in this Report. For the three and six months ended June 30, 2014, contra revenue and general and administrative expenses were revised to correctly classify $9 million and $14 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
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
MasterCard presents non-GAAP financial measures to enhance an investor’s evaluation of MasterCard’s ongoing operating results and to facilitate meaningful comparison of its results between periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation.  See “Financial Results Overview” for the table that provides a reconciliation of the operating results and growth to the most directly comparable GAAP measure. These non-GAAP financial measures exclude the impact of the following special item (“Special Item”) for the three and six months ended June 30, 2015:

•
A provision for a settlement relating to a merchant litigation in the U.K. (the “UK Merchant Litigation Settlement Provision”) ($61 million pre-tax and $44 million after tax, or $0.04 per diluted share). MasterCard excluded this item because its management monitors provisions for material litigation settlements separately from ongoing operations and evaluates ongoing performance without these amounts.

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
We generate revenue by charging fees primarily to issuers and acquirers for providing transaction processing and other payment-related products and services, as well as by assessing these customers based primarily on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards and other devices that carry our brands.
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
Financial Results Overview
We recorded net income of $921 million, or $0.81 per diluted share, and $1.9 billion, or $1.69 per diluted share, for the three and six months ended June 30, 2015, respectively, versus net income of $931 million, or $0.80 per diluted share, and $1.8 billion, or $1.53 per diluted share, for the three and six months ended June 30, 2014, respectively. Net income decreased 1% and increased 8% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014.
Excluding the impact of the Special Item we had adjusted net income of $965 million, or $0.85 per adjusted diluted share, and $2.0 billion, or $1.73 per adjusted diluted share for the three and six months ended June 30, 2015, respectively. Adjusted net income increased 4% for the three months ended June 30, 2015, versus the comparable period in 2014, due to an improved effective tax rate and higher net revenue, partially offset by the negative impact of foreign currency translation and the impact from acquisitions. Adjusted net income increased 10% for the six months ended June 30, 2015, versus the comparable period in 2014, driven by higher net revenue and an improved effective tax rate, partially offset by the negative impact of foreign currency translation and the impact from acquisitions. Acquisitions had a negative impact to net income growth of 4 and 3 percentage points for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014, or $(0.03) and $(0.06) per diluted share for the three and six months ended June 30, 2015, respectively.
Our net revenue increased 1% and 2% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014, primarily driven by increases across our revenue categories, mainly offset by higher rebates and incentives and the negative impact of foreign currency translation. Acquisitions contributed 2 percentage points to net revenue growth for both the three and six months ended June 30, 2015. For both the three and six months ended June 30, 2015, our processed transactions increased 13% versus the comparable periods in 2014. Our volumes also increased 13% and 12% for the three and six months ended June 30, 2015, respectively, on a local currency basis, versus the comparable periods in 2014.
Operating expenses increased 15% and 8% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014. Excluding the impact of the Special Item, adjusted operating expenses increased 9% and 4% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014, primarily due to higher general and administrative expenses as a result of our acquisition activity, partially offset by the favorable impact of foreign currency translation. Acquisitions had a negative impact of 9 percentage points to the operating expense growth for both the three and six months ended June 30, 2015.
We generated net cash flows from operations of $1.7 billion for the six months ended June 30, 2015, compared to $1.3 billion for the comparable period in 2014.

The following table provides a summary of our operating results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014	Percent Increase/(Decrease)
	Actual	Special Item [1]	Non-GAAP	Actual	Actual	Special Item [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net Revenue	$2,390		$2,390	$2,368	1%		1%
Total operating expenses	$1,139	$(61)	$1,078	$985	15%	6%	9%
Operating income	$1,251	$61	$1,312	$1,383	(10)%	(5)%	(5)%
Operating Margin	52.4%		54.9%	58.4%

Income tax expense	$320	$17	$337	$442	(28)%	(4)%	(24)%
Effective Tax Rate	25.7%		25.8%	32.2%

Net Income	$921	$44	$965	$931	(1)%	(5)%	4%

Diluted Earnings per Share	$0.81	$0.04	$0.85	$0.80	1%	(5)%	6%
Diluted weighted-average shares outstanding	1,141		1,141	1,169	(2)%		(2)%

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014	Percent Increase/(Decrease)
	Actual	Special Item [1]	Non-GAAP	Actual	Actual	Special Item [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net Revenue	$4,620		$4,620	$4,540	2%		2%
Total operating expenses	$2,018	$(61)	$1,957	$1,872	8%	4%	4%
Operating income	$2,602	$61	$2,663	$2,668	(2)%	(2)%	—%
Operating Margin	56.3%		57.7%	58.8%

Income tax expense	$640	$17	$657	$853	(25)%	(2)%	(23)%
Effective Tax Rate	24.8%		24.9%	32.1%

Net Income	$1,941	$44	$1,985	$1,801	8%	(2)%	10%

Diluted Earnings per Share	$1.69	$0.04	$1.73	$1.53	10%	(3)%	13%
Diluted weighted-average shares outstanding	1,146		1,146	1,179	(3)%		(3)%

1 Represents effect of the UK Merchant Litigation Settlement Provision. See Non-GAAP Financial Information.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% for both the three months ended June 30, 2015 and 2014 and 39% and 40% for the six months ended June 30, 2015 and 2014, respectively. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and six months ended June 30, 2015, as compared to the same periods in 2014, the U.S. dollar strengthened against both the euro and the Brazilian real. For the three months ended June 30, 2015, the euro and the Brazilian real devalued against the U.S. dollar by 19% and 27%, respectively, versus the comparable periods in 2014. For the six months ended June 30, 2015, the euro and the Brazilian real devalued against the U.S. dollar by 18% and 22%, respectively, versus the comparable periods in 2014. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real negatively impacted net income by 8 percentage points and 7 percentage points for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, net revenue was negatively impacted by 6 percentage points for both periods and operating expenses were favorably impacted by 5 percentage points and 4 percentage points, respectively.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2015, as compared to the same periods in 2014, GDV on a U.S. dollar converted basis increased 1% and 2%, while GDV on a local currency basis grew 13% and 12%, respectively. The Company attempts to manage the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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
The price structure for our products and services is complex and is dependent on the nature of volumes, types of transactions and type of products and services we offer to our customers. Our net revenue can be significantly impacted by the following:

•	domestic or cross-border transactions;

•	signature-based or PIN-based transactions;

•	geographic region or country in which the transaction occurs;

•	volumes/transactions subject to tiered rates;

•	processed or not processed across the MasterCard network;

•	amount of usage of our other products or services; and

•	amount of rebates and incentives provided to customers.
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
Revenue Analysis
In the three and six months ended June 30, 2015, gross revenue increased $185 million and $386 million, or 6% for both periods, respectively, versus the comparable periods in 2014. Gross revenue growth in the three and six months ended June 30, 2015 was driven by an increase in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives, in the three and six months ended June 30, 2015, increased $163 million and $306 million, or 21% and 20%, respectively, versus the comparable periods in 2014 primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 1% and 2% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014. For the three and six months ended June 30, 2015, acquisitions contributed 2 percentage points to both periods, while foreign currency translation had a negative impact of 6 percentage points for both periods to net revenue growth. During the three and six months ended June 30, 2015, our GDV increased 13% and 12% on a local currency while our processed transactions increased 13% for both periods, respectively.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	1%	13%	11%	13%	2%	12%	11%	13%
Asia Pacific/Middle East/Africa	7%	15%	15%	18%	8%	15%	14%	19%
Canada	4%	17%	(1)%	5%	3%	16%	(2)%	6%
Europe	(7)%	16%	14%	13%	(8)%	16%	14%	14%
Latin America	(9)%	15%	4%	13%	(7)%	15%	4%	14%
United States	7%	7%	9%	9%	7%	7%	9%	9%
Cross-border Volume [1]		17%		16%		18%		16%
Processed Transactions		13%		12%		13%		13%
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

The significant components of our net revenue for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
Domestic assessments	$1,028	$1,008	2%	$1,991	$1,946	2%
Cross-border volume fees	777	750	3%	1,501	1,445	4%
Transaction processing fees	1,051	995	6%	2,057	1,931	7%
Other revenues	474	392	21%	892	733	22%
Gross revenue	3,330	3,145	6%	6,441	6,055	6%
Rebates and incentives (contra-revenue)	(940)	(777)	21%	(1,821)	(1,515)	20%
Net revenue	$2,390	$2,368	1%	$4,620	$4,540	2%
The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2015 versus the three and six months ended June 30, 2014:

	Three Months Ended June 30,
	Volume		Foreign Currency [1]		Other				Total
	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	13%	11%	(7)%	—%	(4)%	[2]	—%	[2]	2%	11%
Cross-border volume fees	15%	14%	(6)%	1%	(6)%		(1)%		3%	14%
Transaction processing fees	12%	10%	(7)%	1%	1%		4%		6%	15%
Other revenues	**	**	(8)%	1%	29%	[3]	23%	[3]	21%	24%
Rebates and incentives	3%	7%	(7)%	1%	25%	[4]	9%	[4]	21%	17%

Net revenue	14%	11%	(6)%	1%	(7)%		1%		1%	13%

	Six Months Ended June 30,
	Volume		Foreign Currency [1]		Other				Total
	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	12%	12%	(6)%	—%	(4)%	[2]	(3)%	[2]	2%	9%
Cross-border volume fees	16%	15%	(5)%	1%	(7)%		—%		4%	16%
Transaction processing fees	11%	11%	(6)%	—%	2%		4%		7%	15%
Other revenues	**	**	(7)%	1%	29%	[3]	22%	[3]	22%	23%
Rebates and incentives	5%	7%	(7)%	—%	22%	[4]	7%	[4]	20%	14%

Net revenue	14%	12%	(6)%	1%	(6)%		1%		2%	14%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
3 Acquisitions contributed 14 percentage points and 13 percentage points of growth for the three and six months ended June 30, 2015, respectively. Additionally there are impacts from consulting fees, fraud service fees and other payment-related products and services.
4 Includes the impact from timing of new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses and provisions for litigation settlements. Operating expenses increased $154 million and $146 million, or 15% and 8%, for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014.
Excluding the impact of the Special Item, adjusted operating expenses increased $93 million and $85 million, or 9% and 4% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014. For the three months ended June 30, 2015, adjusted operating expenses increased primarily due to higher general and administrative expenses as a result of acquisition activity, partially offset by the favorable impact of foreign currency translation. For the six months ended June 30, 2015, adjusted operating expenses increased primarily due to higher general and administrative expenses as a result of acquisition activity, partially offset by gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement, as well as the favorable impact of foreign currency translation. For the three and six months ended June 30, 2015, acquisitions had a negative impact of 9 percentage points for both periods, while foreign currency translation had a favorable impact of 5 and 4 percentage points, respectively, on the operating expenses growth. The components of operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
General and administrative	$810	$731	10%	$1,460	$1,396	4%
Advertising and marketing	176	173	2%	318	322	(1)%
Depreciation and amortization	92	81	15%	179	154	16%
Provision for litigation settlement	61	—	**	61	—	**
Total operating expenses	$1,139	$985	15%	$2,018	$1,872	8%

Total operating expenses as a percentage of net revenue	47.6%	41.6%		43.7%	41.2%
** Not meaningful
General and Administrative
General and administrative expenses for the three and six months ended June 30, 2015 increased $79 million and $64 million, or 10% and 4%, respectively, versus the comparable periods in 2014, primarily due to acquisition activity, partially offset by the favorable impact of foreign currency translation. Additionally, the increase for the six months ended June 30, 2015 was offset by gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement. For the three and six months ended June 30, 2015, acquisitions had a negative impact of 11 and 10 percentage points, respectively, while foreign currency translation had a favorable impact of 4 percentage points for both periods on the general and administrative expenses change. The significant components of our general and administrative expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
Personnel	$488	$485	—%	$956	$935	2%
Professional fees	65	61	6%	123	121	1%
Data processing and telecommunications	87	65	36%	165	126	32%
Foreign exchange activity	20	17	**	(68)	(2)	**
Other	150	103	45%	284	216	31%
General and administrative expenses	$810	$731	10%	$1,460	$1,396	4%
** Not meaningful

•
Personnel expense increased slightly for the three and six months ended June 30, 2015 versus the comparable periods in 2014, primarily due to an increase in the number of employees from our acquired businesses, offset by improved cost controls and the favorable impact from foreign currency translation.

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

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize. During the the six months ended June 30, 2015, we recorded gains on derivative contracts due to foreign exchange rate movements and gains from the balance sheet remeasurement related primarily to the devaluation of the Venezuelan bolivar.

•
Other expenses include costs to provide loyalty and rewards programs, travel and meeting expenses and rental expense for our facilities. Other expenses increased for the three and six months ended June 30, 2015 versus the comparable periods in 2014, primarily due to the impact of our acquisitions and expenses incurred to support strategic development efforts.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses changed slightly for the three and six months ended June 30, 2015 versus the comparable periods in 2014, mainly due to the favorable impact from foreign currency translation, off set by the timing of media spend and sponsorship promotions to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $11 million and $25 million, or 15% and 16% for the three and six months ended June 30, 2015, respectively, versus the comparable periods in 2014. The increase in depreciation and amortization expense was primarily due to higher amortization of capitalized software costs associated with our acquisitions.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense for the six months ended June 30, 2015 increased primarily due to higher interest expense related to our debt issuance in March 2014 versus the comparable period in 2014.
Income Taxes
The effective income tax rates were 25.7% and 32.2% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates were 24.8% and 32.1% for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to a larger repatriation benefit, the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States and a more favorable mix of taxable earnings. For the six months ended June 30, 2015, the effective tax rate was lower than the effective tax rate for the comparable period in 2014, due to the recognition of a discrete benefit relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, a larger repatriation benefit and a more favorable mix of taxable earnings.
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
Within the next six months, the Company believes that the favorable resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a reduction in unrecognized tax benefits, may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further.

See Note 10 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion of these items.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, time deposits and investment securities balances and credit available to the Company at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in billions)
Cash, cash equivalents, time deposits and available-for-sale investment securities [1]	$5.1	$6.4
Unused line of credit [2]	3.0	3.0
1 Excludes restricted cash related to the U.S. merchant class litigation settlement of $541 million and $540 million at June 30, 2015 and December 31, 2014, respectively.
2 The Company did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents, time deposits and available-for-sale investment securities held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.1 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively, or 62% and 42% of our total cash, cash equivalents and available-for-sale investment securities as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2014 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	2015	2014
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,732	$1,297
Net cash used in investing activities	(1,222)	(432)
Net cash used in financing activities	(2,116)	(1,585)
Net cash provided by operating activities was $1,732 million and $1,297 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by operating activities grew by $435 million for the six months ended June 30, 2015 versus the comparable period in 2014 due primarily to higher net income, higher customer incentives and the timing of receivables.

Net cash used in investing activities increased by $790 million for the six months ended June 30, 2015 versus the comparable period in 2014 due to purchases of other short term investments, acquisitions and return of restricted cash for litigation settlements in the prior year, partially offset by less net purchases in available-for-sale investment securities as compared to the prior year.
Net cash used in financing activities increased by $531 million for the six months ended June 30, 2015 versus the comparable period in 2014 due to proceeds from the Company’s debt offering completed on March 31, 2014 and higher dividends paid in the current year, partially offset by lower repurchases of the Company’s Class A common stock in the current year.
The table below shows a summary of the balance sheet data at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in millions)
Balance Sheet Data:
Current assets	$10,217	$10,997
Current liabilities	6,476	6,222
Long-term liabilities	2,360	2,283
Equity	6,436	6,824
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
The Company has a $3 billion committed unsecured revolving credit facility (the “Credit Facility”) which expires on November 14, 2019. The Credit Facility decreases to $2.95 billion during the final two years of the Credit Facility agreement. Borrowings under the Credit Facility are available to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at June 30, 2015 and December 31, 2014. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
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
On February 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on May 8, 2015 to holders of record on April 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $183 million.
On June 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 10, 2015 to holders of record on July 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $181 million.

Aggregate payments for quarterly dividends totaled $367 million and $260 million for the six months ended June 30, 2015 and 2014, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2014, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of our Class A common stock.  During January 2015, the Company exhausted its purchases under its December 2013 share repurchase program. As of July 22, 2015, the cumulative repurchases in 2015 by the Company under both its December 2013 share repurchase program and its December 2014 share repurchase program totaled approximately 22.2 million shares of its Class A common stock for an aggregate cost of approximately $2 billion at an average price of $89.01 per share of Class A common stock. As of July 22, 2015, the Company had approximately $2 billion remaining under its December 2014 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through June 30, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$7,250
Remaining authorization at December 31, 2014	$3,750	$275	$4,025
Dollar value of shares repurchased during the six months ended June 30, 2015	$1,520	$275	$1,795
Remaining authorization at June 30, 2015	$2,230	$—	$2,230
Shares repurchased during the six months ended June 30, 2015	17.0	3.2	20.2
Average price paid per share during the six months ended June 30, 2015	$89.31	$84.31	$88.50
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $86 million on our foreign currency derivative contracts outstanding at June 30, 2015 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at June 30, 2015 or December 31, 2014. In addition, there was no material equity price risk at June 30, 2015 or December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 29, 2015 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2015 and 2014, and the consolidated statement of changes in equity for the six-month period ended June 30, 2015, and the consolidated statement of cash flows for the six-month periods ended June 30, 2015 and 2014 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
July 29, 2015

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
During the second quarter of 2015, MasterCard repurchased a total of approximately 9.3 million shares for $849 million at an average price of $91.07 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the second quarter of 2015 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	3,709,800	$88.42	3,709,800	$2,750,767,883
May 1 - 31	2,731,667	$92.05	2,731,667	$2,499,329,773
June 1 - 30	2,878,688	$93.57	2,878,688	$2,229,982,712
Total	9,320,155	$91.07	9,320,155
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	July 29, 2015	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2015	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2015	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Schedule of Non-Employee Directors’ Annual Compensation effective as of June 9, 2015.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.
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