Form 10-Q
period 2015-09-30
MASTERCARD INC
filed 2015-10-29
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 22, 2015, there were 1,100,233,562 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 22,535,195 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except share data)
ASSETS
Cash and cash equivalents	$3,877	$5,137
Restricted cash for litigation settlement	541	540
Investments	1,232	1,238
Accounts receivable	1,081	1,109
Settlement due from customers	912	1,052
Restricted security deposits held for customers	871	950
Prepaid expenses and other current assets	843	671
Deferred income taxes	268	300
Total Current Assets	9,625	10,997
Property, plant and equipment, net of accumulated depreciation of $484 and $437, respectively	641	615
Deferred income taxes	22	96
Goodwill	1,907	1,522
Other intangible assets, net of accumulated amortization of $786 and $663, respectively	820	714
Other assets	1,619	1,385
Total Assets	$14,634	$15,329
LIABILITIES AND EQUITY
Accounts payable	$381	$419
Settlement due to customers	883	1,142
Restricted security deposits held for customers	871	950
Accrued litigation	711	771
Accrued expenses	2,512	2,439
Other current liabilities	585	501
Total Current Liabilities	5,943	6,222
Long-term debt	1,495	1,494
Deferred income taxes	95	115
Other liabilities	803	674
Total Liabilities	8,336	8,505
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000,000,000 shares, 1,368,854,797 and 1,352,378,383 shares issued and 1,101,756,990 and 1,115,369,640 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200,000,000 shares, 22,556,445 and 37,192,165 issued and outstanding, respectively	—	—
Additional paid-in-capital	3,973	3,876
Class A treasury stock, at cost, 267,097,807 and 237,008,743 shares, respectively	(12,713)	(9,995)
Retained earnings	15,543	13,169
Accumulated other comprehensive income (loss)	(536)	(260)
Total Stockholders’ Equity	6,267	6,790
Non-controlling interests	31	34
Total Equity	6,298	6,824
Total Liabilities and Equity	$14,634	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net Revenue	$2,530	$2,490	$7,150	$7,030
Operating Expenses
General and administrative	883	784	2,343	2,180
Advertising and marketing	184	203	502	525
Depreciation and amortization	94	83	273	237
Provision for litigation settlement	—	—	61	—
Total operating expenses	1,161	1,070	3,179	2,942
Operating income	1,369	1,420	3,971	4,088
Other Income (Expense)
Investment income	5	8	20	21
Interest expense	(15)	(11)	(49)	(32)
Other income (expense), net	(7)	1	(9)	(5)
Total other income (expense)	(17)	(2)	(38)	(16)
Income before income taxes	1,352	1,418	3,933	4,072
Income tax expense	375	403	1,015	1,256
Net Income	$977	$1,015	$2,918	$2,816

Basic Earnings per Share	$0.86	$0.88	$2.57	$2.41
Basic Weighted-Average Shares Outstanding	1,130	1,157	1,136	1,169
Diluted Earnings per Share	$0.86	$0.87	$2.56	$2.40
Diluted Weighted-Average Shares Outstanding	1,133	1,160	1,139	1,172

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net Income	$977	$1,015	$2,918	$2,816
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	(274)	(300)	(262)

Defined benefit pension and other postretirement plans	40	—	53	2
Income tax effect	(15)	—	(19)	—
Defined benefit pension and other postretirement plans, net of income tax effect	25	—	34	2

Investment securities available-for-sale	(3)	(8)	(10)	(14)
Income tax effect	—	2	—	4
Investment securities available-for-sale, net of income tax effect	(3)	(6)	(10)	(10)

Other comprehensive income (loss), net of tax	(44)	(280)	(276)	(270)
Comprehensive Income	$933	$735	$2,642	$2,546

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2014	$6,824	$13,169	$(260)	$—	$—	$3,876	$(9,995)	$34
Net income	2,918	2,918	—	—	—	—	—	—
Activity related to non-controlling interests	(3)	—	—	—	—	—	—	(3)
Other comprehensive income (loss), net of tax	(276)	—	(276)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.48 per share	(544)	(544)	—	—	—	—	—	—
Purchases of treasury stock	(2,724)	—	—	—	—	—	(2,724)	—
Share-based payments	103	—	—	—	—	97	6	—
Balance at September 30, 2015	$6,298	$15,543	$(536)	$—	$—	$3,973	$(12,713)	$31

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating Activities
Net income	$2,918	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	560	513
Depreciation and amortization	273	237
Share-based payments	1	(43)
Deferred income taxes	18	(80)
Other	33	24
Changes in operating assets and liabilities:
Accounts receivable	(27)	(96)
Income taxes receivable	(83)	(12)
Settlement due from customers	78	86
Prepaid expenses	(704)	(610)
Accrued litigation and legal settlements	(60)	(97)
Accounts payable	(31)	(39)
Settlement due to customers	(192)	(124)
Accrued expenses	1	60
Net change in other assets and liabilities	219	47
Net cash provided by operating activities	3,004	2,682
Investing Activities
Purchases of investment securities available-for-sale	(862)	(1,977)
Purchases of other short-term investments held-to-maturity	(868)	—
Acquisition of businesses, net of cash acquired	(584)	(336)
Purchases of property, plant and equipment	(125)	(97)
Capitalized software	(124)	(75)
Proceeds from sales of investment securities available-for-sale	666	1,444
Proceeds from maturities of investment securities available-for-sale	476	1,322
(Increase) decrease in restricted cash for litigation settlement	(1)	184
Proceeds from maturities of investment securities held-to-maturity	576	—
Other investing activities	(7)	(17)
Net cash (used in) provided by investing activities	(853)	448
Financing Activities
Purchases of treasury stock	(2,725)	(3,231)
Proceeds from debt	—	1,487
Dividends paid	(548)	(388)
Tax benefit for share-based payments	40	53
Cash proceeds from exercise of stock options	25	23
Other financing activities	(8)	(39)
Net cash used in financing activities	(3,216)	(2,095)
Effect of exchange rate changes on cash and cash equivalents	(195)	(172)
Net (decrease) increase in cash and cash equivalents	(1,260)	863
Cash and cash equivalents - beginning of period	5,137	3,599
Cash and cash equivalents - end of period	$3,877	$4,462

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$625	$574
Fair value of liabilities assumed related to acquisitions	$41	$134
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
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. As of September 30, 2015 and December 31, 2014, there were no significant VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2015 presentation. In addition, for the three and nine months ended September 30, 2014, contra-revenue and general and administrative expenses were revised to correctly classify $13 million and $27 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of December 31, 2014. The consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2015 and 2014 activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Fair Value Measurements - In May 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that removes the requirement to make disclosures for certain investments that are measured at net asset value per share (or its equivalent). This standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company will early adopt the accounting guidance in the fourth quarter of 2015 and does not anticipate any impact on its consolidated financial statements, however, benefit plan disclosures will be impacted.
Debt Issuance Costs - In April 2015, the FASB issued accounting guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company will adopt the accounting guidance effective January 1, 2016 and does not anticipate that they will have a material impact on its consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenue Recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early application is permitted as of the original effective date, December 31, 2016. The Company is in the process of evaluating the potential effects of this guidance.
Note 2. Acquisitions
In the nine months ended September 30, 2015, the Company acquired two businesses for $609 million in cash. For these businesses acquired, the Company recorded $465 million as goodwill representing the preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired.
The Company acquired eight businesses in 2014, five of which were acquired in the nine months ended September 30, 2014. In 2014, two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $575 million, primarily paid in cash, of which $389 million was related to the acquisitions in the nine months ended September 30, 2014. Through September 30, 2015, the Company recorded $507 million as goodwill for businesses acquired in 2014 representing the final and preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired. A portion of the goodwill is expected to be deductible for local tax purposes.
The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Numerator:
Net income	$977	$1,015	$2,918	$2,816
Denominator:
Basic weighted-average shares outstanding	1,130	1,157	1,136	1,169
Dilutive stock options and stock units	3	3	3	3
Diluted weighted-average shares outstanding [1]	1,133	1,160	1,139	1,172
Earnings per Share:
Basic	$0.86	$0.88	$2.57	$2.41
Diluted	$0.86	$0.87	$2.56	$2.40

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Except for the reclassification of U.S. government securities from Level 2 to Level 1, there were no transfers made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2015.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2015
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$56	$—	$56
U.S. government and agency securities [2]	22	45	—	67
Corporate securities	—	648	—	648
Asset-backed securities	—	60	—	60
Other	3	71	—	74
Total	$25	$880	$—	$905

	December 31, 2014
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$135	$—	$135
U.S. government and agency securities [2]	85	114	—	199
Corporate securities	—	618	—	618
Asset-backed securities	—	178	—	178
Other	13	56	—	69
Total	$98	$1,101	$—	$1,199
1 During 2015, U.S. government securities were reclassified from Level 2 to Level 1 due to a reassessment of the availability of quoted prices. Prior period amounts have been revised to conform to the 2015 presentation.
2 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $541 million and $540 million at September 30, 2015 and December 31, 2014, which would be included in Level 1 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 11 (Legal and Regulatory Proceedings) for further details.
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
Investments on the Consolidated Balance Sheet include both available-for-sale and held-to-maturity securities. Available-for-sale securities are measured at fair value on a recurring basis and are included in the Valuation Hierarchy table above. Held-to-maturity securities are made up of time deposits with maturities of greater than three months and less than one year and are classified as Level 2 of the Valuation Hierarchy, but are not included in the table above due to their non-recurring nature. At September 30,

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2015 and December 31, 2014, the cost, which approximates fair value, of the Company’s held-to-maturity securities was $364 million and $70 million, respectively.
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At September 30, 2015 and December 31, 2014, the carrying value and fair value of long-term debt was $1.5 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2015 and December 31, 2014, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$56	$—	$—	$56
U.S. government and agency securities	67	—	—	67
Corporate securities	650	—	(2)	648
Asset-backed securities	60	—	—	60
Other	50	2	(15)	37
Total	$883	$2	$(17)	$868

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$135	$—	$—	$135
U.S. government and agency securities	199	—	—	199
Corporate securities	619	—	(1)	618
Asset-backed securities	178	—	—	178
Other	41	1	(4)	38
Total	$1,172	$1	$(5)	$1,168
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
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2015 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$264	$264
Due after 1 year through 5 years	596	594
Due after 5 years through 10 years	—	—
Due after 10 years	7	7
No contractual maturity [1]	16	3
Total	$883	$868
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Gross realized gains and losses
Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the nine months ended September 30, 2015 and 2014 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$347	$260
Prepaid income taxes	273	237
Other	223	174
Total prepaid expenses and other current assets	$843	$671
Other assets consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$746	$556
Nonmarketable equity investments	234	245
Prepaid income taxes	368	407
Income taxes receivable	174	89
Other	97	88
Total other assets	$1,619	$1,385
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
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Customer and merchant incentives	$1,695	$1,433
Personnel costs	377	531
Advertising	69	154
Income and other taxes	158	105
Other	213	216
Total accrued expenses	$2,512	$2,439
In the fourth quarter of 2014, a severance charge of $87 million was recorded in general and administrative expenses. The Company restructured its organization to align with its strategic priorities and to best meet the Company’s continued growth. The Company is substantially complete with these restructuring activities. As of September 30, 2015 and December 31, 2014, personnel costs included an accrual of $36 million and $84 million, respectively, related to this severance charge. The decrease in the balance was primarily due to payments and lower than expected severance actions.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2015 and December 31, 2014, the Company’s provision related to U.S. merchant litigations was $711 million and $771 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. As of September 30, 2015, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
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
In December 2014, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”). This program became effective in January 2015 at the completion of the Company’s December 2013 Share Repurchase Program.
The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	February 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$2,000	$9,250
Dollar value of shares repurchased during the nine months ended September 30, 2014	$—	$3,070	$161	$3,231
Remaining authorization at December 31, 2014	$3,750	$275	$—	$4,025
Dollar value of shares repurchased during the nine months ended September 30, 2015	$2,450	$275	$—	$2,725
Remaining authorization at September 30, 2015	$1,300	$—	$—	$1,300
Shares repurchased during the nine months ended September 30, 2014	—	40.5	1.9	42.4
Average price paid per share during the nine months ended September 30, 2014	$—	$75.96	$83.22	$76.30
Shares repurchased during the nine months ended September 30, 2015	27.0	3.2	—	30.2
Average price paid per share during the nine months ended September 30, 2015	$90.87	$84.31	$—	$90.16
Cumulative shares repurchased through September 30, 2015	27.0	45.8	31.1	103.9
Cumulative average price paid per share	$90.87	$76.42	$64.26	$76.53

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2013	$206	$(29)	$1	$178
Current period other comprehensive income (loss) [1,2]	(262)	2	(10)	(270)
Balance at September 30, 2014	$(56)	$(27)	$(9)	$(92)

Balance at December 31, 2014	$(230)	$(26)	$(4)	$(260)
Current period other comprehensive income (loss) [1,2,3]	(300)	34	(10)	(276)
Balance at September 30, 2015	$(530)	$8	$(14)	$(536)

1 During the nine months ended September 30, 2014, insignificant deferred costs related to the Company’s defined benefit pension and other post retirement plans were reclassified to general and administrative expenses. For the nine months ended September 30, 2015 and 2014 insignificant gains and losses on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to investment income.
2 During the nine months ended September 30, 2015 and 2014, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the devaluation of the euro.
3 During the nine months ended September 30, 2015, $41 million of deferred costs ($26 million after-tax) related to the Company’s defined benefit pension plan and other post retirement plans were reclassified to general and administrative expenses. These deferred costs are primarily due to the termination of the Company's U.S. defined benefit plan (See Note 14, Qualified U.S. Pension Plan).
Note 9. Share-Based Payments
During the nine months ended September 30, 2015, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Granted in 2015	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-qualified stock options	1,618	$17
Restricted stock units	1,218	$88
Performance stock units	130	$99
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Compensation expense is recorded net of estimated forfeitures over the shorter of the vesting period or the date the individual becomes eligible to retire under the LTIP. The Company uses the straight-line method of attribution over the requisite service period for expensing equity awards.
Note 10. Income Taxes
The effective income tax rates were 27.7% and 28.5% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates were 25.8% and 30.9% for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, the effective tax rate was lower than the comparable period in 2014, due to a larger repatriation benefit and a more favorable mix of taxable earnings, offset by a reduction in discrete benefits. For the nine months ended September 30, 2015, the effective tax rate was lower than the comparable period in 2014, due to a larger repatriation benefit, an increase in discrete benefits, primarily relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, and a more favorable mix of taxable earnings.
During the fourth quarter of 2014, in connection with an initiative to better align its legal entity and tax structure with its operational footprint outside the U.S., the Company recorded a deferred charge related to the income tax expense on intercompany profits. The deferred charge resulted from the transfer of intellectual property from Belgium to a related foreign entity in the United Kingdom. Management believes this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective tax rate. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on the Company’s consolidated balance sheet at September 30, 2015 in the amounts of $16 million and $368 million, respectively. The comparable amounts included in other current assets and other assets were $18 million and $407 million, respectively, at December 31, 2014, with the difference driven by changes in foreign exchange rates and current period amortization.
The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations.  The Company has effectively settled its U.S. federal income tax obligations through 2008. With limited exception, the Company is no longer subject to state and local or foreign examinations by taxing authorities for years before 2006.  Within the next three to six months, the Company believes that the favorable resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a reduction in unrecognized tax benefits may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further.
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
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. MasterCard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its No Surcharge Rule. Objections to the settlement were filed by both merchants and certain competitors, including Discover. Discover’s objections include a challenge to the settlement on the grounds that certain of the rule changes agreed to in the settlement constitute a restraint of trade in violation of Section 1 of the Sherman Act. The court granted final approval of the settlement in December 2013. Objectors to the settlement appealed the decision, and an oral argument was heard on the appeal in September 2015. Separately, the objectors filed a motion in July 2015 to set aside the approval order, contending that the merchant class was inadequately represented and the settlement was insufficient because a counsel for several individual merchant plaintiffs improperly exchanged communications with a defense counsel who at the time was representing MasterCard.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. As of September 30, 2015 and December 31, 2014, MasterCard had $541 million and $540 million, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  MasterCard has executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. As of September 30, 2015, MasterCard had accrued a liability of $711 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
The portion of the accrued liability relating to the opt-out merchants does not represent an estimate of a loss, if any, if the opt-out merchant matters were litigated to a final outcome, in which case MasterCard cannot estimate the potential liability. MasterCard’s estimate involves significant judgment and may change depending on progress in settlement negotiations or depending upon decisions in any opt-out merchant cases. In addition, in the event that the merchant class litigation settlement approval is overturned, a negative outcome in the litigation could have a material adverse effect on MasterCard’s results of operations, financial position and cash flows.
Canada. In December 2010, a proposed class action complaint was commenced against MasterCard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in MasterCard’s favor) related to certain MasterCard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits containing similar allegations to the Quebec class action were commenced in British Columbia and Ontario against MasterCard, Visa and a number of large Canadian financial institutions. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. The Quebec suit was later amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. With respect to the status of the proceedings: (1) the Quebec suit has been stayed, (2) the Ontario suit is being temporarily suspended while the British Columbia suit proceeds, and (3) the British Columbia appellate court issued an order in August 2015 allowing several of the merchants’ claims to proceed on a class basis. Additional proposed class action complaints have been filed in Saskatchewan and Alberta with claims that largely mirror those in the British Columbia and Ontario suits. If the class action lawsuits are ultimately successful, negative decisions could have a significant adverse impact on the revenue of MasterCard’s Canadian customers and on MasterCard’s overall business in Canada and could result in substantial damage awards.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted MasterCard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Gross settlement exposure	$38,992	$41,729
Collateral held for settlement exposure	(3,531)	(3,415)
Net uncollateralized settlement exposure	$35,461	$38,314
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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $426 million and $465 million at September 30, 2015 and December 31, 2014, respectively, of which $336 million and $370 million at September 30, 2015 and December 31, 2014, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 13. Foreign Exchange Risk Management
The Company enters into foreign currency derivative contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than its functional currency. The Company may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than its functional currency. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.
The Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting guidance for derivative instruments and hedging activities. The Company records the change in the estimated fair value of the outstanding derivatives at the end of the reporting period on its consolidated balance sheet and consolidated statement of operations.
As of September 30, 2015, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	September 30, 2015		December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$105	$—	$47	$4
Commitments to sell foreign currency	702	36	614	27
Options to sell foreign currency	65	1	—	—
Balance sheet location:
Accounts receivable [1]		$41		$35
Other current liabilities [1]		(4)		(4)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Foreign currency derivative contracts
General and administrative	$35	$(53)	$57	$(79)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2015 and December 31, 2014, as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $81 million on the Company’s foreign currency derivative contracts outstanding at September 30, 2015 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Note 14. Qualified U.S. Pension Plan
During the three months ended September 30, 2015, the Company terminated its qualified U.S. defined benefit pension plan (the “Qualified Plan”). The Qualified Plan participants had the option to receive a lump sum distribution or to participate in an annuity with a third-party insurance company. As a result of this termination, the Company settled its obligation for $287 million, which resulted in a pension settlement charge of $79 million recorded in general and administrative expense during the three and nine months ended September 30, 2015.
Note 15. Subsequent Event
On October 21, 2015, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”), which expires on October 21, 2020. The Credit Facility amended and restated the Company’s prior credit facility. Borrowings under the Credit Facility are available in U.S. dollars and/or euros to provide liquidity for general corporate purposes. MasterCard had no borrowings under the Credit Facility at October 29, 2015 or the prior credit facility at September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2014 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2015. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (together, “MasterCard” or the “Company”), included elsewhere in this Report. For the three and nine months ended September 30, 2014, contra revenue and general and administrative expenses were revised to correctly classify $13 million and $27 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  This report on Form 10-Q contains non-GAAP financial measures that exclude the impact of the following special items (“Special Items”):

•
Qualified Plan Settlement Charge - for the three and nine months ended September 30, 2015, the Company recorded a settlement charge of $79 million ($50 million after tax or $0.04 per diluted share) relating to the termination of its qualified U.S. defined benefit pension plan in general and administrative expenses (the “Qualified Plan Settlement Charge”). See Note 14 (Qualified U.S. Pension Plan) for further discussion.

•
UK Merchant Litigation Settlement Provision - for the nine months ended September 30, 2015, the Company recorded a provision for a litigation settlement of $61 million ($44 million after tax or $0.04 per diluted share) relating to a merchant litigation in the U.K. (the “UK Merchant Litigation Settlement Provision”). See Note 11 (Legal and Regulatory Proceedings) for further discussion.

MasterCard excludes these Special Items because its management monitors significant one-time items separately from ongoing operations and evaluates ongoing performance without these amounts. MasterCard presents non-GAAP financial measures to enhance an investor’s understanding of MasterCard’s ongoing operating results and to facilitate meaningful comparison of its results between periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. See “Financial Results Overview” for the table that provides a reconciliation of the operating results and growth to the most directly comparable GAAP measure. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.
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
Financial Results Overview
We recorded net income of $977 million, or $0.86 per diluted share, and $2.9 billion, or $2.56 per diluted share, for the three and nine months ended September 30, 2015, respectively, versus net income of $1.0 billion, or $0.87 per diluted share, and $2.8 billion, or $2.40 per diluted share, for the three and nine months ended September 30, 2014, respectively. Net income decreased 4% and increased 4% for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014.
Excluding the impact of the Special Items we had adjusted net income of $1.0 billion, or $0.91 per adjusted diluted share, and $3.0 billion, or $2.64 per adjusted diluted share for the three and nine months ended September 30, 2015, respectively. Adjusted net income increased 1% for the three months ended September 30, 2015, versus the comparable period in 2014, due to higher net revenue, partially offset by the negative impact of foreign currency translation and the impact from acquisitions. Adjusted net income increased 7% for the nine months ended September 30, 2015, versus the comparable period in 2014, driven by higher net revenue and an improved effective tax rate, partially offset by the negative impact of foreign currency translation and the impact from acquisitions. Foreign currency translation had a negative impact to net income growth of 7 percentage points and 8 percentage points for the three and nine months ended September 30, 2015, or $(0.06) and $(0.16) per diluted share, versus the comparable periods in 2014, respectively. Acquisitions had a negative impact to net income growth of 2 and 3 percentage points for the three and nine months ended September 30, 2015, or $(0.02) and $(0.07) per diluted share, versus the comparable periods in 2014, respectively.
Our net revenue increased 2% for both the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives and the negative impact of foreign currency translation. Acquisitions contributed 1 and 2 percentage points to net revenue growth for the three and nine months ended September 30, 2015, respectively. For both the three and nine months ended September 30, 2015, our processed transactions increased 12% versus the comparable periods in 2014. Our volumes also increased 13% for both the three and nine months ended September 30, 2015, on a local currency basis, versus the comparable periods in 2014.

Operating expenses increased 9% and 8% for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014. Excluding the impact of the Special Items, adjusted operating expenses increased 1% and 3% for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014, primarily due to higher general and administrative expenses as a result of our acquisition activity, partially offset by the favorable impact of foreign currency translation. Acquisitions had a negative impact of 4 and 7 percentage points to the operating expense growth for the three and nine months ended September 30, 2015, respectively.
We generated net cash flows from operations of $3.0 billion for the nine months ended September 30, 2015, compared to $2.7 billion for the comparable period in 2014.
The following tables provide a summary of our operating results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Three Months Ended September 30, 2014	Percent Increase/(Decrease)
	September 30, 2015
	Actual	Special Items [1]	Non-GAAP	Actual	Actual	Special Items [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net Revenue	$2,530		$2,530	$2,490	2%		2%
Total operating expenses	$1,161	$(79)	$1,082	$1,070	9%	7%	1%
Operating income	$1,369	$79	$1,448	$1,420	(4)%	(6)%	2%
Operating Margin	54.1%		57.2%	57.0%

Income tax expense	$375	$29	$404	$403	(7)%	(7)%	—%
Effective Tax Rate	27.7%		28.2%	28.5%

Net Income	$977	$50	$1,027	$1,015	(4)%	(5)%	1%

Diluted Earnings per Share	$0.86	$0.04	$0.91	$0.87	(1)%	(5)%	5%
Diluted weighted-average shares outstanding	1,133		1,133	1,160	(2)%		(2)%

	Nine Months Ended			Nine Months Ended September 30, 2014	Percent Increase/(Decrease)
	September 30, 2015
	Actual	Special Items [1]	Non-GAAP	Actual	Actual	Special Items [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net Revenue	$7,150		$7,150	$7,030	2%		2%
Total operating expenses	$3,179	$(140)	$3,039	$2,942	8%	5%	3%
Operating income	$3,971	$140	$4,111	$4,088	(3)%	(3)%	1%
Operating Margin	55.5%		57.5%	58.1%

Income tax expense	$1,015	$45	$1,060	$1,256	(19)%	(4)%	(16)%
Effective Tax Rate	25.8%		26.0%	30.9%

Net Income	$2,918	$95	$3,013	$2,816	4%	(3)%	7%

Diluted Earnings per Share	$2.56	$0.08	$2.64	$2.40	7%	(3)%	10%
Diluted weighted-average shares outstanding	1,139		1,139	1,172	(3)%		(3)%

1 See Non-GAAP Financial Information for the respective impacts relating to the Special Items.
* Tables may not sum due to rounding.

Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% and 37% for the three months ended September 30, 2015 and 2014, respectively, and 39% for both the nine months ended September 30, 2015 and 2014. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. For the three and nine months ended September 30, 2015, as compared to the same periods in 2014, the U.S. dollar strengthened against both the euro and the Brazilian real. For the three months ended September 30, 2015, the euro and the Brazilian real devalued against the U.S. dollar by 16% and 35%, respectively, versus the comparable periods in 2014. For the nine months ended September 30, 2015, the euro and the Brazilian real devalued against the U.S. dollar by 18% and 27%, respectively, versus the comparable periods in 2014. The net foreign currency impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real negatively impacted net income by 7 percentage points for both the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, net revenue was negatively impacted by 6 percentage points for both periods and operating expenses were favorably impacted by 4 percentage points for both periods.
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus European local currencies. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2015, as compared to the same periods in 2014, GDV on a U.S. dollar converted basis remained flat and increased 1%, respectively, while GDV on a local currency basis grew 13% for both periods. The Company attempts to manage the impact from these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report.
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
Revenue Analysis
In the three and nine months ended September 30, 2015, gross revenue increased $210 million and $596 million, respectively, or 6% for both periods, versus the comparable periods in 2014. Gross revenue growth in the three and nine months ended September 30, 2015 was driven by an increase in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives, in the three and nine months ended September 30, 2015, increased $170 million and $476 million, or 20% for both periods, respectively, versus the comparable periods in 2014 primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 2% for both the three and nine months ended September 30, 2015, versus the comparable periods in 2014. For the three and nine months ended September 30, 2015, acquisitions contributed 1 and 2 percentage points, respectively, while foreign currency translation had a negative impact of 6 percentage points for both periods to net revenue growth. During both the three and nine months ended September 30, 2015, our GDV increased 13% on a local currency basis while our processed transactions increased 12% for both periods.

The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	—%	13%	11%	12%	1%	13%	11%	13%
Asia Pacific/Middle East/Africa	3%	14%	17%	17%	6%	15%	15%	18%
Canada	(2)%	18%	—%	5%	1%	17%	(1)%	6%
Europe	(6)%	17%	10%	12%	(7)%	16%	12%	13%
Latin America	(15)%	16%	9%	14%	(9)%	15%	5%	14%
United States	8%	8%	8%	8%	7%	7%	8%	8%
Cross-border Volume [1]		16%		15%		17%		16%
Processed Transactions		12%		10%		12%		12%
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

The significant components of our net revenue for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
Domestic assessments	$1,028	$1,003	3%	$3,019	$2,949	2%
Cross-border volume fees	880	835	5%	2,381	2,280	4%
Transaction processing fees	1,140	1,041	9%	3,197	2,972	8%
Other revenues	501	460	9%	1,393	1,193	17%
Gross revenue	3,549	3,339	6%	9,990	9,394	6%
Rebates and incentives (contra-revenue)	(1,019)	(849)	20%	(2,840)	(2,364)	20%
Net revenue	$2,530	$2,490	2%	$7,150	$7,030	2%
The following tables provide a summary of the primary drivers of net revenue growth in the three and nine months ended September 30, 2015 versus the three and nine months ended September 30, 2014:

	Three Months Ended September 30,
	Volume		Foreign Currency [1]		Other				Total
	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	13%	11%	(7)%	—%	(3)%	[2]	(3)%	[2]	3%	8%
Cross-border volume fees	14%	13%	(5)%	—%	(4)%		—%		5%	13%
Transaction processing fees	11%	9%	(7)%	—%	5%		4%		9%	13%
Other revenues	**	**	(6)%	—%	15%	[3]	38%	[3]	9%	38%
Rebates and incentives	7%	9%	(7)%	—%	20%	[4]	10%	[4]	20%	19%

Net revenue	12%	10%	(6)%	—%	(4)%		3%		2%	13%

	Nine Months Ended September 30,
	Volume		Foreign Currency [1]		Other				Total
	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	12%	12%	(6)%	—%	(4)%	[2]	(3)%	[2]	2%	9%
Cross-border volume fees	15%	14%	(5)%	1%	(6)%		—%		4%	15%
Transaction processing fees	11%	12%	(6)%	—%	3%		2%		8%	14%
Other revenues	**	**	(7)%	1%	24%	[3]	27%	[3]	17%	28%
Rebates and incentives	8%	8%	(7)%	—%	19%	[4]	8%	[4]	20%	16%

Net revenue	12%	12%	(6)%	—%	(4)%		1%		2%	13%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
3 Acquisitions contributed 3 percentage points and 9 percentage points of growth for the three and nine months ended September 30, 2015, respectively, and contributed 15 percentage points and 6 percentage points of growth for the three and nine months ended September 30, 2014, respectively. Additionally there are impacts from consulting fees, fraud service fees and other payment-related products and services.
4 Includes the impact from timing of new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses and provisions for litigation settlements. Operating expenses increased $91 million and $237 million, or 9% and 8%, for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014.
Excluding the impact of the Special Items, adjusted operating expenses increased $12 million and $97 million, or 1% and 3% for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014. For the three months ended September 30, 2015, adjusted operating expenses increased primarily due to higher general and administrative expenses as a result of acquisition activity, partially offset by the favorable impact of foreign currency translation. For the nine months ended September 30, 2015, adjusted operating expenses increased primarily due to higher general and administrative expenses as a result of acquisition activity and higher data processing costs, partially offset by the favorable impact of foreign currency translation and gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement. For the three and nine months ended September 30, 2015, acquisitions had a negative impact of 4 percentage points and 7 percentage points, respectively, while foreign currency translation had a favorable impact of 4 percentage points, for both periods, on the operating expenses growth. The components of operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
General and administrative	$883	$784	13%	$2,343	$2,180	7%
Advertising and marketing	184	203	(10)%	502	525	(4)%
Depreciation and amortization	94	83	14%	273	237	15%
Provision for litigation settlement	—	—	**	61	—	**
Total operating expenses	1,161	1,070	9%	3,179	2,942	8%
Special Items	(79)	—		(140)	—
Total non-GAAP operating expenses (excluding Special Items)	$1,082	$1,070	1%	$3,039	$2,942	3%
** Not meaningful
General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2015 increased $99 million and $163 million, or 13% and 7%, respectively, versus the comparable periods in 2014.

Excluding the impact of the Special Items, adjusted general and administrative expenses increased $20 million or 3% for the three months ended September 30, 2015 versus the comparable period in 2014, primarily due to acquisition activity, partially offset by the favorable impact of foreign currency translation. For the nine months ended September 30, 2015, adjusted general and administrative expenses increased $84 million or 4%, versus the comparable period in 2014, primarily due to acquisition activity and higher data processing costs, partially offset by the favorable impact of foreign currency translation and gains associated with foreign exchange activity for derivative contracts and balance sheet remeasurement. For the three and nine months ended September 30, 2015, acquisitions had a negative impact of 4 and 8 percentage points, respectively, while foreign currency translation had a favorable impact of 3 percentage points for both periods. The significant components of our general and administrative expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014		2015	2014
	(in millions, except percentages)
Personnel	$584	$511	15%	$1,540	$1,446	6%
Professional fees	76	74	4%	199	195	2%
Data processing and telecommunications	90	70	28%	255	196	30%
Foreign exchange activity	(12)	(18)	**	(80)	(20)	**
Other	145	147	(1)%	429	363	18%
General and administrative expenses	883	784	13%	2,343	2,180	7%
Special Items	(79)	—		(79)	—
Non-GAAP general and administrative expenses (excluding Special Items)	$804	$784	3%	$2,264	$2,180	4%
** Not meaningful

•
Personnel expense includes the Qualified Plan Settlement Charge of $79 million, which increased personnel expenses by 15% and 5%, respectively, for three and nine months ended September 30, 2015 versus comparable periods in 2014. The remainder of the change is driven by an increase in the number of employees from our acquired businesses, partially offset by improved cost controls and the favorable impact from foreign currency translation.

•	Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. These expenses increased due to capacity growth of our business and higher third party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize. During the nine months ended September 30, 2015, we recorded higher gains on derivative contracts due to foreign exchange rate movements and higher gains from the balance sheet remeasurement related primarily to the devaluation of the Venezuelan bolivar versus the comparable period in 2014.

•
Other expenses include costs to provide loyalty and rewards programs, travel and meeting expenses and rental expense for our facilities. Other expenses increased for the nine months ended September 30, 2015 versus the comparable period in 2014, primarily due to the impact of our acquisitions and expenses incurred to support strategic development efforts.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased for the three and nine months ended September 30, 2015 versus the comparable periods in 2014, mainly due to the favorable impact from foreign currency translation and the timing of media spend, partially offset by the timing of sponsorship promotions to support our strategic initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased $11 million and $36 million, or 14% and 15% for the three and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014. The increase in depreciation and amortization expense was primarily due to higher amortization of capitalized software costs associated with our acquisitions.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense for the three months ended September 30, 2015 increased primarily due to our share of equity losses from equity method investments and lower interest income. Total other expense for the nine months ended September 30, 2015 increased primarily due to higher interest expense related to our debt issuance in March 2014 versus the comparable period in 2014.
Income Taxes
The effective income tax rates were 27.7% and 28.5% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates were 25.8% and 30.9% for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, the effective tax rate was lower than the comparable period in 2014, due to a larger repatriation benefit and a more favorable mix of taxable earnings, offset by a reduction in discrete benefits. For the nine months ended September 30, 2015, the effective tax rate was lower than the comparable period in 2014, due to a larger repatriation benefit, an increase in discrete benefits, primarily relating to certain foreign taxes becoming eligible to be claimed as credits in the United States, and a more favorable mix of taxable earnings.
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
Within the next three to six months, we believe that the favorable resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a reduction in unrecognized tax benefits, may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further.
See Note 10 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion of these items.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, investments and credit available to the Company at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in billions)
Cash, cash equivalents and investments [1]	$5.1	$6.4
Unused line of credit [2]	3.0	3.0
1 Investments include available-for-sale securities and held-to-maturity securities. At September 30, 2015 and December 31, 2014 this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $541 million and $540 million, respectively.
2 The Company did not use any funds from the line of credit available during the periods presented.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.6 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively, or 71% and 42% of our total as of such dates. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2014 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31,

2014), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$3,004	$2,682
Net cash (used in) provided by investing activities	(853)	448
Net cash used in financing activities	(3,216)	(2,095)
Net cash provided by operating activities was $3.0 billion and $2.7 billion for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by operating activities grew by $322 million for the nine months ended September 30, 2015, versus the comparable period in 2014, due primarily to higher net income, higher customer incentives and the timing of receivables, partially offset by timing of customer settlements.
Net cash used in investing activities increased by $1.3 billion for the nine months ended September 30, 2015, versus the comparable period in 2014, due to lower net proceeds received from investments as compared to prior year, higher acquisitions in the current year and return of restricted cash for litigation settlements in the prior year.
Net cash used in financing activities increased by $1.1 billion for the nine months ended September 30, 2015, versus the comparable period in 2014, due to proceeds from the Company’s debt offering completed on March 31, 2014 and higher dividends paid in the current year, partially offset by lower repurchases of the Company’s Class A common stock in the current year.
The table below shows a summary of the balance sheet data at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in millions)
Balance Sheet Data:
Current assets	$9,625	$10,997
Current liabilities	5,943	6,222
Long-term liabilities	2,393	2,283
Equity	6,298	6,824
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
In September 2015, the Board of Directors of the Company authorized the issuance of up to $3.75 billion of commercial paper (“Commercial Paper Program”). Through October 29, 2015, the Company has not yet established the Commercial Paper Program, but intends to do so. In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) on October 21, 2015, which expires on October 21, 2020. The Credit Facility amended and restated the Company’s prior credit facility. The facility fee and borrowing cost under the Credit Facility are dependent upon the Company’s credit rating. Currently, the applicable facility fee is 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. MasterCard had no borrowings under the Credit Facility at October 29, 2015 or the prior credit facility at September 30, 2015.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA), which are substantially similar to the prior credit facility. MasterCard was in compliance in all material respects with the covenants of the prior credit facility as of September 30, 2015 and December 31, 2014. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
Borrowings under the Credit Facility and the Commercial Paper Program are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. In addition, for business continuity planning and related purposes, we may borrow and repay amounts under the Credit Facility from time to time.
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
On June 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on August 10, 2015 to holders of record on July 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $181 million.
On September 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable on November 9, 2015 to holders of record on October 9, 2015 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $180 million.
Aggregate payments for quarterly dividends totaled $548 million and $388 million for the nine months ended September 30, 2015 and 2014, respectively.

Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2014, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of our Class A common stock.  During January 2015, the Company exhausted its purchases under its December 2013 share repurchase program. As of October 22, 2015, the cumulative repurchases in 2015 by the Company under both its December 2013 share repurchase program and its December 2014 share repurchase program totaled approximately 31.8 million shares of its Class A common stock for an aggregate cost of approximately $2.9 billion at an average price of $90.31 per share of Class A common stock. As of October 22, 2015, the Company had approximately $1.2 billion remaining under its December 2014 share repurchase program.
The following table summarizes the Company's share repurchase authorizations of its Class A common stock through September 30, 2015, as well as historical purchases:

	Authorization Dates
	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$3,750	$3,500	$7,250
Remaining authorization at December 31, 2014	$3,750	$275	$4,025
Dollar value of shares repurchased during the nine months ended September 30, 2015	$2,450	$275	$2,725
Remaining authorization at September 30, 2015	$1,300	$—	$1,300
Shares repurchased during the nine months ended September 30, 2015	27.0	3.2	30.2
Average price paid per share during the nine months ended September 30, 2015	$90.87	$84.31	$90.16
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $81 million on our foreign currency derivative contracts outstanding at September 30, 2015 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s financial assets or liabilities at September 30, 2015 or December 31, 2014. In addition, there was no material equity price risk at September 30, 2015 or December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 29, 2015 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2015, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2015 and 2014 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
October 29, 2015

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
During the third quarter of 2015, MasterCard repurchased a total of approximately 9.9 million shares for $930 million at an average price of $93.55 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the third quarter of 2015 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	2,781,953	$94.84	2,781,953	$1,966,152,647
August 1 - 31	3,205,568	$94.89	3,205,568	$1,661,983,799
September 1 - 30	3,958,900	$91.55	3,958,900	$1,299,539,454
Total	9,946,421	$93.55	9,946,421
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
Item 6. Exhibits
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	October 29, 2015	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2015	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2015	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
$3,750,000,000 Amended and Restated Credit Agreement, dated as of October 21, 2015, among MasterCard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2015 (File No. 001-32877)).

10.2*
Second Amendment to Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of October 22, 2015, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto.

10.3*
Second Amendment to MasterCard Settlement and Judgment Sharing Agreement, dated as of October 22, 2015, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto.

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