Form 10-K
period 2015-12-31
MASTERCARD INC
filed 2016-02-12
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $103.7 billion. There is currently no established public trading market for the registrant’s Class B common stock, par value $0.0001 per share. As of February 4, 2016, there were 1,089,482,218 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share and 21,256,530 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

MASTERCARD INCORPORATED
FISCAL YEAR 2015 FORM 10-K ANNUAL REPORT

In this Report on Form 10-K (“Report”), references to the “Company,” “MasterCard,” “we,” “us” or “our” refer to the MasterCard brand generally, and to the business conducted by MasterCard Incorporated and its consolidated subsidiaries, including our operating subsidiary, MasterCard International Incorporated.
Forward-Looking Statements
This Report contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. When used in this Report, the words “believe”, “expect”, “could”, “may”, “would”, “will”, “trend” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements that relate to the Company’s future prospects, developments and business strategies.
Many factors and uncertainties relating to our operations and business environment, all of which are difficult to predict and many of which are outside of our control, influence whether any forward-looking statements can or will be achieved. Any one of those factors could cause our actual results to differ materially from those expressed or implied in writing in any forward-looking statements made by MasterCard or on its behalf, including, but not limited to, the following factors:

•	payments system-related legal and regulatory challenges (including interchange fees, surcharging and the extension of current regulatory activity to additional jurisdictions or products);

•	the impact of preferential or protective government actions;

•	regulation of privacy, data protection and security;

•	regulation to which we are subject based on our participation in the payments industry;

•	the impact of competition in the global payments industry (including disintermediation and pricing pressure);

•	the challenges relating to rapid technological developments and changes;

•	the impact of information security failures, breaches or service disruptions on our business;

•
issues related to our relationships with our customers (including loss of substantial business from significant customers, competitor relationships with our customers and banking industry consolidation);

•	the impact of our relationships with stakeholders, including issuers and acquirers, merchants and governments;

•	exposure to loss or illiquidity due to settlement guarantees and other significant third-party obligations;

•
the impact of global economic and political events and conditions, including global financial market activity, declines in cross-border activity; negative trends in consumer spending and the effect of adverse currency fluctuation;

•	reputational impact, including impact related to brand perception, account data breaches and fraudulent activity;

•	issues related to acquisition integration, strategic investments and entry into new businesses;

•	potential or incurred liability and limitations on business resulting from litigation; and

•	issues related to our Class A common stock and corporate governance structure.
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
A typical transaction on our network involves four participants in addition to us: cardholder (an individual who holds a card or uses another device enabled for payment), merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). We do not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of our branded cards. In most cases, cardholder relationships belong to, and are managed by, our financial institution customers.
We generate revenue by charging fees to issuers and acquirers for providing transaction processing and other payment-related products and services, as well as by assessing these customers based primarily on the dollar volume of activity, or gross dollar volume (“GDV”), on the cards and other devices that carry our brands.
Our Strategy
Our ability to grow our business is influenced by personal consumption expenditure growth, driving cash and check transactions toward electronic forms of payment, increasing our share in electronic payments and providing value-added products and services. We achieve our strategy by growing, diversifying and building our business.
Grow. We focus on growing our core businesses globally, including growing our credit, debit, prepaid and commercial products and solutions and increasing the number of payment transactions we process.
Diversify. We look to diversify our business by focusing on:

•
diversifying our customer base in new and existing markets by working with partners such as governments, merchants, large digital companies and other technology companies, mobile providers and other businesses;

•	encouraging use of our products and solutions in areas that provide new opportunities for electronic payments, such as transit and person-to-person transfers;

•	driving acceptance at small business merchants, including those who have not historically accepted electronic payments; and

•	broadening financial inclusion for the unbanked and underbanked.
Build. We build our business by:

•	taking advantage of the opportunities presented by the evolving ways consumers interact and transact as physical and digital payments converge; and

•	using our safety and security products and solutions, data analytics and loyalty solutions to add value.
We grow, diversify and build our business through a combination of organic growth and strategic investments, including acquisitions.
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue and increase preference for their MasterCard-branded products. We help merchants by delivering data-driven insights and other services to help them grow and create better and secure purchase experiences for consumers across physical and digital channels. We partner with large digital companies and other technology companies, mobile providers and telecommunication companies to support their digital payment solutions with our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay.
Recent Business and Legal/Regulatory Developments
Product Innovation. We have launched and extended products and platforms that take advantage of the growing digital economy (including the Internet of Things), where consumers are increasingly using technology to interact with merchants. Among our recent developments:

•
In 2015, we expanded the availability of MasterPass™, our global digital payments ecosystem. It provides an easy and secure way to shop by storing payment information in one convenient and secure place and enabling consumers to access that information to make a payment with a simple click or touch.

•
We are using our digital technologies and security protocols to develop solutions to make shopping and selling experiences on mobile devices (such as smartphones) simpler, faster and safer for both consumers and merchants. In 2015, we continued to enhance the suite of digital token services we offer through our MasterCard Digital Enablement Service (MDES). We also launched the MDES Express program, a commercial framework that provides financial institutions and digital participants (including large digital companies, merchants and other companies) the ability to quickly scale digital payment offerings to consumers, allowing connected devices to be used as a safe and secure way to pay for everyday shopping.

•	In 2015, we launched MasterCard Send™, a service that facilitates the delivery of funds via financial institutions from business to consumer and from consumers to consumers quickly and securely.
Safety and Security. Our focus on security is embedded in our products, our systems and our network, as well as our analytics to prevent fraud:

•
We continue to lead the migration to EMV®, the global standard for chip technology, to bring its fraud prevention benefits to our U.S. customers, consumers and merchants. In October 2015, we implemented a new liability hierarchy, making the issuer or merchant with the lowest level of security responsible for the financial impact of any fraudulent transactions they are involved with processing.

•	In 2015, we worked with customers to extend to consumers globally the benefit of “zero liability”, or no responsibility for counterfeit or lost card losses, in the event of fraud.

•	In 2015, we launched MasterCard Identity Check™, a suite of technology solutions that leverage biometrics to help authenticate a consumer’s identity.
Financial Inclusion. We are focused on addressing financial inclusion, reaching people without access to an electronic account that allows them to store and use money. In 2015, we worked with governments across several geographies to develop and roll out electronic payments solutions and social payment distribution mechanisms.
Acquisitions and Investments. In 2015, we acquired two new businesses focused on expanding our footprint and enhancing critical capabilities, including in the area of data analytics with the acquisition of Applied Predictive Technologies.
Legal and Regulatory. We operate in a dynamic and rapidly evolving legal and regulatory environment, with heightened regulatory and legislative scrutiny and other legal challenges, particularly with respect to interchange fees (as discussed below under “Our Operations and Network”). Recent developments include:

•
European Union - In 2015, the European Commission issued a statement of objections related to our interchange fees and central acquiring rules within the European Economic Area. The statement of objections preliminarily concludes that these practices have anticompetitive effects, and the European Commission has indicated it intends to seek fines if it confirms these conclusions. We would not expect the EC to impose fines if we agree to business practice changes that address the EC’s concerns. Also in 2015, the European Union adopted legislation regulating electronic payments issued and acquired within the European Economic Area, including:

➢
a cap on consumer credit and debit interchange fees of 30 basis points and 20 basis points, respectively (a significant reduction in fees to financial institutions), with the ability of EU member states to impose more restrictive domestic debit interchange levels;

➢	restrictions on our “honor all cards” rule with respect to products with different levels of interchange;

➢	a prohibition of surcharging by merchants for products that are subject to regulated interchange rates;

➢	the prohibition of rules that prevent a consumer from requesting a “co-badged” card (that is, a credit or debit card on which an issuer has put a competing brand); and

➢	the separation of brand and processing in terms of accounting, organization and decision making.

•
Russia - Effective in 2015, the Russian government amended its National Payments Systems laws to require all payment systems to process domestic transactions through a government-owned payment switch. As a result, all MasterCard domestic transactions in Russia are now processed by that system instead of MasterCard.

•
China - In 2015, People’s Bank of China shared preliminary regulations related to international networks’ ability to process domestic payments in China. The regulations, which could require a capital commitment and on-soil provisions for switching, data processing and acceptance, are expected to be finalized in 2016. While we await the final regulations, we continue to execute against our plans to have the infrastructure and technology ready in China to switch domestic Chinese transactions by the end of 2016. In the meantime, we are working to expand issuance and acceptance in the market.

•
Data Privacy - In 2015, the European Court of Justice invalidated the EU-U.S. Safe Harbor treaty that had permitted the transfer of personal data between the European Union and the United States. We have adopted an alternative method of data transfer compliance as a result of this ruling. The situation has not yet been fully resolved and we continue to monitor any other potential requirements that may result, up to and including the need to establish a data processing center in Europe.

Capital Structure. In 2015, we completed several key capital structure efforts as part of our capital planning, including entering into a $3.75 billion credit facility (replacing our previous facility), launching a commercial paper program and completing a euro-denominated bond issuance of 1.65 billion euros.
See Part I, Item 1A for a more detailed discussion of our legal and regulatory developments and risks.
Our Business
Our Operations and Network
We operate the MasterCard Network, our unique and proprietary global payments network that links issuers and acquirers around the globe to facilitate the processing of transactions, permitting MasterCard cardholders to use their cards and other payment devices at millions of merchants worldwide. Our network facilitates an efficient and secure means for merchants to receive payments, as well as convenient, quick and secure payment method for consumers and businesses that is accepted worldwide. We process transactions through our network for our issuer customers in more than 150 currencies in more than 210 countries and territories.

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
Commercial Product Reporting
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
Interchange Fees.  Interchange fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs consumers and merchants pay.  We do not earn revenues from interchange fees.  Generally, interchange fees are collected from acquirers and paid to issuers to reimburse the issuers for a portion of the costs incurred by them in providing services that benefit all participants in the system, including acquirers and merchants.  We or financial institutions establish “default interchange fees” that apply when there are no other established settlement terms in place between an issuer and an acquirer. We administer the collection and remittance of interchange fees through the settlement process.
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
Participation Standards. We establish, apply and enforce standards surrounding participation in the MasterCard payments system. We grant licenses that provide issuers, acquirers and other customers that meet specified criteria with certain rights, including access to the network and usage of cards and payment devices carrying our brands. As a condition of our licenses, issuers, acquirers and other customers agree to comply with our standards surrounding participation and brand usage and acceptance. We monitor areas of risk exposure and enforce our standards to combat fraudulent, illegal and brand-damaging activity. Issuers, acquirers and other customers are also required to report instances of fraud to us in a timely manner so that we can monitor trends and initiate action when appropriate.
Customer Risk Management. We guarantee the settlement of many of the transactions between our issuers and acquirers to ensure the integrity of our network. We refer to this as our settlement exposure. We do not, however, guarantee payments to merchants by their acquirer, or the availability of unspent prepaid cardholder account balances. As a guarantor of certain obligations of principal customers, we are exposed to customer credit risk arising from the potential financial failure of any principal customers of MasterCard, Maestro and Cirrus, and affiliate debit licensees. Principal customers participate directly in MasterCard programs and are responsible for the settlement and other activities of their sponsored affiliate customers. To minimize the contingent risk to MasterCard of a failure of a customer to meet its settlement obligations, we monitor the financial health of, economic and political operating environments of, and compliance with our standards by our customers. We employ various strategies to mitigate these risks.
Transaction Processing
Switching

•
Authorization, Clearing and Settlement. Through the MasterCard Network, we enable the routing of a transaction to the issuer for its approval, facilitate the exchange of financial transaction information between issuers and acquirers after a successfully conducted transaction, and help to settle the transaction by facilitating the exchange of funds between parties via settlement banks chosen by us and our customers.

•
Cross-Border and Domestic. The MasterCard Network switches transactions throughout the world when the merchant country and issuer country are different (cross-border transactions), providing cardholders with the ability to use, and merchants to accept, MasterCard cards and other payment devices across country borders. We also provide domestic (or intra-country) transaction switching services to customers in every region of the world, which allow issuers to facilitate payment transactions between cardholders and merchants within a particular country. We switch approximately half of all transactions using MasterCard and Maestro-branded cards, including most cross-border transactions. We switch the majority of MasterCard and Maestro-branded domestic transactions in the United States, United Kingdom, Canada, Brazil and a select number of other countries. Outside of these countries, most domestic transactions on our products are switched without our involvement.

Other Processing. We extend our processing capabilities in the payments value chain in various regions and across the globe with an expanded suite of offerings, including:

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

Programs and Solutions
We provide a wide variety of products and solutions that support payment products that customers can offer to their cardholders. These services facilitate transactions on the MasterCard Network among cardholders, merchants, financial institutions and governments in markets globally. The following chart provides GDV and number of cards featuring our brands in 2015 for select programs and solutions:

	Year Ended December 31, 2015		As of December 31, 2015
	GDV in billions	% of Total GDV	Cards in millions	Percentage Increase from December 31, 2014
MasterCard Branded Programs [1]
Consumer Credit	$2,077	46%	739	4%
Commercial Credit	374	8%	41	8%
Debit and Prepaid	2,112	46%	783	19%
1 Excludes Maestro and Cirrus cards and volume generated by those cards.
Consumer Credit and Charge. We offer a number of programs that enable issuers to provide consumers with cards that allow them to defer payment. These programs are designed to meet the needs of our customers around the world and address standard, premium and affluent consumer segments.
Debit. We support a range of payment products and solutions that allow our customers to provide consumers with convenient access to funds in deposit and other accounts. Our debit and deposit access programs can be used to make purchases and to obtain cash in bank branches, at ATMs and, in some cases, at the point of sale. Our branded debit programs consist of MasterCard (including standard, premium and affluent offerings), Maestro (the only PIN-based solution that operates globally) and Cirrus (our primary global cash access solution).
Prepaid. Prepaid programs involve a balance that is funded prior to use and can be accessed via a card or other payment device. We offer prepaid payment programs using any of our brands, which we support with processing products and services. Segments on which we focus include government programs such as Social Security payments, unemployment benefits and others; commercial programs such as payroll, health savings accounts, employee benefits and others; and consumer reloadable programs for individuals without formal banking relationships and non-traditional users of electronic payments.
We also provide prepaid program management services, primarily outside of the United States, that manage and enable switching and issuer processing for consumer and commercial prepaid travel cards for business partners such as financial institutions, retailers, telecommunications companies, travel agents, foreign exchange bureaus, colleges and universities, airlines and governments.
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
Payment Innovations. The continued adoption of mobile devices has resulted in the ongoing convergence of the physical and digital worlds, where consumers are increasingly seeking to use their payment accounts to pay when, where and how they want. Leveraging our global innovations capability, we are developing platforms, products and solutions that take advantage of this convergence and give us the opportunity to lead the transition to digital payments. We do this in a number of ways, including:

•
Creating Better Shopping and Selling Experiences. We are focused on offering digital solutions, such as our MasterPass digital payments ecosystem and MasterCard Digital Enablement Service (MDES) suite, and other products to make shopping and selling experiences simpler, faster and safer for both consumers and merchants. We also offer products that make it easier for merchants to accept payments and expand their customer base and are developing products and practices to facilitate acceptance via mobile devices.

•
Engaging with New Partners. We enable consumers to securely use their smartphones to make digital payments through numerous active partnerships with mobile leaders and large digital companies around the world. Through our Open API Services, developers can innovate and create applications using financial and data services offered through the MasterCard Developer Zone.

•
Facilitating Money Transfers and Personal Payments. We provide money transfer and global remittance solutions to enable our customers to facilitate consumers sending and receiving money quickly and securely domestically and around the world. We continue to enhance our personal payments platforms, providing financial institutions connected to our network with additional opportunities for their customers to send funds domestically and globally.

We also focus on developing the future of payments and delivering additional consumer shopping safety and convenience through MasterCard Labs, our global innovation and development arm. Our efforts include incubating various ideas and hosting thought-leadership events to spur the next generation of innovative payment products.
Safety and Security
We offer products and services to prevent, detect and respond to fraud and to ensure the safety of transactions made on MasterCard products. We work with issuers, merchants and governments to help develop standards for safe and secure transactions for the global payments system. We have worked with our financial institution customers to provide products to consumers globally with increased confidence through the benefit of “zero liability”, or no responsibility for counterfeit or lost card losses in the event of fraud.
Our products and solutions include:

•	internet authentication/verification solutions that leverage biometrics;

•	services assisting customers, merchants and third-party service providers in protecting against attacks and subsequent account data compromises; and

•	fraud detection and management products and services.
We have been leading the development of industry standards, working with many payments industry associations to ensure that payment security standards are put in place as part of our multi-layered approach to protect the global payments system. These efforts include evolving a roadmap for the migration to EMV and developing an industry-open standard for tokenization, which helps protect sensitive cardholder information for digital transactions by generating unique credentials to an identified and verified individual that may be used for a specific transaction. As of December 31, 2015, nearly 50% of all U.S.-issued MasterCard consumer credit and debit cards featured EMV technology and many merchants are turning on the chip capabilities in their terminals.
Value-Added Solutions
MasterCard Advisors. MasterCard Advisors is our global professional services group that provides proprietary analysis, data-driven consulting and marketing services solutions to help clients optimize, streamline and grow their businesses, as well as deliver value to consumers. With analyses based on billions of transactions processed globally, we leverage anonymized and aggregated information and a consultative approach to help financial institutions, merchants, media companies, governments and other organizations grow their businesses or otherwise achieve efficiencies.
Our information services group provides a suite of data analytics and products (including reports, benchmarks, models and insights) that enable our customers to make better business decisions. Our consulting services group combines professional problem-solving skills with payments expertise to provide solutions that address the challenges and opportunities of clients with respect to payments. The managed services group provides solutions to enable data-driven acquisition of accounts, activation of portfolios, conversion of cards, marketing promotions activities and other customer management services.
Loyalty and Rewards Solutions. We provide a scalable rewards platform that enables issuers to provide consumers with a variety of benefits and services, such as personalized offers and rewards, access to a global airline lounge network, global and local concierge services, individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center. For merchants, we provide targeted offers and rewards campaigns and management services for publishing offers, as well as opportunities for holders of co-brand or loyalty cards and rewards program members to obtain reward points faster. We support these services with program management capabilities.
Marketing
We manage and promote our brands through advertising, promotions and sponsorships, as well as digital, mobile and social media initiatives, in order to increase consumer preference for our brands and usage of our products.  We sponsor a variety of sporting, entertainment and charity-related marketing properties to align with consumer segments important to us and our customers. Our advertising plays an important role in building brand visibility, usage and overall preference among cardholders globally.  Our “Priceless®” advertising campaign, which has run in 53 languages in 112 countries worldwide, promotes MasterCard usage benefits and acceptance, markets MasterCard payment products and solutions and provides MasterCard with a consistent, recognizable message that supports our brand around the globe.  We have extended Priceless to create experiences through three platforms to drive brand preference - Priceless Cities® provides cardholders across all of our regions with access to special experiences and offers in various cities, Priceless Causes® provides cardholders with opportunities to support philanthropic causes, and Priceless Surprises® provides cardholders with unexpected and unique surprises.
Our Revenue Sources
We generate revenues by assessing our customers primarily based on GDV on the cards and other devices that carry our brands and from the fees we charge to our customers for providing transaction processing and other payment-related products and services. Our net revenues are classified into five categories: domestic assessment fees, cross-border volume fees, transaction processing fees, other revenues and rebates and incentives (contra-revenue).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues” in Part II, Item 7 for more detail about our revenue, GDV and processed transactions.
Intellectual Property
We own a number of valuable trademarks that are essential to our business, including MasterCard, Maestro and Cirrus, through one or more affiliates. We also own numerous other trademarks covering various brands, programs and services offered by MasterCard to support our payment programs. Trademark and service mark registrations are generally valid indefinitely as long as they are used and/or properly maintained. Through license agreements with our customers, we authorize the use of our trademarks in connection with our customers’ issuing and merchant acquiring businesses. In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, smart cards, contactless, mobile, electronic commerce, security systems and other matters, many of which are important to our business operations. Patents are of varying duration depending on the jurisdiction and filing date.
Competition
We compete in the global payments industry against all forms of payment including:

•	cash and checks;

•	card-based payments, including credit, charge, debit, ATM and prepaid products, as well as limited-use products such as private label;

•	contactless, mobile and e-commerce payments, as well as cryptocurrency; and

•	other electronic payments, including wire transfers, electronic benefits transfers, bill payments and automated clearing house payments (ACH).
We face a number of competitors both within and outside the global payments industry:

•	Cash and Check. Cash and check continue to represent the most widely used forms of payment, constituting approximately 85% of the world’s retail payment transactions.

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

•
Debit. We compete with ATM and point-of-sale debit networks in various countries, such as Interlink®, Plus® and Visa Electron® (owned by Visa Inc.), Star® (owned by First Data Corporation), NYCE® (owned by FIS) and Pulse® (owned by Discover) in the United States; Interac in Canada; EFTPOS in Australia; and Bankserv in South Africa. In addition, in many countries outside of the United States, local debit brands serve as the main domestic brands, while our brands are used mostly to enable cross-border transactions, which typically represent a small portion of overall transaction volume. Jurisdictions have also created domestic card schemes that are focused mostly on debit and driven by nationalism (including RuPay in India and MIR in Russia).

•
Three-Party Payments Networks. Our competitors include operators of proprietary three-party payments networks, such as American Express and Discover, which have direct acquiring relationships with merchants and direct issuing relationships with account holders. These competitors have certain competitive advantages over four-party payments systems such as ours. Among other things, these networks do not require formal interchange fees to balance payment system costs between the issuing and acquiring sides of their business, even though they have the ability to internally transfer costs in a manner similar to interchange fees. As a result, to date, operators of three-party payments networks have avoided some of the regulatory and litigation challenges we face.

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

•
Third-Party Processors. We face competition and potential displacement from transaction processors throughout the world, such as First Data Corporation and Total System Services, Inc., which are seeking to enhance their networks that link issuers directly with point-of-sale devices for payment transaction authorization and processing services.

•
Alternative Payments Systems and New Entrants. As the global payments industry becomes more complex, we may face increasing competition from emerging payment providers. Many of these providers have developed payments systems focused on online activity in e-commerce and mobile channels; however, they either have or may expand to other channels. These competitors include digital wallet providers (such as PayPal, Alipay and Amazon), mobile operator services, mobile phone-based money transfer and microfinancing services (such as mPesa), handset manufacturers and cryptocurrencies. We compete with these providers in some circumstances, but in some cases they may also be our customers or partner with us.

•
Value-Added Solutions. We face competition from companies that provide alternatives to our value-added solutions, including information services and consulting firms that provide consulting services and insights to financial institutions, as well as companies that compete against us as providers of loyalty and program management solutions.

Our competitive advantages include:

•	our globally recognized brands;

•	our highly adaptable network that we believe is the world’s fastest;

•	our adoption of innovative products and digital solutions;

•	our MasterPass global digital payments ecosystem;

•	the safety and security solutions embedded in our network;

•	our MasterCard Advisors group dedicated solely to the payments industry; and

•	our ability to serve a broad array of participants in global payments due to our expanded on-soil presence in individual markets and a heightened focus on working with governments.

Government Regulation
General. Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the many countries in which our cards and payment devices are used. See “Risk Factors” in Part I, Item 1A for more detail and examples.
Interchange Fees. Interchange fees associated with four-party payments systems like ours are being reviewed or challenged in various jurisdictions around the world via legislation to regulate interchange fees, competition-related regulatory proceedings, central bank regulation and litigation. For more detail, see our risk factors in “Risk Factors-Payments System Legal and Regulatory Challenges” in Part I, Item 1A. Also see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8.
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
Preferential or Protective Government Actions. Some governments have taken actions to provide resources, preferential treatment or other protection to selected domestic payments and processing providers, as well as create their own national providers.
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
Data Protection and Information Security.  Aspects of our operations or business are subject to privacy and data protection laws in the United States, the European Union and elsewhere.  For example, in the United States, we and our customers are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act that require the maintenance of a written, comprehensive information security program. Due to constant changes to the nature of data, regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy and data protection. In addition, the interpretation and application of these privacy and data protection laws in the United States, Europe and elsewhere are often uncertain and in a state of flux.  This includes the recent ruling by the European Court of Justice that invalidated the EU-U.S. Safe Harbor treaty and the newly announced EU-U.S. Privacy Shield.
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
Economic Sanctions.  We are subject to regulations imposed by the U.S. Office of Foreign Assets Control (“OFAC”) restricting financial transactions and other dealings with Crimea, Cuba, Iran, North Korea, Syria and Sudan and with persons and entities included in OFAC’s list of Specially Designated Nationals and Blocked Persons (the “SDN List”). Iran, Syria and Sudan have been identified by the U.S. State Department as terrorist-sponsoring states.  We have no offices, subsidiaries or affiliated entities located in these countries or in the Crimea region and do not license financial institutions domiciled there.  We have established a risk-based compliance program that includes policies, procedures and controls that are designed to prevent us from having business dealings with prohibited countries, regions, individuals or entities. This includes obligating issuers and acquirers to screen cardholders and merchants, respectively, against the SDN list.
Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau has significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment and similar products.

Central Bank Oversight. Several central banks or similar regulatory bodies around the world that have increased, or are seeking to increase, their formal oversight of the electronic payments industry are in some cases considering designating them as “systemically important payment systems” or “critical infrastructure.” This includes the Financial Stability Oversight Council (“FSOC”) in the United States. Such systems will be subject to new regulation, supervision and examination requirements. To date, MasterCard has not been designated “systemically important.”
Issuer Practice Regulation. Our customers are subject to numerous regulations and investigations applicable to banks and other financial institutions in their capacity as issuers and otherwise, impacting MasterCard as a consequence. Such regulations and investigations have been related to campus cards, bank overdraft practices, fees issuers charge to cardholders and transparency of terms and conditions.
Regulation of Internet and Digital Transactions. Various jurisdictions have enacted or have proposed regulation related to internet transactions. For example, under the Unlawful Internet Gambling Enforcement Act in the United States, payment transactions must be coded and blocked for certain types of Internet gambling transactions. The legislation applies to payments system participants, including MasterCard and our U.S. customers, and is implemented through a federal regulation. We may also be impacted by evolving laws surrounding gambling, including fantasy sports. Jurisdictions are also considering regulatory initiatives in digital-related areas that could impact us, such as cyber-security, copyright and trademark infringement and privacy.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of issues that could impact us, including evolving laws surrounding marijuana, prepaid payroll cards, virtual currencies, payment card add-on products, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would impact our customers directly.
Seasonality
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” in Part II, Item 7.
Financial Information About Geographic Areas
See Note 21 (Segment Reporting) to the consolidated financial statements included in Part II, Item 8 for certain geographic financial information.
Employees
As of December 31, 2015, we employed approximately 11,300 persons, of which approximately 6,200 were employed outside of the United States.
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

ITEM 1A. RISK FACTORS

Risk Highlights
Legal and Regulatory
Payments Systems Challenges
Preferential or Protective Government Actions
Privacy, Data Protection and Security
Regulation Related to our Participation in the Payments Industry
Business
Competition and Technology
Information Security and Service Disruptions
Customer and Stakeholder Relationships
Settlement and Third-Party Obligation Risk

Payments Systems Legal and Regulatory Challenges
Global legal, regulatory and legislative focus on the payments industry may have a material adverse impact on our overall business and results of operations
Interchange fees are generally the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Although we do not earn revenues from interchange fees, they are a factor on which we compete with other payment providers and therefore an important determinant of the volume of transactions we see on our cards. We have historically set default interchange fees in the United States and certain other countries. In some jurisdictions, however, interchange fees and related practices are subject to regulatory activity and litigation that have limited our ability to establish default rates. Regulators and legislative bodies in a number of countries, as well as merchants, are seeking to reduce these fees through legislation, competition-related regulatory proceedings, central bank regulation and/or litigation.
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
Examples of activity related to interchange fees and payments systems include:

•
The European Union adopted legislation in 2015 regulating electronic payments issued and acquired within the European Economic Area, including caps on consumer credit and debit interchange fees and the separation of brand and processing. See “Business-Recent Business and Legal/Regulatory Developments” in Part I, Item 1 for more details.

•	The European Commission issued a Statement of Objections in July 2015 related to our interregional interchange fees and central acquiring rules within the European Economic Area.

•
Legislation regulating the level of domestic interchange fees has been enacted, or is being considered, in many jurisdictions. These jurisdictions include Australia, where the Reserve Bank of Australia has proposed further reductions to debit interchange, as well as interchange fee caps on commercial and cross-border transactions.

•
Several jurisdictions have created or granted authority to create new regulatory bodies that either have or would have the authority to regulate payment systems, including the United Kingdom and India (which have designated us as a payments system subject to regulation), as well as Brazil, Mexico and Russia.

Additionally, merchants are seeking to reduce interchange fees and impact acceptance rules through litigation. Such litigation includes individual and/or class action suits filed by merchants against MasterCard, Visa and our customers in the United States and Canada, as well as claims filed by retailers against MasterCard in the United Kingdom and other European jusrisdictions. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding litigation, proceedings and inquiries related to interchange fees.
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
Limitations on our ability to restrict merchant surcharging could materially and adversely impact our results of operations.
We have historically implemented policies, referred to as no-surcharge rules, in certain regions, including the United States, that prohibit merchants from charging higher prices to consumers who pay using MasterCard products instead of other means.  Authorities in several jurisdictions have acted to end or limit the application of these no-surcharge rules (or indicated interest in doing so). Additionally, pursuant to the terms of settlement of the U.S. merchant class litigation, we have modified our no-surcharge rules to permit U.S. merchants to surcharge credit cards, subject to certain limitations. It is possible that over time merchants in some or all merchant categories in these jurisdictions may choose to surcharge as permitted by the rule change. This could result in consumers viewing our products less favorably and/or using alternative means of payment instead of electronic products, which could result in a decrease in our overall transaction volumes, and which in turn could materially and adversely impact our results of operations.
Current regulatory activity could be extended to additional jurisdictions or products, which could materially and adversely affect our overall business and results of operations.
Regulators around the world increasingly look at each other’s approaches to the regulation of the payments and other industries. In some areas, such as interchange fees, we believe that regulators are increasingly cooperating on their approaches. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. For example, a decision in Europe related to interchange fees could increase the possibility of additional competition authorities in European member states opening interchange fee proceedings. Similarly, new laws and regulations in a country, state or region involving one product may cause lawmakers there to extend the regulations to another product. For example, regulations affecting debit transactions could lead to regulation of other products (such as credit).

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
Preferential or Protective Government Actions
Preferential and protective government actions related to domestic payment services could adversely affect our ability to maintain or increase our revenues.
Governments in some countries, such as China, Russia and India, have acted, or in the future may act, to provide resources, preferential treatment or other protection to selected national payment and processing providers, or have created, or may in the future create, their own national provider. This action may displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies, and may prevent us from competing effectively against those providers. For example:

•
Governments in some countries are considering, or may consider, regulatory requirements that mandate processing of domestic payments either entirely in that country or by only domestic companies. In particular, Russia has amended its National Payments Systems laws to require all payment systems to process domestic transactions through a government-owned payment switch. As a result, all MasterCard domestic transactions in Russia are now processed by that system instead of by MasterCard.

•
Regional groups of countries, such as the Gulf Cooperation Countries in the Middle East and a number of countries in South East Asia, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions.

Such developments would prevent, and in Russia have prevented, us from utilizing our global processing capabilities for domestic or regional customers. Our efforts to effect change in, or work with, these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.
Privacy, Data Protection and Security
Regulation of privacy, data protection and security could increase our costs, as well as negatively impact our growth.
We are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. These regulations could result in negative impacts to our business. As we continue to develop products and services to meet the needs of a changing marketplace, we may expand our information profile through the collection of additional data across multiple channels.  This expansion could amplify the impact of these regulations on our business.  Regulation of privacy and data protection and information security may require changes to our data practices in regard to the collection, use, disclosure or security of personal and sensitive information. In addition, due to the European Court of Justice’s recent invalidation of the Safe Harbor treaty, we may be subject to enhanced compliance and operational requirements in the European Union. Failure to comply with these laws, regulations and requirements could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business, as well as have an impact on our reputation.
New requirements in these areas, either from new regulations or laws or any additions or changes (as well as the manner in which they could be interpreted or applied) may also increase our costs and could impact aspects of our business such as fraud monitoring, the development of information-based products and solutions and technology operations.  In addition, these requirements may increase the costs to our customers of issuing payment products, which may, in turn, decrease the number of our cards and other payment devices that they issue. Moreover, due to recent account data compromise events at large, U.S.-based retailers, as well as the disclosure of the monitoring activities by certain governmental agencies, there has been heightened legislative and regulatory scrutiny around the world that could lead to further regulation and requirements. Any of these developments could materially and adversely affect our overall business and results of operations.

Regulation Related to Our Participation in the Payments Industry
Regulations affecting the global payments industry may materially and adversely affect our overall business and results of operations.
We are subject to regulations that affect the payments industry in the many jurisdictions in which our cards and other devices are used. In particular, many of our customers are subject to regulations applicable to banks and other financial institutions, and, consequently, we are at times affected by such regulations. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in the last several years. See “Business-Government Regulation” in Part I, Item 1 for a detailed description of such regulation and related legislation. Examples include:

•
Anti-Money Laundering and Economic Sanctions - We are subject to AML laws and regulations, including the USA Patriot Act in the United States, as well as the various economic sanctions programs administered by OFAC, including restrictions on financial transactions with certain countries and with persons and entities included on OFAC sanctions lists (including the SDN List). We have policies, procedures and controls designed to comply with applicable AML and OFAC sanctions requirements. We take measures to prevent transactions that do not comply with OFAC sanctions, including obligating our customers to screen cardholders and merchants against OFAC sanctions lists. However, despite these measures, it is possible that such transactions may be processed through our payments system. Activity such as money laundering or terrorist financing involving our cards could result in an enforcement action, and our reputation may suffer due to our customer’s association with those countries, persons or entities or the existence of any such transaction. Any enforcement action or reputational damage could reduce the use and acceptance of our products and/or increase our costs, and thereby have a material adverse impact on our business. In addition, geopolitical events and resulting OFAC sanctions could lead jurisdictions affected by those sanctions to take actions in response that could adversely affect our business.  For example, in response to the global sanctions imposed as a result of the Ukraine conflict, the Russian government amended its National Payments Systems laws requiring all payment systems to process domestic transactions through a government-owned payment switch.  There is a risk that in the future other jurisdictions (or their sympathizers) may take similar or other actions in response to sanctions that could negatively impact us.

•
Consumer Financial Protection Bureau (“CFPB”) - In the United States, the CFPB could regulate consumer financial products, including amending existing requirements or imposing new ones. The CFPB also has supervisory and independent examination authority as well as enforcement authority over certain financial institutions, their service providers, and other entities, which could include us due to our processing of credit, debit and prepaid transactions. It is not clear whether and/or to what extent the CFPB will regulate broader aspects of payment card networks.

•
Increased Central Bank Oversight - Several central banks or similar regulatory bodies around the world that have increased, or are seeking to increase, their formal oversight of the electronic payments industry are in some cases considering designating them as “systemically important payment systems” or “critical infrastructure.” If MasterCard were designated “systemically important” in a particular jurisdiction, it would be subject to new regulations relating to its payment, clearing and settlement activities, which could address areas such as risk management policies and procedures; collateral requirements; participant default policies and procedures; the ability to complete timely clearing and settlement of financial transactions; and capital and financial resource requirements.  Also, MasterCard could be required to obtain prior approval for changes to its system rules, procedures or operations that could materially affect the level of risk presented by that payments system.

•
Issuer Practice Legislation and Regulation - Our financial institution customers are subject to numerous regulations, which impact us as a consequence. Existing or new regulations in these or other areas may diminish the attractiveness of our products to our customers.

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

Competition
Substantial and increasingly intense competition worldwide in the global payments industry may materially and adversely affect our overall business and results of operations.
The global payments industry is highly competitive. Our payment programs compete against all forms of payment, including cash and checks; electronic, mobile and e-commerce payment platforms; cryptocurrencies; ACH payment services; and other payments networks, which can have several competitive impacts on our business:

•
Within the global general purpose payments industry, we face substantial and increasingly intense competition worldwide from systems such as Visa, American Express, Discover, UnionPay, JCB and PayPal among others.

•
In certain jurisdictions, including the United States, Visa has greater volume, scale and market share than we do, which may provide significant competitive advantages. Visa has also announced its purchase of Visa Europe, which will create a global company that may provide Visa with additional competitive advantages.

•
Some of our traditional competitors, as well as alternative payment service providers, may have substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have.

•	Our ability to compete may also be affected by the outcomes of litigation, competition-related regulatory proceedings, central bank activity and legislative activity.
Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate three-party payments systems with direct connections to both merchants and consumers. These competitors may derive competitive advantages from their business models:

•
Operators of three-party payments systems tend to have greater control over consumer and merchant customer service than operators of four-party payments systems such as ours, in which we must typically rely on our issuing and acquiring financial institution customers. Our inability to control end-to-end processing may put us at a competitive disadvantage by limiting our ability to introduce value-added programs and services that are dependent upon us processing the underlying transactions.

•
Even when competitors operate programs that utilize a four-party system, these competitors have generally not attracted the same level of regulatory or legislative scrutiny of their pricing and business practices as have operators of four-party payments systems such as ours.

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
Disintermediation from stakeholders both within and outside of the payments value chain could harm our business.
As the payments industry continues to develop and change, we face disintermediation and related risks, including:

•
Parties that process our transactions in certain countries may try to eliminate our position as an intermediary in the payment process. For example, merchants could process (and in some cases are processing) transactions directly with issuers. Additionally, processors could process transactions directly between issuers and acquirers. Large scale consolidation within processors could result in these processors developing bilateral agreements or in some cases processing the entire transaction on their own network, thereby disintermediating us.

•
Large digital companies and other technology companies that leverage our technology, platforms and network to deliver their products could develop platforms or networks that disintermediate us from digital payments and impact our ability to compete as physical and digital payments converge.

•
Competitors, customers, large digital and other technology companies, governments and other industry participants may develop products that compete with or replace value-added products and services we currently provide to support our transaction switching and payment offerings. These products could replace our own processing and payments offerings or could force us to change our pricing or practices for these offerings.

•
Participants in the payments industry may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.

Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.
Continued intense pricing pressure may materially and adversely affect our business and results of operations.
In order to increase transaction volumes, enter new markets and expand our MasterCard-branded cards and enabled payment devices, we seek to enter into business agreements with customers through which we offer incentives, pricing discounts and other support that promote our products. In order to stay competitive, we may have to increase the amount of these incentives and pricing discounts. Over the past several years, we have experienced continued pricing pressure. The demand from our customers for better pricing arrangements and greater rebates and incentives moderates our growth. We may not be able to continue our expansion strategy to process additional transaction volumes or to provide additional services to our customers at levels sufficient to compensate for such lower fees or increased costs in the future, which could materially and adversely affect our overall business and results of operations. In addition, increased pressure on prices increases the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives. We may not succeed in these efforts.
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
Technology
Rapid and significant technological developments and changes could negatively impact our results of operations or limit our future growth.
The payments industry is subject to rapid and significant technological changes, which can impact our business in several ways:

•
Technological changes, including continuing developments of technologies in the areas of smart cards and devices, contactless and mobile payments, e-commerce and cryptocurrency and block chain technology, could result in new technologies that may be superior to, or render obsolete, the technologies we currently use in our programs and services. Moreover, these changes could result in new and innovative payment methods and programs that could place us at a competitive disadvantage and that could reduce the use of MasterCard products.

•
We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. The inability of these companies to keep pace with technological developments, or the acquisition of these companies by competitors, could negatively impact MasterCard offerings.

•
Our ability to develop and adopt new services and technologies may be inhibited by industry-wide solutions and standards (such as those related to EMV, tokenization or other safety and security technologies), and by resistance from customers or merchants to such changes.

•	Our ability to develop evolving systems and products may be inhibited by any difficulty we may experience in attracting and retaining technology experts.

•
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

•
We work with large digital companies and other technology companies that use our technology to enhance payment safety and security and to deliver their payment-related products and services quickly and efficiently to consumers. Our inability to keep pace technologically could negatively impact the willingness of these customers to work with us, and could encourage them to use their own technology and compete against us.

We cannot predict the effect of technological changes on our business, and our future success will depend, in part, on our ability to anticipate, develop or adapt to technological changes and evolving industry standards. Failure to keep pace with these technological developments or otherwise bring to market products that reflect these technologies could lead to a decline in the use of our products, which could have a material adverse impact on our results of operations.
Information Security and Service Disruptions
Information security failures or breaches could disrupt our business, damage our reputation, increase our costs and cause losses.
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
Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain, as well as our cardholders, rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We routinely are subject to cyber-threats and our technologies, systems and networks have been subject to cyber-attacks. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers.
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
We maintain an information security program, a business continuity program and insurance coverage (each reviewed by our Board of Directors and its Audit Committee), and our processing systems incorporate multiple levels of protection, in order to address or otherwise mitigate these risks.  We also periodically test our systems to discover and address any potential vulnerabilities. Despite these mitigation efforts, there can be no assurance that we will be immune to these risks and not suffer losses in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of MasterCard and our role in the global payments and technology industries, our plans to continue to implement our digital and mobile channel strategies and develop additional remote connectivity solutions to serve our customers and cardholders when and how they want to be served, our global presence, our extensive use of third-

party vendors and future joint venture and merger and acquisition opportunities. As a result, information security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.  As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Any of the risks described above could materially adversely affect our overall business and results of operations.
Service disruptions that cause us to be unable to process transactions or service our customers could materially affect our results of operations.
Our transaction processing systems and other offerings may experience interruptions as a result of a disaster, including, but not limited to, technology malfunctions, fire, weather events, power outages, telecommunications disruptions, terrorism, workplace violence, accidents or other catastrophic events.  Our visibility in the global payments industry may also put us at greater risk of attack by terrorists, activists, or hackers who intend to disrupt our facilities and/or systems.  A disaster that occurs at, or in the vicinity of, our primary and/or back-up facilities in any global location could interrupt our services. Although we maintain a business continuity program to analyze risk, assess potential impacts, and develop effective response strategies, we cannot ensure that our business would be immune to these risks.
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
Customers
Losing a significant portion of business from one or more of our largest customers could lead to significant revenue decreases in the longer term, which could have a material adverse impact on our business and our results of operations.
Most of our customer relationships are not exclusive and may be terminated by our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Accordingly, our business agreements with these customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of relationships with our competitors, or for other reasons, or might not meet their contractual obligations to us.
In addition, a significant portion of our revenue is concentrated among our five largest customers. Loss of business from any of our large customers could have a material adverse impact on our overall business and results of operations.
Exclusive/near exclusive relationships certain customers have with our competitors may have a material adverse impact on our business.
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
Consolidation in the banking industry could materially and adversely affect our overall business and results of operations.
The banking industry has undergone substantial, accelerated consolidation in the past. Consolidations have included customers with a substantial MasterCard portfolio being acquired by institutions with a strong relationship with a competitor. If significant consolidation among customers were to continue, it could result in the substantial loss of business for us, which could have a material adverse impact on our business and prospects. In addition, one or more of our customers could seek to merge with, or acquire, one of our competitors, and any such transaction could also have a material adverse impact on our overall business. Consolidation could also produce a smaller number of large customers, which could increase their bargaining power and lead to lower prices and/or more favorable terms for our customers. These developments could materially and adversely affect our results of operations.

Stakeholders
Our failure to maintain our relationships with issuers and acquirers may materially and adversely affect our business.
While we work directly with many stakeholders in the payments system, including merchants, governments and large digital companies and other technology companies, we are, and will continue to be, significantly dependent on our relationships with our issuers and acquirers and their further relationships with cardholders and merchants to support our programs and services. We do not issue cards or other payment devices, extend credit to cardholders or determine the interest rates or other fees charged to cardholders using our products. Each issuer determines these and most other competitive payment program features. In addition, we do not establish the discount rate that merchants are charged for acceptance, which is the responsibility of our acquiring customers. As a result, our business significantly depends on the continued success and competitiveness of our issuing and acquiring customers and the strength of our relationships with them. In turn, our customers’ success depends on a variety of factors over which we have little or no influence. If our customers become financially unstable, we may lose revenue or we may be exposed to settlement risk. See our risk factor in “Risk Factors - Settlement Risk” in this Part I, Item 1A with respect to how we guarantee certain third-party obligations for further discussion.
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
Merchants’ continued focus on acceptance costs may lead to additional litigation and regulatory proceedings and increase our incentive program costs, which could materially and adversely affect our profitability.
Merchants are an important constituency in our payments system. We rely on both our relationships with them, as well as their relationships with our issuer and acquirer customers, to continue to expand the acceptance of our cards and payment devices. We also work with merchants to help them enable new sales channels, create better purchase experiences, improve efficiencies, increase revenues and fight fraud. In the retail industry, there is a set of larger merchants with increasingly global scope and influence. We believe that these merchants are having a significant impact on all participants in the global payments industry, including MasterCard. Some large merchants have supported the legal, regulatory and legislative challenges to interchange fees that MasterCard has been defending, including the U.S. merchant litigations. See our risk factor in this Part I, Item 1A with respect to payments industry regulation, including interchange fees. The continued focus of merchants on the costs of accepting various forms of payment, including in connection with the growth of digital payments, may lead to additional litigation and regulatory proceedings.
Merchants are also able to negotiate incentives from us and pricing concessions from our issuer and acquirer customers as a condition to accepting our payment cards and devices. As merchants consolidate and become even larger, we may have to increase the amount of incentives that we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. Additionally, if the rate of merchant acceptance growth slows our business could suffer.
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

Settlement and Third-Party Obligation Risk
Our role as guarantor exposes us to risk of loss or illiquidity.
As a guarantor of certain third-party obligations, including those of principal customers and affiliate debit licensees, we are exposed to risk of loss or illiquidity:

•
We may incur obligations in connection with transaction settlements if an issuer or acquirer fails to fund its daily settlement obligations due to technical problems, liquidity shortfalls, insolvency or other reasons.

•	If a principal customer or affiliate debit licensee of MasterCard is unable to fulfill its settlement obligations to other customers, we may bear the loss.

•
Although we are not obligated to do so, we may elect to keep merchants whole if an acquirer defaults on its merchant payment obligations, or to keep prepaid cardholders whole if an issuer defaults on its obligation to safeguard unspent prepaid funds.

Our gross settlement exposure for our brands was approximately $40 billion as of December 31, 2015.
While we believe that we have sufficient liquidity to cover a settlement failure by our largest customer on its peak day (including the availability of our revolving credit facility), are able to seek assignment of underlying receivables from a failed customer and may charge customers for settlement incurred during MasterCard’s ordinary course activities, the term and amount of our guarantee of obligations to principal customers is unlimited. As a result:

•
Concurrent settlement failures of more than one of our larger customers or of several of our smaller customers either on a given day or over a condensed period of time may exceed our available resources and could materially and adversely affect our overall business and liquidity.

•
Even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations.

These conditions subject us to increased risk that we may have to perform under our settlement guarantees. For more information on our settlement exposure and risk assessment and mitigation practices, see Note 19 (Settlement and Other Risk Management) to the consolidated financial statements included in Part II, Item 8.
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
Global Economic and Political Environment
Global financial market activity could result in a material and adverse impact on our overall business and results of operations.
Adverse economic trends (including distress in financial markets, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. The condition of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance. Such impact may include, but is not limited to, the following:

•	Our customers may

➢	restrict credit lines to cardholders or limit the issuance of new cards to mitigate increasing cardholder defaults,

➢	implement cost reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or greater cost stability, and

➢	default on their settlement obligations, including as a result of sovereign defaults, causing a liquidity crisis for our other customers.

•	Consumer spending can be negatively impacted by

➢	declining economies, foreign currency fluctuations and the pace of economic recovery, which can change cross-border travel patterns, on which a significant portion of our revenues is dependent, and

➢	low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high unemployment.

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
We process substantially all cross-border transactions using MasterCard, Maestro and Cirrus-branded cards and generate a significant amount of revenue from cross-border volume fees and transaction switching fees. Revenue from processing cross-border and currency conversion transactions for our customers fluctuates with cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border activity may be adversely affected by world geopolitical, economic, weather and other conditions. These include the threat of terrorism and outbreaks of flu, viruses and other diseases. Any such decline in cross-border activity could adversely affect our results of operations.
Negative trends in consumer spending could negatively impact our results of operations.
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
During 2015, approximately 61% of our revenue was generated from activities outside the United States. This revenue (and the related expense) could be transacted in a non-functional currency or valued based on a currency other than the functional currency of the entity generating the revenues. Resulting exchange gains and losses are included in our net income. Our risk management activities provide protection with respect to adverse changes in the value of only a limited number of currencies and are based on estimates of exposures to these currencies.
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

Reputational Impact
Brand perception may materially and adversely affect our overall business.
Our brands and their attributes are key assets of our business. The ability to attract consumers to our branded products and retain them depends upon the external perception of us and our industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory”. Additionally, large digital companies and other technology companies who are our customers use our network to build their own acceptance brands, which could cause consumer confusion and decrease the value of our brand. Moreover, adverse developments with respect to our industry or the industries of our customers may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny. We have also been pursuing the use of social media channels at an increasingly rapid pace. Under some circumstances, our use of social media, or the use of social media by others as a channel for criticism or other purposes, could also cause rapid, widespread reputational harm to our brands. Such perception and damage to our reputation could have a material and adverse effect to our overall business.
Account data breaches could adversely affect our reputation and results of operations.
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
In addition to reputational concerns, while most of the lawsuits resulting from account data breaches do not involve direct claims against us, we could face damage claims in various circumstances, which, if upheld, could materially and adversely affect our results of operations.
Fraudulent activity could damage our reputation and encourage regulatory intervention, which could reduce the use and acceptance of our cards and other payment devices.
Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as counterfeiting or other fraud. Cards that use magnetic-stripe technology, the most widely-used payment technology in the United States, continue to raise heightened vulnerabilities to fraud relative to other technologies due to the static nature of the information on the magnetic stripe. Fraud is also more likely to occur in transactions where the card is not present, such as online commerce, which constitutes an increasing percentage of transactions. In addition, as outsourcing and specialization become commonplace in the payments industry, there are more third parties involved in processing transactions using our cards. Increased fraud levels involving our cards, or misconduct or negligence by third parties processing or otherwise servicing our cards, could lead to regulatory intervention, such as enhanced security requirements, as well as damage to our reputation, which could reduce the use and acceptance of our cards or increase our compliance costs, and thereby have a material adverse impact on our business.
Acquisitions
Acquisitions, strategic investments or entry into new businesses could disrupt our business and harm our results of operations or reputation.
Although we may continue to make strategic acquisitions of, or acquire interests in joint ventures or other entities related to, complementary businesses, products or technologies, we may not be able to successfully partner with or integrate them. In addition, such an integration may divert management’s time and resources from our core business and disrupt our operations.

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
Litigation
Liabilities we may incur for any litigation that has been or may be brought against us could materially and adversely affect our results of operations.
We are a defendant on a number of civil litigations and regulatory proceedings and investigations, including among others, those alleging violations of competition and antitrust law and those involving intellectual property clams. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for more details regarding the allegations contained in these complaints and the status of these proceedings. In the event we are found liable in any material litigations or proceedings, particularly in the event we may be found liable in a large class-action lawsuit or on the basis of an antitrust claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, we could be subject to significant damages, which could have a material adverse impact on our overall business and results of operations.
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
Class A Common Stock and Governance Structure
Provisions in our organizational documents and Delaware law could be considered anti-takeover provisions and have an impact on change-in-control.
Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could be considered anti-takeover provisions, including provisions that could delay or prevent entirely a merger or acquisition that our stockholders consider favorable. These provisions may also discourage acquisition proposals or have the effect of delaying or preventing entirely a change in control, which could harm our stock price. For example, subject to limited exceptions, our amended and restated certificate of incorporation prohibits any person from beneficially owning more than 15% of any of the Class A common stock or any other class or series of our stock with general voting power, or more than 15% of our total voting power. In addition:

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
The Foundation’s substantial stock ownership, and restrictions on its sales, may impact corporate actions or acquisition proposals favorable to, or favored by, the other public stockholders.
As of February 4, 2016, the Foundation owned 115,446,594 shares of Class A common stock, representing approximately 10.6% of our general voting power. The Foundation may not sell or otherwise transfer its shares of Class A common stock prior to April

26, 2026, except to the extent necessary to satisfy its charitable disbursement requirements, for which purpose earlier sales are permitted. The directors of the Foundation are required to be independent of us and our customers. The ownership of Class A common stock by the Foundation, together with the restrictions on transfer, could discourage or make more difficult acquisition proposals favored by the other holders of the Class A common stock. In addition, because the Foundation is restricted from selling its shares for an extended period of time, it may not have the same interest in short or medium-term movements in our stock price as, or incentive to approve a corporate action that may be favorable to, our other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2015, MasterCard and its subsidiaries owned or leased 154 commercial properties. We own our corporate headquarters, a 472,600 square foot building located in Purchase, New York. There is no outstanding debt on this building. Our principal technology and operations center is a 528,000 square foot leased facility located in O’Fallon, Missouri. The term of the lease on this facility is 10 years, which commenced on March 1, 2009. Our leased properties in the United States are located in 9 states and in the District of Columbia. We also lease and own properties in 60 other countries. These facilities primarily consist of corporate and regional offices, as well as our operations centers.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Class A common stock trades on the New York Stock Exchange under the symbol “MA”. The following table sets forth the intra-day high and low sale prices for our Class A common stock for the four quarterly periods in each of 2015 and 2014. At February 4, 2016, the Company had 77 stockholders of record for its Class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held in “street name” by brokers.

	2015		2014
	High	Low	High	Low
First Quarter	$93.00	$79.82	$84.75	$71.75
Second Quarter	96.31	85.37	77.89	68.68
Third Quarter	99.18	74.61	79.22	73.64
Fourth Quarter	101.76	88.92	89.87	69.64
There is currently no established public trading market for our Class B common stock. There were approximately 344 holders of record of our Class B common stock as of February 4, 2016.
Dividend Declaration and Policy
During the years ended December 31, 2015 and 2014, we paid the following quarterly cash dividends per share on our Class A common stock and Class B Common stock:

	Dividend per Share
	2015	2014
First Quarter	$0.16	$0.11
Second Quarter	0.16	0.11
Third Quarter	0.16	0.11
Fourth Quarter	0.16	0.11
On December 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per share paid on February 9, 2016 to holders of record on January 8, 2016 of our Class A common stock and Class B common stock. On February 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.19 per share payable on May 9, 2016 to holders of record on April 8, 2016 of our Class A common stock and Class B common stock.
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
Issuer Purchases of Equity Securities
On December 2, 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”). This program became effective in January 2015. On December 8, 2015, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $4 billion of its Class A common stock (the “December 2015 Share Repurchase Program”). This program became effective in February 2016. We typically complete a share repurchase program before a new program becomes effective.

During the fourth quarter of 2015, MasterCard repurchased a total of approximately 8.1 million shares for $793 million at an average price of $97.43 per share of Class A common stock. The Company’s repurchase activity during the fourth quarter of 2015 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
October 1 – 31	1,912,149	$94.07	1,912,149	$1,119,663,418
November 1 – 30	2,837,992	$99.42	2,837,992	$837,513,192
December 1 – 31	3,388,704	$97.67	3,388,704	$4,506,532,273
Total	8,138,845	$97.43	8,138,845
1 Dollar value of shares that may yet be purchased under the December 2014 Share Repurchase Program and the December 2015 Share Repurchase Program is as of the end of the period.
ITEM 6. SELECTED FINANCIAL DATA
The statement of operations data presented below for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, were derived from the audited consolidated financial statements of MasterCard Incorporated included in Part II, Item 8. The statement of operations data presented below for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, were derived from audited consolidated financial statements not included in this Report. The data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our consolidated financial statements and notes thereto included in Part II, Item 8.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statement of Operations Data:
Net revenue	$9,667	$9,441	$8,312	$7,391	$6,714
Total operating expenses	4,589	4,335	3,809	3,454	4,001
Operating income	5,078	5,106	4,503	3,937	2,713
Net income	3,808	3,617	3,116	2,759	1,906
Basic earnings per share	3.36	3.11	2.57	2.20	1.49
Diluted earnings per share	3.35	3.10	2.56	2.19	1.48

Balance Sheet Data:
Total assets	$16,269	$15,329	$14,242	$12,462	$10,693
Long-term debt	3,287	1,494	—	—	—
Equity	6,062	6,824	7,495	6,929	5,877
Cash dividends declared per share	0.67	0.49	0.29	0.12	0.06
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (“MasterCard International”) (together, “MasterCard” or the “Company”), included elsewhere in this Report. Certain prior period amounts have been reclassified to conform to the 2015 presentation. For 2014 and 2013, net revenue and general and administrative expenses were revised to correctly classify $32 million and $34 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.

Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  This report on Form 10-K contains non-GAAP financial measures that exclude the impact of the following special items (“Special Items”):

•
U.S. Employee Pension Plan Settlement Charge - in 2015, the Company recorded a settlement charge of $79 million ($50 million after tax or $0.04 per diluted share) relating to the termination of its qualified U.S. defined benefit pension plan in general and administrative expenses. See Note 11 (Pension, Postretirement and Savings Plans) to the consolidated financial statements included in Part II, Item 8 for further discussion.

•
U.K. Merchant Litigation Settlement Provision - in 2015, the Company recorded a provision for a litigation settlement of $61 million ($44 million after tax or $0.04 per diluted share) relating to a merchant litigation in the U.K. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.

•
Provision for settlements relating to U.S. Merchant Litigations - in 2013, the Company recorded an incremental net charge of $95 million ($61 million after tax or $0.05 per diluted share) related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters. See Note 18 (Legal and Regulatory Proceedings) for further discussion to the consolidated financial statements included in Part II, Item 8.

MasterCard excludes these Special Items because its management monitors significant one-time items separately from ongoing operations and evaluates ongoing performance without these amounts. MasterCard presents non-GAAP financial measures to enhance an investor’s understanding of MasterCard’s ongoing operating results and to facilitate meaningful comparison of its results between periods. MasterCard’s management uses these non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. See “Overview” and “Financial Results” sections for the tables that provide a reconciliation of the operating results and growth to the most directly comparable GAAP measure. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.
Overview
We recorded net income of $3.8 billion, or $3.35 per diluted share in 2015 versus net income of $3.6 billion, or $3.10 per diluted share in 2014. Reported net income grew 5% in 2015 versus the comparable period in 2014.
Excluding the impact of the Special Items, we had adjusted net income of $3.9 billion, or $3.43 per adjusted diluted share in 2015. Adjusted net income increased 8% in 2015 versus the comparable period in 2014. The increase in adjusted net income was driven by:

•
Net revenue growth of 2%, primarily driven by increases across our revenue categories and the impact from acquisitions, which contributed 2 percentage points of growth, partially offset by higher rebates and incentives and the impact from foreign currency translation, which decreased growth by 6 percentage points. In 2015, our processed transactions increased 12% versus the comparable period in the prior year. In 2015, our gross dollar volumes increased 13% and our cross-border volume increased 16%, both on a local currency basis, versus the comparable period in the prior year, respectively.

•
Excluding the impact of Special Items, adjusted operating expenses in 2015 increased 3%, primarily due to higher general and administrative expenses as a result of acquisitions and higher data processing costs, partially offset by improved cost control initiatives and the favorable impact of foreign currency translation and transaction gains. Including the impact of Special Items, operating expenses increased 6% in 2015 versus the comparable period in 2014.

•
Total other expense increased to $120 million in 2015 versus $27 million for the comparable period in 2014, resulting from impairment charges taken on certain investments in 2015 and higher interest expense resulting from incremental debt issued in 2014 and 2015.

•
An improved effective tax rate of 23.2% in 2015 versus an effective tax rate of 28.8% in the comparable period in 2014, due to the recognition of discrete tax benefits in 2015 resulting from the favorable impact of settlements with tax authorities and the recognition of U.S. foreign tax credit benefits.

•	The net impact of foreign currency translation, from the devaluation of the euro and the Brazilian real, decreased 2015 net income growth by $230 million or 7 percentage points.
Other financial highlights for 2015 were as follows:

•	We generated net cash flows from operations of $4.0 billion in 2015, compared to $3.4 billion in 2014.

•
We acquired two businesses for $609 million, which focus on expanding our footprint and enhancing critical capabilities, including in the area of data analytics with the acquisition of Applied Predictive Technologies.

•	We completed a debt offering of €1.65 billion ($1.7 billion) and established a commercial paper program with authorization to issue up to $3.75 billion in outstanding notes.

•	We repurchased 38 million shares of our Class A common stock for $3.5 billion in 2015.
The following tables provide a summary of our operating results:

	For the Years Ended December 31,
	2015			2014	Percent Increase (Decrease)
	Actual	Special Items [1]	Non-GAAP	Actual[1]	Actual	Special Items [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net revenue	$9,667	$—	$9,667	$9,441	2%	—%	2%

Operating expenses	$4,589	$(140)	$4,449	$4,335	6%	3%	3%
Operating income	$5,078	$140	$5,218	$5,106	(1)%	(3)%	2%
Operating margin	52.5%		54.0%	54.1%

Income tax expense	$1,150	$45	$1,195	$1,462	(21)%	(3)%	(18)%
Effective income tax rate	23.2%		23.4%	28.8%

Net income	$3,808	$95	$3,903	$3,617	5%	(3)%	8%

Diluted earnings per share	$3.35	$0.08	$3.43	$3.10	8%	(3)%	11%
Diluted weighted-average shares outstanding	1,137		1,137	1,169	(3)%		(3)%

	For the Years Ended December 31,
	2014	2013			Percent Increase (Decrease)
	Actual[1]	Actual	Special Items [1]	Non-GAAP	Actual	Special Items [1]	Non-GAAP
	(in millions, except per share data and percentages)
Net revenue	$9,441	$8,312	$—	$8,312	14%	—%	14%

Operating expenses	$4,335	$3,809	$(95)	$3,714	14%	(3)%	17%
Operating income	$5,106	$4,503	$95	$4,598	13%	2%	11%
Operating margin	54.1%	54.2%		55.3%

Income tax expense	$1,462	$1,384	$34	$1,418	6%	3%	3%
Effective income tax rate	28.8%	30.8%		30.9%

Net income	$3,617	$3,116	$61	$3,177	16%	2%	14%

Diluted earnings per share	$3.10	$2.56	$0.05	$2.61	21%	2%	19%
Diluted weighted-average shares outstanding	1,169	1,215		1,215	(4)%		(4)%

1 See Non-GAAP Financial Information for the respective impacts relating to the Special Items. There were no Special Items recorded in 2014.
* Tables may not sum due to rounding.

Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% of total revenue in each of 2015, 2014 and 2013. No individual country, other than the United States, generated more than 10% of total revenue in any such period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue or results of operations may be negatively impacted. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For a full discussion see “Risk Factors - Business Risk” in Part I, Item 1A.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 and our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in “Risk Factors - Business Risks” in Part I, Item 1A related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by changes in foreign currency exchange rates, especially the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real. The functional currency of MasterCard Europe, our principal European operating subsidiary, is the euro, and the functional currency of our Brazilian subsidiary is the Brazilian real. Accordingly, the strengthening or weakening of the U.S. dollar versus the euro and Brazilian real impacts the translation of our European and Brazilian subsidiaries’ operating results into the U.S. dollar. During 2015, the euro and the Brazilian real devalued against the U.S. dollar by 16% and 28%, respectively, versus the comparable period in 2014.
The following table provides a summary of the foreign currency translational impact of changes in the U.S. dollar average exchange rates against the euro and Brazilian real to our operating results for the years ended December 31, 2015, and 2014:

	Positive (Negative) Impact from Foreign Currency Translation
	Percent
	2015	2014
Net Revenue	(6)%	(1)%
Operating Expenses	4%	1%
Net Income	(7)%	Less than (1)%
In addition, changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments fees, cross-border volume fees and volume related rebates and incentives. These foreign currency impacts are incremental to the translation impacts discussed above. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus primarily non-European local currencies and the strengthening or weakening of the euro versus primarily European local currencies. For example, our billing in Australia is in U.S. dollar, however, consumer spend in Australia is in Australian dollar. The foreign currency transactional impact of converting Australian dollars to our billing currency in U.S. dollars will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar converted basis is compared to GDV growth on a local currency basis. In 2015, GDV on a U.S. dollar converted basis increased 1% versus GDV growth on a local currency basis of 13%. In 2014, GDV on a U.S. dollar converted basis increased 10% versus GDV growth on a local currency basis of 13%. The Company attempts to manage these foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8.
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
The Company classifies its net revenue into the following five categories:

1.
Domestic assessments fees: Domestic assessments are fees charged to issuers and acquirers based primarily on the dollar volume of activity on cards and other devices that carry our brands where the merchant country and the issuer country are the same. Domestic assessments include items such as card assessments, which are fees charged on the number of cards issued or assessments for specific purposes, such as acceptance development or market development programs.

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

3.
Transaction processing fees: Transaction processing fees are charged for both domestic and cross-border transactions and are primarily based on the number of transactions. Transaction processing fees include charges for the following:

•	Switching fees for the following products and services:

➢
Authorization is the process by which a transaction is routed to the issuer for approval. In certain circumstances such as when the issuer’s systems are unavailable or cannot be contacted, MasterCard or others, on behalf of the issuer approve in accordance with either the issuer’s instructions or applicable rules (also known as “stand-in”).

➢
Clearing is the exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. MasterCard clears transactions among customers through our central and regional processing systems.

➢	Settlement is facilitating the exchange of funds between parties.

•
Connectivity fees are charged to issuers and acquirers for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted through and the number of connections to the Company’s network.

•
Other Processing fees: We extend our processing capabilities in the payment value chain for issuer and acquirer solutions; payment gateways for e-commerce merchants; and mobile gateways for mobile initiated transactions.

4.	Other revenues: Other revenues consist of other payment-related products and services and are primarily associated with the following:

•	Consulting, data analytic and research fees are primarily generated by MasterCard Advisors, the Company’s professional advisory services group.

•
Safety and security services fees are for products and services we offer to prevent, detect and respond to fraud and to ensure the safety of transactions made on MasterCard products. We work with issuers, merchants and governments to help deploy standards for safe and secure transactions for the global payments system.

•
Loyalty and rewards solutions fees are charged to issuers for benefits provided directly to consumers with MasterCard-branded cards, such as access to a global airline lounge network, global and local concierge services, individual insurance coverages, emergency card replacement, emergency cash advance services and a 24-hour cardholder service center. For merchants, we provide targeted offers and rewards campaigns and management services for publishing offers, as well as opportunities for holders of co-brand or loyalty cards and rewards program members to obtain rewards points faster.

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
Revenue Analysis
Gross revenue in 2015 and 2014 increased $903 million and $1.5 billion, or 7% and 13%, versus 2014 and 2013, respectively, primarily driven by an increase in dollar volume of activity and number of transactions on cards carrying our brands, as well as growth in our Advisors business, which includes the impact of our newly acquired data analytics business. This was partially offset by the negative impact from foreign currency translation and the local foreign currency from billing. Rebates and incentives in 2015 and 2014 increased $677 million and $327 million, or 20% and 11%, versus 2014 and 2013, respectively, due to the impact from new and renewed agreements and increased volumes, partially offset by the positive impact of foreign currency translation. Our net revenue in 2015 and 2014 increased 2% and 14% versus 2014 and 2013, respectively. Acquisitions contributed 2 percentage points to net revenue growth in both 2015 and 2014, while foreign currency translation decreased net revenue growth by 6 percentage points and 1 percentage point in 2015 and 2014, respectively.

The following table provides a summary of the trend in volume and transaction growth:

	Years Ended December 31,
	2015		2014
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-branded GDV [1]	1%	13%	10%	13%
Asia Pacific/Middle East/Africa	6%	14%	14%	17%
Canada	—%	16%	—%	7%
Europe	(6)%	16%	9%	14%
Latin America	(11)%	15%	5%	15%
United States	7%	7%	8%	8%
Cross-border Volume [1]		16%		16%
Processed Transactions Growth		12%		12%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. In 2015, the net revenue from these customers was approximately $2.3 billion, or 24%, of total net revenue. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A for further discussion.
The significant components of our net revenue were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2015	2014	2013	2015	2014
	(in millions, except percentages)
Domestic assessments	$4,086	$3,967	$3,688	3%	8%
Cross-border volume fees	3,225	3,054	2,715	6%	12%
Transaction processing fees	4,345	4,035	3,554	8%	14%
Other revenues	1,991	1,688	1,331	18%	27%
Gross revenue	13,647	12,744	11,288	7%	13%
Rebates and incentives (contra-revenue)	(3,980)	(3,303)	(2,976)	20%	11%
Net revenue	$9,667	$9,441	$8,312	2%	14%

The following table summarizes the primary drivers of net revenue growth:

	For the Years Ended December 31,
	Volume		Foreign Currency [1]		Acquisitions		Other [2]				Total
	2015	2014	2015	2014	2015	2014	2015		2014		2015	2014
Domestic assessments	12%	13%	(6)%	(1)%	—%	—%	(3)%	[3]	(4)%	[3]	3%	8%
Cross-border volume fees	14%	15%	(5)%	—%	—%	—%	(3)%		(3)%		6%	12%
Transaction processing fees	11%	9%	(6)%	—%	—%	1%	3%		4%		8%	14%
Other revenues	**	**	(6)%	(1)%	8%	7%	16%	[4]	21%	[4]	18%	27%
Rebates and incentives	6%	9%	(6)%	(1)%	—%	—%	20%	[5]	3%	[5]	20%	11%

Net revenue	12%	12%	(6)%	(1)%	2%	2%	(6)%		1%		2%	14%
** Not applicable
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
2 Includes impact from pricing, local foreign currency impact from billing and other fees.
3 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
4 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
5 Includes the impact from timing of new, renewed and expired agreements.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses and provisions for litigation settlements. Operating expenses increased 6% in 2015 compared to 2014, and increased 14% in 2014 compared to 2013. Excluding the impact of the Special Items, adjusted operating expenses increased 3% and 17% in 2015 and 2014, respectively, primarily due to higher general and administrative expenses.

	For the Years Ended December 31,
	2015			2014	Percent Increase (Decrease)
	Actual	Special Items [1]	Non-GAAP	Actual	Actual	Special Items [1]	Non-GAAP
	(in millions, except percentages)
General and administrative	$3,341	$(79)	$3,262	$3,152	6%	3%	3%
Advertising and marketing	821	—	821	862	(5)%	—%	(5)%
Depreciation and amortization	366	—	366	321	14%	—%	14%
Provision for litigation settlement	61	(61)	—	—	**		**
Total operating expenses	$4,589	$(140)	$4,449	$4,335	6%	3%	3%

	For the Years Ended December 31,
	2014	2013			Percent Increase (Decrease)
	Actual	Actual	Special Items [1]	Non-GAAP	Actual	Special Items [1]	Non-GAAP
	(in millions, except percentages)
General and administrative	$3,152	$2,615	$—	$2,615	21%	—%	21%
Advertising and marketing	862	841	—	841	3%	—%	3%
Depreciation and amortization	321	258	—	258	24%	—%	24%
Provision for litigation settlement	—	95	(95)	—	**		**
Total operating expenses	$4,335	$3,809	$(95)	$3,714	14%	(3)%	17%

1 See Non-GAAP Financial Information for the respective impacts relating to the Special Items.
* Tables may not sum due to rounding.
** Not meaningful.

The following table summarizes the primary drivers of changes in adjusted operating expenses, excluding Special Items, in 2015 and 2014:

	For the Years Ended December 31,
	Acquisitions		Foreign Currency [1]		Other		Total - Non-GAAP
	2015	2014	2015	2014	2015	2014	2015	2014
General and administrative	7%	7%	(3)%	—%	(1)%	14%	3%	21%
Advertising and marketing	—%	—%	(7)%	(1)%	2%	4%	(5)%	3%
Depreciation and amortization	11%	13%	(1)%	—%	4%	11%	14%	24%
Provision for litigation settlement	**	**	**	**	**	**	**	**
Total operating expenses	6%	6%	(4)%	(1)%	1%	12%	3%	17%
1 Reflects translation from the euro and Brazilian real to the U.S. dollar.
General and Administrative
General and administrative expenses increased 6% in 2015 compared to 2014, and increased 21% in 2014 compared to 2013.
Excluding the impact of the Special Items, adjusted general and administrative expenses increased 3% in 2015 compared to 2014, primarily due to acquisitions and higher data processing costs, partially offset by improved cost controls, the favorable impact of foreign currency translation, lapping of the impact of the restructuring charge taken in 2014 and foreign exchange activity gains. General and administrative expenses increased 21% in 2014 compared to 2013, due to the impact of investments in our strategic initiatives, acquisitions and the restructuring charge of $87 million taken in 2014.
The significant components of our general and administrative expenses were as follows:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2015	2014	2013	2015	2014
	(in millions, except percentages)
Personnel	$2,105	$2,064	$1,739	2%	19%
Professional fees	310	307	251	1%	22%
Data processing and telecommunications	362	273	226	33%	21%
Foreign exchange activity	(82)	(30)	2	**	**
Other	646	538	397	20%	36%
General and administrative expenses	3,341	3,152	2,615	6%	21%
Special Items [1]	(79)	—	—
Non-GAAP general and administrative expenses (excluding Special Items)	$3,262	$3,152	$2,615	3%	21%

1 Includes the impact of the U.S. Employee Pension Plan Settlement Charge, which was recognized in personnel expenses. See Non-GAAP Financial Information.
* Tables may not sum due to rounding.
** Not meaningful.
The primary drivers of changes in general and administrative expenses in 2015 and 2014 were:

•
The increase in personnel expense in 2015 is due to an increase in the number of employees resulting from our acquisitions as well as the U.S. Employee Pension Plan Settlement Charge of $79 million recognized in 2015, partially offset by the lapping of the restructuring charge of $87 million recorded in 2014 and improved cost controls. The increase in personnel expenses in 2014 compared to 2013 was due to an increase in the number of employees from acquisitions and employees required to support our strategic initiatives and a restructuring charge of $87 million recorded in 2014.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. Professional fees remained consistent in 2015 and increased in 2014, primarily due to higher third-party service expenses.

•	Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication system. These expenses increased in both 2015 and 2014 due to capacity growth of our business and higher third party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8 for further discussion. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize. During 2015, we recorded higher gains on derivative contracts, as well as balance sheet remeasurement gains related primarily to the devaluation of the Venezuelan bolivar versus 2014. During 2014, we recorded higher derivative gains versus the similar period in 2013.

•
Other expenses include loyalty and rewards solutions, travel and meeting expenses and rental expense for our facilities. The increase in other expenses in both 2015 and 2014 was primarily due to the impact of acquisitions and expenses incurred to support strategic development efforts including costs associated with loyalty and rewards programs.

Advertising and Marketing
In 2015, advertising and marketing expenses decreased 5%, mainly due to the favorable impact from foreign currency translation and lower media spend, partially offset by higher sponsorship promotions to support our strategic initiatives. Advertising and marketing expenses increased 3% in 2014, mainly due to new and renewed sponsorships and increased media spend to support our strategic initiatives. See Value-Added Solutions and Marketing sections included in Part I, Item 1 for further discussion of our marketing strategy.
Depreciation and Amortization
Depreciation and amortization expenses increased 14% in 2015 and 24% in 2014. The increase in depreciation and amortization expense in both 2015 and 2014 was primarily due to higher amortization of capitalized software costs and other intangibles associated with our acquisitions.
Provision for Litigation Settlement
During 2015, the Company recorded a pre-tax charge of $61 million for a litigation settlement relating to a merchant litigation in the U.K. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants in the U.S. Merchant Litigation. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense increased to $120 million in 2015 versus $27 million for the comparable period in 2014 resulting from impairment charges taken on certain investments in 2015 and higher interest expense resulting from incremental debt issued in 2014 and 2015. Total other expense increased in 2014 compared to 2013 primarily due to higher interest expense related to our debt issuance in March 2014.
Income Taxes
The effective tax rate for 2015 was lower than the effective tax rate for 2014 primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to the these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled. In addition, the recognition of other U.S. foreign tax credits and a more favorable geographic mix of taxable earnings also contributed to the lower effective tax rate in 2015.
The effective tax rate for 2014 was lower than the effective tax rate for 2013 primarily due to the recognition of a larger repatriation benefit and an increase in the Company’s domestic production activity deduction in the U.S. related to the Company’s authorization revenue, partially offset by an unfavorable mix of earnings in 2014.
During the fourth quarter of 2014, we implemented an initiative to better align our legal entity and tax structure with our operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. We believe this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in our effective income tax rate. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$4,958		$5,079		$4,500

Federal statutory tax	1,735	35.0%	1,778	35.0%	1,575	35.0%
State tax effect, net of federal benefit	27	0.5%	29	0.6%	19	0.4%
Foreign tax effect	(144)	(2.9)%	(108)	(2.1)%	(208)	(4.6)%
Foreign repatriation	(172)	(3.5)%	(177)	(3.5)%	(14)	(0.3)%
Impact of settlements with tax authorities	(147)	(2.9)%	—	—%	—	—%
Other foreign tax credits	(109)	(2.2)%	(6)	(0.1)%	(3)	—%
Other, net	(40)	(0.8)%	(54)	(1.1)%	15	0.3%
Income tax expense	$1,150	23.2%	$1,462	28.8%	$1,384	30.8%

The Company’s GAAP effective tax rates for 2015 and 2013 were affected by the tax benefits related to the Special Items as previously discussed.
During 2015, the Company’s unrecognized tax benefits related to tax positions taken during the current and prior periods decreased by $183 million. The decrease in the Company’s unrecognized tax benefits for 2015 was primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled. As of December 31, 2015, the Company’s unrecognized tax benefits related to positions taken during the current and prior period were $181 million, all of which would reduce the Company’s effective tax rate if recognized. Within the next twelve months, we believe that the resolution of certain federal, foreign and state and local tax examinations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the examinations progress further or the related statute of limitations expire.
In 2010, in connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”), received an incentive grant from the Singapore Ministry of Finance. See Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, investments and credit available to the Company at December 31:

	2015	2014	2013
	(in billions)
Cash, cash equivalents and investments [1]	$6.7	$6.4	$6.3
Unused line of credit [2]	3.8	3.0	3.0
1 Investments include available-for-sale securities and held-to-maturity securities. At December 31, 2015, 2014 and 2013, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $541 million, $540 million and $723 million, respectively.
2 Other than for business continuity planning, we did not use any funds from the line of credit during the periods presented.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.3 billion and $2.6 billion at December 31, 2015 and 2014, respectively, or 48% and 42% as of such dates.  The decrease in cash, cash equivalents and investments held by our domestic subsidiaries during 2015 was primarily driven by our use of cash in the U.S. to fund our share repurchases and dividend activity. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries as of December 31, 2015 outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S operations or can no longer be permanently reinvested outside of the United States, the Company would be subject to U.S. tax upon repatriation.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. The Company guarantees the settlement of many MasterCard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 19 (Settlement and Other Risk Management) to the consolidated financial statements in Part II, Item 8 for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. See our risk factor in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A and Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8; and Part II, Item 7 (Business Environment) for additional discussion of these and other risks facing our business.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the years ended December 31:

	2015	2014	2013
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$4,043	$3,407	$4,135
Net cash (used in) provided by investing activities	(715)	690	(4)
Net cash used in financing activities	(2,458)	(2,339)	(2,629)
Net cash provided by operating activities for 2015 increased $636 million as compared to 2014, primarily due to lower prepaid taxes and higher net income, partially offset by timing of customer settlements. Net cash provided by operating activities for 2014 as compared to 2013, decreased by $728 million, primarily due to higher prepaid income taxes associated with our legal entity and tax reorganization.
The $1.4 billion decrease in investing activities in 2015 as compared to 2014 was primarily due to the higher proceeds from the sales and maturities of investment securities in the prior year. The $694 million increase in investing activity in 2014 as compared to 2013 was primarily due to increased sales of investment securities in 2014.
Net cash used in financing activities for 2015 as compared to 2014 increased by $119 million, primarily due to higher dividends paid and an increase in purchases of treasury stock in 2015, partially offset by increased proceeds from debt in 2015. Net cash used in financing activities in 2014 as compared to 2013 decreased by $290 million, primarily due to proceeds from debt issued in 2014, partially offset by higher purchases of treasury stock and dividends in 2014.
The table below shows a summary of the balance sheet data at December 31:

	2015	2014	2013
	(in millions)
Balance Sheet Data:
Current assets	$10,985	$10,997	$10,950
Current liabilities	6,269	6,222	6,032
Long-term liabilities	3,938	2,283	715
Equity	6,062	6,824	7,495
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

Debt and Credit Availability
In December 2015, the Company issued €1.65 billion aggregate principal amount of notes. This offering consisted of €700 million aggregate principal amount of notes due 2022, €800 million aggregate principal amount of notes due 2027 and €150 million aggregate principal amount of notes due 2030 (collectively the “Euro Notes”). In March 2014, the Company issued $500 million aggregate principal amount of notes due 2019 and $1 billion aggregate principal amount of notes due 2024 (collectively the “USD Notes”). The Company is not subject to any financial covenants under the Euro Notes and the USD Notes (collectively the “Notes”). The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the Notes are to be used for general corporate purposes.
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”). Under the Commercial Paper Program, the Company is authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) in October 2015, which expires in 2020. The Credit Facility amended and restated the Company’s prior credit facility.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time for business continuity and planning purposes. MasterCard had no borrowings under the Credit Facility at December 31, 2015 and 2014, as well as had no borrowings under the Commercial Paper Program at December 31, 2015.
See Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8 for further discussion on the Notes, the Commercial Paper Program and the Credit Facility.
In June 2015, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
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

	Years Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Cash dividend, per share	$0.64	$0.44	$0.21
Cash dividends paid	$727	$515	$255
On December 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.19 per share paid on February 9, 2016 to holders of record on January 8, 2016 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $212 million.
On February 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.19 per share payable on May 9, 2016 to holders of record on April 8, 2016 of our Class A common stock and Class B common stock. The aggregate amount of this dividend is estimated to be $211 million.
Shares in the Company’s common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2015, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $4 billion of its Class A common stock. This program became effective in February 2016. We typically complete a share repurchase program before a new program becomes effective.

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2015, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$3,500	$11,250
Remaining authorization at December 31, 2014	$—	$3,750	$275	$4,025
Dollar-value of shares repurchased in 2015	$—	$3,243	$275	$3,518
Remaining authorization at December 31, 2015	$4,000	$507	$—	$4,507
Shares repurchased in 2015	—	35.1	3.2	38.3
Average price paid per share in 2015	$—	$92.39	$84.31	$91.70
See Note 13 (Stockholders’ Equity) to the consolidated financial statements included in Part II, Item 8 for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt, other than lease arrangements and other commitments as presented in the Future Obligations table that follows.
Future Obligations
The following table summarizes our obligations as of December 31, 2015 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through cash generated from operations and our cash balances.

	Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and thereafter
			(in millions)
Debt	$3,309	$10	$—	$500	$2,799
Interest on debt	664	77	149	134	304
Capital leases	11	6	5	—	—
Operating leases	224	38	74	54	58
Other long-term obligations [1]
Sponsorship, licensing and other [2]	461	242	164	44	11
Employee benefits [3]	214	82	27	27	78
Total [4]	$4,883	$455	$419	$759	$3,250
1 The table does not include the $709 million provision as of December 31, 2015 related to the merchant opt outs and the U.S. merchant class litigation since the opt outs are not fixed and determinable and the Company has made a payment into escrow to fund the U.S. merchant class litigation. See Note 18 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part II, Item 8 for further discussion.
2 Amounts primarily relate to sponsorships to promote the MasterCard brand. Future cash payments that will become due to our customers under agreements which provide pricing rebates on our standard fees and other incentives in exchange for transaction volumes are not included in the table because the amounts due are contingent on future performance. We have accrued $2.1 billion as of December 31, 2015 related to customer and merchant agreements.
3 Amounts relate to severance and expected funding requirements for defined benefit pension and postretirement plans.
4 The Company has recorded a liability for unrecognized tax benefits of $181 million at December 31, 2015. Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the examinations progress further or the related statute of limitations expire. These amounts have been excluded from the table since the settlement period of this liability cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various authorities.
Seasonality
The Company does not experience meaningful seasonality. No individual quarter in 2015, 2014 or 2013 accounted for more than 30% of net revenue.

Critical Accounting Estimates
The application of U.S. GAAP requires the Company to make estimates and assumptions about certain items and future events that directly affect the Company’s reported financial condition. We have established detailed policies and control procedures to provide reasonable assurance that the methods used to make estimates and assumptions are well controlled and are applied consistently from period to period. The accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to its financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. The Company’s significant accounting policies, including recent accounting pronouncements, are described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $128 million on our foreign currency derivative contracts outstanding at December 31, 2015 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s investments at December 31, 2015 and 2014. In addition, there was no material equity price risk at December 31, 2015 or 2014.
Foreign Exchange Risk
We enter into derivative contracts to manage risk associated with anticipated receipts and disbursements which are either transacted in a non-functional currency or valued based on a currency other than our functional currency. We may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than the functional currency of the entity. The objective of these activities is to reduce our exposure to transaction gains and losses resulting from fluctuations of foreign currencies against our functional and reporting currencies, principally the U.S. dollar and euro. Foreign currency exposures are managed together through our foreign exchange risk management activities, which are discussed further in Note 20 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part II, Item 8. The terms of the forward contracts are generally less than 18 months.

As of December 31, 2015, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2015		December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$232	$1	$47	$4
Commitments to sell foreign currency	1,430	12	614	27
Options to sell foreign currency	44	1	—	—
We use foreign currency denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss).  During the fourth quarter of 2015, we designated our euro-denominated debt as a net investment hedge for a portion of our net investment in European foreign operations. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates. The principal amounts of our euro-denominated debt as well as the effective interest rates and scheduled annual maturities of the principal is included in Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8.
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

			Maturity
		Fair Market Value at December 31, 2015	2016	2017	2018	2019	2020	2021 and there-after
Financial Instrument	Summary Terms
		(in millions)
Municipal securities	Fixed / Variable Interest	$62	$48	$14	$—	$—	$—	$—
U.S. government and agency securities	Fixed / Variable Interest	72	47	17	2	—	—	6
Corporate securities	Fixed / Variable Interest	630	204	299	123	3	—	1
Asset-backed securities	Fixed / Variable Interest	57	1	20	22	13	1	—
Other	Fixed / Variable Interest	38	9	29	—	—	—	—
Total		$859	$309	$379	$147	$16	$1	$7

			Maturity
Financial Instrument	Summary Terms	Fair Market Value at December 31, 2014	2015	2016	2017	2018	2019	2020 and there-after
		(in millions)
Municipal securities	Fixed / Variable Interest	$135	$82	$48	$2	$—	$—	$3
U.S. government and agency securities	Fixed / Variable Interest	199	132	52	2	—	—	13
Corporate securities	Fixed / Variable Interest	618	325	211	82	—	—	—
Asset-backed securities	Fixed / Variable Interest	178	4	59	75	28	7	5
Other	Fixed / Variable Interest	25	15	5	1	—	—	4
Total		$1,155	$558	$375	$162	$28	$7	$25
At December 31, 2015, we have U.S. dollar-denominated and euro-denominated debt, which is subject to interest rate risk. The principal amounts of this debt as well as the effective interest rates and scheduled annual maturities of the principal is included in Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8. See “Future Obligations” for estimated interest payments due by period relating to the U.S. dollar-denominated and euro-denominated debt.
At December 31, 2015, we have a credit facility which provides liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. This credit facility has variable rates, which are applied to the borrowing based on terms and conditions set forth in the agreement. In conjunction with the credit facility, we have established a Commercial Paper Program. See Note 12 (Debt) to the consolidated financial statements in Part II, Item 8 for additional information on the Company’s current and prior credit facilities and Commercial Paper Program. With the exception for business continuity planning, we did not borrow under the prior or current credit facilities as of December 31, 2015 and 2014 and there were no outstanding borrowings under the Commercial Paper Program as of December 31, 2015.
Equity Price Risk
The Company did not have significant equity price risk as of December 31, 2015 and 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MASTERCARD INCORPORATED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of MasterCard Incorporated (“MasterCard”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2015. In making its assessment, management has utilized the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, based on its assessment, MasterCard’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of MasterCard Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MasterCard Incorporated and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for deferred income taxes as of December 31, 2015.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 12, 2016

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,747	$5,137
Restricted cash for litigation settlement	541	540
Investments	991	1,238
Accounts receivable	1,079	1,109
Settlement due from customers	1,068	1,052
Restricted security deposits held for customers	895	950
Prepaid expenses and other current assets	664	671
Deferred income taxes	—	300
Total Current Assets	10,985	10,997
Property, plant and equipment, net	675	615
Deferred income taxes	317	96
Goodwill	1,891	1,522
Other intangible assets, net	803	714
Other assets	1,598	1,385
Total Assets	$16,269	$15,329
LIABILITIES AND EQUITY
Accounts payable	$472	$419
Settlement due to customers	866	1,142
Restricted security deposits held for customers	895	950
Accrued litigation	709	771
Accrued expenses	2,763	2,439
Other current liabilities	564	501
Total Current Liabilities	6,269	6,222
Long-term debt	3,287	1,494
Deferred income taxes	79	115
Other liabilities	572	674
Total Liabilities	10,207	8,505
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,370 and 1,352 shares issued and 1,095 and 1,115 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 21 and 37 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,004	3,876
Class A treasury stock, at cost, 275 and 237 shares, respectively	(13,522)	(9,995)
Retained earnings	16,222	13,169
Accumulated other comprehensive income (loss)	(676)	(260)
Total Stockholders’ Equity	6,028	6,790
Non-controlling interests	34	34
Total Equity	6,062	6,824
Total Liabilities and Equity	$16,269	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Net Revenue	$9,667	$9,441	$8,312
Operating Expenses
General and administrative	3,341	3,152	2,615
Advertising and marketing	821	862	841
Depreciation and amortization	366	321	258
Provision for litigation settlement	61	—	95
Total operating expenses	4,589	4,335	3,809
Operating income	5,078	5,106	4,503
Other Income (Expense)
Investment income	25	28	38
Interest expense	(61)	(48)	(14)
Other income (expense), net	(84)	(7)	(27)
Total other income (expense)	(120)	(27)	(3)
Income before income taxes	4,958	5,079	4,500
Income tax expense	1,150	1,462	1,384
Net Income	$3,808	$3,617	$3,116

Basic Earnings per Share	$3.36	$3.11	$2.57
Basic Weighted-Average Shares Outstanding	1,134	1,165	1,211
Diluted Earnings per Share	$3.35	$3.10	$2.56
Diluted Weighted-Average Shares Outstanding	1,137	1,169	1,215

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)
Net Income	$3,808	$3,617	$3,116
Other comprehensive income (loss):
Foreign currency translation adjustments	(460)	(436)	113
Income tax effect	27	—	—
Foreign currency translation adjustments, net of income tax effect	(433)	(436)	113

Translation adjustments on net investment hedge	(40)	—	—
Income tax effect	14	—	—
Translation adjustments on net investment hedge, net of income tax effect	(26)	—	—

Defined benefit pension and other postretirement plans	(19)	(3)	7
Income tax effect	7	2	(3)
Defined benefit pension and other postretirement plans, net of income tax effect	(12)	(1)	4

Reclassification adjustment for defined benefit pension and other postretirement plans	80	7	6
Income tax effect	(29)	(3)	(2)
Reclassification adjustment for defined benefit pension and other postretirement plans, net of income tax effect	51	4	4

Investment securities available-for-sale	(11)	(5)	(3)
Income tax effect	—	1	2
Investment securities available-for-sale, net of income tax effect	(11)	(4)	(1)

Reclassification adjustment for investment securities available-for-sale	15	(1)	(5)
Income tax effect	—	—	2
Reclassification adjustment for investment securities available-for-sale, net of income tax effect	15	(1)	(3)

Other comprehensive income (loss), net of tax	(416)	(438)	117
Comprehensive Income	$3,392	$3,179	$3,233

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2012	$6,929	$7,354	$61	$—	$—	$3,641	$(4,139)	$12
Net income	3,116	3,116	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	117	—	117	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.29 per share	(349)	(349)	—	—	—	—	—	—
Purchases of treasury stock	(2,443)	—	—	—	—	—	(2,443)	—
Share-based payments	126	—	—	—	—	121	5	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2013	7,495	10,121	178	—	—	3,762	(6,577)	11
Net income	3,617	3,617	—	—	—	—	—	—
Activity related to non-controlling interests	23	—	—	—	—	—	—	23
Other comprehensive income (loss), net of tax	(438)	—	(438)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.49 per share	(569)	(569)	—	—	—	—	—	—
Purchases of treasury stock	(3,424)	—	—	—	—	—	(3,424)	—
Share-based payments	120	—	—	—	—	114	6	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2014	6,824	13,169	(260)	—	—	3,876	(9,995)	34
Net income	3,808	3,808	—	—	—	—	—	—
Activity related to non-controlling interests	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	(416)	—	(416)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.67 per share	(755)	(755)	—	—	—	—	—	—
Purchases of treasury stock	(3,532)	—	—	—	—	—	(3,532)	—
Share-based payments	133	—	—	—	—	128	5	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$6,062	$16,222	$(676)	$—	$—	$4,004	$(13,522)	$34

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)
Operating Activities
Net income	$3,808	$3,617	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	764	691	603
Depreciation and amortization	366	321	258
Share-based payments	22	(15)	63
Deferred income taxes	(16)	(91)	(119)
Other	(81)	52	67
Changes in operating assets and liabilities:
Accounts receivable	(35)	(164)	(42)
Income taxes receivable	(14)	(8)	153
Settlement due from customers	(98)	185	(194)
Prepaid expenses	(802)	(1,316)	(598)
Accrued litigation and legal settlements	(63)	(115)	160
Accounts payable	49	61	(20)
Settlement due to customers	(186)	(165)	322
Accrued expenses	325	389	315
Net change in other assets and liabilities	4	(35)	51
Net cash provided by operating activities	4,043	3,407	4,135
Investing Activities
Purchases of investment securities available-for-sale	(974)	(2,385)	(2,526)
Purchases of other short-term investments held-to-maturity	(918)	—	—
Proceeds from sales of investment securities available-for-sale	703	2,477	1,488
Proceeds from maturities of investment securities available-for-sale	542	1,358	1,321
Proceeds from maturities of investment securities held-to-maturity	857	—	36
Purchases of property, plant and equipment	(177)	(175)	(155)
Capitalized software	(165)	(159)	(144)
Acquisition of businesses, net of cash acquired	(584)	(525)	—
(Increase) decrease in restricted cash for litigation settlement	(1)	183	3
Other investing activities	2	(84)	(27)
Net cash (used in) provided by investing activities	(715)	690	(4)
Financing Activities
Purchases of treasury stock	(3,518)	(3,386)	(2,443)
Proceeds from debt	1,735	1,530	35
Dividends paid	(727)	(515)	(255)
Tax benefit for share-based payments	42	54	19
Cash proceeds from exercise of stock options	27	28	26
Other financing activities	(17)	(50)	(11)
Net cash used in financing activities	(2,458)	(2,339)	(2,629)
Effect of exchange rate changes on cash and cash equivalents	(260)	(220)	45
Net increase in cash and cash equivalents	610	1,538	1,547
Cash and cash equivalents - beginning of period	5,137	3,599	2,052
Cash and cash equivalents - end of period	$5,747	$5,137	$3,599

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
Significant Accounting Policies
Consolidation and basis of presentation - The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Investments in VIEs for which the Company is not considered the primary beneficiary are not consolidated and are accounted for as equity method or cost method investments and recorded in other assets on the consolidated balance sheet.  At December 31, 2015 and 2014, there were no significant VIEs which required consolidation and the investments were not considered material to the consolidated financial statements. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2015 presentation. In 2014 and 2013, net revenue and general and administrative expenses were revised to correctly classify $32 million and $34 million, respectively, of customer incentive expenses as contra revenue instead of general and administrative expenses. This revision had no impact on net income. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2015, 2014 and 2013, income from non-controlling interests was de minimis and, as a result, amounts are included in the consolidated statement of operations within other income (expense).
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
Volume-based revenue (domestic assessments and cross-border volume fees) is recorded as revenue in the period it is earned, which is when the related volume is generated on the cards. Certain volume-based revenue is based upon information reported to us by our customers. Transaction-based revenue (transaction processing fees) is primarily based on the number and type of transactions and is recognized as revenue in the same period as the related transactions occur. Other payment-related products and services are recognized as revenue in the same period as the related transactions occur or services are rendered.
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
The impairment test for indefinite-lived intangible assets consists of a qualitative assessment to evaluate all relevant events and circumstances that could affect the significant inputs used to determine the fair value of indefinite-lived intangible assets.  If the qualitative assessment indicates that it is more likely than not that indefinite-lived intangible assets are impaired, then a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quantitative assessment is required.  Based on the qualitative assessment performed in 2015, it was determined that the Company’s indefinite-lived intangible assets were not impaired.
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
Income taxes - The Company follows an asset and liability based approach in accounting for income taxes as required under GAAP. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred income taxes are displayed as separate line items on the consolidated balance sheet. In 2015, the Company early adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in the fourth quarter of 2015, which requires all deferred income taxes to be recorded as non-current. The standard was applied prospectively, and as such, the prior period balance sheet was not reclassified. Valuation allowances are provided against assets which are not more likely than not to be realized. The Company recognizes all material tax positions, including uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit. The allowance for uncertain tax positions is recorded in other current and noncurrent liabilities on the consolidated balance sheet.
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

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets and inputs that are observable for the asset or liability.

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
The investments in debt and equity securities are carried at fair value, with unrealized gains and losses, net of applicable taxes, recorded as a separate component of accumulated other comprehensive income (loss) on the consolidated statement of comprehensive income. Net realized gains and losses on debt and equity securities are recognized in investment income on the consolidated statement of operations. The specific identification method is used to determine realized gains and losses.
The Company classifies time deposits with maturities greater than 3 months as held-to-maturity. Held-to-maturity securities that mature within one year are classified as current assets while held-to-maturity securities with maturities of greater than one year are classified as non-current assets. Time deposits are carried at amortized cost on the consolidated balance sheet and are intended to be held until maturity.
Derivative financial instruments - The Company records all derivatives at fair value. The Company’s foreign exchange forward and option contracts are included in Level 2 of the Valuation Hierarchy as the fair value of these contracts are based on inputs, which are observable based on broker quotes for the same or similar instruments. Changes in the fair value of derivative instruments are reported in current-period earnings. These derivative contracts hedge foreign exchange risk and were not entered into for trading or speculative purposes. The Company did not have any derivative contracts accounted for under hedge accounting as of December 31, 2015 and 2014.
The Company has numerous investments in its foreign subsidiaries.  The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates.  The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the foreign currency denominated debt are reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment component of equity. The ineffective portion, if any, is recognized in earnings in the current period. The Company evaluates the effectiveness of the net investment hedge each quarter.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Pension and other postretirement plans - The Company recognizes the funded status of its single-employer defined benefit pension plans or postretirement plans as assets or liabilities on its balance sheet and recognizes changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of the pension assets. Overfunded plans are aggregated and recorded in long-term other assets, while underfunded plans are aggregated and recorded as accrued expenses and long-term other liabilities.
Net periodic pension and postretirement benefit cost/(income) is recognized in general and administrative expenses in the consolidated statement of operations. These costs include service costs, interest cost, expected return on plan assets, amortization of prior service costs or credits and gains or losses previously recognized as a component of accumulated other comprehensive income (loss).
Defined contribution plans - The Company’s contributions to defined contribution plans are recorded when employees render service to the Company. The charge is recorded in general and administrative expenses.
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
Where a non-U.S. currency is the functional currency, translation from that functional currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss).
Treasury stock - The Company records the repurchase of shares of its common stock at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Share-based payments - The Company measures share-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the requisite employee service period. The Company estimates the fair value of its non-qualified stock option awards (“Options”) using a Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model is used to determine the grant date fair value of performance stock units (“PSUs”) granted. All share-based compensation expenses are recorded in general and administrative expenses.
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
Recent accounting pronouncements
Income taxes - In November 2015, the FASB issued accounting guidance that removes the reporting requirement to split deferred income taxes between current and non-current. Instead, the new accounting guidance requires all deferred income taxes to be reported as non-current. This standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company early adopted the accounting guidance effective December 31, 2015. The Company applied the new guidance prospectively and, as such, prior periods were not reclassified.
Debt issuance costs - In April 2015, the FASB issued accounting guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company will adopt the accounting guidance effective January 1, 2016 and does not anticipate that it will have a material impact on its consolidated financial statements.
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early application is permitted as of the original effective date, December 15, 2016. The Company will adopt the new accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or a modified retrospective transition method. The Company is in the process of evaluating which transition method it will apply and the potential effects this guidance will have on its consolidated financial statements.
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
Note 2. Acquisitions
In 2015, the Company acquired two businesses for $609 million in cash. For these businesses acquired, the Company recorded $474 million as goodwill representing the preliminary estimates of the aggregate excess of the purchase consideration over the fair value of net assets acquired.
The Company acquired eight businesses in 2014. In 2014, two of the business combinations were achieved in stages, with non-controlling interests acquired in previous years. One of the business combinations was a transaction for less than 100 percent of the equity interest. The total consideration transferred was $575 million, of which $509 million was recorded as goodwill.
A portion of the goodwill related to the 2015 and 2014 acquisitions is expected to be deductible for local tax purposes. The Company made no acquisitions in 2013. The consolidated financial statements include the operating results of the acquired businesses from the dates of their respective acquisition. Pro forma information related to the acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Earnings Per Share
The components of basic and diluted EPS for common shares for each of the years ended December 31 were as follows:

	2015	2014	2013
	(in millions, except per share data)
Numerator:
Net income	$3,808	$3,617	$3,116
Denominator:
Basic weighted-average shares outstanding	1,134	1,165	1,211
Dilutive stock options and stock units	3	4	4
Diluted weighted-average shares outstanding [1]	1,137	1,169	1,215
Earnings per Share
Basic	$3.36	$3.11	$2.57
Diluted	$3.35	$3.10	$2.56
* Table may not sum due to rounding.
1 For the years presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Supplemental Cash Flows
The following table includes supplemental cash flow disclosures for each of the years ended December 31:

	2015	2014	2013
	(in millions)
Cash paid for income taxes, net of refunds	$1,097	$2,036	$1,215
Cash paid for interest	44	24	2
Cash paid for legal settlements	124	28	—
Non-cash investing and financing activities:
Dividends declared but not yet paid	212	184	131
Assets recorded pursuant to capital lease	10	8	7
Fair value of assets acquired, net of cash acquired	626	768	—
Fair value of liabilities assumed related to acquisitions	42	141	—
Note 5. Fair Value and Investment Securities
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). Except for the reclassification of U.S. government securities from Level 2 to Level 1, there were no transfers made among the three levels in the Valuation Hierarchy for 2015 and 2014.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	December 31, 2015
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$62	$—	$62
U.S. government and agency securities [2]	31	41	—	72
Corporate securities	—	630	—	630
Asset-backed securities	—	57	—	57
Other	2	52	—	54
Total	$33	$842	$—	$875

	December 31, 2014
	Quoted Prices in Active Markets (Level 1) [1]	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$135	$—	$135
U.S. government and agency securities [2]	85	114	—	199
Corporate securities	—	618	—	618
Asset-backed securities	—	178	—	178
Other	13	56	—	69
Total	$98	$1,101	$—	$1,199
1 During 2015, U.S. government securities were reclassified from Level 2 to Level 1 due to a reassessment of the availability of quoted prices. Prior period amounts have been revised to conform to the 2015 presentation.
2 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $541 million and $540 million at December 31, 2015 and December 31, 2014, which would be included in Level 1 of the Valuation Hierarchy. See Note 10 (Accrued Expenses and Accrued Litigation) and Note 18 (Legal and Regulatory Proceedings) for further details.
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
Financial Instruments - Non-Recurring Measurements
Certain financial instruments are carried on the consolidated balance sheet at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, time deposits, accounts receivable, settlement due from customers, restricted security deposits held for customers, accounts payable, settlement due to customers and accrued expenses. In addition, nonmarketable equity investments are measured at fair value on a nonrecurring basis for purposes of initial recognition and impairment testing.
Investments on the Consolidated Balance Sheet include both available-for-sale and held-to-maturity securities. Available-for-sale securities are measured at fair value on a recurring basis and are included in the Valuation Hierarchy table above. Held-to-maturity securities are made up of time deposits with maturities of greater than three months and less than one year and are classified as Level 2 of the Valuation Hierarchy, but are not included in the table above due to their fair values not being measured on a recurring basis. At December 31, 2015 and December 31, 2014, the cost, which approximates fair value, of the Company’s held-to-maturity securities was $130 million and $70 million, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At December 31, 2015 the carrying value and fair value of long-term debt was $3.3 billion. At December 31, 2014, the carrying value and fair value of long-term debt was $1.5 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At December 31, 2015 and 2014, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 19 (Settlement and Other Risk Management).
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
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$62	$—	$—	$62
U.S. government and agency securities	72	—	—	72
Corporate securities	631	—	(1)	630
Asset-backed securities	57	—	—	57
Other	39	1	—	40
Total	$861	$1	$(1)	$861

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$135	$—	$—	$135
U.S. government and agency securities	199	—	—	199
Corporate securities	619	—	(1)	618
Asset-backed securities	178	—	—	178
Other	41	1	(4)	38
Total	$1,172	$1	$(5)	$1,168
The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. The U.S. government and agency securities are primarily invested in U.S. government bonds and U.S. government sponsored agency

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities:
The maturity distribution based on the contractual terms of the Company’s investment securities at December 31, 2015 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$309	$309
Due after 1 year through 5 years	544	543
Due after 5 years through 10 years	1	1
Due after 10 years	6	6
No contractual maturity [1]	1	2
Total	$861	$861
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Interest income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for 2015, 2014 and 2013 were not significant.
Note 6. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following at December 31:

	2015	2014
	(in millions)
Customer and merchant incentives	$345	$260
Prepaid income taxes	72	237
Other	247	174
Total prepaid expenses and other current assets	$664	$671
Other assets consisted of the following at December 31:

	2015	2014
	(in millions)
Customer and merchant incentives	$810	$556
Nonmarketable equity investments	166	245
Prepaid income taxes	352	407
Income taxes receivable	160	89
Other	110	88
Total other assets	$1,598	$1,385
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2015	2014
	(in millions)
Building, building equipment and land	$503	$510
Equipment	497	398
Furniture and fixtures	54	53
Leasehold improvements	112	91
Property, plant and equipment	1,166	1,052
Less: accumulated depreciation and amortization	(491)	(437)
Property, plant and equipment, net	$675	$615
As of December 31, 2015 and 2014, capital leases of $20 million and $29 million, respectively, were included in equipment. Accumulated amortization of these capital leases was $9 million and $17 million as of December 31, 2015 and 2014, respectively.
Depreciation and amortization expense for the above property, plant and equipment was $131 million, $107 million and $92 million for 2015, 2014 and 2013, respectively.
Note 8. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(in millions)
Beginning balance	$1,522	$1,122
Goodwill acquired during the year	458	525
Foreign currency translation	(89)	(106)
Other	—	(19)
Ending balance	$1,891	$1,522
The Company had no accumulated impairment losses for goodwill at December 31, 2015 or 2014. Based on annual impairment testing, the Company’s goodwill is not impaired.
Note 9. Other Intangible Assets
The following table sets forth net intangible assets, other than goodwill, at December 31:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Capitalized software	$1,086	$(625)	$461	$839	$(496)	$343
Trademarks and tradenames	30	(23)	7	48	(38)	10
Customer relationships	318	(149)	169	292	(115)	177
Other	25	(19)	6	20	(14)	6
Total	1,459	(816)	643	1,199	(663)	536
Unamortized intangible assets:
Customer relationships	160	—	160	178	—	178
Total	$1,619	$(816)	$803	$1,377	$(663)	$714

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The increase in the net carrying amount of amortized intangible assets in 2015 was primarily related to our acquired businesses. Certain intangible assets, including amortizable and unamortizable customer relationships and trademarks and tradenames, are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.
Amortization on the assets above amounted to $235 million, $214 million and $166 million in 2015, 2014 and 2013, respectively. The following table sets forth the estimated future amortization expense on amortizable intangible assets on the balance sheet at December 31, 2015 for the years ending December 31:

(in millions)
2016	$231
2017	168
2018	105
2019	47
2020 and thereafter	92
$643
Note 10. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following at December 31:

	2015	2014
	(in millions)
Customer and merchant incentives	$1,748	$1,433
Personnel costs	473	531
Advertising	114	154
Income and other taxes	143	105
Other	285	216
Total accrued expenses	$2,763	$2,439

As of December 31, 2015 and 2014, personnel costs included a restructuring accrual with a remaining balance of $25 million and $84 million, respectively. This accrual relates to a restructuring charge of $87 million recorded in general and administrative expenses in 2014. The Company restructured its organization to align with its strategic priorities and to best meet the Company’s continued growth. The Company is substantially complete with these restructuring activities. The decrease in the balance was primarily due to payments and lower than expected severance actions.
As of December 31, 2015 and 2014, the Company’s provision related to U.S. merchant litigations was $709 million and $771 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. During 2015 and 2014, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 18 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 11. Pension, Postretirement and Savings Plans
Defined Contribution
The Company sponsors defined contribution retirement plans. The primary plan is the MasterCard Savings Plan, a 401(k) plan for substantially all of the U.S. employees, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. In addition, the Company has several defined contribution plans outside of the U.S. The Company’s total expense for its defined contribution plans was $61 million, $57 million and $51 million in 2015, 2014 and 2013, respectively.
Defined Benefit and Other Postretirement Plans
During the third quarter of 2015, the Company terminated its non-contributory, qualified, U.S. defined benefit pension plan (the “U.S. Employee Pension Plan”). The U.S. Employee Pension Plan participants had the option to receive a lump sum distribution or to participate in an annuity with a third-party insurance company. As a result of this termination, the Company settled its

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligation for $287 million, which resulted in a pension settlement charge of $79 million recorded in general and administrative expense during 2015.
The Company maintains a postretirement plan providing health coverage and life insurance benefits for substantially all of its U.S. employees hired before July 1, 2007 (“U.S. Postretirement Plan”). As of December 31, 2015 and 2014, the U.S. postretirement plan was unfunded and the Company’s obligation was $59 million and $78 million, respectively, and was recorded in Other Liabilities. The Company’s total expense for its U.S. postretirement plan was not material to the Company’s consolidated financial statements.
The Company sponsors pension and postretirement plans for non-U.S. employees (“non-U.S. plans”) that cover various benefits specific to their country of employment. The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheet. The non-U.S. plans do not have a material impact on the Company’s consolidated financial statements, individually or in the aggregate.
Note 12. Debt
In December 2015, the Company issued €1.65 billion ($1.8 billion as translated at the December 31, 2015 exchange rate) aggregate principal amount of notes. This offering consisted of €700 million aggregate principal amount of notes due 2022, €800 million aggregate principal amount of notes due 2027 and €150 million aggregate principal amount of notes due 2030 (collectively the “Euro Notes”). The net proceeds from the issuance of the Euro Notes, after deducting the underwriting discount and offering expenses, were $1.723 billion. Interest on the Euro Notes is payable annually on December 1, commencing on December 1, 2016.
In March 2014, the Company issued $500 million aggregate principal amount of notes due April 1, 2019 and $1 billion aggregate principal amount of notes due April 1, 2024 (collectively the “USD Notes”). The net proceeds from the issuance of the USD Notes, after deducting the underwriting discount and offering expenses, were $1.484 billion. Interest on the USD Notes is payable semi-annually on April 1 and October 1.
The Company is not subject to any financial covenants under the Euro Notes and the USD Notes (collectively the “Notes”). The Notes may be redeemed in whole, or in part, at our option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness. The proceeds of the Notes are to be used for general corporate purposes.
Long-term debt consisted of the following at December 31:

	Stated Interest Rate	Effective Interest Rate	2015	2014
	(in millions, except percentages)
USD Notes
Due 2019	2.000%	2.178%	$500	$500
Due 2024	3.375%	3.484%	1,000	1,000
Euro Notes
Due 2022	1.100%	1.265%	763	—
Due 2027	2.100%	2.189%	872	—
Due 2030	2.500%	2.562%	164	—
			3,299	1,500
Less: Unamortized discount			(12)	(6)
Long-term debt			$3,287	$1,494

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2015 are summarized below. Amounts exclude capital lease obligations disclosed in Note 16 (Commitments).

(in millions)
2016 - 2018	$—
2019	500
2020	—
Thereafter	2,799
Total	$3,299
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”). Under the Commercial Paper Program, the Company is authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Commercial Paper Program is available in U.S. dollars.
In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) on October 21, 2015, which expires on October 21, 2020. The Credit Facility amended and restated the Company’s prior credit facility. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee and borrowing cost under the Credit Facility are contingent upon the Company’s credit rating. At December 31, 2015, the applicable facility fee was 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate. The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA), which are substantially similar to the prior credit facility. MasterCard was in compliance in all material respects with the covenants of the Credit Facility at December 31, 2015 and 2014. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
Borrowings under the Commercial Paper Program and the Credit Facility are used to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by the Company’s customers. The Company may borrow and repay amounts under the Commercial Paper Program and Credit Facility from time to time for business continuity and planning purposes. MasterCard had no borrowings under the Credit Facility at December 31, 2015 and 2014, as well as had no borrowings under the Commercial Paper Program at December 31, 2015.
On June 15, 2015, the Company filed a universal shelf registration statement to provide additional access to capital, if needed. Pursuant to the shelf registration statement, the Company may from time to time offer to sell debt securities, preferred stock, Class A common stock, depository shares, purchase contracts, units or warrants in one or more offerings.
The Company also has $10 million and $41 million in debt outside the United States that is included in other current liabilities on the consolidated balance sheet at December 31, 2015 and 2014, respectively.
Note 13. Stockholders’ Equity
Classes of Capital Stock
MasterCard’s amended and restated certificate of incorporation authorizes the following classes of capital stock:

Class	Par Value Per Share	Authorized Shares (in millions)	Dividend and Voting Rights
A	$0.0001	3,000	One vote per share Dividend rights
B	$0.0001	1,200	Non-voting Dividend rights
Preferred	$0.0001	300	No shares issued or outstanding at December 31, 2015 and 2014, respectively. Dividend and voting rights are to be determined by the Board of Directors of the Company upon issuance.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ownership and Governance Structure
Equity ownership and voting power of the Company’s shares were allocated as follows as of December 31:

	2015		2014
	Equity Ownership	General Voting Power	Equity Ownership	General Voting Power
Public Investors (Class A stockholders)	87.7%	89.4%	86.6%	89.4%
Principal or Affiliate Customers (Class B stockholders)	1.9%	—%	3.2%	—%
The MasterCard Foundation (Class A stockholders)	10.4%	10.6%	10.2%	10.6%
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
The MasterCard Foundation
In connection and simultaneously with its 2006 initial public offering (the “IPO”), the Company issued and donated 135 million newly authorized shares of Class A common stock to The MasterCard Foundation (the “Foundation”). The Foundation is a private charitable foundation incorporated in Canada that is controlled by directors who are independent of the Company and its principal customers. Under the terms of the donation, the Foundation became able to resell the donated shares in May 2010 and to the extent necessary to meet charitable disbursement requirements dictated by Canadian tax law. Under Canadian tax law, the Foundation is generally required to disburse at least 3.5% of its assets not used in administration each year for qualified charitable disbursements. However, the Foundation obtained permission from the Canadian tax authorities to defer the giving requirements for up to ten years, which was extended in 2011 to fifteen years. The Foundation, at its discretion, may decide to meet its disbursement obligations on an annual basis or to settle previously accumulated obligations during any given year. The Foundation will be permitted to sell all of its remaining shares beginning twenty years and eleven months after the consummation of the IPO.
Stock Repurchase Programs
In June 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.5 billion of its Class A common stock (the “June 2012 Share Repurchase Program”), which became effective in June 2012.
On February 5, 2013, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $2 billion of its Class A common stock (the “February 2013 Share Repurchase Program”), which became effective in March 2013.
On December 10, 2013, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.5 billion of its Class A common stock (the “December 2013 Share Repurchase Program”), which became effective in January 2014.
On December 2, 2014, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $3.75 billion of its Class A common stock (the “December 2014 Share Repurchase Program”), which became effective in January 2015.
On December 8, 2015, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $4 billion of its Class A common stock (the “December 2015 Share Repurchase Program”), which became effective in February 2016.
We typically complete a share repurchase program before a new program becomes effective.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through December 31, 2015, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	December 2013	February 2013	June 2012	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$3,500	$2,000	$1,500	$14,750
Dollar-value of shares repurchased in 2013	$—	$—	$—	$1,839	$604	$2,443
Remaining authorization at December 31, 2013	$—	$—	$3,500	$161	$—	$3,661
Dollar-value of shares repurchased in 2014	$—	$—	$3,225	$161	$—	$3,386
Remaining authorization at December 31, 2014	$—	$3,750	$275	$—	$—	$4,025
Dollar-value of shares repurchased in 2015	$—	$3,243	$275	$—	$—	$3,518
Remaining authorization at December 31, 2015	$4,000	$507	$—	$—	$—	$4,507

Shares repurchased in 2013	—	—	—	29.2	11.7	40.9
Average price paid per share in 2013	$—	$—	$—	$63.01	$51.72	$59.78
Shares repurchased in 2014	—	—	42.6	1.9	—	44.5
Average price paid per share in 2014	$—	$—	$75.81	$83.22	$—	$76.14
Shares repurchased in 2015	—	35.1	3.2	—	—	38.3
Average price paid per share in 2015	$—	$92.39	$84.31	$—	$—	$91.70
Cumulative shares repurchased through December 31, 2015	—	35.1	45.8	31.1	31.1	143.1
Cumulative average price paid per share	$—	$92.39	$76.42	$64.26	$48.16	$71.55
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015 and 2014 were as follows:

	Foreign Currency Translation Adjustments	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2013	$206	$—	$(29)	$1	$178
Other comprehensive income (loss) [1]	(436)	—	3	(5)	(438)
Balance at December 31, 2014	(230)	—	(26)	(4)	(260)
Other comprehensive income (loss) [1,2,3]	(433)	(26)	39	4	(416)
Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
1 During 2015 and 2014, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the devaluation of the euro and Brazilian real.
2 During 2015, $80 million of deferred costs ($51 million after-tax) related to the Company’s defined benefit pension plan and other post retirement plans were reclassified to general and administrative expenses. The deferred costs were driven primarily by the termination of the Company's U.S. defined benefit plan (See Note 11, Pension, Postretirement and Savings Plans).
3 During 2015, $15 million of an unrealized loss (no tax impact) on a foreign denominated available-for-sale security was reclassified to other income (expense) due to an other-than-temporary impairment.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15. Share-Based Payments
In May 2006, the Company implemented the MasterCard Incorporated 2006 Long-Term Incentive Plan, which was amended and restated as of June 5, 2012 (the “LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.
The Company has granted Options, RSUs and PSUs under the LTIP. The Options, which expire ten years from the date of grant, generally vest ratably over four years from the date of grant. The RSUs and PSUs generally vest after three years. The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.
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
Stock Options
The fair value of each Option is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2015	2014	2013
Risk-free rate of return	1.5%	1.5%	0.8%
Expected term (in years)	5.00	5.00	5.00
Expected volatility	20.6%	19.1%	27.1%
Expected dividend yield	0.7%	0.6%	0.5%
Weighted-average fair value per Option granted	$17.29	$14.29	$12.33
The risk-free rate of return was based on the U.S. Treasury yield curve in effect on the date of grant. The expected term and the expected volatility were based on historical MasterCard information. The expected dividend yields were based on the Company’s expected annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for the year ended December 31, 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2015	7.5	$44
Granted	1.6	$90
Exercised	(0.9)	$30
Forfeited/expired	(0.1)	$70
Outstanding at December 31, 2015	8.1	$54	6.7	$348
Exercisable at December 31, 2015	4.1	$35	5.3	$256
Options vested and expected to vest at December 31, 2015	7.9	$54	6.7	$346

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, there was $28 million of total unrecognized compensation cost related to non-vested Options. The cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
The following table summarizes the Company’s RSU activity for the year ended December 31, 2015:

	Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2015	4.2	$56
Granted	1.2	$88
Converted	(1.5)	$42
Forfeited/expired	(0.1)	$68
Outstanding at December 31, 2015	3.8	$71	1.2	$366
RSUs vested and expected to vest at December 31, 2015	3.6	$71	1.1	$353
The fair value of each RSU is the closing stock price on the New York Stock Exchange of the Company’s Class A common stock on the date of grant, adjusted for the exclusion of dividend equivalents. Upon vesting, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSUs will be settled in shares of the Company’s Class A common stock after the vesting period. As of December 31, 2015, there was $99 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units
The following table summarizes the Company’s PSU activity for the year ended December 31, 2015:

	Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2015	0.6	$74
Granted	0.1	$99
Performance	0.1	$56
Converted	(0.3)	$83
Forfeited/expired	—	$—
Outstanding at December 31, 2015	0.5	$72	0.9	$53
PSUs vested and expected to vest at December 31, 2015	0.5	$71	0.9	$52
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
Compensation expenses for PSUs are recognized over the requisite service period if it is probable that the performance target will be achieved and subsequently adjusted if the probability assessment changes. As of December 31, 2015, there was $9 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.7 years.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Information
The following table includes additional share-based payment information for each of the years ended December 31:

	2015	2014	2013
	(in millions, except weighted-average fair value)
Share-based compensation expense: Options, RSUs and PSUs	$122	$111	$121
Income tax benefit recognized for equity awards	41	37	42
Income tax benefit related to Options exercised	19	20	16

Options:
Total intrinsic value of Options exercised	57	60	48
RSUs:
Weighted-average grant-date fair value of awards granted	88	76	52
Total intrinsic value of RSUs converted into shares of Class A common stock	135	173	78
PSUs:
Weighted-average grant-date fair value of awards granted	99	78	56
Total intrinsic value of PSUs converted into shares of Class A common stock	24	28	29

Note 16. Commitments
At December 31, 2015, the Company had the following future minimum payments due under non-cancelable agreements:

	Total	Capital Leases	Operating Leases	Sponsorship, Licensing & Other
	(in millions)
2016	$286	$6	$38	$242
2017	154	4	40	110
2018	89	1	34	54
2019	60	—	29	31
2020	38	—	25	13
Thereafter	69	—	58	11
Total	$696	$11	$224	$461
Included in the table above are capital leases with a net present value of minimum lease payments of $11 million. In addition, at December 31, 2015, $23 million of the future minimum payments in the table above for sponsorship, licensing and other agreements was accrued. Consolidated rental expense for the Company’s leased office space was $52 million, $48 million and $38 million for 2015, 2014 and 2013, respectively. Consolidated lease expense for automobiles, computer equipment and office equipment was $17 million, $17 million and $14 million for 2015, 2014 and 2013, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17. Income Taxes
The total income tax provision for the years ended December 31 is comprised of the following components:

	2015	2014	2013
		(in millions)
Current
Federal	$677	$977	$1,010
State and local	45	47	33
Foreign	444	528	456
	1,166	1,552	1,499
Deferred
Federal	4	(81)	(100)
State and local	(3)	(3)	(4)
Foreign	(17)	(6)	(11)
	(16)	(90)	(115)
Income tax expense	$1,150	$1,462	$1,384
The domestic and foreign components of income before income taxes for the years ended December 31 are as follows:

	2015	2014	2013
		(in millions)
United States	$3,399	$3,378	$2,741
Foreign	1,559	1,701	1,759
Income before income taxes	$4,958	$5,079	$4,500
MasterCard has not provided for U.S. federal income and foreign withholding taxes on approximately $3.5 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2015 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, it is not practicable to determine the amount of the tax and credits.
The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory income tax rate of 35% to pretax income for the years ended December 31, as a result of the following:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
Income before income taxes	$4,958		$5,079		$4,500

Federal statutory tax	1,735	35.0%	1,778	35.0%	1,575	35.0%
State tax effect, net of federal benefit	27	0.5%	29	0.6%	19	0.4%
Foreign tax effect	(144)	(2.9)%	(108)	(2.1)%	(208)	(4.6)%
Foreign repatriation	(172)	(3.5)%	(177)	(3.5)%	(14)	(0.3)%
Impact of settlements with tax authorities	(147)	(2.9)%	—	—%	—	—%
Other foreign tax credits	(109)	(2.2)%	(6)	(0.1)%	(3)	—%
Other, net	(40)	(0.8)%	(54)	(1.1)%	15	0.3%
Income tax expense	$1,150	23.2%	$1,462	28.8%	$1,384	30.8%
Effective Income Tax Rate
The effective income tax rates for the years ended December 31, 2015, 2014 and 2013 were 23.2%, 28.8% and 30.8%, respectively. The effective tax rate for 2015 was lower than the effective tax rate for 2014 primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled. In addition, the recognition of other U.S. foreign tax credits and a more favorable geographic mix of taxable earnings also contributed to the lower effective tax rate in 2015. The effective tax rate for 2014 was lower than the effective tax rate for 2013 primarily due to the recognition of a larger repatriation benefit and an increase in the Company’s domestic production activity deduction in the U.S. related to the Company’s authorization revenue, partially offset by an unfavorable mix of taxable earnings in 2014.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of 2014, the Company implemented an initiative to better align its legal entity and tax structure with its operational footprint outside of the U.S. This initiative resulted in a one-time taxable gain in Belgium relating to the transfer of intellectual property to a related foreign entity in the United Kingdom. Management believes this improved alignment will result in greater flexibility and efficiency with regard to the global deployment of cash, as well as ongoing benefits in the Company’s effective income tax rate. The Company recorded a deferred charge related to the income tax expense on intercompany profits that resulted from the transfer. The tax associated with the transfer is deferred and amortized utilizing a 25-year life. This deferred charge is included in other current assets and other assets on our consolidated balance sheet at December 31, 2015 in the amounts of $15 million and $352 million, respectively. The comparable amounts included in other current assets and other assets were $18 million and $407 million, respectively, at December 31, 2014, with the difference driven by changes in foreign exchange rates and current period amortization.
In 2010, in connection with the expansion of the Company’s operations in the Asia Pacific, Middle East and Africa region, the Company’s subsidiary in Singapore, MasterCard Asia Pacific Pte. Ltd. (“MAPPL”) received an incentive grant from the Singapore Ministry of Finance. The incentive had provided MAPPL with, among other benefits, a reduced income tax rate for the 10-year period commencing January 1, 2010 on taxable income in excess of a base amount. The Company continued to explore business opportunities in this region, resulting in an expansion of the incentives being granted by the Ministry of Finance, including a further reduction to the income tax rate on taxable income in excess of a revised fixed base amount commencing July 1, 2011 and continuing through December 31, 2025. Without the incentive grant, MAPPL would have been subject to the statutory income tax rate on its earnings. For 2015, 2014 and 2013, the impact of the incentive grant received from the Ministry of Finance resulted in a reduction of MAPPL’s income tax liability of $47 million, or $0.04 per diluted share, $40 million, or $0.03 per diluted share, and $76 million, or $0.06 per diluted share, respectively.
Deferred Taxes
Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The components of deferred tax assets and liabilities at December 31 are as follows:

	2015 [1]	2014
	(in millions)
Deferred Tax Assets
Accrued liabilities	$169	$177
Compensation and benefits	242	262
State taxes and other credits	54	65
Net operating losses	67	56
Other items	90	38
Less: Valuation allowance	(54)	(41)
Total Deferred Tax Assets	568	557

Deferred Tax Liabilities
Prepaid expenses and other accruals	46	58
Intangible assets	136	92
Property, plant and equipment	118	115
Other items	30	18
Total Deferred Tax Liabilities	330	283

Net Deferred Tax Assets	$238	$274
1 As described within Recent Accounting Pronouncements section of Note 1. Summary of Significant Accounting Policies, the Company has early adopted recent guidance and now reflects 2015 deferred taxes as non-current deferred taxes within the Consolidated Balance Sheet.
The 2015 and 2014 valuation allowances relate primarily to the Company’s ability to recognize tax benefits associated with certain foreign net operating losses. The recognition of these benefits is dependent upon the future taxable income in such foreign jurisdictions and the ability under tax law in these jurisdictions to utilize net operating losses following a change in control.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending balance for the Company’s unrecognized tax benefits for the years ended December 31, is as follows:

	2015	2014	2013
		(in millions)
Beginning balance	$364	$320	$257
Additions:
Current year tax positions	20	61	80
Prior year tax positions	10	19	12
Reductions:
Prior year tax positions	(151)	(6)	(8)
Settlements with tax authorities	(53)	—	(2)
Expired statute of limitations	(9)	(30)	(19)
Ending balance	$181	$364	$320
During 2015, there was a reduction to the balance of the Company’s unrecognized tax benefits. This was primarily due to settlements with tax authorities in multiple jurisdictions. Further, the information gained related to these matters was considered in measuring uncertain tax benefits recognized for the periods subsequent to the periods settled.
The entire unrecognized tax benefits of $181 million, if recognized, would reduce the effective tax rate. The Company is subject to tax in the United States, Belgium, Singapore and various other foreign jurisdictions, as well as state and local jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation.  Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local examinations are reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur.  While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2008, with the exception of transfer pricing issues which are settled through 2011. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2006.
It is the Company’s policy to account for interest expense related to income tax matters as interest expense in its statement of operations, and to include penalties related to income tax matters in the income tax provision. For 2015, 2014 and 2013, the Company recorded tax-related interest income of $3 million, $2 million and $4 million, respectively, in its consolidated statement of operations. At December 31, 2015 and 2014, the Company had a net income tax-related interest payable of $12 million and $15 million, respectively, in its consolidated balance sheet. At December 31, 2015 and 2014, the amounts the Company had recognized for penalties payable in its consolidated balance sheet were not significant.
Note 18. Legal and Regulatory Proceedings
MasterCard is a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.  Some of these proceedings are based on complex claims involving substantial uncertainties and unascertainable damages.  Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, MasterCard has not established reserves for any of these proceedings.  When the Company determines that a loss is both probable and reasonably estimable, MasterCard records a liability and discloses the amount of the liability if it is material. When a material loss contingency is only reasonably possible, MasterCard does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Unless otherwise stated below with respect to these matters, MasterCard cannot provide an estimate of the possible loss or range of loss based on one or more of the following reasons: (1) actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, (2) the matters are in early stages, (3) there is uncertainty as to the outcome of pending appeals or motions, (4) there are significant factual issues to be resolved, (5) the existence in many such proceedings of multiple defendants or potential defendants whose share of any potential financial responsibility has yet to be determined, and/or (6) there are novel legal issues presented. Furthermore, except as identified with respect to the matters below, MasterCard does not believe that the outcome of any individual existing legal or regulatory proceeding to which it is a party will have a material adverse effect on its results of operations, financial condition or overall business.  However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed below could result in fines or payments by MasterCard and/or could require MasterCard to change its business practices. In addition, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in significant damage awards. Any of these events could have a material adverse effect on MasterCard’s results of operations, financial condition and overall business.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

class litigation. As of December 31, 2015 and December 31, 2014, MasterCard had $541 million and $540 million, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  MasterCard has executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. As of December 31, 2015, MasterCard had accrued a liability of $709 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.
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
In the United Kingdom, beginning in May 2012, a number of retailers filed claims against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees. More than 30 different retailers have filed claims or threatened litigation. Approximately 30 additional merchants have filed or threatened litigation with respect to interchange rates in Europe (“Pan-European claimants”). Although the U.K. and Pan-European claimants have not quantified the full extent of their compensatory and punitive damages, their purported damages exceed $2 billion.  In June 2015, MasterCard entered into a settlement with one of these merchants for $61 million, recorded as a provision for litigation settlement. MasterCard has submitted statements of defense to the remaining retailers’ claims disputing liability and damages. A trial for liability and damages for one of the U.K. merchant cases commenced in January 2016. The merchant in that action has claimed compensatory damages of approximately $300 million, and is also seeking costs and punitive damages. MasterCard has argued that there is no liability or damage to the merchant. The trial is expected to conclude in March 2016, with a decision expected later in the year.
ATM Non-Discrimination Rule Surcharge Complaints
In October 2011, a trade association of independent Automated Teller Machine (“ATM”) operators and 13 independent ATM operators filed a complaint styled as a class action lawsuit in the U.S. District Court for the District of Columbia against both

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Gross settlement exposure	$39,674	$41,729
Settlement exposure covered by collateral	(3,601)	(3,415)
Net uncollateralized settlement exposure	$36,073	$38,314

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $420 million and $465 million at December 31, 2015 and 2014, respectively, of which $332 million and $370 million at December 31, 2015 and 2014, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 20. Foreign Exchange Risk Management
Derivatives
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
As of December 31, 2015, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	December 31, 2015		December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$232	$1	$47	$4
Commitments to sell foreign currency	1,430	12	614	27
Options to sell foreign currency	44	1	—	—
Balance sheet location:
Accounts receivable [1]		$23		$35
Other current liabilities [1]		(9)		(4)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for foreign currency derivative contracts is summarized below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Foreign currency derivative contracts
General and administrative	$51	$(78)	$48
Net revenue	—	—	4
Total	$51	$(78)	$52

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of December 31, 2015 and 2014 as there were no derivative contracts accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $128 million on the Company’s foreign currency derivative contracts outstanding at December 31, 2015. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net investment hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss).  The Company monitors and manages those exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results.  A principal objective of the Company’s risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates principally through the use of derivative instruments. During the fourth quarter of 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of December 31, 2015, the Company had net foreign currency transaction pre-tax loss of $40 million in accumulated other comprehensive income (loss) associated with hedging activity.
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
Revenue by geographic market is based on the location of the Company’s customer that issued the card, as well as the location of the merchant acquirer where the card is being used. Revenue generated in the U.S. was approximately 39% of net revenue in 2015, 2014 and 2013. No individual country, other than the U.S., generated more than 10% of total revenue in those periods.
MasterCard did not have any one customer that generated greater than 10% of net revenue in 2015, 2014 or 2013. The following table reflects the geographical location of the Company’s property, plant and equipment, net, as of December 31:

	2015	2014	2013
	(in millions)
United States	$471	$450	$410
Other countries	204	165	116
Total	$675	$615	$526

MASTERCARD INCORPORATED
SUMMARY OF QUARTERLY DATA (Unaudited)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31	2015 Total
	(in millions, except per share data)
Net revenue	$2,230	$2,390	$2,530	$2,517	$9,667
Operating income	1,351	1,251	1,369	1,107	5,078
Net income	1,020	921	977	890	3,808
Basic earnings per share	$0.89	$0.81	$0.86	$0.79	$3.36
Basic weighted-average shares outstanding	1,148	1,138	1,130	1,121	1,134
Diluted earnings per share	$0.89	$0.81	$0.86	$0.79	$3.35
Diluted weighted-average shares outstanding	1,152	1,141	1,133	1,124	1,137

	2014 Quarter Ended
	March 31	June 30	September 30	December 31	2014 Total
	(in millions, except per share data)
Net revenue	$2,172	$2,368	$2,490	$2,411	$9,441
Operating income	1,285	1,383	1,420	1,018	5,106
Net income	870	931	1,015	801	3,617
Basic earnings per share	$0.73	$0.80	$0.88	$0.70	$3.11
Basic weighted-average shares outstanding	1,185	1,165	1,157	1,153	1,165
Diluted earnings per share	$0.73	$0.80	$0.87	$0.69	$3.10
Diluted weighted-average shares outstanding	1,189	1,169	1,160	1,157	1,169
* Tables may not sum due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding disclosure. The President and Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
In addition, MasterCard Incorporated’s management assessed the effectiveness of MasterCard’s internal control over financial reporting as of December 31, 2015. Management’s report on internal control over financial reporting is included in Part II, Item 8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, MasterCard’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will appear in our definitive proxy statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 28, 2016 (the “Proxy Statement”).
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
See Index to Consolidated Financial Statements in Part II, Item 8.

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

MASTERCARD INCORPORATED
(Registrant)

Date:	February 12, 2016	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	February 12, 2016	By:	/s/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer; Director
(Principal Executive Officer)

Date:	February 12, 2016	By:	/s/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	February 12, 2016	By:	/s/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

Date:	February 12, 2016	By:	/s/ SILVIO BARZI
Silvio Barzi
Director

Date:	February 12, 2016	By:	/s/ DAVID R. CARLUCCI
David R. Carlucci
Director

Date:	February 12, 2016	By:	/s/ STEVEN J. FREIBERG
Steven J. Freiberg
Director

Date:	February 12, 2016	By:	/s/ JULIUS GENACHOWSKI
Julius Genachowski
Director

Date:	February 12, 2016	By:	/s/ RICHARD HAYTHORNTHWAITE
Richard Haythornthwaite
Chairman of the Board; Director

Date:	February 12, 2016	By:	/s/ MERIT E. JANOW
Merit E. Janow
Director

Date:	February 12, 2016	By:	/s/ NANCY J. KARCH
Nancy J. Karch
Director

Date:	February 12, 2016	By:	/s/ MARC OLIVIÉ
Marc Olivié
Director

Date:	February 12, 2016	By:	/s/ RIMA QURESHI
Rima Qureshi
Director

Date:	February 12, 2016	By:	/s/ JOSÉ OCTAVIO REYES LAGUNES
José Octavio Reyes Lagunes
Director

Date:	February 12, 2016	By:	/s/ JACKSON P. TAI
Jackson P. Tai
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.5
Officer’s Certificate of the Company, dated as of December 1, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.6
Form of Global Note representing the Company’s 1.100% Notes due 2022 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.7
Form of Global Note representing the Company’s 2.100% Notes due 2027 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

4.8
Form of Global Note representing the Company’s 2.500% Notes due 2030 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on December 1, 2015 (File No. 001-32877)).

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

10.8+
MasterCard International Senior Executive Annual Incentive Compensation Plan, as amended and restated effective June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 (File No. 001-32877)).

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

10.18
Schedule of Non-Employee Directors’ Annual Compensation effective as of June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2015 (File No. 001-32877)).

10.19
2006 Non-Employee Director Equity Compensation Plan, amended and restated effective as of June 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-32877)).

10.20
Form of Restricted Stock Agreement for awards under 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 3, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2014 (File No. 001-32877)).

10.21
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

10.27.1
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

10.27.2
Second Amendment to Omnibus Agreement Regarding Interchange Litigation Judgment Sharing and Settlement Sharing, dated as of October 22, 2015, by and among MasterCard Incorporated, MasterCard International Incorporated, Visa Inc., Visa U.S.A Inc., Visa International Service Association and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2015 (File No. 001-32877)).

10.28**
MasterCard Settlement and Judgment Sharing Agreement, dated as of February 7, 2011, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.34 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A filed on November 23, 2011).

10.28.1
Amendment to MasterCard Settlement and Judgment Sharing Agreement, dated as of August 26, 2014, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014 (File No. 001-32877)).

10.28.2
Second Amendment to MasterCard Settlement and Judgment Sharing Agreement, dated as of October 22, 2015, by and among MasterCard Incorporated, MasterCard International Incorporated and MasterCard’s customer banks that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 29, 2015 (File No. 001-32877)).

10.29
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