Form 10-Q
period 2016-03-31
MASTERCARD INC
filed 2016-04-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 21, 2016, there were 1,078,665,919 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 20,382,480 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$4,894	$5,747
Restricted cash for litigation settlement	542	541
Investments	1,314	991
Accounts receivable	1,186	1,079
Settlement due from customers	1,020	1,068
Restricted security deposits held for customers	937	895
Prepaid expenses and other current assets	713	663
Total Current Assets	10,606	10,984
Property, plant and equipment, net of accumulated depreciation of $526 and $491, respectively	669	675
Deferred income taxes	353	317
Goodwill	1,886	1,891
Other intangible assets, net of accumulated amortization of $871 and $816, respectively	788	803
Other assets	1,603	1,580
Total Assets	$15,905	$16,250
LIABILITIES AND EQUITY
Accounts payable	$409	$472
Settlement due to customers	849	866
Restricted security deposits held for customers	937	895
Accrued litigation	710	709
Accrued expenses	2,876	2,763
Other current liabilities	659	564
Total Current Liabilities	6,440	6,269
Long-term debt	3,333	3,268
Deferred income taxes	76	79
Other liabilities	545	572
Total Liabilities	10,394	10,188
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,372 and 1,370 shares issued and 1,082 and 1,095 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 20 and 21 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,009	4,004
Class A treasury stock, at cost, 291 and 275 shares, respectively	(14,882)	(13,522)
Retained earnings	16,972	16,222
Accumulated other comprehensive income (loss)	(620)	(676)
Total Stockholders’ Equity	5,479	6,028
Non-controlling interests	32	34
Total Equity	5,511	6,062
Total Liabilities and Equity	$15,905	$16,250

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share data)
Net Revenue	$2,446	$2,230
Operating Expenses
General and administrative	868	650
Advertising and marketing	135	142
Depreciation and amortization	95	87
Total operating expenses	1,098	879
Operating income	1,348	1,351
Other Income (Expense)
Investment income	10	9
Interest expense	(20)	(17)
Other income (expense), net	(1)	(3)
Total other income (expense)	(11)	(11)
Income before income taxes	1,337	1,340
Income tax expense	378	320
Net Income	$959	$1,020

Basic Earnings per Share	$0.86	$0.89
Basic Weighted-Average Shares Outstanding	1,109	1,148
Diluted Earnings per Share	$0.86	$0.89
Diluted Weighted-Average Shares Outstanding	1,112	1,152

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net Income	$959	$1,020
Other comprehensive income (loss):
Foreign currency translation adjustments	94	(380)
Income tax effect	2	5
Foreign currency translation adjustments, net of income tax effect	96	(375)

Translation adjustments on net investment hedge	(64)	—
Income tax effect	22	—
Translation adjustments on net investment hedge, net of income tax effect	(42)	—

Defined benefit pension and other postretirement plans	—	1
Income tax effect	—	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	1

Investment securities available-for-sale	3	(5)
Income tax effect	(1)	—
Investment securities available-for-sale, net of income tax effect	2	(5)

Other comprehensive income (loss), net of tax	56	(379)
Comprehensive Income	$1,015	$641

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2015	$6,062	$16,222	$(676)	$—	$—	$4,004	$(13,522)	$34
Net income	959	959	—	—	—	—	—	—
Activity related to non-controlling interests	(2)	—	—	—	—	—	—	(2)
Other comprehensive income (loss), net of tax	56	—	56	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.19 per share	(209)	(209)	—	—	—	—	—	—
Purchases of treasury stock	(1,364)	—	—	—	—	—	(1,364)	—
Share-based payments	9	—	—	—	—	5	4	—
Balance at March 31, 2016	$5,511	$16,972	$(620)	$—	$—	$4,009	$(14,882)	$32

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating Activities
Net income	$959	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	204	184
Depreciation and amortization	95	87
Share-based payments	(40)	(53)
Deferred income taxes	(20)	37
Other	(15)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(87)	(30)
Income taxes receivable	(3)	(63)
Settlement due from customers	69	(108)
Prepaid expenses	(180)	(57)
Accrued litigation and legal settlements	6	(40)
Accounts payable	(75)	1
Settlement due to customers	(41)	158
Accrued expenses	27	(214)
Net change in other assets and liabilities	109	26
Net cash provided by operating activities	1,008	911
Investing Activities
Purchases of investment securities available-for-sale	(446)	(691)
Purchases of other short-term investments held-to-maturity	(60)	—
Proceeds from sales of investment securities available-for-sale	69	84
Proceeds from maturities of investment securities available-for-sale	55	166
Proceeds from maturities of investment securities held-to-maturity	80	—
Acquisition of businesses, net of cash acquired	—	(12)
Purchases of property, plant and equipment	(37)	(31)
Capitalized software	(38)	(26)
Other investing activities	(8)	(9)
Net cash used in investing activities	(385)	(519)
Financing Activities
Purchases of treasury stock	(1,357)	(947)
Dividends paid	(212)	(184)
Tax benefit for share-based payments	22	27
Cash proceeds from exercise of stock options	4	10
Other financing activities	(2)	(6)
Net cash used in financing activities	(1,545)	(1,100)
Effect of exchange rate changes on cash and cash equivalents	69	(222)
Net decrease in cash and cash equivalents	(853)	(930)
Cash and cash equivalents - beginning of period	5,747	5,137
Cash and cash equivalents - end of period	$4,894	$4,207

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$—	$13
Fair value of liabilities assumed related to acquisitions	$—	$—
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
Consolidation and basis of presentation
The consolidated financial statements include the accounts of MasterCard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. As of March 31, 2016 and December 31, 2015, there were no significant VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2016 presentation. In addition, the March 31, 2015 statement of cash flows was revised to correctly classify purchases of and proceeds from sales of investment securities available-for-sale with no net impact to investing activities (both line items were revised by $432 million). The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of December 31, 2015. The consolidated financial statements for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the disclosures required by GAAP. Reference should be made to the MasterCard Incorporated Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2016 and 2015 activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Share-Based Payments - In March 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to share-based payments to employees. Under this guidance, companies will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in-capital pools will be eliminated). In addition, the new guidance changes the limit that companies are allowed to withhold for employees without triggering liability classification and allows companies to make a policy election to either recognize forfeitures as they occur or estimate them. The new guidance is effective for periods beginning after December 15, 2016 and early adoption is permitted. The required transition methods for each aspect of the new guidance varies between prospective, retrospective and modified retrospective. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements and which method of adoption it will select.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Leases - In February 2016, the FASB issued accounting guidance that will change how companies account for and present lease arrangements. The guidance requires companies to recognize leased assets and liabilities for both capital and operating leases. The new guidance is effective for periods after December 15, 2018 and early adoption is permitted. Companies are required to adopt the guidance on a modified retrospective method. The Company is evaluating the potential effects this guidance will have on its consolidated financial statements.
Debt Issuance Costs - In April 2015, the FASB issued accounting guidance that changed the current presentation of debt issuance costs on the balance sheet. This new guidance moves debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company adopted the accounting guidance effective January 1, 2016. The Company applied the new guidance retrospectively and, as such, the December 31, 2015 balance sheet was adjusted to reflect the effects of the new standard. This retrospective adjustment resulted in reductions of prepaid expenses and other current assets, other assets and long-term debt by $1 million, $18 million and $19 million, respectively. As of March 31, 2016, $19 million of debt issuance costs were presented off-setting long-term debt.
Revenue Recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making the guidance effective for fiscal years beginning after December 15, 2017. The Company will adopt the new accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or modified retrospective transition method. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements and which method of adoption it will select.
Note 2. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share data)
Numerator:
Net income	$959	$1,020
Denominator:
Basic weighted-average shares outstanding	1,109	1,148
Dilutive stock options and stock units	3	4
Diluted weighted-average shares outstanding [1]	1,112	1,152
Earnings per Share:
Basic	$0.86	$0.89
Diluted	$0.86	$0.89

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 3. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2016.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	March 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$59	$—	$59
Government and agency securities [1]	38	121	—	159
Corporate securities	—	913	—	913
Asset-backed securities	—	71	—	71
Other	2	(36)	—	(34)
Total	$40	$1,128	$—	$1,168

	December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$62	$—	$62
Government and agency securities [1]	31	64	—	95
Corporate securities	—	645	—	645
Asset-backed securities	—	57	—	57
Other	2	14	—	16
Total	$33	$842	$—	$875
1 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $542 million and $541 million at March 31, 2016 and December 31, 2015, respectively, which would be included in Level 1 of the Valuation Hierarchy. See Note 5 (Accrued Expenses and Accrued Litigation) and Note 10 (Legal and Regulatory Proceedings) for further details.
The fair value of the Company’s available-for-sale municipal securities, government and agency securities, corporate securities and asset-backed securities are based on quoted prices for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy. The Company’s foreign currency derivative contracts have also been classified within Level 2 in the Other category of the Valuation Hierarchy, as the fair value is based on broker quotes for the same or similar derivative instruments. See Note 12 (Foreign Exchange Risk Management) for further details. The Company’s U.S. government securities and marketable equity securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets.
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
Investments on the Consolidated Balance Sheet include both available-for-sale and held-to-maturity securities. Available-for-sale securities are measured at fair value on a recurring basis and are included in the Valuation Hierarchy table above. Held-to-maturity securities are made up of time deposits with maturities of greater than three months and less than one year and are classified as Level 2 of the Valuation Hierarchy, but are not included in the table above due to their fair values not being measured on a recurring basis. At March 31, 2016 and December 31, 2015, the cost, which approximates fair value, of the Company’s held-to-maturity securities was $110 million and $130 million, respectively.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At March 31, 2016, the carrying value and fair value of long-term debt was $3.3 billion and $3.6 billion, respectively. At December 31, 2015, the carrying value and fair value of long-term debt was $3.3 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2016 and December 31, 2015, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 11 (Settlement and Other Risk Management).
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
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$59	$—	$—	$59
Government and agency securities	159	—	—	159
Corporate securities	910	3	—	913
Asset-backed securities	71	—	—	71
Other	2	—	—	2
Total	$1,201	$3	$—	$1,204

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$62	$—	$—	$62
Government and agency securities	94	1	—	95
Corporate securities	646	—	(1)	645
Asset-backed securities	57	—	—	57
Other	2	—	—	2
Total	$861	$1	$(1)	$861

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2016 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$413	$413
Due after 1 year through 5 years	780	782
Due after 5 years through 10 years	1	1
Due after 10 years	6	6
No contractual maturity [1]	1	2
Total	$1,201	$1,204
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2016 and 2015 were not significant.
Note 4. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$411	$345
Prepaid income taxes	43	72
Other	259	246
Total prepaid expenses and other current assets	$713	$663
Other assets consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$831	$810
Nonmarketable equity investments	169	166
Prepaid income taxes	360	352
Income taxes receivable	150	160
Other	93	92
Total other assets	$1,603	$1,580
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.
Non-current prepaid income taxes, included in the other asset table above, primarily consists of taxes paid in 2014 relating to the deferred charge on intercompany profits resulting from the reorganization of the Company’s legal entity and tax structure to better align with the business footprint of its non-U.S. operations. This deferred charge is amortized over 25 years.
Note 5. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$1,932	$1,748
Personnel costs	239	473
Advertising	58	114
Income and other taxes	354	143
Other	293	285
Total accrued expenses	$2,876	$2,763
As of March 31, 2016 and December 31, 2015, the Company’s provision related to U.S. merchant litigations was $710 million and $709 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. As of March 31, 2016, MasterCard executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. See Note 10 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation.
Note 6. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. The Company typically completes a share repurchase program before a new program becomes effective. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2016, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$3,500	$11,250
Dollar value of shares repurchased during the three months ended March 31, 2015	$—	$672	$275	$947
Remaining authorization at December 31, 2015	$4,000	$507	$—	$4,507
Dollar value of shares repurchased during the three months ended March 31, 2016	$850	$507	$—	$1,357
Remaining authorization at March 31, 2016	$3,150	$—	$—	$3,150
Shares repurchased during the three months ended March 31, 2015	—	7.8	3.2	11.0
Average price paid per share during the three months ended March 31, 2015	$—	$87.17	$84.31	$86.32
Shares repurchased during the three months ended March 31, 2016	9.7	5.7	—	15.4
Average price paid per share during the three months ended March 31, 2016	$87.38	$89.76	$—	$88.26
Cumulative shares repurchased through March 31, 2016	9.7	40.8	45.8	96.3
Cumulative average price paid per share	$87.38	$92.03	$76.42	$84.13

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015 were as follows:

	Foreign Currency Translation Adjustments	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2014	$(230)	$—	$(26)	$(4)	$(260)
Current period other comprehensive income (loss) [1,2]	(375)	—	1	(5)	(379)
Balance at March 31, 2015	$(605)	$—	$(25)	$(9)	$(639)

Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Current period other comprehensive income (loss) [1,3]	96	(42)	—	2	56
Balance at March 31, 2016	$(567)	$(68)	$13	$2	$(620)

1 For the three months ended March 31, 2016 and 2015, deferred costs related to the Company’s defined benefit pension and other postretirement plans were not significant and reclassified from accumulated other comprehensive income (loss) to general and administrative expenses. Additionally, insignificant gains and losses on available-for-sale investment securities were reclassified from accumulated other comprehensive income (loss) to investment income.
2 During the three months ended March 31, 2015, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the devaluation of the euro.
3 During the three months ended March 31, 2016, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.
Note 8. Share-Based Payments
During the three months ended March 31, 2016, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Granted in 2016	Weighted-Average Grant-Date Fair Value
	(in millions)
Non-qualified stock options	1.7	$19
Restricted stock units	1.3	$88
Performance stock units	0.2	$92
Stock options generally vest in four equal annual installments beginning one year after the date of grant and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options and calculated the expected term and the expected volatility based on historical MasterCard information. As a result, the expected term of stock options granted in the first quarter of 2016 was five years, while the expected volatility was determined to be 23.3%.
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
Note 9. Income Taxes
The effective income tax rates were 28.3% and 23.9% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax rate was higher than the comparable period in 2015, due to the recognition of a discrete benefit in 2015 relating to certain foreign taxes becoming eligible to be claimed as credits in the United States.
The Company conducts operations in multiple countries and, as a result, is subjected to tax examinations in various jurisdictions, including the United States.  Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations.  Within the next twelve months, the Company believes that the resolution of certain federal, foreign and state and local tax examinations are reasonably possible and that a change in estimate may occur. While such a change may be significant, it is not possible to provide a range of the potential change until the examinations progress further or the related statutes of limitation expire. The Company has effectively settled its U.S. federal income tax obligations through 2008, with the exception of transfer pricing issues which are settled through 2011. With limited exception, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2006.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
MasterCard recorded a pre-tax charge of $770 million in the fourth quarter of 2011 and an additional $20 million pre-tax charge in the second quarter of 2012 relating to the settlement agreements described above. In 2012, MasterCard paid $790 million with respect to the settlements, of which $726 million was paid into a qualified cash settlement fund related to the merchant class litigation. As of March 31, 2016 and December 31, 2015, MasterCard had $542 million and $541 million, respectively, in the qualified cash settlement fund classified as restricted cash on its balance sheet. The class settlement agreement provided for a return to the defendants of a portion of the class cash settlement fund, based upon the percentage of purchase volume represented by the opt-out merchants. This resulted in $164 million from the cash settlement fund being returned to MasterCard in January 2014 and reclassified at that time from restricted cash to cash and cash equivalents. In the fourth quarter of 2013, MasterCard recorded an incremental net pre-tax charge of $95 million related to the opt-out merchants, representing a change in its estimate of probable losses relating to these matters.  MasterCard has executed settlement agreements with a number of opt-out merchants and no adjustment to the amount previously recorded was deemed necessary. As of March 31, 2016, MasterCard had accrued a liability of $710 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Europe. In July 2015, the European Commission issued a Statement of Objections related to MasterCard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. Although the Statement of Objections does not quantify the level of fines, it is possible that they could be substantial. MasterCard would not expect fines to be imposed if it agrees with the Commission to business practice changes that address the Commission’s concerns. In April 2016, MasterCard submitted a response to the Statement of Objections disputing the Commission’s preliminary conclusions.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against MasterCard seeking damages for alleged anti-competitive conduct with respect to MasterCard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “UK Merchant claimants”). These retailers seek purported damages in excess of $1 billion. Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  In June 2015, MasterCard entered into a settlement with one of the UK Merchant claimants for $61 million, recorded as a provision for litigation settlement. MasterCard has submitted statements of defense to the remaining retailers’ claims disputing liability and damages. A trial for liability and damages for one of the U.K. merchant cases commenced in January 2016. The merchant in that action has claimed compensatory damages of approximately $300 million, and is also seeking costs and punitive damages. MasterCard has argued that there is no liability or damage to the merchant. The trial concluded in March 2016, with a decision expected later in the year.
With respect to all UK Merchant claimants’ litigations, MasterCard believes that it is reasonably possible that it could incur a loss and estimates the lower end of a negotiated settlement could result in a loss of $270 million. MasterCard’s estimate involves significant judgment and may change from time to time due to the varying stages of the UK Merchant claimants’ litigations, progress in settlement negotiations and the potential uncertainty of numerous unresolved legal issues. As such, subsequent progress in negotiations and/or decisions by courts could increase or decrease this estimate. The above estimate relates only to potential settlements, and MasterCard cannot estimate the potential liability, if any, if the UK Merchant claimant litigations are litigated to a final decision. At this time, MasterCard is unable to estimate a probable loss for the matters, if any, and accordingly has not accrued for any loss.

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted MasterCard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In March 2016, certain of the plaintiffs in the ATM Operators Complaint filed a motion seeking a preliminary injunction enjoining the enforcement of the nondiscrimination rules pending the outcome of the litigation.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that EMVCo, MasterCard, Visa, American Express, Discover, China Union Pay and a number of issuing banks engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege the damages would be the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek against the parties treble damages, attorney’s fees and costs and an injunction against future violations of governing law.
Note 11. Settlement and Other Risk Management
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company’s estimated settlement exposure from MasterCard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Gross settlement exposure	$38,208	$39,674
Collateral held for settlement exposure	(3,439)	(3,601)
Net uncollateralized settlement exposure	$34,769	$36,073
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
MasterCard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of MasterCard-branded travelers cheques issued, but not yet cashed of $419 million and $420 million at March 31, 2016 and December 31, 2015, respectively, of which $331 million and $332 million at March 31, 2016 and December 31, 2015, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
Note 12. Foreign Exchange Risk Management
The Company monitors and manages its exposures as part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.  A principal objective of the Company’s risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates principally through the use of derivative instruments.
Derivatives
The Company enters into foreign currency derivative contracts to manage risk associated with anticipated receipts and disbursements which are valued based on currencies other than its functional currency. The Company may also enter into foreign currency derivative contracts to offset possible changes in value due to foreign exchange fluctuations of earnings, assets and liabilities denominated in currencies other than the Company’s U.S. dollar reporting currency. The objective of these activities is to reduce the Company’s exposure to gains and losses resulting from fluctuations of foreign currencies against its functional currencies.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of MasterCard. MasterCard’s derivative contracts are summarized below:

	March 31, 2016		December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$240	$10	$232	$1
Commitments to sell foreign currency	1,343	(46)	1,430	12
Options to sell foreign currency	34	—	44	1
Balance sheet location:
Accounts receivable [1]		$18		$23
Other current liabilities [1]		(54)		(9)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Foreign currency derivative contracts
General and administrative	$(44)	$33
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of March 31, 2016 and December 31, 2015, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $126 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2016 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net investment hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). During the fourth quarter of 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of March 31, 2016, the Company had a net foreign currency transaction pre-tax loss of $104 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis supplements management's discussion and analysis of MasterCard Incorporated for the year ended December 31, 2015 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 12, 2016. It also should be read in conjunction with the consolidated financial statements and notes of MasterCard Incorporated and its consolidated subsidiaries, including MasterCard International Incorporated (together, “MasterCard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand. Currency-neutral growth rates exclude the impacts from both translational and transactional foreign currency. Columns labeled “Foreign Currency” within the tables included within represent the impacts from both translational and transactional foreign currency.
Non-GAAP Financial Information
MasterCard presents growth rates on a currency-neutral basis, which is a non-GAAP financial measure. Currency-neutral growth rates are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on our operating results. The impact of foreign currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. MasterCard’s management believes the presentation of certain currency-neutral growth rates provides relevant information. MasterCard’s management uses non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.
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

•	encouraging use of our products and solutions in areas that provide new opportunities for electronic payments, such as transit and person-to-person transfers;

•	driving acceptance at small merchants and merchants who have not historically accepted MasterCard products; and

•	broadening financial inclusion for the unbanked and underbanked.
Build. We build our business by:

•	taking advantage of the opportunities presented by evolving ways consumers interact and transact as physical and digital payments converge; and

•	using our safety and security products and solutions, data analytics and loyalty solutions to add value.
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
Financial Results Overview
For the three months ended March 31, 2016, we recorded net income of $959 million, a decrease of 6%, or 2% on a currency-neutral basis, versus the comparable period in the prior year, and earnings per diluted share of $0.86, down 3%, or up 1% on a currency-neutral basis versus the comparable period in the prior year. Key highlights for the three months ended March 31, 2016 are as follows:

•
Our net revenue increased 10%, or 14% on a currency-neutral basis versus the comparable period in 2015, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives. Our processed transactions increased 14%, MasterCard-Branded GDV increased 13% and cross border volumes increased 12%, on a local currency basis, versus the comparable period in 2015.

•
Operating expenses increased 25%, or 29% on a currency-neutral basis versus the comparable period in 2015, primarily due to the difference between foreign currency gains related to currency hedging and balance sheet remeasurement which occurred in 2015 versus foreign exchange losses on currency hedging in the current year. Additionally, there were higher personnel costs in the current year due to our continued investment in the areas of digital, services and data analytics along with wage increases. The impact from foreign exchange derivative contracts and balance sheet remeasurement had a negative impact of 16 percentage points to operating expense growth versus the comparable period in 2015.

•
The effective tax rate of 28.3% increased by 4.4 percentage points versus the comparable period in the prior year due to the lapping of a discrete tax benefit relating to foreign tax credits recorded in 2015.

Other financial highlights for three months ended March 31, 2016 were as follows:

•	We generated net cash flows from operations of $1.0 billion compared to $911 million for the comparable period in 2015.

•	We repurchased 15.4 million shares and paid dividends of $212 million.

The following table provides a summary of our operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015
	(in millions, except per share data and percentages)
Net revenue	$2,446	$2,230	10%

Operating expenses	$1,098	$879	25%
Operating income	$1,348	$1,351	—%
Operating margin	55.1%	60.6%

Income tax expense	$378	$320	18%
Effective income tax rate	28.3%	23.9%

Net Income	$959	$1,020	(6)%

Diluted earnings per share	$0.86	$0.89	(3)%
Diluted weighted-average shares outstanding	1,112	1,152	(3)%

* Tables may not sum due to rounding.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 39% and 38% for the three months ended March 31, 2016 and 2015, respectively. No individual country, other than the United States, generated more than 10% of total revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
MasterCard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, further political instability or a decline in economic conditions in the countries in which the Company operates may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue may be negatively impacted, or the Company may be impacted in several ways. MasterCard continues to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. The extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for MasterCard to grow its business. For a full discussion see, “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In addition, our business and our customers’ businesses are subject to regulation in many countries. Regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry. For further discussion, see Note 10 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 and our risk factors in “Risk Factors - Legal and Regulatory Risks” in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Further, information security risks for global payments and technology companies such as MasterCard have significantly increased in recent years. Although to date we have not experienced any material impacts relating to cyber-attacks or other information security breaches, there can be no assurance that we will be immune to these risks and not suffer such losses in the future. See our risk factor in “Risk Factors - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 related to a failure or breach of our security systems or infrastructure as a result of cyber-attacks.
Impact of Foreign Currency Rates
Our overall operating results can be impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. For the three months ended March 31, 2016, as compared to the same period in 2015, our operating results were impacted primarily by the weakening of the Brazilian real against the U.S. dollar, which devalued against the U.S. dollar by 27%, versus the comparable period in 2015.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2016, as compared to the same period in 2015, GDV on a U.S. dollar-converted basis increased 7%, while GDV on a local currency basis grew 13%. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
The following table provides a summary of the foreign currency translational and transactional impact on growth for the following items in operating results for the three months ended March 31, 2016, versus the comparable period in 2015:

Positive (Negative) Impact from Foreign Currency
Net Revenue	(4)%
Operating Expenses	4%
Net Income	(4)%
In addition, the Company incurs foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). Foreign Exchange Activity is recorded in general and administrative expenses. The Company attempts to manage the impact of transactional foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 12 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.
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
Revenue Analysis
In the three months ended March 31, 2016, gross revenue increased 12%, or 16% on a currency-neutral basis, versus the comparable period in 2015. Gross revenue growth in the three months ended March 31, 2016 was driven by an increase in dollar volume of activity on cards carrying our brands, transactions, other payment-related products and services and the impact of acquisitions. Rebates and incentives, in the three months ended March 31, 2016, increased 18%, or 22% on a currency-neutral basis, versus the comparable period in 2015, primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue increased 10%, or 14% on a currency-neutral basis, for the three months ended March 31, 2016, versus the comparable period in 2015.
The following table provides a summary of the trend in volume and transaction growth:

	Three Months Ended March 31,
	2016		2015
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
MasterCard-Branded GDV [1]	7%	13%	2%	12%
Asia Pacific/Middle East/Africa	6%	13%	9%	15%
Canada	(2)%	9%	2%	15%
Europe	11%	18%	(9)%	15%
Latin America	(9)%	14%	(3)%	15%
United States	10%	10%	7%	7%
Cross-border Volume [1]	6%	12%	3%	19%
Processed Transactions		14%		12%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, MasterCard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The significant components of our net revenue for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(in millions, except percentages)
Domestic assessments	$1,027	$963	7%
Cross-border volume fees	796	724	10%
Transaction processing fees	1,165	1,006	16%
Other revenues	497	418	19%
Gross revenue	3,485	3,111	12%
Rebates and incentives (contra-revenue)	(1,039)	(881)	18%
Net revenue	$2,446	$2,230	10%
The following table provides a summary of the primary drivers of net revenue growth in the three months ended March 31, 2016, versus the comparable period in 2015:

	Volume	Foreign Currency	Acquisitions	Other [1]		Total
Domestic assessments	13%	(6)%	—%	—%	[2]	7%
Cross-border volume fees	10%	(4)%	—%	4%		10%
Transaction processing fees	13%	(2)%	—%	5%		16%
Other revenues	**	(3)%	5%	17%	[3]	19%
Rebates and incentives	10%	(4)%	—%	12%	[4]	18%

Net revenue	11%	(4)%	1%	2%		10%

** Not applicable
1 Includes impact of pricing and other non-volume based fees.
2 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
3 Includes impacts from Advisors, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
4 Includes the impact from timing of new, renewed and expired agreements.
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing and depreciation and amortization expenses. Operating expenses increased 25%, or 29% on a currency-neutral basis, for the three months ended March 31, 2016, versus the comparable period in 2015, primarily due to the difference between foreign currency gains related to currency hedging and balance sheet remeasurement which occurred in 2015 versus foreign exchange losses on currency hedging in the current year. Additionally, there were higher personnel costs in the current year due to our continued investment in the areas of digital, services and data analytics along with wage increases. For the three months ended March 31, 2016, foreign exchange activity had a negative impact of 16 percentage points to operating expense growth versus the comparable period in 2015. The components of operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(in millions, except percentages)
General and administrative	$868	$650	34%
Advertising and marketing	135	142	(5)%
Depreciation and amortization	95	87	9%
Total operating expenses	$1,098	$879	25%
** Not meaningful

The following table provides a summary of the primary drivers of operating expense growth in the three months ended March 31, 2016, versus the comparable period in 2015:

	Acquisitions	Foreign Currency	Other	Total
General and administrative	4%	(4)%	34%	34%
Advertising and marketing	—%	(3)%	(2)%	(5)%
Depreciation and amortization	10%	(2)%	1%	9%
Total operating expenses	4%	(4)%	25%	25%
General and Administrative
General and administrative expenses for the three months ended March 31, 2016 increased 34%, or 38% on a currency-neutral basis, versus the comparable period in 2015. The significant components of our general and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2016	2015
	(in millions, except percentages)
Personnel	$520	$468	11%
Professional fees	64	58	10%
Data processing and telecommunications	97	78	24%
Foreign exchange activity	40	(88)	**
Other	147	134	11%
General and administrative expenses	$868	$650	34%
** Not meaningful
The primary drivers of changes in general and administrative expenses for three months ended March 31, 2016 versus the comparable period in 2015 were:

•	Higher personnel expense was driven by an increase in the number of employees to support our continued investment in the areas of digital, services and data analytics along with wage increases.

•	Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. These expenses increased due to capacity growth of our business and higher third-party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of monetary assets and liabilities denominated in foreign currencies.  Foreign exchange activity negatively impacted general and administrative expense growth by $128 million, or 22 percentage points. During three months ended March 31, 2016, we incurred $40 million of losses primarily relating to our derivative contracts versus $33 million of gains on similar contracts in the comparable period in 2015. In addition, in the prior year, we recognized balance sheet remeasurement gains of $55 million driven primarily by the devaluation of the Venezuelan bolivar.

•
Other expenses include costs to provide loyalty and rewards programs, travel and meeting expenses and rental expense for our facilities. Other expenses increased primarily due to increased cardholder benefit costs.

Advertising and Marketing
Our brands, principally MasterCard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global MasterCard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses decreased 5%, or 2% on a currency-neutral basis, for the three months ended March 31, 2016, versus the comparable period in 2015, mainly due to the timing of sponsorship promotions.
Depreciation and Amortization
Depreciation and amortization expenses increased 9%, or 10% on a currency-neutral basis, for the three months ended March 31, 2016 versus the comparable period in 2015, primarily due to higher amortization of capitalized software costs associated with our acquisitions.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense for the three months ended March 31, 2016 remained flat versus the comparable period in 2015, primarily due to higher interest expense related to our debt issuance in December 2015, offset by various other items.
Income Taxes
The effective income tax rates were 28.3% and 23.9% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax rate was higher than the comparable period in 2015, due to the recognition of a discrete benefit in 2015 relating to certain foreign taxes becoming eligible to be claimed as credits in the United States.
See Note 9 (Income Taxes) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion of these items.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The Company generates the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, investments and credit available to the Company at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in billions)
Cash, cash equivalents and investments [1]	$6.2	$6.7
Unused line of credit [2]	3.8	3.8
1 Investments include available-for-sale securities and held-to-maturity securities. At March 31, 2016 and December 31, 2015 this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $542 million and $541 million, respectively.
2 The Company did not use any funds from the line of credit available during the periods presented.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.5 billion and $3.3 billion at March 31, 2016 and December 31, 2015, respectively, or 56% and 48% of our total as of such dates. It is our present intention to indefinitely reinvest historic undistributed accumulated earnings associated with our foreign subsidiaries as of December 31, 2015 outside of the United States (as disclosed in Note 17 (Income Tax) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be indefinitely reinvested outside of the United States, the Company would be required to record a liability for such U.S. taxes for the historic undistributed accumulated earnings at that time. Such taxes would be due upon repatriation of such earnings to the United States.

Our liquidity and access to capital could be negatively impacted by global credit market conditions. The Company guarantees the settlement of many MasterCard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 11 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for a description of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; Note 10 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “-Business Environment”.
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$1,008	$911
Net cash used in investing activities	(385)	(519)
Net cash used in financing activities	(1,545)	(1,100)
Net cash provided by operating activities increased $97 million for the three months ended March 31, 2016, versus the comparable period in 2015, primarily due to higher customer incentive accruals and lower litigation payments in the current year, partially offset by lower net income and timing of payables.
Net cash used in investing activities decreased by $134 million for the three months ended March 31, 2016, versus the comparable period in 2015, due to lower net purchases of investment securities as compared to prior year.
Net cash used in financing activities increased by $445 million for the three months ended March 31, 2016, versus the comparable period in 2015, due to higher repurchases of the Company’s Class A common stock in the current year and higher dividends.
The table below shows a summary of the balance sheet data at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions)
Balance Sheet Data:
Current assets	$10,606	$10,984
Current liabilities	6,440	6,269
Long-term liabilities	3,954	3,919
Equity	5,511	6,062
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

Debt and Credit Availability
In December 2015, the Company issued €1.65 billion aggregate principal amount of notes. This offering consisted of €700 million aggregate principal amount of notes due 2022, €800 million aggregate principal amount of notes due 2027 and €150 million aggregate principal amount of notes due 2030 (collectively the “Euro Notes”). In March 2014, the Company issued $500 million aggregate principal amount of notes due 2019 and $1 billion aggregate principal amount of notes due 2024 (collectively the “USD Notes”). The Company is not subject to any financial covenants under the Euro Notes and the USD Notes (collectively the “Notes”). Interest on the Euro Notes is payable annually on December 1. Interest on the USD Notes is payable semi-annually on April 1 and October 1. The Notes may be redeemed in whole, or in part, at the Company’s option at any time for a specified make-whole amount. The Notes are senior unsecured obligations and would rank equally with any future unsecured and unsubordinated indebtedness.
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”). Under the Commercial Paper Program, the Company is authorized to issue up to $3.75 billion in outstanding notes, denominated in U.S. Dollars, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) in October 2015, which expires in 2020. The Credit Facility amended and restated the Company’s prior credit facility. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. The facility fee and borrowing cost under the Credit Facility are dependent upon the Company’s credit rating. Currently, the applicable facility fee is 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA), which are substantially similar to the prior credit facility. MasterCard was in compliance in all material respects with the covenants of the Credit Facility as of March 31, 2016 and December 31, 2015. The majority of Credit Facility lenders are customers or affiliates of customers of MasterCard.
Borrowings under the Credit Facility and the Commercial Paper Program are used for general corporate purposes. MasterCard had no borrowings outstanding under the Credit Facility or the Commercial Paper Program at March 31, 2016 and December 31, 2015.
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
On February 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.19 per share payable on May 9, 2016 to holders of record on April 8, 2016 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $209 million.
Aggregate payments for quarterly dividends totaled $212 million and $184 million for the three months ended March 31, 2016 and 2015, respectively.
Shares in the Company's common stock that are repurchased are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2015, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $4 billion of our Class A common stock.  This program became effective in February 2016. We typically complete a share repurchase program before a new program becomes effective.

The following table summarizes the Company's share repurchase authorizations of its Class A common stock through March 31, 2016, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$7,750
Remaining authorization at December 31, 2015	$4,000	$507	$4,507
Dollar value of shares repurchased during the three months ended March 31, 2016	$850	$507	$1,357
Remaining authorization at March 31, 2016	$3,150	$—	$3,150
Shares repurchased during the three months ended March 31, 2016	9.7	5.7	15.4
Average price paid per share during the three months ended March 31, 2016	$87.38	$89.76	$88.26
See Note 6 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
MasterCard has no off-balance sheet debt other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency rates could result in a fair value loss of approximately $126 million on our foreign currency derivative contracts outstanding at March 31, 2016 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s investments at March 31, 2016 or December 31, 2015. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at March 31, 2016 or December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There was no change in MasterCard’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, MasterCard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of MasterCard Incorporated and its subsidiaries as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated April 28, 2016 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of MasterCard Incorporated:
We have reviewed the consolidated balance sheet of MasterCard Incorporated and its subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2016 and 2015, and the consolidated statement of changes in equity for the three-month period ended March 31, 2016, and the consolidated statement of cash flows for the three-month periods ended March 31, 2016 and 2015 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 28, 2016

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 10 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1.
ITEM 1A. RISK FACTORS
For a discussion of the Company’s risk factors, see Item 1A (Risk Factors) in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2016, MasterCard repurchased a total of approximately 15.4 million shares for $1.4 billion at an average price of $88.26 per share of Class A common stock. See Note 6 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the first quarter of 2016 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	4,405,982	$90.75	4,405,982	$4,106,703,645
February 1 - 29	5,621,009	$85.22	5,621,009	$3,627,673,500
March 1 - 31	5,340,163	$89.40	5,340,163	$3,150,286,592
Total	15,367,154	$88.26	15,367,154
1 Dollar value of shares that may yet be purchased under the repurchase programs is as of the end of the period.
ITEM 5. OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, we hereby incorporate by reference herein the disclosure contained in Exhibit 99.1 of this Report.
ITEM 6. EXHIBITS
Refer to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTERCARD INCORPORATED
(Registrant)

Date:	April 28, 2016	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2016	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2016	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+*	Form of Restricted Stock Unit Agreement for awards under MasterCard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2016).

10.2+*	Form of Stock Option Agreement for awards under MasterCard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2016).

10.3+*	Form of Performance Unit Agreement for awards under MasterCard Incorporated 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2016).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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