Form 10-Q
period 2016-09-30
Mastercard Inc
filed 2016-10-28
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
MasterCard Incorporated
(Former name, changed since last report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of October 25, 2016, there were 1,069,495,068 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 20,119,370 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,205	$5,747
Restricted cash for litigation settlement	543	541
Investments	1,774	991
Accounts receivable	1,298	1,079
Settlement due from customers	1,137	1,068
Restricted security deposits held for customers	997	895
Prepaid expenses and other current assets	822	663
Total Current Assets	11,776	10,984
Property, plant and equipment, net of accumulated depreciation of $585 and $491, respectively	698	675
Deferred income taxes	327	317
Goodwill	1,814	1,891
Other intangible assets, net of accumulated amortization of $952 and $816, respectively	747	803
Other assets	1,961	1,580
Total Assets	$17,323	$16,250
LIABILITIES AND EQUITY
Accounts payable	$437	$472
Settlement due to customers	1,052	866
Restricted security deposits held for customers	997	895
Accrued litigation	716	709
Accrued expenses	3,214	2,763
Other current liabilities	705	564
Total Current Liabilities	7,121	6,269
Long-term debt	3,326	3,268
Deferred income taxes	82	79
Other liabilities	545	572
Total Liabilities	11,074	10,188
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,373 and 1,370 shares issued and 1,072 and 1,095 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 20 and 21 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,135	4,004
Class A treasury stock, at cost, 301 and 275 shares, respectively	(15,921)	(13,522)
Retained earnings	18,722	16,222
Accumulated other comprehensive income (loss)	(717)	(676)
Total Stockholders’ Equity	6,219	6,028
Non-controlling interests	30	34
Total Equity	6,249	6,062
Total Liabilities and Equity	$17,323	$16,250

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Net Revenue	$2,880	$2,530	$8,020	$7,150
Operating Expenses
General and administrative	933	883	2,731	2,343
Advertising and marketing	184	184	503	502
Depreciation and amortization	93	94	281	273
Provision for litigation settlements	—	—	107	61
Total operating expenses	1,210	1,161	3,622	3,179
Operating income	1,670	1,369	4,398	3,971
Other Income (Expense)
Investment income	12	5	32	20
Interest expense	(23)	(15)	(65)	(49)
Other income (expense), net	(26)	(7)	(30)	(9)
Total other income (expense)	(37)	(17)	(63)	(38)
Income before income taxes	1,633	1,352	4,335	3,933
Income tax expense	449	375	1,209	1,015
Net Income	$1,184	$977	$3,126	$2,918

Basic Earnings per Share	$1.08	$0.86	$2.84	$2.57
Basic Weighted-Average Shares Outstanding	1,096	1,130	1,101	1,136
Diluted Earnings per Share	$1.08	$0.86	$2.83	$2.56
Diluted Weighted-Average Shares Outstanding	1,099	1,133	1,104	1,139

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net Income	$1,184	$977	$3,126	$2,918
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(69)	3	(319)
Income tax effect	(5)	3	(10)	19
Foreign currency translation adjustments, net of income tax effect	(7)	(66)	(7)	(300)

Translation adjustments on net investment hedge	(20)	—	(56)	—
Income tax effect	7	—	20	—
Translation adjustments on net investment hedge, net of income tax effect	(13)	—	(36)	—

Defined benefit pension and other postretirement plans	—	40	(1)	53
Income tax effect	—	(15)	—	(19)
Defined benefit pension and other postretirement plans, net of income tax effect	—	25	(1)	34

Investment securities available-for-sale	—	(3)	5	(10)
Income tax effect	—	—	(2)	—
Investment securities available-for-sale, net of income tax effect	—	(3)	3	(10)

Other comprehensive income (loss), net of tax	(20)	(44)	(41)	(276)
Comprehensive Income	$1,164	$933	$3,085	$2,642

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2015	$6,062	$16,222	$(676)	$—	$—	$4,004	$(13,522)	$34
Net income	3,126	3,126	—	—	—	—	—	—
Activity related to non-controlling interests	(4)	—	—	—	—	—	—	(4)
Other comprehensive income (loss), net of tax	(41)	—	(41)	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.57 per share	(626)	(626)	—	—	—	—	—	—
Purchases of treasury stock	(2,403)	—	—	—	—	—	(2,403)	—
Share-based payments	135	—	—	—	—	131	4	—
Balance at September 30, 2016	$6,249	$18,722	$(717)	$—	$—	$4,135	$(15,921)	$30

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Operating Activities
Net income	$3,126	$2,918
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	629	560
Depreciation and amortization	281	273
Share-based payments	15	1
Deferred income taxes	(1)	18
Other	(24)	33
Changes in operating assets and liabilities:
Accounts receivable	(190)	(27)
Income taxes receivable	4	(83)
Settlement due from customers	(53)	78
Prepaid expenses	(818)	(704)
Accrued litigation and legal settlements	12	(60)
Accounts payable	(33)	(31)
Settlement due to customers	171	(192)
Accrued expenses	247	1
Net change in other assets and liabilities	126	219
Net cash provided by operating activities	3,492	3,004
Investing Activities
Purchases of investment securities available-for-sale	(751)	(862)
Purchases of investments held-to-maturity	(729)	(868)
Proceeds from sales of investment securities available-for-sale	164	666
Proceeds from maturities of investment securities available-for-sale	247	476
Proceeds from maturities of investments held-to-maturity	240	576
Acquisition of businesses, net of cash acquired	—	(584)
Purchases of property, plant and equipment	(156)	(125)
Capitalized software	(124)	(124)
Increase in restricted cash for litigation settlement	(2)	(1)
Other investing activities	(14)	(7)
Net cash used in investing activities	(1,125)	(853)
Financing Activities
Purchases of treasury stock	(2,410)	(2,725)
Dividends paid	(630)	(548)
Tax benefit for share-based payments	44	40
Cash proceeds from exercise of stock options	31	25
Other financing activities	(3)	(8)
Net cash used in financing activities	(2,968)	(3,216)
Effect of exchange rate changes on cash and cash equivalents	59	(195)
Net decrease in cash and cash equivalents	(542)	(1,260)
Cash and cash equivalents - beginning of period	5,747	5,137
Cash and cash equivalents - end of period	$5,205	$3,877

Non-Cash Investing and Financing Activities
Fair value of assets acquired, net of cash acquired	$—	$625
Fair value of liabilities assumed related to acquisitions	$—	$41
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
Consolidation and basis of presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. As of September 30, 2016 and December 31, 2015, there were no significant VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2016 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of December 31, 2015. The consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and nine months ended September 30, 2016 and 2015, activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Intra-entity asset transfers - In October 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements. However, the Company expects that it will recognize a cumulative-effect adjustment to retained earnings upon adoption of the new guidance related to intra-entity asset transfers occurring before adoption. The guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted.
Share-Based Payments - In March 2016, the FASB issued accounting guidance related to share-based payments to employees. Under this guidance, companies will be required to recognize the tax effects of exercised or vested awards within the income statement, in the period in which they occur, rather than within additional paid-in-capital. In addition, the guidance changes the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

limit that companies are allowed to withhold for employees without triggering liability accounting and allows companies to make a policy election to either recognize forfeitures as they occur or estimate them. The guidance is effective for periods beginning after December 15, 2016 and early adoption is permitted. The required transition methods for each aspect of the guidance varies between prospective, retrospective and modified retrospective. The Company will adopt the accounting guidance effective January 1, 2017 and the impact on the tax provision during the period will be dependent upon several factors including, the amount and grant value of equity awards that either vest or are exercised, in addition to, Mastercard’s share price on those dates.
Leases - In February 2016, the FASB issued accounting guidance that will change how companies account for and present lease arrangements. The guidance requires companies to recognize leased assets and liabilities for both capital and operating leases. The guidance is effective for periods after December 15, 2018 and early adoption is permitted. Companies are required to adopt the guidance using a modified retrospective method. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements.
Debt Issuance Costs - In April 2015, the FASB issued accounting guidance that changed the current presentation of debt issuance costs on the balance sheet. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company adopted the accounting guidance effective January 1, 2016. The Company applied the guidance retrospectively and, as such, the December 31, 2015 balance sheet was adjusted to reflect the effects of the standard. This retrospective adjustment resulted in reductions of prepaid expenses and other current assets, other assets and long-term debt by $1 million, $18 million and $19 million, respectively. As of September 30, 2016, $18 million of debt issuance costs were classified as an offset to long-term debt.
Revenue Recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making the guidance effective for fiscal years beginning after December 15, 2017. The Company will adopt the accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or modified retrospective transition method. The new revenue guidance will impact the timing of recognition for certain of the Company’s customer incentives. Under the new guidance, the Company will recognize certain customer incentives over the life of the contract as revenue is recognized versus as they are earned by the customer. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements and which method of adoption it will select.
Note 2. Acquisitions
On July 21, 2016, Mastercard entered into a definitive agreement to acquire a 92.4% controlling interest in VocaLink Holdings Limited (“VocaLink”) for approximately £700 million (approximately $910 million as of September 30, 2016) after adjusting for cash and certain other estimated liabilities. VocaLink’s existing shareholders have the potential for an earn-out of up to an additional £169 million (approximately $220 million as of September 30, 2016) if certain performance targets are met.  Under the agreement, a majority of VocaLink’s shareholders will retain 7.6% ownership for at least three years.  VocaLink operates payments clearing systems and ATM switching platforms in the U.K., as well as several other regions.  While the Company anticipates completing the transaction by about the middle of 2017, it is subject to regulatory approval and other customary closing conditions.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Numerator:
Net income	$1,184	$977	$3,126	$2,918
Denominator:
Basic weighted-average shares outstanding	1,096	1,130	1,101	1,136
Dilutive stock options and stock units	3	3	3	3
Diluted weighted-average shares outstanding [1]	1,099	1,133	1,104	1,139
Earnings per Share:
Basic	$1.08	$0.86	$2.84	$2.57
Diluted	$1.08	$0.86	$2.83	$2.56

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the three and nine months ended September 30, 2016.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments which are measured at fair value on a recurring basis within the Valuation Hierarchy was as follows:

	September 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$57	$—	$57
Government and agency securities [1]	36	125	—	161
Corporate securities	—	905	—	905
Asset-backed securities	—	86	—	86
Other	2	(31)	—	(29)
Total	$38	$1,142	$—	$1,180

	December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in millions)
Municipal securities	$—	$62	$—	$62
Government and agency securities [1]	31	64	—	95
Corporate securities	—	645	—	645
Asset-backed securities	—	57	—	57
Other	2	14	—	16
Total	$33	$842	$—	$875
1 Excludes amounts held in escrow related to the U.S. merchant class litigation settlement of $543 million and $541 million at September 30, 2016 and December 31, 2015, respectively, which would be included in Level 1 of the Valuation Hierarchy. See Note 6 (Accrued Expenses and Accrued Litigation) and Note 11 (Legal and Regulatory Proceedings) for further details.
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
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Available-for-sale securities are measured at fair value on a recurring basis and are included in the Valuation Hierarchy table above. Short-term held-to-maturity securities are made up of time deposits with maturities of greater than three months and less than one year and are classified as Level 2 of the Valuation Hierarchy, but are not included in the table above due to their fair values not being measured on a recurring basis. At September 30, 2016 and December 31, 2015, the cost, which approximates fair value, of the Company’s short-term held-to-maturity securities was $563 million and $130 million, respectively. In addition,

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

at September 30, 2016, the Company held $62 million of long-term held-to-maturity securities classified in other assets on the consolidated balance sheet, the cost of which approximates fair value.
Debt
The Company estimates the fair value of its long-term debt using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings. Long-term debt is classified as Level 2 of the Valuation Hierarchy. At September 30, 2016, the carrying value and fair value of long-term debt was $3.3 billion and $3.6 billion, respectively. At December 31, 2015, the carrying value and fair value of long-term debt was $3.3 billion.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using the market pricing approach which applies market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At September 30, 2016 and December 31, 2015, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$57	$—	$—	$57
Government and agency securities	160	1	—	161
Corporate securities	901	4	—	905
Asset-backed securities	86	—	—	86
Other	2	—	—	2
Total	$1,206	$5	$—	$1,211

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$62	$—	$—	$62
Government and agency securities	94	1	—	95
Corporate securities	646	—	(1)	645
Asset-backed securities	57	—	—	57
Other	2	—	—	2
Total	$861	$1	$(1)	$861
The Company’s available-for-sale investment securities held at September 30, 2016, primarily carried a credit rating of A-, or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at September 30, 2016 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$475	$475
Due after 1 year through 5 years	724	728
Due after 5 years through 10 years	1	1
Due after 10 years	5	5
No contractual maturity [1]	1	2
Total	$1,206	$1,211
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and nine months ended September 30, 2016 and 2015 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$442	$345
Prepaid income taxes	146	72
Other	234	246
Total prepaid expenses and other current assets	$822	$663
Other assets consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$1,126	$810
Nonmarketable equity investments	149	166
Prepaid income taxes	351	352
Income taxes receivable	172	160
Other	163	92
Total other assets	$1,961	$1,580
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Customer and merchant incentives	$2,326	$1,748
Personnel costs	389	473
Advertising	56	114
Income and other taxes	162	143
Other	281	285
Total accrued expenses	$3,214	$2,763
As of September 30, 2016 and December 31, 2015, the Company’s provision for litigation was $716 million and $709 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. merchant class litigation and the U.K. merchant litigation which relate to these accruals.
Note 7. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. The Company typically completes a share repurchase program before a new program becomes effective. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through September 30, 2016, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	December 2013	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$3,500	$11,250
Dollar value of shares repurchased during the nine months ended September 30, 2015	$—	$2,450	$275	$2,725
Remaining authorization at December 31, 2015	$4,000	$507	$—	$4,507
Dollar value of shares repurchased during the nine months ended September 30, 2016	$1,903	$507	$—	$2,410
Remaining authorization at September 30, 2016	$2,097	$—	$—	$2,097
Shares repurchased during the nine months ended September 30, 2015	—	27.0	3.2	30.2
Average price paid per share during the nine months ended September 30, 2015	$—	$90.87	$84.31	$90.16
Shares repurchased during the nine months ended September 30, 2016	20.6	5.7	—	26.3
Average price paid per share during the nine months ended September 30, 2016	$92.35	$89.76	$—	$91.80
Cumulative shares repurchased through September 30, 2016	20.6	40.8	45.8	107.2
Cumulative average price paid per share	$92.35	$92.03	$76.42	$85.42

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2016 and 2015 were as follows:

	Foreign Currency Translation Adjustments	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2014	$(230)	$—	$(26)	$(4)	$(260)
Current period other comprehensive income (loss) [1,2,3]	(300)	—	34	(10)	(276)
Balance at September 30, 2015	$(530)	$—	$8	$(14)	$(536)

Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Current period other comprehensive income (loss) [1,3]	(7)	(36)	(1)	3	(41)
Balance at September 30, 2016	$(670)	$(62)	$12	$3	$(717)

1 For the nine months ended September 30, 2016 and 2015, gains and losses on available-for-sale investment securities, reclassified from accumulated other comprehensive income (loss) to investment income, were not significant.
2 During the nine months ended September 30, 2015, the increase in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the euro.
3 During the nine months ended September 30, 2015, $41 million of deferred costs ($26 million after-tax) related to the Company’s defined benefit pension plan and other post retirement plans were reclassified to general and administrative expenses. These deferred costs were primarily due to the termination of the Company's U.S. defined benefit plan. For the nine months ended September 30, 2016, deferred costs related to the Company’s postretirement plans, reclassified from accumulated other comprehensive income (loss) to earnings, were not significant.
Note 9. Share-Based Payments
During the nine months ended September 30, 2016, the Company granted the following awards under the MasterCard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

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
Note 10. Income Taxes
The effective income tax rates were 27.5% and 27.7% for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rates were 27.9% and 25.8% for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the reduction in the effective tax rate versus the comparable period in 2015 was due to various discrete benefits recognized in the period, which were partially offset by a lower repatriation benefit. For the nine months ended September 30, 2016, the increase in the effective tax rate versus the comparable period in 2015 was due to the lapping of discrete benefits recognized in 2015 relating to certain foreign taxes becoming eligible to be claimed as credits in the United States and a lower repatriation benefit in the current year, which were partially offset by a more favorable geographic mix of taxable earnings in 2016.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Prior to the reversal of the settlement approval, merchants representing slightly more than 25% of the Mastercard and Visa purchase volume over the relevant period chose to opt out of the class settlement. Mastercard had anticipated that most of the larger merchants who opted out of the settlement would initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Mastercard has executed settlement agreements with a number of opt-out merchants. Mastercard believes these settlement agreements are not impacted by the ruling of the court of appeals. The defendants have consolidated all of these matters (except for one state court action in New Mexico) in front of the same federal district court that approved the merchant class settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim. Deposition discovery in these actions and the class action is scheduled to commence in December 2016.
As of September 30, 2016, Mastercard had accrued a liability of $705 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of September 30, 2016 and December 31, 2015, Mastercard had $543 million and $541 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at September 30, 2016. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. That suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Quebec suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits were commenced in British Columbia and Ontario against Mastercard, Visa and a number of large Canadian financial institutions. The British Columbia suit seeks compensatory damages in unspecified amounts, and the Ontario suit seeks compensatory damages of $5 billion on the basis of alleged conspiracy and various alleged breaches of the Canadian Competition Act. The British Columbia and Ontario suits also seek punitive damages in unspecified amounts, as well as injunctive relief, interest and legal costs. The Quebec suit was later amended to include the same defendants and similar claims as in the British Columbia and Ontario suits. Additional purported class action complaints have been commenced in Saskatchewan and Alberta with claims that largely mirror those in the British Columbia, Ontario and Quebec suits. With respect to the status of the proceedings: (1) several of the merchants’ claims in the British Columbia case have been allowed to proceed on a class basis, and a trial date has been set for September 2018, (2) the class certification hearing in the Quebec suit is scheduled for November 2017 and (3) the Ontario, Saskatchewan and Alberta suits are temporarily suspended while the British Columbia suit proceeds.
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
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant Claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  In June 2015, Mastercard entered into a settlement with one of the U.K. Merchant claimants for $61 million, recorded as a provision for litigation settlement. Mastercard has submitted statements of defense to the remaining retailers’ claims disputing liability and damages. Following the conclusion of a trial for liability and damages for one of the U.K. merchant cases, in July 2016, the tribunal issued a judgment against Mastercard for damages. Mastercard has sought permission from the court to appeal this judgment. Mastercard recorded a litigation provision of $107 million in the second quarter of 2016, that includes the amount of the judgment and related legal fees and costs. In October 2016, a liability hearing concluded in a separate action brought on behalf of 11 merchants.  If liability is found in this action, the hearing related to damages is not scheduled to start until early 2018.
With respect to the remaining U.K. Merchant claimants’ litigations, Mastercard believes that it is reasonably possible that it could incur a loss and estimates the lower end of a negotiated settlement could result in a loss of approximately $300 million. This revised estimate involves significant judgment and may change from time to time due to the varying stages of the U.K. Merchant claimants’ litigations, the filing of claims by additional U.K. merchants, progress in settlement negotiations and the potential uncertainty of numerous unresolved legal issues. As such, subsequent progress in negotiations and/or decisions by courts could increase or decrease this estimate. The above estimate relates only to potential settlements, and Mastercard cannot estimate the potential liability, if any, if the remaining U.K. Merchant claimant litigations are litigated to a final decision. At this time, Mastercard is unable to estimate a probable loss for the matters, if any, and accordingly has not accrued for any loss.
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion). The court has scheduled a case management conference for November 2016.

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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In March 2016, certain of the plaintiffs in the ATM Operators Complaint filed a motion seeking a preliminary injunction enjoining the enforcement of the nondiscrimination rules pending the outcome of the litigation. In June 2016, the U.S. Supreme Court agreed to hear oral arguments from Mastercard and its co-defendants in both cases, which is scheduled for December 2016.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege the damages would be the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. The case against the Network Defendants is now proceeding with a trial currently scheduled for late 2017.
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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Gross settlement exposure	$43,272	$39,674
Collateral held for settlement exposure	(3,996)	(3,601)
Net uncollateralized settlement exposure	$39,276	$36,073
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $407 million and $420 million at September 30, 2016 and December 31, 2015, respectively, of which $321 million and $332 million at September 30, 2016 and December 31, 2015, respectively, is mitigated by collateral arrangements. In addition, the Company enters into business agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	September 30, 2016		December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$485	$1	$232	$1
Commitments to sell foreign currency	1,195	(32)	1,430	12
Options to sell foreign currency	—	—	44	1
Balance sheet location:
Accounts receivable [1]		$13		$23
Other current liabilities [1]		(44)		(9)
1 The fair values of derivative contracts are presented on a gross basis on the balance sheet and are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Foreign currency derivative contracts
General and administrative	$(6)	$35	$(42)	$57
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of September 30, 2016 and December 31, 2015, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in interest rates and other variables related to currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $82 million on the Company’s foreign currency derivative contracts outstanding at September 30, 2016 related to the hedging program. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net investment hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). During the fourth quarter of 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of September 30, 2016, the Company had a net foreign currency transaction pre-tax loss of $96 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

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
Special Items and Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  See “Financial Results Overview” for the table that provides a reconciliation of the non-GAAP operating results and growth to the most directly comparable GAAP measures. These non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the second quarter of 2016, the Company recorded a provision for litigation of $107 million ($78 million after tax, or $0.07 per diluted share) related to a judgment issued against the Company in a litigation with a merchant in the U.K.

•	In the second quarter of 2015, the Company recorded a provision for litigation of $61 million ($44 million after tax, or $0.04 per diluted share) related to a settlement with a merchant in the U.K.

•
In the third quarter of 2015, the Company recorded a settlement charge of $79 million ($50 million after tax or $0.04 per diluted share) relating to the termination of its qualified U.S. defined benefit pension plan in general and administrative expenses (the “U.S. Employee Pension Plan Settlement Charge”).

The provisions for litigation for both years discussed above, relate to separate merchant litigations in the U.K. (collectively the “U.K. Merchant Litigation Provision”). See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item I of this Report for further discussion. Mastercard excluded the U.K. Merchant Litigation Provision because its management monitors material litigation judgments and settlements separately from ongoing operations and evaluates ongoing performance without these amounts. The Company also excluded the U.S. Employee Pension Plan Settlement Charge because its management monitors significant one-time items separately from ongoing operations and evaluates ongoing performance without these amounts. For additional discussion regarding the U.S. Employee Pension Plan Settlement Charge, see Note 11 (Pension, Postretirement and Savings Plans) in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Mastercard’s management believes that the non-GAAP financial measures presented facilitate an understanding of Mastercard’s operating performance and provide a meaningful comparison of its results between periods. Mastercard’s management uses non-GAAP financial measures to, among other things, evaluate its ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

Financial Results Overview
The following table provides a summary of our operating results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Percent Increase/(Decrease)
	2016	2015
	Actual	Actual	Special Item	Non-GAAP [1]	Actual	Special Item	Non-GAAP [1]
	(in millions, except per share data and percentages)
Net revenue	$2,880	$2,530	$—	$2,530	14%	—%	14%

Operating expenses	$1,210	$1,161	$(79)	$1,082	4%	(8)%	12%
Operating income	$1,670	$1,369	$79	$1,448	22%	7%	15%
Operating margin	58.0%	54.1%		57.2%

Income tax expense	$449	$375	$29	$404	20%	9%	11%
Effective income tax rate	27.5%	27.7%		28.2%

Net income	$1,184	$977	$50	$1,027	21%	6%	15%

Diluted earnings per share	$1.08	$0.86	$0.04	$0.91	26%	7%	19%
Diluted weighted-average shares outstanding	1,099	1,133		1,133	(3)%		(3)%

	Nine Months Ended September 30,						Percent Increase/(Decrease)
	2016			2015
	Actual	Special Item	Non-GAAP [2]	Actual	Special Items	Non-GAAP [1,2]	Actual	Special Items	Non-GAAP [1,2]
	(in millions, except per share data and percentages)
Net revenue	$8,020	$—	$8,020	$7,150	$—	$7,150	12%	—%	12%

Operating expenses	$3,622	$(107)	$3,515	$3,179	$(140)	$3,039	14%	(2)%	16%
Operating income	$4,398	$107	$4,505	$3,971	$140	$4,111	11%	1%	10%
Operating margin	54.8%		56.2%	55.5%		57.5%

Income tax expense	$1,209	$29	$1,238	$1,015	$45	$1,060	19%	2%	17%
Effective income tax rate	27.9%		27.9%	25.8%		26.0%

Net income	$3,126	$78	$3,204	$2,918	$95	$3,013	7%	1%	6%

Diluted earnings per share	$2.83	$0.07	$2.90	$2.56	$0.08	$2.64	11%	1%	10%
Diluted weighted-average shares outstanding	1,104		1,104	1,139		1,139	(3)%		(3)%

* Tables may not sum due to rounding.
1 Represents effect of excluding the U.S. Employee Pension Plan Settlement Charge, see “Special Items and Non-GAAP Financial Information” above.
2 Represents effect of excluding the U.K. Merchant Litigation Provision, see “Special Items and Non-GAAP Financial Information” above.

For the three and nine months ended September 30, 2016, we recorded net income of $1.2 billion and $3.1 billion, an increase of 21% and 7%, respectively, versus the comparable periods in the prior year. For the three and nine months ended September 30, 2016, earnings per diluted share was $1.08 and $2.83, up 26% and 11%, respectively, versus the comparable periods in the prior year.
Excluding the impact of Special Items, adjusted net income increased 15% and 6%, or 15% and 8% on a currency-neutral basis, for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015. In addition, for the three and nine months ended September 30, 2016, adjusted earnings per diluted share increased 19% and 10%, or 19% and 12% on a currency-neutral basis, respectively, versus the comparable periods in 2015.
Key highlights for the three and nine months ended September 30, 2016 are as follows:

•
For the three and nine months ended September 30, 2016, our net revenue increased 14% and 12%, respectively, or 14% for both periods on a currency-neutral basis, versus the comparable periods in 2015, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives. Our processed transactions increased 18% and 15% for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015. On a local currency basis, our worldwide GDV increased 7% and 11%, respectively, and cross border volumes increased 12% for both periods, versus the comparable periods in 2015.

•
For the three and nine months ended September 30, 2016, operating expenses increased 4% and 14%, respectively, versus the comparable periods in 2015. For those same periods, adjusted operating expenses, which excludes the impact of Special Items, increased 12% and 16%, or 12% and 17% on a currency-neutral basis, respectively, versus the comparable periods in 2015. These increases are primarily due to higher personnel costs due to continued investment in our strategic initiatives, as well as higher data processing expenses. In addition, for the three and nine months ended September 30, 2016, the impact from foreign exchange derivative contracts and balance sheet remeasurement increased operating expense growth by 2 and 4 percentage points, respectively, versus the comparable periods in 2015.

•
For the three and nine months ended September 30, 2016, the effective tax rate was 27.5% and 27.9%, respectively. The effective tax rate decreased 0.2 percentage points for the three months ended September 30, 2016 versus the comparable period in 2015, due to various discrete benefits recognized in the period, which were partially offset by a lower repatriation benefit. The effective tax rate increased 2.1 percentage points for the nine months ended September 30, 2016 versus the comparable period in 2015, due to the lapping of foreign tax credits recorded in 2015 and a lower repatriation benefit in the current year, which were partially offset by a more favorable geographic mix of taxable earnings in 2016.

Other financial highlights for the nine months ended September 30, 2016 were as follows:

•	We generated net cash flows from operations of $3.5 billion compared to $3.0 billion for the comparable period in 2015.

•	We repurchased 26.3 million shares and paid dividends of $630 million.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 38% of total net revenue for the three and nine months ended September 30, 2016 and 39% for the three and nine months ended September 30, 2015. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Our operating results can also be impacted by transactional foreign currency. The impact of transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and nine months ended September 30, 2016, as compared to the same periods in 2015, GDV on a U.S. dollar-converted basis increased 5% and 7%, respectively, while GDV on a local currency basis grew 7% and 11%, respectively. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
The following table provides a summary of the foreign currency translational and transactional impact on growth for the following items in operating results for the three and nine months ended September 30, 2016, versus the comparable periods in 2015:

	Positive (Negative) Impact from Foreign Currency [1]
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net Revenue	Less than (1%)	(2)%
Operating Expenses	1%	2%
Net Income	Less than 1%	(2)%

1 Excludes the impact from Special Items.
In addition, the Company incurs foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (collectively “Foreign exchange activity”). The impact of Foreign exchange activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses. The Company attempts to manage the impact of transactional foreign currency exposures through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this

Report. Since the Company does not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, it records gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.
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
Revenue Analysis
In the three and nine months ended September 30, 2016, gross revenue increased 16% and 14%, respectively, or 16% for both periods on a currency-neutral basis, versus the comparable periods in 2015. Gross revenue growth in the three and nine months ended September 30, 2016 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands, and other payment-related products and services. Rebates and incentives, in the three and nine months ended September 30, 2016, increased 20% for both periods, or 21% and 22%, on a currency-neutral basis, respectively, versus the comparable periods in 2015, primarily due to the impact from new and renewed agreements and increased volumes. Our net revenue for the three and nine months ended September 30, 2016, increased 14% and 12%, respectively, or 14% for both periods on a currency-neutral basis, versus the comparable periods in 2015.

The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Worldwide GDV [1]	5%	7%	—%	13%	7%	11%	1%	13%
Asia Pacific/Middle East/Africa	9%	10%	3%	14%	8%	12%	6%	15%
Canada	10%	9%	(2)%	18%	5%	10%	1%	17%
Europe	2%	5%	(6)%	17%	7%	12%	(7)%	16%
Latin America	7%	14%	(15)%	17%	(1)%	15%	(9)%	16%
United States	5%	5%	8%	8%	7%	7%	7%	7%
Cross-border Volume [1]	9%	12%	—%	16%	8%	12%	1%	17%
Processed Transactions		18%		12%		15%		12%
1 Excludes volume generated by Maestro and Cirrus cards.
Article 8 of the EU Interchange Fee Regulation related to card payments, that became effective June 9, 2016 (“Article 8”), states that a network can no longer collect fees on domestic European Economic Area payment transactions that do not use its payment brand. Prior to that, Mastercard collected a de minimis assessment fee in a few countries, particularly France, on transactions with Mastercard co-badged cards if the brands of domestic networks (as opposed to Mastercard) were used. As a result, the non-Mastercard co-badged volume is no longer being included.
The following table reflects GDV growth rates for Europe and Worldwide Mastercard. For comparability purposes, we adjusted growth rates for the impact of Article 8 to exclude the prior period co-badged volume processed by other networks.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Growth (Local)
GDV [1]
Worldwide as reported	7%	13%	11%	13%
Worldwide as adjusted for Article 8	11%	13%	12%	13%

Europe as reported	5%	17%	12%	16%
Europe as adjusted for Article 8	18%	19%	19%	19%
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

The significant components of our net revenue for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
	(in millions, except percentages)
Domestic assessments	$1,132	$1,028	10%	$3,269	$3,019	8%
Cross-border volume fees	996	880	13%	2,658	2,381	12%
Transaction processing fees	1,357	1,140	19%	3,793	3,197	19%
Other revenues	620	501	23%	1,707	1,393	22%
Gross revenue	4,105	3,549	16%	11,427	9,990	14%
Rebates and incentives (contra-revenue)	(1,225)	(1,019)	20%	(3,407)	(2,840)	20%
Net revenue	$2,880	$2,530	14%	$8,020	$7,150	12%
The following table provides a summary of the primary drivers of net revenue growth in the three and nine months ended September 30, 2016, versus the comparable periods in 2015:

	Three Months Ended September 30, 2016
	Volume	Acquisitions	Foreign Currency	Other [1]		Total
Domestic assessments	10%	—%	—%	—%	[2]	10%
Cross-border volume fees	12%	—%	(2)%	3%		13%
Transaction processing fees	16%	—%	—%	3%		19%
Other revenues	**	1%	1%	21%	[3]	23%
Rebates and incentives	9%	—%	—%	11%	[4]	20%

Net revenue	12%	—%	—%	2%		14%

	Nine Months Ended September 30, 2016
	Volume	Acquisitions	Foreign Currency	Other [1]		Total
Domestic assessments	12%	—%	(3)%	(1)%	[2]	8%
Cross-border volume fees	10%	—%	(3)%	5%		12%
Transaction processing fees	14%	—%	(1)%	6%		19%
Other revenues	**	3%	(1)%	20%	[3]	22%
Rebates and incentives	12%	—%	(2)%	10%	[4]	20%

Net revenue	10%	1%	(2)%	3%		12%

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

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization and provision for litigation settlements. Operating expenses increased 4% and 14%, for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015. Excluding the impact of Special Items, adjusted operating expenses increased 12% and 16%, or 12% and 17% on a currency-neutral basis, for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015. These increases are primarily due to increased personnel costs in the current year due to our continued investment in the areas of digital, services, data analytics and geographic expansion, as well as higher data processing expenses. In addition, foreign exchange derivative contracts and balance sheet remeasurement increased operating expense growth by 2 and 4 percentage points for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015.
The components of operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Percent Increase (Decrease)
	2016	2015
	Actual	Actual	Special Item	Non-GAAP [1]	Actual	Special Item	Non-GAAP [1]
	(in millions, except percentages)
General and administrative	$933	$883	$(79)	$804	6%	(10)%	16%
Advertising and marketing	184	184	—	184	—%	—%	—%
Depreciation and amortization	93	94	—	94	(2)%	—%	(2)%
Provision for litigation settlements	—	—	—	—	**		**
Total operating expenses	$1,210	$1,161	$(79)	$1,082	4%	(8)%	12%

	Nine Months Ended September 30,						Percent Increase (Decrease)
	2016			2015
	Actual	Special Item	Non-GAAP [2]	Actual	Special Items	Non-GAAP [1,2]	Actual	Special Items	Non-GAAP [1,2]
	(in millions, except percentages)
General and administrative	$2,731	$—	$2,731	$2,343	$(79)	$2,264	17%	(4)%	21%
Advertising and marketing	503	—	503	502	—	502	—%	—%	—%
Depreciation and amortization	281	—	281	273	—	273	3%	—%	3%
Provision for litigation settlements	107	(107)	—	61	(61)	—	**		**
Total operating expenses	$3,622	$(107)	$3,515	$3,179	$(140)	$3,039	14%	(2)%	16%

** Not meaningful
1 Represents effect of excluding the U.S. Employee Pension Plan Settlement Charge, see “Special Items and Non-GAAP Financial Information”.
2 Represents effect of excluding the U.K. Merchant Litigation Provision, see “Special Items and Non-GAAP Financial Information”.

The following table provides a summary of the primary drivers of operating expense growth in the three and nine months ended September 30, 2016 versus the comparable period in 2015:

	Three Months Ended September 30, 2016
	Special Item[1]	Acquisitions	Foreign Currency	Other	Total
General and administrative	(10)%	(1)%	(1)%	18%	6%
Advertising and marketing	—%	—%	(1)%	1%	—%
Depreciation and amortization	—%	(1)%	(2)%	1%	(2)%
Provision for litigation settlements	**	**	**	**	**
Total operating expenses	(8)%	(1)%	(1)%	14%	4%

	Nine Months Ended September 30, 2016
	Special Items[1,2]	Acquisitions	Foreign Currency	Other	Total
General and administrative	(4)%	1%	(2)%	22%	17%
Advertising and marketing	—%	—%	(2)%	2%	—%
Depreciation and amortization	—%	5%	(2)%	—%	3%
Provision for litigation settlements	**	**	**	**	**
Total operating expenses	(2)%	1%	(2)%	17%	14%

* Tables may not sum due to rounding.
** Not meaningful.
1 Represents the effect of the U.S. Employee Pension Plan Settlement Charge, see “Special Items and Non-GAAP Financial Information”.
2 Represents effect of the U.K. Merchant Litigation Provision, see “Special Items and Non-GAAP Financial Information”.

General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2016 increased 6% and 17%, respectively, versus the comparable periods in 2015. Excluding the impact of the U.S. Employee Pension Plan Settlement Charge, adjusted general and administrative expenses increased 16% and 21%, or 16% and 22% on a currency-neutral basis, for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015. The significant components of our general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
	(in millions, except percentages)
Personnel[1]	$575	$584	(2)%	$1,646	$1,540	7%
Professional fees	81	76	6%	231	199	16%
Data processing and telecommunications	111	90	24%	312	255	22%
Foreign exchange activity	12	(12)	**	43	(80)	**
Other	154	145	6%	499	429	16%
General and administrative expenses	$933	$883	6%	$2,731	$2,343	17%
Special Item	—	(79)	(10)%	—	(79)	(4)%
Adjusted general and administrative expenses (excluding Special Item)	$933	$804	16%	$2,731	$2,264	21%
** Not meaningful
1 The percentage change year over year and the 2015 amount include the impact of the U.S. Employee Pension Plan Settlement Charge of $79 million recorded in the third quarter of 2015, which decreased Personnel expense growth by 15 and 6 percentage points for the three and nine months ended September 30, 2016, respectively. Excluding the impact of the U.S. Employee Pension Plan Settlement Charge, adjusted Personnel expense grew 13% for both the three and nine months ended September 30, 2016 versus the comparable periods in 2015.

The primary drivers of changes in general and administrative expenses for three and nine months ended September 30, 2016 versus the comparable periods in 2015 were:

•
Personnel expenses decreased 2% for the three months ended September 30, 2016 and increased 7% for the nine months ended September 30, 2016 versus the comparable periods in 2015. Excluding the impact of the Special Item for the U.S. Employee Pension Plan Settlement Charge of $79 million recorded in the third quarter of 2015, adjusted personnel expenses increased 13%, or 14% on a currency-neutral basis, for both the three and nine months ended September 30, 2016 versus the comparable periods in 2015. The increase was driven by a higher number of employees to support our continued investment in the areas of digital, services, data analytics and geographic expansion, along with wage increases.

•
Professional fees consist primarily of third-party services, legal costs to defend our outstanding litigation and the evaluation of regulatory developments that impact our industry and brand. The increase is primarily due to higher legal costs to defend litigation.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. The increase is due to capacity growth of our business and higher third-party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of monetary assets and liabilities denominated in foreign currencies. During the three months ended September 30, 2016, Foreign exchange activity negatively impacted general and administrative expense growth by 3 percentage points versus the comparable period in 2015, due to the impact from foreign exchange derivative contracts, partially offset by lower balance sheet remeasurement losses versus the prior year. During the nine months ended September 30, 2016, Foreign exchange activity negatively impacted general and administrative expense growth by 6 percentage points versus the comparable period in 2015, due to the impact from foreign exchange derivative contracts and the lapping of balance sheet remeasurement gains in the prior year.

•
Other expenses include costs to provide loyalty and rewards programs, travel and meeting expenses and rental expense for our facilities. Other expenses increased primarily due to costs related to a customer dispute in the second quarter of 2016, as well as higher cardholder services and loyalty costs.

Advertising and Marketing
Our brands, principally Mastercard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global Mastercard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. For the three and nine months ended September 30, 2016, advertising and marketing expenses were relatively flat for both periods, or increased 1% and 2% on a currency-neutral basis, respectively, versus the comparable periods in 2015, mainly due to the timing of promotions.
Depreciation and Amortization
For the three months ended September 30, 2016, depreciation and amortization expenses decreased 2%, or less than 1% on a currency-neutral basis, versus the comparable period in 2015, primarily due to certain intangibles becoming fully amortized. For the nine months ended September 30, 2016, depreciation and amortization expenses increased 3%, or 4% on a currency-neutral basis, versus the comparable period in 2015, primarily due to higher amortization of capitalized software costs associated with our acquisitions, partially offset by lower amortization for certain fully amortized intangibles.
Provision for Litigation Settlement
During the nine months ended September 30, 2016, the Company recorded a provision for litigation of $107 million related to a judgment issued against the Company in a litigation with a merchant in the U.K. During the nine months ended September 30, 2015, the Company entered into a settlement with a merchant in the U.K. and recorded a provision for litigation of $61 million. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other expense increased $20 million and $25 million for the three and nine months ended September 30, 2016, respectively, versus the comparable periods in 2015, primarily due to an impairment charge taken on an investment and higher interest expense related to our debt issuance in December 2015, partially offset by higher investment income.
Income Taxes
The effective income tax rates were 27.5% and 27.7% for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rates were 27.9% and 25.8% for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the reduction in the effective tax rate versus the comparable period in 2015 was due to various discrete benefits recognized in the period, which were partially offset by a lower repatriation benefit. For the nine months ended September 30, 2016, the increase in the effective tax rate versus the comparable period in 2015 was due to the lapping of discrete benefits recognized in 2015 relating to certain foreign taxes becoming eligible to be claimed as credits in the United States and a lower repatriation benefit in the current year, which were partially offset by a more favorable geographic mix of taxable earnings in 2016.
Liquidity and Capital Resources
We believe that our cash, cash equivalents, investments, credit available and access to capital markets, together with cash flow generated from our operations, are sufficient to meet our liquidity needs. We need liquidity to fund our global operations, credit and settlement exposure, investments in our business, current and potential obligations, share repurchases, and dividend payments. The following table summarizes the cash, cash equivalents, investments and credit available to the Company at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in billions)
Cash, cash equivalents and investments [1]	$7.0	$6.7
Unused line of credit [2]	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At September 30, 2016 and December 31, 2015, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $543 million and $541 million, respectively, and long-term held-to-maturity securities of $62 million at September 30, 2016.
2 The Company had no borrowings outstanding under its line of credit as of September 30, 2016 and December 31, 2015.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $4.3 billion and $3.3 billion at September 30, 2016 and December 31, 2015, respectively, or 61% and 48% of our total as of such dates. It is our present intention to indefinitely reinvest historic undistributed accumulated earnings associated with our foreign subsidiaries outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be indefinitely reinvested outside of the United States, the Company would be required to record a liability for such U.S. taxes for the historic undistributed accumulated earnings at that time. Such taxes would be due upon repatriation of such earnings to the United States.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$3,492	$3,004
Net cash used in investing activities	(1,125)	(853)
Net cash used in financing activities	(2,968)	(3,216)
Net cash provided by operating activities increased $488 million for the nine months ended September 30, 2016, versus the comparable period in 2015, primarily due to higher net income and timing of customer settlements.
Net cash used in investing activities increased by $272 million for the nine months ended September 30, 2016, versus the comparable period in 2015, due to lower net proceeds from investment securities in the current year, partially offset by the impact of prior year acquisitions.
Net cash used in financing activities decreased by $248 million for the nine months ended September 30, 2016, versus the comparable period in 2015, due to lower repurchases of the Company’s Class A common stock in the current year, partially offset by higher dividends.
The table below shows a summary of the balance sheet data at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in millions)
Balance Sheet Data:
Current assets	$11,776	$10,984
Current liabilities	7,121	6,269
Long-term liabilities	3,953	3,919
Equity	6,249	6,062
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
In November 2015, the Company established a commercial paper program (the “Commercial Paper Program”). Under the Commercial Paper Program, the Company is authorized to issue up to $3.75 billion in outstanding notes, denominated in U.S. Dollars, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, the Company entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) in October 2015. The

Credit Facility amended and restated the Company’s prior credit facility. Borrowings under the Credit Facility are available in U.S. dollars and/or euros. In October 2016, the Company extended the Credit Facility for an additional year to October 2021. There were no material changes to the terms and conditions of the Credit Facility. The facility fee and borrowing cost under the Credit Facility are dependent upon the Company’s credit rating. Currently, the applicable facility fee is 8 basis points on the average daily commitment (whether or not utilized). In addition to the facility fee, interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 79.5 basis points, or an alternative base rate.
The Credit Facility contains customary representations, warranties, events of default and affirmative and negative covenants, including a financial covenant limiting the maximum level of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA), which are substantially similar to the prior credit facility. Mastercard was in compliance in all material respects with the covenants of the Credit Facility as of September 30, 2016 and December 31, 2015. The majority of Credit Facility lenders are customers or affiliates of customers of Mastercard.
Borrowings under the Credit Facility and the Commercial Paper Program are used for general corporate purposes. Mastercard had no borrowings outstanding under the Credit Facility or the Commercial Paper Program at September 30, 2016 and December 31, 2015.
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
On June 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.19 per share paid on August 9, 2016 to holders of record on July 8, 2016 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $209 million.
On September 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.19 per share payable on November 9, 2016 to holders of record on October 10, 2016 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $208 million.
Aggregate payments for quarterly dividends totaled $630 million and $548 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The following table summarizes the Company's share repurchase authorizations of its Class A common stock through September 30, 2016, as well as historical purchases:

	Authorization Dates
	December 2015	December 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$3,750	$7,750
Remaining authorization at December 31, 2015	$4,000	$507	$4,507
Dollar value of shares repurchased during the nine months ended September 30, 2016	$1,903	$507	$2,410
Remaining authorization at September 30, 2016	$2,097	$—	$2,097
Shares repurchased during the nine months ended September 30, 2016	20.6	5.7	26.3
Average price paid per share during the nine months ended September 30, 2016	$92.35	$89.76	$91.80
See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
Mastercard has no off-balance sheet debt other than lease arrangements, a definitive agreement to acquire a controlling interest in VocaLink Holdings Limited (“VocaLink”) for approximately £700 million, and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further information related to the VocaLink transaction, refer to Note 2 (Acquisitions) to the consolidated financial statements included in Part I, Item 1 of this Report.
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $82 million on our foreign currency derivative contracts outstanding at September 30, 2016 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on the Company’s investments at September 30, 2016 or December 31, 2015. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at September 30, 2016 or December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 28, 2016 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Mastercard Incorporated:
We have reviewed the consolidated balance sheet of Mastercard Incorporated and its subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015, and the consolidated statement of changes in equity for the nine-month period ended September 30, 2016, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2016 and 2015 included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
October 28, 2016

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the third quarter of 2016, Mastercard repurchased a total of approximately 6.0 million shares for $591 million at an average price of $97.70 per share of Class A common stock. See Note 7 (Stockholders' Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to the Company’s share repurchase programs. The Company’s repurchase activity during the third quarter of 2016 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
July 1 - 31	—	$—	—	$2,688,078,617
August 1 - 31	2,937,369	$96.00	2,937,369	$2,406,080,424
September 1 - 30	3,109,443	$99.29	3,109,443	$2,097,329,584
Total	6,046,812	$97.70	6,046,812
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

MASTERCARD INCORPORATED
(Registrant)

Date:	October 28, 2016	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2016	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2016	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporated of Mastercard Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 29, 2016 (File No. 001-32877)).

3.2	Amended and Restated By-Laws of Mastercard Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 29, 2016 (File No. 001-32877)).

10.1*
First Amendment to $3,750,000,000 Amended and Restated Credit Agreement, dated as of October 5, 2016, among Mastercard Incorporated, the several lenders and agents from time to time party thereto, Citibank, N.A., as managing administrative agent and JPMorgan Chase Bank, N.A. as administrative agent.

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