Form 10-Q
period 2017-03-31
Mastercard Inc
filed 2017-05-02
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of April 27, 2017, there were 1,053,922,389 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 17,958,030 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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
Please see a complete discussion of these risk factors in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. We caution you that the important factors referenced above may not contain all of the factors that are important to you. Our forward-looking statements speak only as of the date of this Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$6,006	$6,721
Restricted cash for litigation settlement	543	543
Investments	1,654	1,614
Accounts receivable	1,553	1,416
Settlement due from customers	1,085	1,093
Restricted security deposits held for customers	984	991
Prepaid expenses and other current assets	1,060	850
Total Current Assets	12,885	13,228
Property, plant and equipment, net of accumulated depreciation of $625 and $603, respectively	748	733
Deferred income taxes	313	307
Goodwill	1,775	1,756
Other intangible assets, net of accumulated amortization of $1,007 and $974, respectively	702	722
Other assets	2,147	1,929
Total Assets	$18,570	$18,675
LIABILITIES AND EQUITY
Accounts payable	$680	$609
Settlement due to customers	822	946
Restricted security deposits held for customers	984	991
Accrued litigation	734	722
Accrued expenses	3,158	3,318
Other current liabilities	717	620
Total Current Liabilities	7,095	7,206
Long-term debt	5,216	5,180
Deferred income taxes	83	81
Other liabilities	538	524
Total Liabilities	12,932	12,991
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,377 and 1,374 shares issued and 1,056 and 1,062 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 18 and 19 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,191	4,183
Class A treasury stock, at cost, 321 and 312 shares, respectively	(17,980)	(17,021)
Retained earnings	20,263	19,418
Accumulated other comprehensive income (loss)	(863)	(924)
Total Stockholders’ Equity	5,611	5,656
Non-controlling interests	27	28
Total Equity	5,638	5,684
Total Liabilities and Equity	$18,570	$18,675
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)
Net Revenue	$2,734	$2,446
Operating Expenses
General and administrative	951	868
Advertising and marketing	170	135
Depreciation and amortization	92	95
Provision for litigation settlement	15	—
Total operating expenses	1,228	1,098
Operating income	1,506	1,348
Other Income (Expense)
Investment income	15	10
Interest expense	(39)	(20)
Other income (expense), net	(4)	(1)
Total other income (expense)	(28)	(11)
Income before income taxes	1,478	1,337
Income tax expense	397	378
Net Income	$1,081	$959

Basic Earnings per Share	$1.00	$0.86
Basic Weighted-Average Shares Outstanding	1,078	1,109
Diluted Earnings per Share	$1.00	$0.86
Diluted Weighted-Average Shares Outstanding	1,082	1,112

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net Income	$1,081	$959
Other comprehensive income (loss):
Foreign currency translation adjustments	86	94
Income tax effect	(1)	2
Foreign currency translation adjustments, net of income tax effect	85	96

Translation adjustments on net investment hedge	(34)	(64)
Income tax effect	12	22
Translation adjustments on net investment hedge, net of income tax effect	(22)	(42)

Defined benefit pension and other postretirement plans	(2)	—
Income tax effect	1	—
Defined benefit pension and other postretirement plans, net of income tax effect	(1)	—

Investment securities available-for-sale	(1)	3
Income tax effect	—	(1)
Investment securities available-for-sale, net of income tax effect	(1)	2

Other comprehensive income (loss), net of tax	61	56
Comprehensive Income	$1,142	$1,015

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests
				Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2016	$5,684	$19,418	$(924)	$—	$—	$4,183	$(17,021)	$28
Net income	1,081	1,081	—	—	—	—	—	—
Activity related to non-controlling interests	(1)	—	—	—	—	—	—	(1)
Other comprehensive income (loss), net of tax	61	—	61	—	—	—	—	—
Cash dividends declared on Class A and Class B common stock, $0.22 per share	(236)	(236)	—	—	—	—	—	—
Purchases of treasury stock	(963)	—	—	—	—	—	(963)	—
Share-based payments	12	—	—	—	—	8	4	—
Balance at March 31, 2017	$5,638	$20,263	$(863)	$—	$—	$4,191	$(17,980)	$27

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating Activities
Net income	$1,081	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	266	204
Depreciation and amortization	92	95
Share-based compensation	39	32
Tax benefit for share-based payments	—	(22)
Deferred income taxes	8	(20)
Other	9	(15)
Changes in operating assets and liabilities:
Accounts receivable	(120)	(87)
Income taxes receivable	(5)	(3)
Settlement due from customers	8	69
Prepaid expenses	(660)	(180)
Accrued litigation and legal settlements	13	6
Accounts payable	57	(75)
Settlement due to customers	(124)	(41)
Accrued expenses	10	27
Net change in other assets and liabilities	71	109
Net cash provided by operating activities	745	1,058
Investing Activities
Purchases of investment securities available-for-sale	(205)	(446)
Purchases of investments held-to-maturity	(377)	(60)
Proceeds from sales of investment securities available-for-sale	89	69
Proceeds from maturities of investment securities available-for-sale	151	55
Proceeds from maturities of investments held-to-maturity	320	80
Purchases of property, plant and equipment	(64)	(37)
Capitalized software	(30)	(38)
Other investing activities	(130)	(8)
Net cash used in investing activities	(246)	(385)
Financing Activities
Purchases of treasury stock	(962)	(1,357)
Dividends paid	(238)	(212)
Tax benefit for share-based payments	—	22
Tax withholdings related to share-based payments	(46)	(50)
Cash proceeds from exercise of stock options	19	4
Other financing activities	(10)	(2)
Net cash used in financing activities	(1,237)	(1,595)
Effect of exchange rate changes on cash and cash equivalents	23	69
Net decrease in cash and cash equivalents	(715)	(853)
Cash and cash equivalents - beginning of period	6,721	5,747
Cash and cash equivalents - end of period	$6,006	$4,894
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Organization
Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (“Mastercard International” and together with Mastercard Incorporated, “Mastercard” or the “Company”), is a technology company in the global payments industry that connects consumers, financial institutions, merchants, governments and businesses worldwide, enabling them to use electronic forms of payment instead of cash and checks. The Company facilitates the switching (authorization, clearing and settlement) of payment transactions, and delivers related products and services. The Company makes payments easier and more efficient by creating a wide range of payment solutions and services through a family of well-known brands, including Mastercard®, Maestro® and Cirrus®. The Company also provides value-added offerings such as safety and security products, information services and consulting, issuer and acquirer processing, and loyalty and reward programs. The Company’s network is designed to ensure safety and security for the global payments system. A typical transaction on the Company’s network involves four participants in addition to the Company: cardholder (an individual who holds a card or uses another device enabled for payment), merchant, issuer (the cardholder’s financial institution) and acquirer (the merchant’s financial institution). The Company’s customers encompass a vast array of entities, including financial institutions and other entities that act as “issuers” and “acquirers”, as well as merchants, governments, and other businesses. The Company does not issue cards, extend credit, determine or receive revenue from interest rates or other fees charged to cardholders by issuers, or establish the rates charged by acquirers in connection with merchants’ acceptance of the Company’s branded cards.
Consolidation and basis of presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At March 31, 2017 and December 31, 2016, there were no significant VIEs which required consolidation. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016. The consolidated financial statements for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission requirements for Quarterly Reports on Form 10-Q. Reference should be made to the Mastercard Incorporated Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of the Company’s significant accounting policies.
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three months ended March 31, 2017 and 2016, activity from non-controlling interests was insignificant.
Recent accounting pronouncements
Net periodic pension cost and net periodic postretirement benefit cost - In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component is required to be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of the net periodic benefit costs are required to be presented in the consolidated statement of operations separately from the service cost component and outside of operating income. This guidance is required to be applied retrospectively. This guidance is effective for periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Goodwill impairment - In January 2017, the FASB issued accounting guidance to simplify how companies are required to test goodwill for impairment. Under this guidance, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under this guidance, companies will perform their annual, or interim, goodwill impairment test by comparing the reporting unit’s carrying value, including goodwill, to its fair value. An impairment charge would be recorded if the reporting unit’s carrying value exceeds its fair value. This guidance is required to be applied prospectively and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2017 and there was no impact from the adoption of the new accounting guidance on its consolidated financial statements.
Restricted cash - In November 2016, the FASB issued accounting guidance to address diversity in the classification and presentation of changes in restricted cash on the consolidated statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows. This guidance is required to be applied retrospectively and is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. Upon adoption of this standard, the Company will include restricted cash, which currently consists primarily of restricted cash for litigation settlement and restricted security deposits held for customers in its reconciliation of beginning-of-period and end-of-period amounts shown on the consolidated statement of cash flows.
Intra-entity asset transfers - In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. This guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements. However, the Company expects that it will recognize a cumulative-effect adjustment to retained earnings upon adoption of the new guidance related to certain tax activity resulting from intra-entity asset transfers occurring before the date of adoption. The Company will adopt this guidance effective January 1, 2018. For full discussion of an intra-entity transfer of intellectual property, refer to Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Share-based payments - In March 2016, the FASB issued accounting guidance related to share-based payments to employees. The Company adopted this guidance on January 1, 2017. The adoption had the following impacts on the consolidated financial statements:

•
The Company is required to recognize the tax effects from exercised and vested share-based awards in the consolidated statement of operations in the period in which they occurred rather than in additional paid-in-capital. For the three months ended March 31, 2017, the Company recorded excess tax benefits of $20 million within income tax expense. The Company is also required to revise its calculation of diluted weighted-average shares outstanding by excluding the tax effects from the assumed proceeds available to repurchase shares. For the three months ended March 31, 2017, diluted weighted-average shares outstanding included 1 million additional shares, as a result of the change in this calculation. For the three months ended March 31, 2017, the net impact of adoption resulted in a $0.02 increase to diluted earnings per share. Lastly, the Company is required to change the classification of these tax effects within the consolidated statement of cash flows and classify them as an operating activity rather than as a financing activity. Each of these above items have been adopted prospectively.

•
Retrospectively, the Company is required to change its classification of cash paid for employees withholding tax related to equity awards as a financing activity rather than as an operating activity within the consolidated statement of cash flows. As a result of this change in classification, cash provided by operating activities and cash used in financing activities within the consolidated statement of cash flows increased by $46 million and $50 million for the three months ended March 31, 2017 and 2016, respectively.

•
This guidance allows a company-wide accounting policy election either to continue estimating forfeitures each period or to account for forfeitures as they occur. The Company elected to continue its existing practice to estimate the number of awards that will be forfeited. There was no impact on its consolidated financial statements.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Leases - In February 2016, the FASB issued accounting guidance that will change how companies account for and present lease arrangements. This guidance requires companies to recognize leased assets and liabilities for both capital and operating leases. This guidance is effective for periods after December 15, 2018 and early adoption is permitted. Companies are required to adopt the guidance using a modified retrospective method. The Company expects to adopt this guidance effective January 1, 2019. The Company is in the process of evaluating the potential effects this guidance will have on its consolidated financial statements.
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making this guidance effective for fiscal years beginning after December 15, 2017. This guidance will impact the timing of recognition for certain of the Company’s customer incentives. Under the new guidance, the Company will recognize certain customer incentives over the life of the contract as revenue is recognized versus as they are earned by the customer. The Company will adopt the new accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or a modified retrospective transition method. The Company expects to adopt this guidance with the modified retrospective transition method. The Company is in the process of quantifying the potential effects this guidance will have on its consolidated financial statements.
Note 2. Acquisitions
On April 28, 2017, Mastercard acquired a 92.4% controlling interest in VocaLink Holdings Limited (“VocaLink”) for £719 million, or $929 million, in cash after adjusting for cash and certain other estimated liabilities. VocaLink’s existing shareholders have the potential for an earn-out of up to an additional £169 million (approximately $220 million as of April 28, 2017) if certain performance targets are met in 2018. VocaLink operates payment systems and ATM switching platforms in the U.K., as well as several other regions.
A majority of VocaLink’s shareholders have retained 7.6% ownership for at least three years. On the third and fifth anniversaries of the transaction and quarterly thereafter, VocaLink’s remaining shareholders have an option to sell their ownership interest to Mastercard.  Additionally, Mastercard has an option to purchase the remaining interest from VocaLink’s shareholders on the fifth anniversary of the transaction and quarterly thereafter.  These options can be exercised at a fixed price or at fair market value and expire on the tenth anniversary of the transaction.
The Company will begin consolidating this acquisition as of the date acquired and is evaluating and finalizing the purchase price accounting.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)
Numerator
Net income	$1,081	$959
Denominator
Basic weighted-average shares outstanding	1,078	1,109
Dilutive stock options and stock units	4	3
Diluted weighted-average shares outstanding [1]	1,082	1,112
Earnings per Share
Basic	$1.00	$0.86
Diluted	$1.00	$0.86

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the three months ended March 31, 2017.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	March 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$52	$—	$52
Government and agency securities	51	109	—	160
Corporate securities	—	842	—	842
Asset-backed securities	—	82	—	82
Equity securities	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	13	—	13

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(23)	$—	$(23)

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$59	$—	$59
Government and agency securities	49	117	—	166
Corporate securities	—	855	—	855
Asset-backed securities	—	80	—	80
Equity securities	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	29	—	29

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(13)	$—	$(13)
1 The Company’s U.S. government securities and marketable equity securities are classified within Level 1 of the Valuation Hierarchy as the fair values are based on unadjusted quoted prices for identical assets in active markets. The fair value of the Company’s available-for-sale municipal securities, government and agency securities, corporate securities and asset-backed securities are based on observable inputs such as quoted prices, benchmark yields and issuer spreads for similar assets in active markets and are therefore included in Level 2 of the Valuation Hierarchy.
2 The Company’s foreign currency derivative asset and liability contracts have been classified within Level 2 of the Valuation Hierarchy as the fair value is based on observable inputs such as broker quotes relating to foreign currency exchange rates for similar derivative instruments. See Note 13 (Foreign Exchange Risk Management) for further details.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At March 31, 2017 and December 31, 2016, the Company held $516 million and $452 million, respectively, of short-term held-to-maturity securities. In addition, at March 31, 2017 and December 31, 2016, the Company held $64 million and $61 million, respectively, of long-term held-to-maturity securities included in other assets on the consolidated balance sheet. Both short-term and long-term held-to-maturity securities consist of time deposits and are classified as Level 2 of the Valuation Hierarchy. The cost of these securities approximates fair value.
Nonmarketable equity investments
The Company’s nonmarketable equity cost investments are measured at fair value at initial recognition and for impairment testing. These investments are classified as Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. These investments are included in other assets on the consolidated balance sheet and in Note 5 (Prepaid Expenses and Other Assets).
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified as Level 2 of the Valuation Hierarchy. At March 31, 2017, the carrying value and fair value of long-term debt was $5.2 billion and $5.4 billion, respectively. At December 31, 2016, the carrying value and fair value of long-term debt was $5.2 billion and $5.3 billion, respectively.
Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At March 31, 2017 and December 31, 2016, the carrying value and fair value of settlement and other guarantee liabilities were not material. Settlement and other guarantee liabilities are classified as Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
Other Financial Instruments
Certain financial instruments are carried on the consolidated balance sheet at cost, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, restricted cash, accounts receivable, settlement due from customers, restricted security deposits held for customers, accounts payable, settlement due to customers and other accrued liabilities.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$52	$—	$—	$52
Government and agency securities	160	—	—	160
Corporate securities	841	2	(1)	842
Asset-backed securities	82	—	—	82
Equity securities	1	1	—	2
Total	$1,136	$3	$(1)	$1,138

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$59	$—	$—	$59
Government and agency securities	165	1	—	166
Corporate securities	853	3	(1)	855
Asset-backed securities	80	—	—	80
Equity securities	2	—	—	2
Total	$1,159	$4	$(1)	$1,162
The Company’s available-for-sale investment securities held at March 31, 2017 and December 31, 2016, primarily carried a credit rating of A-, or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at March 31, 2017 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$414	$414
Due after 1 year through 5 years	721	722
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	1	2
Total	$1,136	$1,138
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three months ended March 31, 2017 and 2016 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$566	$479
Prepaid income taxes	49	118
Other	445	253
Total prepaid expenses and other current assets	$1,060	$850
Other assets consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$1,358	$1,134
Nonmarketable equity investments	136	132
Prepaid income taxes	327	325
Income taxes receivable	162	175
Other	164	163
Total other assets	$2,147	$1,929
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such an agreement are generally deferred and amortized over the life of the agreement. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$2,189	$2,286
Personnel costs	241	496
Advertising	54	71
Income and other taxes	352	161
Other	322	304
Total accrued expenses	$3,158	$3,318
As of March 31, 2017 and December 31, 2016, the Company’s provision for litigation was $734 million and $722 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.
Note 7. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. The Company typically completes a share repurchase program before a new program becomes effective. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through March 31, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	December 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$3,750	$11,750
Dollar value of shares repurchased during the three months ended March 31, 2016	$—	$850	$507	$1,357
Remaining authorization at December 31, 2016	$4,000	$996	$—	$4,996
Dollar value of shares repurchased during the three months ended March 31, 2017	$—	$962	$—	$962
Remaining authorization at March 31, 2017	$4,000	$34	$—	$4,034
Shares repurchased during the three months ended March 31, 2016	—	9.7	5.7	15.4
Average price paid per share during the three months ended March 31, 2016	$—	$87.38	$89.76	$88.26
Shares repurchased during the three months ended March 31, 2017	—	8.8	—	8.8
Average price paid per share during the three months ended March 31, 2017	$—	$109.06	$—	$109.06
Cumulative shares repurchased through March 31, 2017	—	40.0	40.8	80.8
Cumulative average price paid per share	$—	$99.00	$92.03	$95.48

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the three months ended March 31, 2017:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2016	1,062.4	19.3
Purchases of treasury stock	(8.8)	—
Share-based payments	1.1	—
Conversion of Class B to Class A common stock	1.4	(1.4)
Balance at March 31, 2017	1,056.1	17.9
Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Other comprehensive income (loss) for the period	96	(42)	—	2	56
Balance at March 31, 2016	$(567)	$(68)	$13	$2	$(620)

Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period	85	(22)	(1)	(1)	61
Balance at March 31, 2017	$(864)	$(10)	$10	$1	$(863)

[1]
During the three months ended March 31, 2017 and 2016, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.

Note 9. Share-Based Payments
During the three months ended March 31, 2017, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2017	Weighted-Average Grant-Date Fair Value
	(in millions)
Non-qualified stock options	1.7	$21
Restricted stock units	1.2	$110
Performance stock units	0.2	$126
Stock options generally vest in four equal annual installments beginning one year after the date of grant and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options and calculated the expected term and the expected volatility based on historical Mastercard information. As a result, the expected term of stock options granted in 2017 was five years, while the expected volatility was determined to be 19.3%.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Note 10. Income Taxes
The effective income tax rates were 26.9% and 28.3% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the effective tax rate was lower than the comparable period in 2016, due to a more favorable geographical mix of taxable earnings and the adoption of the new accounting guidance related to share-based payments in 2017, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In October 2012, the parties entered into a definitive settlement agreement with respect to the merchant class litigation (including with respect to the claims related to the IPO) and the defendants separately entered into a settlement agreement with the individual merchant plaintiffs. The settlements included cash payments that were apportioned among the defendants pursuant to the omnibus judgment sharing and settlement sharing agreement described above. Mastercard also agreed to provide class members with a short-term reduction in default credit interchange rates and to modify certain of its business practices, including its “no surcharge” rule. The court granted final approval of the settlement in December 2013, and objectors to the settlement appealed that decision to the U.S. Court of Appeals for the Second Circuit. In June 2016, the court of appeals vacated the class action certification, reversed the settlement approval and sent the case back to the district court for further proceedings. The court of appeals’ ruling was based primarily on whether the merchants were adequately represented by counsel in the settlement.
Prior to the reversal of the settlement approval, merchants representing slightly more than 25% of the Mastercard and Visa purchase volume over the relevant period chose to opt out of the class settlement. Mastercard had anticipated that most of the larger merchants who opted out of the settlement would initiate separate actions seeking to recover damages, and over 30 opt-out complaints have been filed on behalf of numerous merchants in various jurisdictions. Mastercard has executed settlement agreements with a number of opt-out merchants. Mastercard believes these settlement agreements are not impacted by the ruling of the court of appeals. The defendants have consolidated all of these matters (except for two state court actions) in front of the same federal district court that approved the merchant class settlement. In July 2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim. Deposition discovery commenced in December 2016.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2017, Mastercard had accrued a liability of $705 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of March 31, 2017 and December 31, 2016, Mastercard had $543 million in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at March 31, 2017. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. The suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Quebec suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits were commenced in British Columbia and Ontario against Mastercard, Visa and a number of large Canadian financial institutions. The British Columbia suit sought compensatory damages in unspecified amounts, and the Ontario suit sought compensatory damages of $5 billion on the basis of alleged conspiracy and various alleged breaches of the Canadian Competition Act. Additional purported class action complaints were commenced in Saskatchewan and Alberta with claims that largely mirror those in the other suits. In March 2017, Mastercard entered into a term sheet reflecting an agreement in principle to resolve all of the Canadian class action litigation. The parties are negotiating a settlement agreement that, if finalized, will need to be approved in each applicable province. During the first quarter of 2017, the Company recorded a provision for litigation of $15 million related to the proposed settlement.
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard may obtain greater clarity with respect to these issues in the second or third quarter of 2017.
In the United Kingdom, beginning in May 2012, a number of retailers filed claims or threatened litigation against Mastercard seeking damages for alleged anti-competitive conduct with respect to Mastercard’s cross-border interchange fees and its U.K. and Ireland domestic interchange fees (the “U.K. Merchant claimants”), with claimed purported damages exceeding $1 billion. The U.K. Merchant claimants (including all resolved matters) represent approximately 40% of Mastercard’s U.K. interchange volume over the relevant damages period. Additional merchants have filed or threatened litigation with respect to interchange rates in Europe (the “Pan-European claimants”) for purported damages exceeding $1 billion.  Mastercard submitted statements of defense to the retailers’ claims disputing liability and damages. In June 2015, Mastercard entered into a settlement with one of the U.K. Merchant claimants for $61 million, recorded as a provision for litigation settlement. Following the conclusion of a trial for liability and damages for one of the U.K. merchant cases, in July 2016, the tribunal issued a judgment against Mastercard for damages. Mastercard recorded a litigation provision of $107 million in the second quarter of 2016 that includes the amount of the judgment and estimated legal fees and costs. Mastercard has sought permission from the court to appeal this judgment. In the fourth quarter of 2016, Mastercard recorded a charge of $10 million relating to settlements with multiple U.K. Merchant claimants.
In January 2017, Mastercard received a liability judgment in its favor on all significant matters in a separate action brought by ten of the U.K. Merchant claimants, who had been seeking in excess of $500 million in damages. Subsequently, Mastercard settled with six of these claimants to resolve their claims, with no financial payments required by Mastercard. The remaining U.K. Merchant claimants are seeking court permission to appeal the judgment.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion). In January 2017, the court heard argument on the plaintiffs’ application for collective action, and the parties are awaiting a decision. At this time, Mastercard is unable to estimate a probable loss for the matter, if any, and accordingly has not accrued for any loss.
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
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. The plaintiffs have filed a motion for class certification, and oral argument on that motion is scheduled for mid-May 2017. A trial is scheduled for late 2017.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Gross settlement exposure	$37,189	$37,202
Collateral held for settlement exposure	(4,010)	(3,734)
Net uncollateralized settlement exposure	$33,179	$33,468
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $397 million both at March 31, 2017 and December 31, 2016, of which $312 million both at March 31, 2017 and December 31, 2016, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
As of March 31, 2017 and December 31, 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	March 31, 2017		December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$67	$—	$37	$(2)
Commitments to sell foreign currency	921	(10)	777	18
Options to sell foreign currency	3	—	—	—
Balance sheet location
Accounts receivable [1]		$13		$29
Other current liabilities [1]		(23)		(13)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Foreign currency derivative contracts
General and administrative	$(28)	$(44)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of March 31, 2017 and December 31, 2016, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the risk of loss due to the potential change in an instrument’s value caused by fluctuations in foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $96 million on the Company’s foreign currency derivative contracts outstanding at March 31, 2017. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2017, the Company had a net foreign currency transaction pre-tax loss of $14 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following supplements management's discussion and analysis of Mastercard Incorporated for the year ended December 31, 2016 as contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 15, 2017. It also should be read in conjunction with the consolidated financial statements and notes of Mastercard Incorporated and its consolidated subsidiaries, including Mastercard International Incorporated (together, “Mastercard” or the “Company”), included elsewhere in this Report. Percentage changes provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were calculated on amounts rounded to the nearest thousand.
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

•	capturing more payment flows by adding automated clearing house (ACH) payments to our core card-based business via our recent acquisition of VocaLink Holdings Limited

•	driving acceptance at merchants of all sizes

•	broadening financial inclusion for the unbanked and underbanked

Build. We build our business by:

•	taking advantage of the opportunities presented by the evolving ways consumers interact and transact in the growing digital economy

•	providing value-added services across safety and security, consulting, data analytics and loyalty
We grow, diversify and build our business through a combination of organic growth and strategic investments, including acquisitions.
Strategic Partners. We work with a variety of stakeholders. We provide financial institutions with solutions to help them increase revenue by driving preference for Mastercard-branded products. We help merchants by delivering data-driven insights and other services that help them grow and create simple and secure purchase experiences regardless of how and where their consumers shop. We partner with technology companies such as digital players and mobile providers to deliver digital payment solutions powered by our technology, expertise and security protocols. We help national and local governments drive increased financial inclusion and efficiency, reduce costs, increase transparency to reduce crime and corruption and advance social programs. For consumers, we provide better, safer and more convenient ways to pay.
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 37% and 39% of total net revenue for the three months ended March 31, 2017 and 2016, respectively. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
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
Mastercard’s financial results may be negatively impacted by actions taken by individual financial institutions or by governmental or regulatory bodies. In addition, political instability or a decline in economic conditions in the countries in which we operate may accelerate the timing of or increase the impact of risks to our financial performance. As a result, our revenue or results of operations may be negatively impacted. We continue to monitor political and economic conditions around the world to identify opportunities for the continued growth of our business and to evaluate the evolution of the global payments industry. Notwithstanding recent encouraging trends, the extent and pace of economic recovery in various regions remains uncertain and the overall business environment may present challenges for us to grow our business.
For a full discussion of the various legal, regulatory and business risks that could impact our financial results, see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Results Overview
The following table provides a summary of our operating results:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016
	($ in millions, except per share data)
Net revenue	$2,734	$2,446	12%

Operating expenses	$1,228	$1,098	12%
Operating income	$1,506	$1,348	12%
Operating margin	55.1%	55.1%	- ppt

Income tax expense	$397	$378	5%
Effective income tax rate	26.9%	28.3%	(1.4) ppt

Net income	$1,081	$959	13%

Diluted earnings per share	$1.00	$0.86	16%
Diluted weighted-average shares outstanding	1,082	1,112	(3)%
Summary of Non-GAAP Results 1:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$2,734	$2,446	12%	12%

Adjusted operating expenses	$1,213	$1,098	11%	11%

Adjusted operating margin	55.6%	55.1%	0.5 ppt	0.3 ppt

Adjusted effective income tax rate	26.9%	28.3%	(1.4) ppt	(1.4) ppt

Adjusted net income	$1,091	$959	14%	13%

Adjusted diluted earnings per share	$1.01	$0.86	17%	17%

1 The Summary of Non-GAAP Results excludes the impact of the Special Item. See “Non-GAAP Financial Information” for further information on the Special Item, the impact of foreign currency and the reconciliation to GAAP reported amounts.
We recorded net income of $1.1 billion, or $1.00 per diluted share, for the three months ended March 31, 2017 versus net income of $1.0 billion, or $0.86 per diluted share, in the comparable period in in 2016. For the three months ended March 31, 2017, net income and diluted earnings per share increased 13% and 16%, respectively, versus the comparable period in 2016.
Excluding the impact of the Special Item (see “Non-GAAP Financial Information” for further information on the Special Item, the impact of foreign currency and the reconciliation to GAAP reported amounts), adjusted net income increased 14%, or 13% on a currency-neutral basis, for the three months ended March 31, 2017, versus the comparable period in 2016. In addition, for the three months ended March 31, 2017, adjusted diluted earnings per share increased 17% both as adjusted and on a currency-neutral basis, versus the comparable period in 2016.

Key highlights for the three months ended March 31, 2017 were as follows:

•
Net revenue increased 12% both as reported and on a currency-neutral basis, versus the comparable period in 2016, primarily driven by increases across our revenue categories, partially offset by higher rebates and incentives. Switched transactions increased 17%, gross dollar volume increased 8%, on a local currency basis and adjusted for the impact of the EU regulation change, and cross-border volume increased 13%, versus the comparable period in 2016.

•
Operating expenses increased 12% versus the comparable period in 2016. Excluding the impact of the Special Item, adjusted operating expenses increased 11%, both as adjusted and on a currency-neutral basis, versus the comparable period in 2016. The increase was primarily due to higher personnel costs and timing of marketing spend.

•
The effective income tax rate decreased 1.4 percentage point to 26.9% for the three months ended March 31, 2017 versus 28.3% for the comparable period in 2016, due to a more favorable geographical mix of taxable earnings and the adoption of the new accounting guidance related to share-based payments in 2017, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.

Other financial highlights for the three months ended March 31, 2017 were as follows:

•	We generated net cash flows from operations of $0.7 billion compared to $1.1 billion for the comparable period in 2016.

•	We repurchased 8.8 million shares and paid dividends of $238 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  These non-GAAP financial measures exclude the impact of a special item (“Special Item”) for a provision for litigation of $15 million ($10 million after tax, or $0.01 per diluted share), which was recorded in the first quarter of 2017, relating to a proposed settlement for Canadian merchant litigation (the “Canadian Merchant Litigation Provision”). See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item I of this Report for further discussion. Mastercard excluded the Canadian Merchant Litigation Provision because our management monitors litigation judgments and settlements related to interchange and regulation separately from ongoing operations and evaluates ongoing performance without these amounts.
In addition, Mastercard presents growth rates adjusted for the impact of foreign currency, which is a non-GAAP financial measure. We present currency-neutral growth rates, which are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of foreign currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. Our management believes the presentation of the impact of foreign currency provides relevant information.
Mastercard’s management believes that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. Our management uses non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the our related financial results prepared in accordance with GAAP.

Net revenue, operating expenses, operating margin, effective income tax rate, net income and diluted earnings per share adjusted for the Special Item and/or the impact of foreign currency are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with GAAP to the respective non-GAAP adjusted financial measures.

	Three Months Ended March 31, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,228	55.1%	26.9%	$1,081	$1.00
Special Item	(15)	0.5%	—%	10	0.01
Non-GAAP	$1,213	55.6%	26.9%	$1,091	$1.01

	Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	12%	12%	- ppt	(1.4) ppt	13%	16%
Special Item	—%	(1)%	0.5 ppt	– ppt	1%	1%
Non-GAAP	12%	11%	0.5 ppt	(1.4) ppt	14%	17%
Foreign currency [1]	—%	—%	(0.2) ppt	– ppt	—%	—%
Non-GAAP - currency-neutral	12%	11%	0.3 ppt	(1.4) ppt	13%	17%
Note: Table may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.
Impact of Foreign Currency Rates

Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.

Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar, however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three months ended March 31, 2017, GDV on a U.S. dollar-converted basis increased 3%, while GDV on a local currency basis increased 5%, versus the comparable period in 2016. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
In addition, we incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses. We attempt to manage foreign currency balance sheet remeasurement and cash flow risk through its foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.
We generate revenue and have financial assets in countries at risk for currency devaluation. While these revenues and financial assets are not material to Mastercard on a consolidated basis, they could be negatively impacted if a devaluation of local currencies occurs relative to the U.S. dollar.
Financial Results
Revenue
Revenue Description
Our business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ financial institutions) and acquirers (the merchants’ financial institutions). Our gross revenue is generated by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands and from the fees that we charge our customers for providing transaction processing and other payment-related products and services. Our revenue is based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro and Brazilian real.
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
We classify our net revenue into the following five categories:

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

➢
Clearing is the determination and exchange of financial transaction information between issuers and acquirers after a transaction has been successfully conducted at the point of interaction. We clear transactions among customers through our central and regional processing systems.

➢	Settlement is facilitating the exchange of funds between parties.

•
Connectivity fees are charged to issuers and acquirers for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted and the number of connections to our network.

•	Other Processing fees include issuer and acquirer processing solutions; payment gateways for e-commerce merchants; and mobile gateways for mobile initiated transactions.

4.	Other revenues: Other revenues consist of other payment-related products and services and are primarily associated with the following:

•	Consulting, data analytic and research fees are primarily generated by Mastercard Advisors, our professional advisory services group.

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

•	We also charge for a variety of other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain Mastercard customers and are recorded as contra-revenue.
Revenue Analysis
In the three months ended March 31, 2017, gross revenue increased 15%, both as reported and on a currency-neutral basis, versus the comparable period in 2016. Gross revenue growth in the three months ended March 31, 2017 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands, and other payment-related products and services.
Rebates and incentives, in the three months ended March 31, 2017, increased 23% both as reported and on a currency-neutral basis, versus the comparable period in 2016, primarily due to the impact from new and renewed agreements and increased volumes.
Our net revenue for the three months ended March 31, 2017, increased 12% both as reported and on a currency-neutral basis, versus the comparable period in 2016.

The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended March 31,
	2017		2016
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	3%	5%	7%	13%
Asia Pacific/Middle East/Africa	6%	8%	6%	13%
Canada	17%	12%	(2)%	9%
Europe	(2)%	1%	11%	18%
Latin America	17%	15%	(8)%	15%
United States	2%	2%	10%	10%
Cross-border Volume [1]	10%	13%	6%	12%
Switched Transactions		17%		14%
1 Excludes volume generated by Maestro and Cirrus cards.
In 2016, our GDV was impacted by the EU Interchange Fee Regulation related to card payments, which became effective in June 2016. The regulation requires that we no longer collect fees on domestic European Economic Area payment transactions that do not use our network brand. Prior to that, we collected a de minimis assessment fee in a few countries, particularly France, on transactions with Mastercard co-badged cards if the brands of domestic networks (as opposed to Mastercard) were used. As a result, the non-Mastercard co-badged volume is no longer being included.
The following table reflects GDV growth rates for Europe and Worldwide Mastercard. For comparability purposes, we adjusted growth rates for the impact of Article 8 of the EU Interchange Fee Regulation related to card payments, to exclude the prior period co-badged volume processed by other networks.

	Three Months Ended March 31,
	2017	2016
	Growth (Local)
GDV [1]
Worldwide as reported	5%	13%
Worldwide as adjusted for EU Regulation	8%	14%

Europe as reported	1%	18%
Europe as adjusted for EU Regulation	14%	20%
1 Excludes volume generated by Maestro and Cirrus cards.
A significant portion of our revenue is concentrated among our five largest customers. The loss of any of these customers or their significant card programs could adversely impact our revenue. In addition, as part of our business strategy, Mastercard, among other efforts, enters into business agreements with customers. These agreements can be terminated in a variety of circumstances. See our risk factor in “Risk Factor - Business Risks” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

The significant components of our net revenue for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	($ in millions)
Domestic assessments	$1,189	$1,027	16%
Cross-border volume fees	916	796	15%
Transaction processing	1,347	1,165	16%
Other revenues	561	497	13%
Gross revenue	4,013	3,485	15%
Rebates and incentives (contra-revenue)	(1,279)	(1,039)	23%
Net revenue	$2,734	$2,446	12%
The following table summarizes the primary drivers of net revenue growth in the three months ended March 31, 2017, versus the comparable period in 2016:

	Three Months Ended March 31, 2017
	Volume	Foreign Currency	Other [1]		Total
Domestic assessments	7%	1%	8%	[2]	16%
Cross-border volume fees	12%	(2)%	5%		15%
Transaction processing	15%	—%	1%		16%
Other revenues	**	1%	12%	[3]	13%
Rebates and incentives (contra-revenue)	8%	—%	15%	[4]	23%

Net revenue	10%	—%	2%		12%

Note: Table may not sum due to rounding.
** Not applicable.
1 Includes impact from pricing and other non-volume based fees.
2 Includes impact of the allocation of revenue to service deliverables, which are recorded in other revenue when services are performed.
3 Includes impacts from Advisor fees, safety and security fees, loyalty and reward solution fees and other payment-related products and services.
4 Includes the impact from timing of new, renewed and expired agreements.

Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization expenses and provision for litigation settlement. Operating expenses increased 12% for the three months ended March 31, 2017, versus the comparable period in 2016. Excluding the impact of the Special Item, adjusted operating expenses increased 11% both as adjusted and on a currency-neutral basis, for the three months ended March 31, 2017, versus the comparable period in 2016. The increase was primarily due to higher personnel costs and timing of marketing spend.
The components of operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	($ in millions)
General and administrative	$951	$868	10%
Advertising and marketing	170	135	25%
Depreciation and amortization	92	95	(2)%
Provision for litigation settlement	15	—	**
Total operating expenses	1,228	1,098	12%
Special Item[1]	(15)	—	**
Adjusted total operating expenses (excluding Special Item1)	$1,213	$1,098	11%

** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Item.
The following table summarizes the primary drivers of changes in operating expenses in the three months ended March 31, 2017 versus the comparable period in 2016:

	Three Months Ended March 31, 2017
	Operational	Special Item [1]	Foreign Currency	Total
General and administrative	10%	—%	—%	10%
Advertising and marketing	27%	—%	(1)%	25%
Depreciation and amortization	(1)%	—%	(1)%	(2)%
Provision for litigation settlement	**	**	**	**
Total operating expenses	11%	1%	—%	12%

Note: Table may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Item.

General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	($ in millions)
Personnel	$594	$520	14%
Professional fees	61	64	(4)%
Data processing and telecommunications	110	97	14%
Foreign exchange activity	37	40	**
Other	149	147	1%
General and administrative expenses	$951	$868	10%
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of changes in general and administrative expenses for three months ended March 31, 2017 versus the comparable period in 2016 were:

•
Personnel expenses increased 14%, or 15% on a currency-neutral basis, for the three months ended March 31, 2017, versus the comparable period in 2016. The increase was driven by a higher number of employees to support our continued investment in the areas of digital, geographic expansion, Advisors consulting and data analytics.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. The increase is due to capacity growth of our business and higher third-party processing costs.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion. There were no significant changes in the foreign exchange activity for the three months ended March 31, 2017, versus the comparable period in 2016.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses and rental expense for our facilities. Other expenses for the three months ended March 31, 2017, were relatively flat versus the comparable period in 2016.

Advertising and Marketing
Our brands, principally Mastercard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global Mastercard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased 25%, or 27% on a currency-neutral basis, for the three months ended March 31, 2017, versus the comparable period in 2016, mainly due to timing of marketing spend.
Depreciation and Amortization
Depreciation and amortization expenses decreased 2%, or 1% on a currency-neutral basis, for the three months ended March 31, 2017, versus the comparable period in 2016, primarily due to lower amortization from certain intangibles becoming fully amortized, partially offset by higher depreciation from capital investments.
Provision for Litigation Settlement
During the three months ended March 31, 2017, we recorded a provision for litigation of $15 million related to a proposed settlement for Canadian merchant litigation (the “Canadian Merchant Litigation Provision”). See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.

Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other income (expense) increased $17 million for the three months ended March 31, 2017, versus the comparable period in 2016, primarily due to higher interest expense related to our debt issuance in November 2016, partially offset by higher investment income.
Income Taxes
The effective income tax rates were 26.9% and 28.3% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the effective tax rate was lower than the comparable period in 2016, due to a more favorable geographical mix of taxable earnings and the adoption of the new accounting guidance related to share-based payments in 2017, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.
Liquidity and Capital Resources
We need liquidity and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. We generate the cash required to meet these needs through operations. The following table summarizes the cash, cash equivalents, investments and credit available to us at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in billions)
Cash, cash equivalents and investments [1]	$7.7	$8.3
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. Both at March 31, 2017 and December 31, 2016, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $543 million. This amount also excludes restricted security deposits held for customers of $984 million and $991 million at March 31, 2017 and December 31, 2016, respectively.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $4.0 billion and $3.8 billion at March 31, 2017 and December 31, 2016, respectively, or 52% and 45% as of such dates. It is our present intention to indefinitely reinvest historic undistributed accumulated earnings associated with our foreign subsidiaries outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be indefinitely reinvested outside of the United States, we would be required to record a liability for such U.S. taxes for the historic undistributed accumulated earnings at that time. Such taxes would be due upon repatriation of such earnings to the United States.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many Mastercard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for further information of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of the future. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
Our liquidity and access to capital could also be negatively impacted by the outcome of any of the legal or regulatory proceedings to which we are a party. For additional discussion of these and other risks facing our business, see Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016; Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report; and “Business Environment” within this section of this Report.

Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$745	$1,058
Net cash used in investing activities	(246)	(385)
Net cash used in financing activities	(1,237)	(1,595)
Net cash provided by operating activities decreased $313 million for the three months ended March 31, 2017, versus the comparable period in 2016, primarily due to higher customer incentive payments and timing of settlement activity, partially offset by higher net income adjusted for non-cash items.
Net cash used in investing activities decreased by $139 million for the three months ended March 31, 2017, versus the comparable period in 2016, primarily due to lower net purchases of investment securities.
Net cash used in financing activities decreased by $358 million for the three months ended March 31, 2017, versus the comparable period in 2016, due to lower repurchases of our Class A common stock in the current year, partially offset by higher dividends.
The table below shows a summary of select balance sheet data at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in millions)
Balance Sheet Data:
Current assets	$12,885	$13,228
Current liabilities	7,095	7,206
Long-term liabilities	5,837	5,785
Equity	5,638	5,684
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
Our long-term debt was $5.2 billion at both March 31, 2017 and December 31, 2016, with the earliest maturity of principal occurring in 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2021. We were in compliance in all material respects with the covenants of the Credit Facility as of March 31, 2017 and December 31, 2016. The majority of Credit Facility lenders are our customers or their affiliates.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Credit Facility or the Commercial Paper Program at March 31, 2017 and December 31, 2016.
See Note 12 (Debt) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of long-term debt, the Commercial Paper Program and the Credit Facility.
Dividends and Share Repurchases
We have historically paid quarterly dividends on our outstanding Class A common stock and Class B common stock. Subject to legally available funds, we intend to continue to pay a quarterly cash dividend. However, the declaration and payment of future dividends is at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, available cash and current and anticipated cash needs.
Aggregate payments for quarterly dividends totaled $238 million and $212 million for the three months ended March 31, 2017 and 2016, respectively.
On December 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.22 per share paid on February 9, 2017 to holders of record on January 9, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $238 million.
On February 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.22 per share payable on May 9, 2017 to holders of record on April 7, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $236 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of its Class A common stock.  This program will become effective after completion of the share repurchase program authorized in December 2015.
The following table summarizes our share repurchase authorizations of our Class A common stock through March 31, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$8,000
Remaining authorization at December 31, 2016	$4,000	$996	$4,996
Dollar value of shares repurchased during the three months ended March 31, 2017	$—	$962	$962
Remaining authorization at March 31, 2017	$4,000	$34	$4,034
Shares repurchased during the three months ended March 31, 2017	—	8.8	8.8
Average price paid per share during the three months ended March 31, 2017	$—	$109.06	$109.06
See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Off-Balance Sheet Arrangements
We have no off-balance sheet debt, other than lease arrangements and other commitments as presented in the future obligations table in Item 7 (Liquidity and Capital Resources) in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $96 million on our foreign currency derivative contracts outstanding at March 31, 2017 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at March 31, 2017. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at March 31, 2017.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 2, 2017 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Mastercard Incorporated:
We have reviewed the consolidated balance sheet of Mastercard Incorporated and its subsidiaries as of March 31, 2017, and the related consolidated statements of operations and comprehensive income and of cash flows for the three-month periods ended March 31, 2017 and 2016, and the consolidated statement of changes in equity for the three-month period ended March 31, 2017, included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2017

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Item 1A (Risk Factors) in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the first quarter of 2017, Mastercard repurchased a total of approximately 8.8 million shares for $962 million at an average price of $109.06 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the first quarter of 2017 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
January 1 - 31	2,690,536	$107.50	2,690,536	$4,706,996,793
February 1 - 28	2,919,254	$107.75	2,919,254	$4,392,458,402
March 1 - 31	3,214,774	$111.55	3,214,774	$4,033,840,643
Total	8,824,564	$109.06	8,824,564
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

MASTERCARD INCORPORATED
(Registrant)

Date:	May 2, 2017	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2017	By:	/S/ ANDREA FORSTER
Andrea Forster
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*+	Form of Restricted Stock Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017).

10.2*+	Form of Stock Option Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017).

10.3*+	Form of Performance Unit Agreement for awards under 2006 Long Term Incentive Plan (effective for awards granted on and subsequent to March 1, 2017).

10.4*+	Description of Employment Arrangement with Robert Reeg.

15*	Awareness Letter from the Company’s Independent Registered Public Accounting Firm.

31.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ajay Banga, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martina Hund-Mejean, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts or compensatory plans or arrangements.

*	Filed or furnished herewith.
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