Form 10-Q
period 2017-06-30
Mastercard Inc
filed 2017-07-27
CIK 1141391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of July 24, 2017, there were 1,049,179,397 shares outstanding of the registrant’s Class A common stock, par value $0.0001 per share; and 15,717,897 shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MASTERCARD INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except per share data)
ASSETS
Cash and cash equivalents	$5,177	$6,721
Restricted cash for litigation settlement	544	543
Investments	1,782	1,614
Accounts receivable	1,708	1,416
Settlement due from customers	1,271	1,093
Restricted security deposits held for customers	993	991
Prepaid expenses and other current assets	1,067	850
Total Current Assets	12,542	13,228
Property, plant and equipment, net of accumulated depreciation of $650 and $603, respectively	845	733
Deferred income taxes	375	307
Goodwill	2,759	1,756
Other intangible assets, net of accumulated amortization of $1,058 and $974, respectively	1,126	722
Other assets	2,192	1,929
Total Assets	$19,839	$18,675
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Accounts payable	$654	$609
Settlement due to customers	1,106	946
Restricted security deposits held for customers	993	991
Accrued litigation	736	722
Accrued expenses	3,306	3,318
Other current liabilities	788	620
Total Current Liabilities	7,583	7,206
Long-term debt	5,326	5,180
Deferred income taxes	140	81
Other liabilities	842	524
Total Liabilities	13,891	12,991

Commitments and Contingencies

Redeemable Non-controlling Interests	70	—

Stockholders’ Equity
Class A common stock, $0.0001 par value; authorized 3,000 shares, 1,379 and 1,374 shares issued and 1,051 and 1,062 outstanding, respectively	—	—
Class B common stock, $0.0001 par value; authorized 1,200 shares, 16 and 19 issued and outstanding, respectively	—	—
Additional paid-in-capital	4,257	4,183
Class A treasury stock, at cost, 329 and 312 shares, respectively	(18,911)	(17,021)
Retained earnings	21,205	19,418
Accumulated other comprehensive income (loss)	(699)	(924)
Total Stockholders’ Equity	5,852	5,656
Non-controlling interests	26	28
Total Equity	5,878	5,684
Total Liabilities, Redeemable Non-controlling Interests and Equity	$19,839	$18,675
The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net Revenue	$3,053	$2,694	$5,787	$5,140
Operating Expenses
General and administrative	1,075	930	2,026	1,798
Advertising and marketing	214	184	384	319
Depreciation and amortization	111	93	203	188
Provision for litigation settlement	—	107	15	107
Total operating expenses	1,400	1,314	2,628	2,412
Operating income	1,653	1,380	3,159	2,728
Other Income (Expense)
Investment income	14	10	29	20
Interest expense	(39)	(22)	(78)	(42)
Other income (expense), net	—	(3)	(4)	(4)
Total other income (expense)	(25)	(15)	(53)	(26)
Income before income taxes	1,628	1,365	3,106	2,702
Income tax expense	451	382	848	760
Net Income	$1,177	$983	$2,258	$1,942

Basic Earnings per Share	$1.10	$0.89	$2.10	$1.76
Basic Weighted-Average Shares Outstanding	1,070	1,098	1,074	1,104
Diluted Earnings per Share	$1.10	$0.89	$2.09	$1.75
Diluted Weighted-Average Shares Outstanding	1,075	1,101	1,078	1,107

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net Income	$1,177	$983	$2,258	$1,942
Other comprehensive income (loss):
Foreign currency translation adjustments	230	(89)	316	5
Income tax effect	2	(7)	1	(5)
Foreign currency translation adjustments, net of income tax effect	232	(96)	317	—

Translation adjustments on net investment hedge	(108)	28	(142)	(36)
Income tax effect	40	(9)	52	13
Translation adjustments on net investment hedge, net of income tax effect	(68)	19	(90)	(23)

Defined benefit pension and other postretirement plans	—	(1)	(2)	(1)
Income tax effect	—	—	1	—
Defined benefit pension and other postretirement plans, net of income tax effect	—	(1)	(1)	(1)

Investment securities available-for-sale	(1)	2	(2)	5
Income tax effect	1	(1)	1	(2)
Investment securities available-for-sale, net of income tax effect	—	1	(1)	3

Other comprehensive income (loss), net of tax	164	(77)	225	(21)
Comprehensive Income	$1,341	$906	$2,483	$1,921

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Stockholders’ Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Class A Treasury Stock	Non- Controlling Interests	Total Equity
	Class A	Class B
	(in millions, except per share data)
Balance at December 31, 2016	$—	$—	$19,418	$(924)	$4,183	$(17,021)	$28	$5,684
Net income	—	—	2,258	—	—	—	—	2,258
Activity related to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss), net of tax	—	—	—	225	—	—	—	225
Cash dividends declared on Class A and Class B common stock, $0.44 per share	—	—	(471)	—	—	—	—	(471)
Purchases of treasury stock	—	—	—	—	—	(1,894)	—	(1,894)
Share-based payments	—	—	—	—	74	4	—	78
Balance at June 30, 2017	$—	$—	$21,205	$(699)	$4,257	$(18,911)	$26	$5,878

The accompanying notes are an integral part of these consolidated financial statements.

MASTERCARD INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in millions)
Operating Activities
Net income	$2,258	$1,942
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of customer and merchant incentives	496	396
Depreciation and amortization	203	188
Share-based compensation	88	74
Tax benefit for share-based payments	—	(33)
Deferred income taxes	(23)	(8)
Other	35	(28)
Changes in operating assets and liabilities:
Accounts receivable	(186)	(100)
Settlement due from customers	(177)	75
Prepaid expenses	(980)	(522)
Accrued litigation and legal settlements	14	107
Accounts payable	24	(18)
Settlement due to customers	159	(50)
Accrued expenses	(4)	—
Net change in other assets and liabilities	132	96
Net cash provided by operating activities	2,039	2,119
Investing Activities
Purchases of investment securities available-for-sale	(322)	(561)
Purchases of investments held-to-maturity	(514)	(139)
Proceeds from sales of investment securities available-for-sale	105	107
Proceeds from maturities of investment securities available-for-sale	248	162
Proceeds from maturities of investments held-to-maturity	461	130
Purchases of property, plant and equipment	(114)	(101)
Capitalized software	(54)	(80)
Acquisition of businesses, net of cash acquired	(951)	—
Investment in nonmarketable equity investments	(121)	(11)
Other investing activities	8	(2)
Net cash used in investing activities	(1,254)	(495)
Financing Activities
Purchases of treasury stock	(1,893)	(1,819)
Payment of debt	(64)	—
Dividends paid	(474)	(421)
Tax benefit for share-based payments	—	33
Tax withholdings related to share-based payments	(46)	(52)
Cash proceeds from exercise of stock options	36	16
Other financing activities	(11)	(3)
Net cash used in financing activities	(2,452)	(2,246)
Effect of exchange rate changes on cash and cash equivalents	123	51
Net decrease in cash and cash equivalents	(1,544)	(571)
Cash and cash equivalents - beginning of period	6,721	5,747
Cash and cash equivalents - end of period	$5,177	$5,176
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
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mastercard and its majority-owned and controlled entities, including any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. At June 30, 2017 and December 31, 2016, there were no significant VIEs which required consolidation. The Company consolidates acquisitions as of the date in which the Company has obtained a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation. The Company follows accounting principles generally accepted in the United States of America (“GAAP”).
The balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of December 31, 2016. The consolidated financial statements for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 are unaudited, and in the opinion of management, include all normal recurring adjustments that are necessary to present fairly the results for interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Non-controlling interest amounts are included in the consolidated statement of operations within other income (expense). For the three and six months ended June 30, 2017 and 2016, activity from non-controlling interests was not material to the respective period results.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Intra-entity asset transfers - In October 2016, the FASB issued accounting guidance to simplify the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the period of adoption. This guidance is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance effective January 1, 2018. The Company is in the process of evaluating the impacts this guidance will have on its consolidated financial statements. However, the Company expects that it will recognize a cumulative-effect adjustment to retained earnings upon adoption of the new guidance related to certain tax activity resulting from intra-entity asset transfers occurring before the date of adoption. For a more detailed discussion of an intra-entity transfer of intellectual property that occurred in the fourth quarter of 2014, refer to Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Share-based payments - In March 2016, the FASB issued accounting guidance related to share-based payments to employees. The Company adopted this guidance on January 1, 2017. The adoption had the following impacts on the consolidated financial statements:

•
The Company is required to recognize the excess tax benefits and deficiencies from share-based awards in the consolidated statement of operations in the period in which they occurred rather than in additional paid-in-capital. For the three and six months ended June 30, 2017, the Company recorded excess tax benefits of $11 million and $31 million, respectively, within income tax expense. The Company is also required to revise its calculation of diluted weighted-average shares outstanding by excluding the tax effects from the assumed proceeds available to repurchase shares. For the three and six months ended June 30, 2017, diluted weighted-average shares outstanding included additional shares of 1 million for both periods as a result of the change in this calculation. For the three and six months ended June 30, 2017, the net impact of adoption resulted in an increase of $0.01 and $0.03, respectively, to diluted earnings per share. Lastly, the Company is required to change the classification of these tax effects within the consolidated statement of cash flows and classify them as an operating activity rather than as a financing activity. Each of these above items have been adopted prospectively.

•
Retrospectively, the Company is required to change its classification of cash paid for employees withholding tax related to equity awards as a financing activity rather than as an operating activity within the consolidated statement of cash flows. As a result of this change in classification, cash provided by operating activities and cash

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

used in financing activities within the consolidated statement of cash flows increased by $46 million and $52 million for the six months ended June 30, 2017 and 2016, respectively.

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
Revenue recognition - In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making this guidance effective for fiscal years beginning after December 15, 2017. This guidance will impact the timing of recognition for certain of the Company’s customer incentives. Under the new guidance, the Company will recognize certain customer incentives over the life of the contract as revenue is recognized versus as they are earned by the customer. The Company will adopt the new accounting guidance effective January 1, 2018. The accounting guidance permits either a full retrospective or a modified retrospective transition method. The Company expects to adopt this guidance with the modified retrospective transition method. The impact of the new accounting guidance will be dependent upon customer deals that have been signed and those that will be signed through the balance of 2017 and 2018. As such, the Company is in the process of quantifying the potential effects this guidance will have on its consolidated financial statements.
Note 2. Acquisitions
In the six months ended June 30, 2017, the Company acquired businesses for total consideration of $1.2 billion. For the businesses acquired, Mastercard allocated the values associated with the assets, liabilities and redeemable non-controlling interests based on their respective fair values on the acquisition dates. Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, for the valuation techniques Mastercard utilizes to fair value the assets and liabilities acquired in business combinations. The residual value allocated to goodwill is primarily attributable to the synergies expected to arise after the acquisition date and is not expected to be deductible for tax purposes.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

For acquisitions occurring in 2017, the Company is evaluating and finalizing the purchase price accounting; however, the preliminary estimated fair values of the purchase price allocations in aggregate, as of the acquisition dates, are noted below:

(in millions)
Cash consideration	$1,040
Contingent consideration	197
Redeemable non-controlling interests	69
Total fair value of businesses acquired	$1,306

Assets:
Cash and cash equivalents	$89
Other current assets	96
Other intangible assets	453
Goodwill	935
Other assets	90
Total assets	1,663

Liabilities:
Short-term debt[1]	64
Other current liabilities	168
Net pension liability	66
Other liabilities	59
Total liabilities	357

Net assets acquired	$1,306

1 The short-term debt assumed through the acquisitions was repaid as of June 30, 2017.
The following table summarizes the identified intangible assets acquired:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(Years)
Developed technologies	$266	8.5
Customer relationships	177	10.5
Other	10	2.9
Other intangible assets	$453	9.2
For the businesses acquired in 2017, the largest acquisition relates to VocaLink Holdings Limited (“Vocalink”), a payment systems and ATM switching platform operator, located principally in the U.K. On April 28, 2017, Mastercard acquired a 92.4% controlling interest in Vocalink for cash consideration of £719 million ($929 million as of the acquisition date). In addition, the Vocalink sellers have the potential to earn additional contingent consideration up to £169 million (approximately $220 million as of June 30, 2017) if certain revenue targets are met in 2018. Refer to Note 4 (Fair Value and Investment Securities) for additional information related to the fair value of contingent consideration.
A majority of Vocalink’s shareholders have retained a 7.6% ownership for at least three years, which is recorded as redeemable non-controlling interests on the consolidated balance sheet. These remaining shareholders have a put option to sell their ownership interest to Mastercard on the third and fifth anniversaries of the transaction and quarterly thereafter (the “Third Anniversary Option” and “Fifth Anniversary Option”, respectively).  The Third Anniversary Option is exercisable at a fixed price of £58 million (approximately $75 million as of June 30, 2017) (the “Fixed Price”). The Fifth Anniversary Option is exercisable at the greater of the Fixed Price or fair value. Additionally, Mastercard has a call option to purchase the remaining interest from Vocalink’s shareholders on the fifth anniversary of the transaction and quarterly thereafter, which is exercisable at the greater of the Fixed Price or fair value. The fair value of the redeemable non-controlling interests was determined utilizing a market approach, which extrapolated the consideration transferred that was discounted for lack of control and marketability. The rollforward of redeemable non-controlling interests was not included as the activity was not considered to be material.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pro forma information related to acquisitions was not included because the impact on the Company's consolidated results of operations was not considered to be material.
In July 2017, Mastercard entered into an agreement to acquire Brighterion, Inc., a software company specializing in artificial intelligence, to expand its capabilities in safety and security. The transaction is expected to close in 2017, subject to satisfying certain conditions.
Note 3. Earnings Per Share
The components of basic and diluted earnings per share (“EPS”) for common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Numerator
Net income	$1,177	$983	$2,258	$1,942
Denominator
Basic weighted-average shares outstanding	1,070	1,098	1,074	1,104
Dilutive stock options and stock units	5	3	4	3
Diluted weighted-average shares outstanding [1]	1,075	1,101	1,078	1,107
Earnings per Share
Basic	$1.10	$0.89	$2.10	$1.76
Diluted	$1.10	$0.89	$2.09	$1.75

1 For the periods presented, the calculation of diluted EPS excluded a minimal amount of anti-dilutive share-based payment awards.
Note 4. Fair Value and Investment Securities
Financial Instruments – Recurring Measurements
The Company classifies its fair value measurements of financial instruments into a three-level hierarchy (the “Valuation Hierarchy”). There were no transfers made among the three levels in the Valuation Hierarchy during the six months ended June 30, 2017.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution of the Company’s financial instruments measured at fair value on a recurring basis within the Valuation Hierarchy were as follows:

	June 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$36	$—	$36
Government and agency securities	59	106	—	165
Corporate securities	—	901	—	901
Asset-backed securities	—	74	—	74
Equity securities	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	4	—	4

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(28)	$—	$(28)

	December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Investment securities available for sale [1]:
Municipal securities	$—	$59	$—	$59
Government and agency securities	49	117	—	166
Corporate securities	—	855	—	855
Asset-backed securities	—	80	—	80
Equity securities	2	—	—	2
Derivative instruments [2]:
Foreign currency derivative assets	—	29	—	29

Liabilities
Derivative instruments [2]:
Foreign currency derivative liabilities	$—	$(13)	$—	$(13)
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Settlement and Other Guarantee Liabilities
The Company estimates the fair value of its settlement and other guarantees using market assumptions for relevant though not directly comparable undertakings, as the latter are not observable in the market given the proprietary nature of such guarantees. At June 30, 2017 and December 31, 2016, the carrying value and fair value of settlement and other guarantee liabilities were not material and accordingly are not included in the Valuation Hierarchy table above. Settlement and other guarantee liabilities are classified within Level 3 of the Valuation Hierarchy as their valuation requires substantial judgment and estimation of factors that are not observable in the market. For additional information regarding the Company’s settlement and other guarantee liabilities, see Note 12 (Settlement and Other Risk Management).
Financial Instruments - Non-Recurring Measurements
Held-to-Maturity Securities
Investments on the consolidated balance sheet include both available-for-sale and short-term held-to-maturity securities. Held-to-maturity securities are not measured at fair value on a recurring basis and are not included in the Valuation Hierarchy table above. At June 30, 2017 and December 31, 2016, the Company held $604 million and $452 million, respectively, of short-term held-to-maturity securities. In addition, at December 31, 2016, the Company held $61 million of long-term held-to-maturity securities included in other assets on the consolidated balance sheet. The Company did not hold any long-term held-to-maturity securities at June 30, 2017. Both short-term and long-term held-to-maturity securities consist of time deposits and are classified within Level 2 of the Valuation Hierarchy. The cost of these securities approximates fair value.
Nonmarketable Equity Investments
The Company’s nonmarketable equity investments are measured at fair value at initial recognition and for impairment testing. These investments are classified within Level 3 of the Valuation Hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The Company uses discounted cash flows and market assumptions to estimate the fair value of its nonmarketable equity investments when certain events or circumstances indicate that impairment may exist. These investments are included in other assets on the consolidated balance sheet and in Note 5 (Prepaid Expenses and Other Assets).
Debt
The Company estimates the fair value of its long-term debt based on market quotes. These debt instruments are not traded in active markets and are classified within Level 2 of the Valuation Hierarchy. At June 30, 2017, the carrying value and fair value of long-term debt was $5.3 billion and $5.5 billion, respectively. At December 31, 2016, the carrying value and fair value of long-term debt was $5.2 billion and $5.3 billion, respectively.
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
Contingent consideration related to acquisitions is measured at fair value on a recurring basis. These liabilities are classified within Level 3 of the Valuation Hierarchy as the inputs used to measure fair value are unobservable and require management’s judgment. The fair value of the contingent consideration at the acquisition date and subsequent periods is determined utilizing an income approach based on a Monte Carlo technique and is recorded in Other liabilities on the consolidated

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

balance sheet. The contingent consideration attributable to acquisitions made in 2017 is primarily based on the achievement of 2018 revenue targets. Changes to projected revenues of the acquired businesses could result in a higher or lower contingent consideration liability. Measurement period adjustments, if any, to the preliminary estimated fair value of contingent consideration as of the acquisition date will be recorded to goodwill, however, changes in fair value as a result of updated assumptions will be recorded within general and administrative expenses. The activity of the Company’s contingent consideration liability for the six months ended June 30, 2017 was as follows:

(in millions)
Balance at December 31, 2016	$—
Preliminary estimated fair value as of acquisition date for businesses acquired	197
Net change in valuation	—
Foreign currency translation	2
Balance at June 30, 2017	$199
Amortized Costs and Fair Values – Available-for-Sale Investment Securities
The major classes of the Company’s available-for-sale investment securities, for which unrealized gains and losses are recorded as a separate component of other comprehensive income (loss) on the consolidated statement of comprehensive income, and their respective amortized cost basis and fair values as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$36	$—	$—	$36
Government and agency securities	165	—	—	165
Corporate securities	900	2	(1)	901
Asset-backed securities	74	—	—	74
Equity securities	2	—	—	2
Total	$1,177	$2	$(1)	$1,178

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions)
Municipal securities	$59	$—	$—	$59
Government and agency securities	165	1	—	166
Corporate securities	853	3	(1)	855
Asset-backed securities	80	—	—	80
Equity securities	2	—	—	2
Total	$1,159	$4	$(1)	$1,162
The Company’s available-for-sale investment securities held at June 30, 2017 and December 31, 2016, primarily carried a credit rating of A-, or better. The municipal securities are primarily comprised of tax-exempt bonds and are diversified across states and sectors. Government and agency securities include U.S. government bonds, U.S. government sponsored agency bonds and foreign government bonds with similar credit quality to that of the U.S. government bonds. Corporate securities

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

are comprised of commercial paper and corporate bonds. The asset-backed securities are investments in bonds which are collateralized primarily by automobile loan receivables.
Investment Maturities
The maturity distribution based on the contractual terms of the Company’s investment securities at June 30, 2017 was as follows:

	Available-For-Sale
	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$440	$441
Due after 1 year through 5 years	735	735
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
No contractual maturity [1]	2	2
Total	$1,177	$1,178
1 Equity securities have been included in the No contractual maturity category, as these securities do not have stated maturity dates.
Investment Income
Investment income primarily consists of interest income generated from cash, cash equivalents and investments. Gross realized gains and losses are recorded within investment income on the Company’s consolidated statement of operations. The gross realized gains and losses from the sales of available-for-sale securities for the three and six months ended June 30, 2017 and 2016 were not significant.
Note 5. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$532	$479
Prepaid income taxes	172	118
Other	363	253
Total prepaid expenses and other current assets	$1,067	$850
Other assets consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$1,357	$1,134
Nonmarketable equity investments	233	132
Prepaid income taxes	343	325
Income taxes receivable	159	175
Other	100	163
Total other assets	$2,192	$1,929
Customer and merchant incentives represent payments made or amounts to be paid to customers and merchants under business agreements. Costs directly related to entering into such agreements are generally deferred and amortized over the life of the agreements. Amounts to be paid for these incentives and the related liability were included in accrued expenses and other liabilities.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Nonmarketable equity investments represent the Company’s cost and equity method investments. For the six months ended June 30, 2017, the Company invested $121 million in nonmarketable cost method equity investments.
Note 6. Accrued Expenses and Accrued Litigation
Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Customer and merchant incentives	$2,254	$2,286
Personnel costs	342	496
Advertising	75	71
Income and other taxes	258	161
Other	377	304
Total accrued expenses	$3,306	$3,318
As of June 30, 2017 and December 31, 2016, the Company’s provision for litigation was $736 million and $722 million, respectively. These amounts are not included in the accrued expenses table above and are separately reported as accrued litigation on the consolidated balance sheet. See Note 11 (Legal and Regulatory Proceedings) for further discussion of the U.S. and Canadian merchant class litigations.
Note 7. Stockholders’ Equity
The Company’s Board of Directors has approved share repurchase programs authorizing the Company to repurchase its Class A common stock. The Company typically completes a share repurchase program before a new program becomes effective. The following table summarizes the Company’s share repurchase authorizations of its Class A common stock through June 30, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	December 2014	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$3,750	$11,750
Dollar value of shares repurchased during the six months ended June 30, 2016	$—	$1,312	$507	$1,819
Remaining authorization at December 31, 2016	$4,000	$996	$—	$4,996
Dollar value of shares repurchased during the six months ended June 30, 2017	$897	$996	$—	$1,893
Remaining authorization at June 30, 2017	$3,103	$—	$—	$3,103
Shares repurchased during the six months ended June 30, 2016	—	14.6	5.7	20.3
Average price paid per share during the six months ended June 30, 2016	$—	$90.13	$89.76	$90.03
Shares repurchased during the six months ended June 30, 2017	7.5	9.1	—	16.6
Average price paid per share during the six months ended June 30, 2017	$118.16	$109.16	$—	$113.25
Cumulative shares repurchased through June 30, 2017	7.5	40.4	40.8	88.7
Cumulative average price paid per share	$118.16	$99.10	$92.03	$97.48

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents the changes in the Company’s outstanding Class A and Class B common stock for the six months ended June 30, 2017:

	Outstanding Shares
	Class A	Class B
	(in millions)
Balance at December 31, 2016	1,062.4	19.3
Purchases of treasury stock	(16.6)	—
Share-based payments	1.6	—
Conversion of Class B to Class A common stock	3.4	(3.4)
Balance at June 30, 2017	1,050.8	15.9
Note 8. Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2017 and 2016 were as follows:

	Foreign Currency Translation Adjustments [1]	Translation Adjustments on Net Investment Hedge	Defined Benefit Pension and Other Postretirement Plans	Investment Securities Available-for-Sale	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2015	$(663)	$(26)	$13	$—	$(676)
Other comprehensive income (loss) for the period[2]	—	(23)	(1)	3	(21)
Balance at June 30, 2016	$(663)	$(49)	$12	$3	$(697)

Balance at December 31, 2016	$(949)	$12	$11	$2	$(924)
Other comprehensive income (loss) for the period[2]	317	(90)	(1)	(1)	225
Balance at June 30, 2017	$(632)	$(78)	$10	$1	$(699)

[1]	During the six months ended June 30, 2017, the decrease in other comprehensive loss related to foreign currency translation adjustments was driven primarily by the appreciation of the euro.

[2]	During the six months ended June 30, 2017 and 2016, gains and losses reclassified from Accumulated other comprehensive income to the consolidated statement of operations were not significant.
Note 9. Share-Based Payments
During the six months ended June 30, 2017, the Company granted the following awards under the Mastercard Incorporated 2006 Long Term Incentive Plan, as amended and restated (“LTIP”). The LTIP is a shareholder-approved plan that permits the grant of various types of equity awards to employees.

	Grants in 2017	Weighted-Average Grant-Date Fair Value
	(in millions)
Non-qualified stock options	1.7	$21
Restricted stock units	1.3	$110
Performance stock units	0.2	$126
Stock options generally vest in four equal annual installments beginning one year after the date of grant and have a term of ten years. The Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock options and calculated the expected term and the expected volatility based on historical Mastercard information. As a

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
Note 10. Income Taxes
The effective income tax rates were 27.7% and 27.3% for the three and six months ended June 30, 2017, respectively, versus 28.0% and 28.1% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2014, the district court denied the defendants’ motion to dismiss the opt-out merchant complaints for failure to state a claim. Deposition discovery commenced in December 2016.
As of June 30, 2017, Mastercard had accrued a liability of $706 million as a reserve for both the merchant class litigation and the filed and anticipated opt-out merchant cases. As of June 30, 2017 and December 31, 2016, Mastercard had $544 million and $543 million, respectively, in a qualified cash settlement fund related to the merchant class litigation and classified as restricted cash on its consolidated balance sheet. Mastercard believes the reserve for both the merchant class litigation and the filed and anticipated opt-out merchants represents its best estimate of its probable liabilities in these matters at June 30, 2017. The portion of the accrued liability relating to both the opt-out merchants and the merchant class litigation settlement does not represent an estimate of a loss, if any, if the matters were litigated to a final outcome. Mastercard cannot estimate the potential liability if that were to occur.
Canada. In December 2010, a proposed class action complaint was commenced against Mastercard in Quebec on behalf of Canadian merchants. The suit essentially repeated the allegations and arguments of a previously filed application by the Canadian Competition Bureau to the Canadian Competition Tribunal (dismissed in Mastercard’s favor) concerning certain Mastercard rules related to point-of-sale acceptance, including the “honor all cards” and “no surcharge” rules. The Quebec suit sought compensatory and punitive damages in unspecified amounts, as well as injunctive relief. In the first half of 2011, additional purported class action lawsuits were commenced in British Columbia and Ontario against Mastercard, Visa and a number of large Canadian financial institutions. The British Columbia suit sought compensatory damages in unspecified amounts, and the Ontario suit sought compensatory damages of $5 billion on the basis of alleged conspiracy and various alleged breaches of the Canadian Competition Act. Additional purported class action complaints were commenced in Saskatchewan and Alberta with claims that largely mirror those in the other suits. In June 2017, Mastercard entered into a class settlement agreement to resolve all of the Canadian class action litigation. The settlement, which is subject to court approval in each applicable province, requires Mastercard to make a cash payment and modify its “no surcharge” rule. During the first quarter of 2017, the Company recorded a provision for litigation of $15 million related to this matter.
Europe. In July 2015, the European Commission issued a Statement of Objections related to Mastercard’s interregional interchange fees and central acquiring rules within the European Economic Area. The Statement of Objections, which follows an investigation opened in 2013, includes preliminary conclusions concerning the alleged anticompetitive effects of these practices. The European Commission has indicated it intends to seek fines if these conclusions are subsequently confirmed. In April 2016, Mastercard submitted a response to the Statement of Objections disputing the Commission’s preliminary conclusions and participated in a related oral hearing in May 2016. Since that time, Mastercard has remained in discussions with the Commission. Although the Statement of Objections does not quantify the level of fines, based upon recent interactions with the Commission, it is possible that they could be substantial, potentially in excess of $1 billion if the Commission were to issue a negative decision.  Fines may be less than this amount in the event of a negotiated resolution. Due to the uncertainty of numerous legal issues, including the potential for a negotiated resolution, Mastercard cannot estimate a possible range of loss at this time, although Mastercard expects to obtain greater clarity with respect to these issues before the end of 2017.
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

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
In September 2016, a proposed collective action was filed in the United Kingdom on behalf of U.K. consumers seeking damages for intra-EEA and domestic U.K. interchange fees that were allegedly passed on to consumers by merchants between 1992 and 2008. The complaint, which seeks to leverage the European Commission’s 2007 decision on intra-EEA interchange fees, claims damages in an amount that exceeds £14 billion (approximately $18 billion). In July 2017, the court denied the plaintiffs’ application for the case to proceed as a collective action.  Plaintiffs have no right of appeal from this decision.  However, within three months of the issuance the court’s denial of their application, the plaintiffs could request permission to seek a judicial review of this decision.
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
In January 2012, the plaintiffs in the ATM Operators Complaint and the ATM Consumer Complaints filed amended class action complaints that largely mirror their prior complaints. In February 2013, the district court granted Mastercard’s motion to dismiss the complaints for failure to state a claim. On appeal, the Court of Appeals reversed the district court’s order in August 2015 and sent the case back for further proceedings. In March 2016, certain of the plaintiffs in the ATM Operators Complaint filed a motion seeking a preliminary injunction enjoining the enforcement of the nondiscrimination rules pending the outcome of the litigation.  In May 2017, the court denied the plaintiffs’ motion and the case is now proceeding to discovery.
U.S. Liability Shift Litigation
In March 2016, a proposed U.S. merchant class action complaint was filed in federal court in California alleging that Mastercard, Visa, American Express and Discover (the “Network Defendants”), EMVCo, and a number of issuing banks (the “Bank Defendants”) engaged in a conspiracy to shift fraud liability for card present transactions from issuing banks to merchants not yet in compliance with the standards for EMV chip cards in the United States (the “EMV Liability Shift”), in violation of the Sherman Act and California law.  Plaintiffs allege damages equal to the value of all chargebacks for which class members became liable as a result of the EMV Liability Shift on October 1, 2015. The plaintiffs seek treble damages, attorney’s fees and costs and an injunction against future violations of governing law, and the defendants have filed a motion to dismiss. In September 2016, the court denied the Network Defendants’ motion to dismiss the complaint, but granted such a motion for EMVCo and the Bank Defendants. In May 2017, the court transferred the case to New York so that discovery could be coordinated with the U.S. merchant class interchange litigation described above.

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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
The Company’s estimated settlement exposure from Mastercard, Cirrus and Maestro branded transactions was as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Gross settlement exposure[1]	$42,565	$39,523
Collateral held for settlement exposure	(4,138)	(3,734)
Net uncollateralized settlement exposure	$38,427	$35,789
1. In the second quarter of 2017, Mastercard adjusted the methodology for estimating gross settlement exposure for certain customers whose exposures are now reported before the impact of potential offsetting positions. The gross settlement exposure as of December 31, 2016 has been updated to conform to the current year’s methodology.
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
Mastercard also provides guarantees to customers and certain other counterparties indemnifying them from losses stemming from failures of third parties to perform duties. This includes guarantees of Mastercard-branded travelers cheques issued, but not yet cashed of $397 million both at June 30, 2017 and December 31, 2016, of which $313 million and $312 million at June 30, 2017 and December 31, 2016, respectively, is mitigated by collateral arrangements. In addition, the Company enters into agreements in the ordinary course of business under which the Company agrees to indemnify third parties against damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Certain indemnifications do not provide a stated maximum exposure. As

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable. Historically, payments made by the Company under these types of contractual arrangements have not been material.
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
As of June 30, 2017 and December 31, 2016, the majority of derivative contracts to hedge foreign currency fluctuations had been entered into with customers of Mastercard. Mastercard’s derivative contracts are summarized below:

	June 30, 2017		December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in millions)
Commitments to purchase foreign currency	$19	$—	$37	$(2)
Commitments to sell foreign currency	835	(24)	777	18
Options to sell foreign currency	7	—	—	—
Balance sheet location
Accounts receivable [1]		$4		$29
Other current liabilities [1]		(28)		(13)
1 The derivative contracts are subject to enforceable master netting arrangements, which contain various netting and setoff provisions.
The amount of gain (loss) recognized in income for the contracts to purchase and sell foreign currency is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency derivative contracts
General and administrative	$(17)	$8	$(45)	$(36)
The fair value of the foreign currency derivative contracts generally reflects the estimated amounts that the Company would receive (or pay), on a pre-tax basis, to terminate the contracts. The terms of the foreign currency derivative contracts are generally less than 18 months. The Company had no deferred gains or losses related to foreign exchange contracts in accumulated other comprehensive income as of June 30, 2017 and December 31, 2016, as these contracts were not accounted for under hedge accounting.
The Company’s derivative financial instruments are subject to both market and counterparty credit risk. Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as foreign currency exchange rates, interest rates and other related variables. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $94 million on the

MASTERCARD INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Company’s foreign currency derivative contracts outstanding at June 30, 2017. Counterparty credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. To mitigate counterparty credit risk, the Company enters into derivative contracts with a diversified group of selected financial institutions based upon their credit ratings and other factors. Generally, the Company does not obtain collateral related to derivatives because of the high credit ratings of the counterparties.
Net Investment Hedge
The Company uses foreign currency denominated debt to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In 2015, the Company designated its €1.65 billion euro-denominated debt as a net investment hedge for a portion of its net investment in European foreign operations. As of June 30, 2017, the Company had a net foreign currency transaction pre-tax loss of $122 million in accumulated other comprehensive income (loss) associated with hedging activity. There was no ineffectiveness in the current period.

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

•	capturing more payment flows by adding automated clearing house (ACH) payments to our core card-based business via our recent acquisition of VocaLink Holdings Limited (“Vocalink”)

•	driving acceptance at merchants of all sizes

•	broadening financial inclusion for the unbanked and underbanked

Build. We build our business by:

•	taking advantage of the opportunities presented by the evolving ways consumers interact and transact in the growing digital economy

•	providing value-added services across safety and security, consulting, data analytics and loyalty
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
Business Environment
We process transactions from more than 210 countries and territories and in more than 150 currencies. Net revenue generated in the United States was 36% of total net revenue for both the three and six months ended June 30, 2017 and 39% for both the three and six months ended June 30, 2016. No individual country, other than the United States, generated more than 10% of total net revenue in each period, but differences in market growth, economic health and foreign exchange fluctuations in certain countries can have an impact on the proportion of revenue generated outside the United States over time. While the global nature of our business helps protect our operating results from adverse economic conditions in a single or a few countries, the significant concentration of our revenue generated in the United States makes our business particularly susceptible to adverse economic conditions in the United States.
The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Adverse economic trends (including distress in financial markets, currency fluctuations, turmoil in specific economies around the world and additional government intervention) have impacted the environment in which we operate. Certain of our customers, merchants that accept our brands and cardholders who use our brands, have been directly impacted by these adverse economic conditions.
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

Financial Results Overview
The following tables provide a summary of our operating results:

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016		2017	2016
	($ in millions, except per share data)
Net revenue	$3,053	$2,694	13%	$5,787	$5,140	13%

Operating expenses	$1,400	$1,314	7%	$2,628	$2,412	9%
Operating income	$1,653	$1,380	20%	$3,159	$2,728	16%
Operating margin	54.1%	51.2%	2.9 ppt	54.6%	53.1%	1.5 ppt

Income tax expense	$451	$382	18%	$848	$760	11%
Effective income tax rate	27.7%	28.0%	(0.3) ppt	27.3%	28.1%	(0.8) ppt

Net income	$1,177	$983	20%	$2,258	$1,942	16%

Diluted earnings per share	$1.10	$0.89	24%	$2.09	$1.75	19%
Diluted weighted-average shares outstanding	1,075	1,101	(2)%	1,078	1,107	(3)%

Summary of Non-GAAP Results 1:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	As adjusted	Currency-neutral	2017	2016	As adjusted	Currency-neutral
	($ in millions, except per share data)
Net revenue	$3,053	$2,694	13%	14%	$5,787	$5,140	13%	13%

Adjusted operating expenses	$1,400	$1,207	16%	17%	$2,613	$2,305	13%	14%

Adjusted operating margin	54.1%	55.2%	(1.1) ppt	(1.1) ppt	54.8%	55.2%	(0.4) ppt	(0.4) ppt

Adjusted effective income tax rate	27.7%	27.9%	(0.2) ppt	(0.3) ppt	27.3%	28.1%	(0.8) ppt	(0.8) ppt

Adjusted net income	$1,177	$1,061	11%	12%	$2,268	$2,020	12%	13%

Adjusted diluted earnings per share	$1.10	$0.96	15%	16%	$2.10	$1.82	15%	15%

1 The Summary of Non-GAAP Results excludes the impact of the Special Items and/or foreign currency. See “Non-GAAP Financial Information” for further information on the Special Items, the impact of foreign currency and the reconciliation to GAAP reported amounts.
For the three and six months ended June 30, 2017, we recorded net income of $1.2 billion and $2.3 billion, an increase of 20% and 16%, respectively, versus the comparable periods in 2016. For the three and six months ended June 30, 2017, earnings per diluted share was $1.10 and $2.09, an increase of 24% and 19%, respectively, versus the comparable periods in 2016.
Excluding the impact of the Special Items (see “Non-GAAP Financial Information”), adjusted net income increased 11% and 12%, or 12% and 13% on a currency-neutral basis, for the three and six months ended June 30, 2017, respectively, versus the comparable periods in 2016. In addition, for the three and six months ended June 30, 2017, adjusted diluted earnings per share increased 15% for both periods, or 16% and 15% on a currency-neutral basis, respectively, versus the comparable periods in 2016.
Key highlights for the three and six months ended June 30, 2017 were as follows:

•
Net revenue increased 13% for both periods, or 14% and 13% on a currency-neutral basis, respectively, versus the comparable periods in 2016, primarily driven by increases across our revenue categories and the impact of acquisitions, partially offset by higher rebates and incentives. Switched transactions increased 17% for both periods, gross dollar volume increased 9% and 8%, on a local currency basis and adjusted for the impact of the EU regulation change, and cross-border volume increased 14% and 13%, respectively, versus the comparable periods in 2016.

•
Operating expenses increased 7% and 9% versus the comparable periods in 2016. Excluding the impact of the Special Items, adjusted operating expenses increased 16% and 13%, or 17% and 14% on a currency-neutral basis, respectively, versus the comparable periods in 2016. These increases were primarily due to our continued investment in strategic initiatives, the impact of acquisitions and higher foreign exchange activity losses.

•
The effective income tax rate was 27.7% and 27.3% for the three and six months ended June 30, 2017, respectively, versus 28.0% and 28.1% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.

Other financial highlights for the six months ended June 30, 2017 were as follows:

•	We generated net cash flows from operations of $2.0 billion compared to $2.1 billion for the comparable period in 2016.

•	We repurchased 16.6 million shares and paid dividends of $474 million.
Non-GAAP Financial Information
Non-GAAP financial information is defined as a numerical measure of a company’s performance that excludes or includes amounts so as to be different than the most comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).  These non-GAAP financial measures exclude the impact of the following special items (“Special Items”):

•
In the first quarter of 2017, we recorded a provision for litigation of $15 million ($10 million after tax, or $0.01 per diluted share) related to a litigation settlement with Canadian merchants (the “Canadian Merchant Litigation Provision”).

•
In the second quarter of 2016, we recorded a provision for litigation of $107 million ($78 million after tax, or $0.07 per diluted share) related to a judgment issued against the Company in a litigation with a merchant in the U.K. (the “U.K. Merchant Litigation Provision”).

See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item I of this Report for further discussion. We excluded these litigation provisions because our management monitors litigation judgments and settlements related to interchange and regulation separately from ongoing operations and evaluates ongoing performance without these amounts.
In addition, we present growth rates adjusted for the impact of foreign currency, which is a non-GAAP financial measure. Currency-neutral growth rates, are calculated by remeasuring the prior period’s results using the current period’s exchange rates for both the translational and transactional impacts on operating results. The impact of foreign currency translation represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency. The impact of the transactional foreign currency represents the effect of converting revenue and expenses occurring in a currency other than the functional currency. Our management believes the presentation of the impact of foreign currency provides relevant information.

Our management believes that the non-GAAP financial measures presented facilitate an understanding of our operating performance and provide a meaningful comparison of our results between periods. Our management uses non-GAAP financial measures to, among other things, evaluate our ongoing operations in relation to historical results, for internal planning and forecasting purposes and in the calculation of performance-based compensation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with GAAP.

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

	Six Months Ended June 30, 2017
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,628	54.6%	27.3%	$2,258	$2.09
Special Item	(15)	0.2%	—%	10	0.01
Non-GAAP	$2,613	54.8%	27.3%	$2,268	$2.10

	Three Months Ended June 30, 2016
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$1,314	51.2%	28.0%	$983	$0.89
Special Item	(107)	4.0%	(0.1)%	78	0.07
Non-GAAP	$1,207	55.2%	27.9%	$1,061	$0.96

	Six Months Ended June 30, 2016
	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
	($ in millions, except per share data)
Reported - GAAP	$2,412	53.1%	28.1%	$1,942	$1.75
Special Item	(107)	2.1%	—%	78	0.07
Non-GAAP	$2,305	55.2%	28.1%	$2,020	$1.82

	Three Months Ended June 30, 2017 as compared to the Three Months Ended June 30, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	7%	2.9 ppt	(0.3) ppt	20%	24%
Special Item	—%	9%	(4.0) ppt	0.1 ppt	(9)%	(9)%
Non-GAAP	13%	16%	(1.1) ppt	(0.2) ppt	11%	15%
Foreign currency [1]	1%	1%	– ppt	(0.1) ppt	1%	1%
Non-GAAP - currency-neutral	14%	17%	(1.1) ppt	(0.3) ppt	12%	16%

	Six Months Ended June 30, 2017 as compared to the Six Months Ended June 30, 2016
	Increase/(Decrease)
	Net revenue	Operating expenses	Operating margin	Effective income tax rate	Net income	Diluted earnings per share
Reported - GAAP	13%	9%	1.5 ppt	(0.8) ppt	16%	19%
Special Item	—%	4%	(1.9) ppt	– ppt	(4)%	(4)%
Non-GAAP	13%	13%	(0.4) ppt	(0.8) ppt	12%	15%
Foreign currency [1]	1%	1%	– ppt	– ppt	—%	—%
Non-GAAP - currency-neutral	13%	14%	(0.4) ppt	(0.8) ppt	13%	15%
Note: Tables may not sum due to rounding.
1 Represents the foreign currency translational and transactional impact.

Impact of Foreign Currency Rates
Our overall operating results are impacted by foreign currency translation, which represents the effect of translating operating results where the functional currency is different than our U.S. dollar reporting currency.
Our operating results can also be impacted by transactional foreign currency. The impact of the transactional foreign currency represents the effect of converting revenue and expense transactions occurring in a currency other than the functional currency. Changes in foreign currency exchange rates directly impact the calculation of gross dollar volume (“GDV”) and gross euro volume (“GEV”), which are used in the calculation of our domestic assessments, cross-border volume fees and volume-related rebates and incentives. In most non-European regions, GDV is calculated based on local currency spending volume converted to U.S. dollars using average exchange rates for the period. In Europe, GEV is calculated based on local currency spending volume converted to euros using average exchange rates for the period. As a result, our domestic assessments, cross-border volume fees and volume-related rebates and incentives are impacted by the strengthening or weakening of the U.S. dollar versus non-European local currencies and the strengthening or weakening of the euro versus other European local currencies. For example, our billing in Australia is in the U.S. dollar; however, consumer spend in Australia is in the Australian dollar. The foreign currency transactional impact of converting Australian dollars to our U.S. dollar billing currency will have an impact on the revenue generated. The strengthening or weakening of the U.S. dollar is evident when GDV growth on a U.S. dollar-converted basis is compared to GDV growth on a local currency basis. For the three and six months ended June 30, 2017, GDV on a U.S. dollar-converted basis increased 4% for both periods, while GDV on a local currency basis increased 6% and 5%, respectively, versus the comparable periods in 2016. Further, the impact from transactional foreign currency occurs in transaction processing revenue, other revenue and operating expenses when the local currency of these items are different than the functional currency.
In addition, we incur foreign currency gains and losses from remeasuring monetary assets and liabilities that are in a currency other than the functional currency and from remeasuring foreign exchange derivative contracts (“Foreign Exchange Activity”). The impact of Foreign Exchange Activity has not been eliminated in our currency-neutral results (see “Non-GAAP Financial Information”) and is recorded in general and administrative expenses. We attempt to manage foreign currency balance sheet remeasurement and cash flow risk through our foreign exchange risk management activities, which are discussed further in Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 of this Report. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards for derivative instruments and hedging activities, we record gains and losses on foreign exchange derivatives on a current basis, with the associated offset being recognized as the exposures materialize.
We are exposed to currency devaluation in certain countries. In addition, we are subject to exchange control regulations that restrict or prohibit the conversion of financial assets into U.S. dollars. While these revenues and assets are not material to Mastercard on a consolidated basis, they could be negatively impacted should there be a continued and sustained devaluation of local currencies relative to the U.S. dollar and/or a continued and sustained deterioration of economic conditions in these countries. This includes approximately $130 million of exposure in Venezuela as of June 30, 2017.
Financial Results
Revenue
Revenue Description
Our business model involves four participants in addition to us: cardholders, merchants, issuers (the cardholders’ financial institutions) and acquirers (the merchants’ financial institutions). Our gross revenue is generated by assessing our customers based primarily on the dollar volume of activity on the cards and other devices that carry our brands and from the fees that we charge our customers for providing transaction processing and other payment-related products and services. Our revenue is based upon transactional information accumulated by our systems or reported by our customers. Our primary revenue billing currencies are the U.S. dollar, euro, Brazilian real and the British pound.
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

•
Connectivity fees are charged to issuers, acquirers and other financial institutions for network access, equipment and the transmission of authorization and settlement messages. These fees are based on the size of the data being transmitted and the number of connections to our network.

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

•	Bank account-based payment services relating to ACH and other ACH related services.

•	We also charge for a variety of other payment-related products and services, including account and transaction enhancement services, rules compliance and publications.

5.	Rebates and incentives (contra-revenue): Rebates and incentives are provided to certain Mastercard customers and are recorded as contra-revenue.
Revenue Analysis
In the three and six months ended June 30, 2017, gross revenue increased 16% and 15%, or 16% for both periods on a currency-neutral basis, respectively, versus the comparable periods in 2016. Gross revenue growth in the three and six months ended June 30, 2017 was driven by an increase in transactions, dollar volume of activity on cards carrying our brands, other payment-related products and services and the impact of acquisitions.
Rebates and incentives, in the three and six months ended June 30, 2017, increased 21% and 22%, or 22% for both periods on a currency-neutral basis, respectively, versus the comparable periods in 2016, primarily due to the impact from new and renewed agreements and increased volumes.
Our net revenue for the three and six months ended June 30, 2017, increased 13% for both periods, or 14% and 13% on a currency-neutral basis, respectively, versus the comparable periods in 2016. Acquisitions contributed 2 percentage points and 1 percentage point to net revenue growth for the three and six months ended June 30, 2017, respectively.
The following table provides a summary of the trend in volume and transaction growth.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)	Growth (USD)	Growth (Local)
Mastercard-branded GDV [1]	4%	6%	8%	11%	4%	5%	7%	12%
Asia Pacific/Middle East/Africa	5%	7%	8%	13%	6%	8%	7%	13%
Canada	6%	10%	6%	11%	11%	11%	2%	10%
Europe	1%	5%	10%	14%	(1)%	3%	11%	16%
Latin America	17%	15%	(1)%	15%	17%	15%	(5)%	15%
United States	3%	3%	7%	7%	3%	3%	9%	9%
Cross-border Volume [1]	10%	14%	7%	10%	10%	13%	7%	11%
Switched Transactions		17%		14%		17%		14%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Growth (Local)
GDV [1]
Worldwide as reported	6%	11%	5%	12%
Worldwide as adjusted for EU Regulation	9%	13%	8%	13%

Europe as reported	5%	14%	3%	16%
Europe as adjusted for EU Regulation	15%	19%	14%	19%
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
The significant components of our net revenue for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
Domestic assessments	$1,260	$1,110	14%	$2,449	$2,137	15%
Cross-border volume fees	984	866	14%	1,900	1,662	14%
Transaction processing	1,496	1,271	18%	2,843	2,436	17%
Other revenues	694	590	17%	1,255	1,087	15%
Gross revenue	4,434	3,837	16%	8,447	7,322	15%
Rebates and incentives (contra-revenue)	(1,381)	(1,143)	21%	(2,660)	(2,182)	22%
Net revenue	$3,053	$2,694	13%	$5,787	$5,140	13%

The following table summarizes the primary drivers of net revenue growth in the three and six months ended June 30, 2017, versus the comparable periods in 2016:

	Three Months Ended June 30, 2017
	Volume	Acquisitions	Foreign Currency	Other [1]		Total
Domestic assessments	9%	—%	—%	5%	[2]	14%
Cross-border volume fees	13%	—%	(3)%	4%		14%
Transaction processing	15%	1%	(1)%	3%		18%
Other revenues	**	7%	—%	10%	[3]	17%
Rebates and incentives (contra-revenue)	7%	—%	(1)%	15%	[4]	21%

Net revenue	12%	2%	(1)%	—%		13%

	Six Months Ended June 30, 2017
	Volume	Acquisitions	Foreign Currency	Other [1]		Total
Domestic assessments	8%	—%	—%	7%	[2]	15%
Cross-border volume fees	13%	—%	(2)%	3%		14%
Transaction processing	15%	—%	—%	2%		17%
Other revenues	**	4%	—%	11%	[3]	15%
Rebates and incentives (contra-revenue)	8%	—%	—%	14%	[4]	22%

Net revenue	11%	1%	(1)%	2%		13%
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
Operating Expenses
Our operating expenses are comprised of general and administrative, advertising and marketing, depreciation and amortization and provision for litigation settlement. Operating expenses increased 7% and 9% for the three and six months ended June 30, 2017, respectively, versus the comparable periods in 2016. Excluding the impact of the Special Items, adjusted operating expenses increased 16% and 13%, or 17% and 14% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2017, versus the comparable periods in 2016. These increases were primarily due to our continued investment in strategic initiatives, the impact of acquisitions and higher foreign exchange activity losses.

The components of operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
General and administrative	$1,075	$930	16%	$2,026	$1,798	13%
Advertising and marketing	214	184	16%	384	319	20%
Depreciation and amortization	111	93	18%	203	188	8%
Provision for litigation settlement	—	107	**	15	107	**
Total operating expenses	1,400	1,314	7%	2,628	2,412	9%
Special Items[1]	—	(107)	**	(15)	(107)	**
Adjusted total operating expenses (excluding Special Items1)	$1,400	$1,207	16%	$2,613	$2,305	13%
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.
The following table summarizes the primary drivers of changes in operating expenses in the three and six months ended June 30, 2017 versus the comparable periods in 2016:

	Three Months Ended June 30, 2017
	Operational	Special Items [1]	Acquisitions	Foreign Currency	Total
General and administrative	11%	—%	6%	(1)%	16%
Advertising and marketing	17%	—%	1%	(1)%	16%
Depreciation and amortization	3%	—%	16%	(1)%	18%
Provision for litigation settlement	**	**	**	**	**
Total operating expenses	11%	(9)%	6%	(1)%	7%

	Six Months Ended June 30, 2017
	Operational	Special Items [1]	Acquisitions	Foreign Currency	Total
General and administrative	10%	—%	3%	(1)%	13%
Advertising and marketing	21%	—%	—%	(1)%	20%
Depreciation and amortization	1%	—%	8%	(1)%	8%
Provision for litigation settlement	**	**	**	**	**
Total operating expenses	11%	(4)%	3%	(1)%	9%
Note: Tables may not sum due to rounding.
** Not meaningful.
1 See “Non-GAAP Financial Information” for further information on the Special Items.

General and Administrative
The significant components of our general and administrative expenses were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
	($ in millions)
Personnel	$644	$551	17%	$1,238	$1,071	16%
Professional fees	94	86	8%	155	150	3%
Data processing and telecommunications	121	104	16%	231	201	15%
Foreign exchange activity	33	(9)	**	70	31	**
Other	183	198	(7)%	332	345	(3)%
General and administrative	$1,075	$930	16%	$2,026	$1,798	13%
Note: Table may not sum due to rounding.
** Not meaningful.
The primary drivers of changes in general and administrative expenses for three and six months ended June 30, 2017 versus the comparable periods in 2016 were:

•
Personnel expenses increased 17% and 16%, or 18% and 16% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2017, versus the comparable periods in 2016. Acquisitions contributed 5 and 3 percentage points to personnel expense growth for the three and six months ended June 30, 2017, respectively. In addition, the increase was due to a higher number of employees to support our continued investment in the areas of digital, geographic expansion and Advisors capabilities.

•
Data processing and telecommunication expense consists of expenses to support our global payments network infrastructure, expenses to operate and maintain our computer systems and other telecommunication systems. The increase is due to capacity growth of our business.

•
Foreign exchange activity includes gains and losses on foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies.  See Note 13 (Foreign Exchange Risk Management) to the consolidated financial statements included in Part I, Item 1 for further discussion. Foreign exchange activity negatively impacted general and administrative expense growth by 5 and 2 percentage points for the three and six months ended June 30, 2017, respectively, versus the comparable periods in 2016. The increase was driven by the mark-to-market losses from foreign exchange derivative contracts due to the weakening of the U.S. dollar, as well as balance sheet remeasurement losses, primarily due to the devaluation of the Venezuelan bolivar.

•
Other expenses include costs to provide loyalty and rewards solutions, travel and meeting expenses and rental expense for our facilities. Other expenses decreased for the three and six months ended June 30, 2017, versus the comparable periods in 2016, primarily due to the lapping of costs related to a customer dispute in the prior year and lower loyalty costs, partially offset by the impact of acquisitions.

Advertising and Marketing
Our brands, principally Mastercard, are valuable strategic assets that drive acceptance and usage of our products and facilitate our ability to successfully introduce new service offerings and access new markets globally. Our advertising and marketing strategy is to increase global Mastercard brand awareness, preference and usage through integrated advertising, sponsorship, promotions, interactive media and public relations programs on a global scale. We will continue to invest in marketing programs at the regional and local levels and sponsor diverse events aimed at multiple target audiences. Advertising and marketing expenses increased 16% and 20%, or 17% and 21% on a currency-neutral basis, respectively, for the three and six months ended June 30, 2017, versus the comparable periods in 2016, due to higher marketing spend primarily related to Masterpass.
Depreciation and Amortization
Depreciation and amortization expenses increased 18% and 8%, or 19% and 9% on a currency-neutral basis, for the three and six months ended June 30, 2017, versus the comparable periods in 2016, primarily due to acquisitions which contributed

16 and 8 percentage points to depreciation and amortization growth for the three and six months ended June 30, 2017, respectively.
Provision for Litigation Settlement
In the first quarter of 2017, we recorded the Canadian Merchant Litigation Provision of $15 million. In the second quarter of 2016, we recorded the U.K. Merchant Litigation Provision of $107 million. See Note 11 (Legal and Regulatory Proceedings) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion.
Other Income (Expense)
Other income (expense) is comprised primarily of investment income, interest expense, our share of income (losses) from equity method investments and other gains and losses. Total other income (expense) increased $10 million and $27 million for the three and six months ended June 30, 2017, versus the comparable periods in 2016, primarily due to higher interest expense related to our debt issuance in November 2016, partially offset by higher investment income.
Income Taxes
The effective income tax rate was 27.7% and 27.3% for the three and six months ended June 30, 2017, respectively, versus 28.0% and 28.1% for the comparable periods in 2016. The lower effective tax rates, as compared to the prior year, were due to a more favorable geographical mix of taxable earnings, partially offset by a lower U.S. foreign tax credit benefit associated with the repatriation of current year foreign earnings.
Liquidity and Capital Resources
We rely on existing liquidity, cash generated from operations and access to capital to fund our global operations, credit and settlement exposure, capital expenditures, investments in our business and current and potential obligations. The following table summarizes the cash, cash equivalents, investments and credit available to us at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in billions)
Cash, cash equivalents and investments [1]	$7.0	$8.3
Unused line of credit	3.8	3.8
1 Investments include available-for-sale securities and short-term held-to-maturity securities. At June 30, 2017 and December 31, 2016, this amount excludes restricted cash related to the U.S. merchant class litigation settlement of $544 million and $543 million, respectively. This amount also excludes restricted security deposits held for customers of $993 million and $991 million at June 30, 2017 and December 31, 2016, respectively.
Cash, cash equivalents and investments held by our foreign subsidiaries (i.e., any entities where earnings would be subject to U.S. tax upon repatriation) was $3.8 billion both at June 30, 2017 and December 31, 2016, or 55% and 45%, respectively, as of such dates. It is our present intention to indefinitely reinvest historic undistributed accumulated earnings associated with our foreign subsidiaries outside of the United States (as disclosed in Note 17 (Income Taxes) to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016), and our current plans do not require repatriation of these earnings. If these earnings are needed for U.S. operations or can no longer be indefinitely reinvested outside of the United States, we would be required to record a liability for such U.S. taxes for the historic undistributed accumulated earnings at that time. Such taxes would be due upon repatriation of such earnings to the United States.
Our liquidity and access to capital could be negatively impacted by global credit market conditions. We guarantee the settlement of many Mastercard, Cirrus and Maestro-branded transactions between our issuers and acquirers. See Note 12 (Settlement and Other Risk Management) to the consolidated financial statements in Part I, Item 1 of this Report for further information of these guarantees. Historically, payments under these guarantees have not been significant; however, historical trends may not be an indication of potential future losses. The risk of loss on these guarantees is specific to individual customers, but may also be driven significantly by regional or global economic conditions, including, but not limited to the health of the financial institutions in a country or region.
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
Cash Flow
The table below shows a summary of the cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash Flow Data:
Net cash provided by operating activities	$2,039	$2,119
Net cash used in investing activities	(1,254)	(495)
Net cash used in financing activities	(2,452)	(2,246)
Net cash provided by operating activities decreased $80 million for the six months ended June 30, 2017, versus the comparable periods in 2016, primarily due to higher customer incentive payments and accounts receivable activity, coupled with lower accrued litigation, partially offset by higher net income adjusted for non-cash items.
Net cash used in investing activities increased by $759 million for the six months ended June 30, 2017, versus the comparable periods in 2016, primarily due to acquisitions and investments in nonmarketable equity investments, partially offset by lower net purchases of investment securities.
Net cash used in financing activities increased by $206 million for the six months ended June 30, 2017, versus the comparable periods in 2016, due to higher repurchases of our Class A common stock and dividends in the current year, coupled with the payment of short-term debt assumed from our acquisition of Vocalink.
The table below shows a summary of select balance sheet data at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in millions)
Balance Sheet Data:
Current assets	$12,542	$13,228
Current liabilities	7,583	7,206
Long-term liabilities	6,308	5,785
Equity	5,878	5,684
We believe that our existing cash, cash equivalents and investment securities balances, our cash flow generating capabilities, our borrowing capacity and our access to capital resources are sufficient to satisfy our future operating cash needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations and potential obligations.
Debt and Credit Availability
Our long-term debt was $5.3 billion and $5.2 billion at June 30, 2017 and December 31, 2016, respectively, with the earliest maturity of principal occurring in 2019.
We have a commercial paper program (the “Commercial Paper Program”), under which we are authorized to issue up to $3.75 billion in outstanding notes, with maturities up to 397 days from the date of issuance. In conjunction with the Commercial Paper Program, we have entered into a committed unsecured $3.75 billion revolving credit facility (the “Credit Facility”) which expires in October 2021. We were in compliance in all material respects with the covenants of the Credit

Facility as of June 30, 2017 and December 31, 2016. The majority of Credit Facility lenders are our customers or their affiliates.
Borrowings under the Commercial Paper Program and the Credit Facility are to provide liquidity for general corporate purposes, including providing liquidity in the event of one or more settlement failures by our customers. In addition, we may borrow and repay amounts under these facilities for business continuity purposes. We had no borrowings outstanding under the Commercial Paper Program or the Credit Facility at June 30, 2017 and December 31, 2016.
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
Aggregate payments for quarterly dividends totaled $474 million for the six months ended June 30, 2017.
On December 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.22 per share paid on February 9, 2017 to holders of record on January 9, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $238 million.
On February 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.22 per share payable on May 9, 2017 to holders of record on April 7, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend was $236 million.
On June 27, 2017, our Board of Directors declared a quarterly cash dividend of 0.22 per share payable on August 9, 2017 to holders of record on July 7, 2017 of our Class A common stock and Class B common stock. The aggregate amount of this dividend will be $235 million.
Repurchased shares of our common stock are considered treasury stock. The timing and actual number of additional shares repurchased will depend on a variety of factors, including the operating needs of the business, legal requirements, price and economic and market conditions. In December 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $4 billion of our Class A common stock.  This program became effective in April 2017 after completion of the share repurchase program authorized in December 2015.
The following table summarizes our share repurchase authorizations of our Class A common stock through June 30, 2017, as well as historical purchases:

	Authorization Dates
	December 2016	December 2015	Total
	(in millions, except average price data)
Board authorization	$4,000	$4,000	$8,000
Remaining authorization at December 31, 2016	$4,000	$996	$4,996
Dollar value of shares repurchased during the six months ended June 30, 2017	$897	$996	$1,893
Remaining authorization at June 30, 2017	$3,103	$—	$3,103
Shares repurchased during the six months ended June 30, 2017	7.5	9.1	16.6
Average price paid per share during the six months ended June 30, 2017	$118.16	$109.16	$113.25
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
Recent Accounting Pronouncements
Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. Our exposure to market risk from changes in interest rates, foreign exchange rates and equity price risk is limited. Management establishes and oversees the implementation of policies governing our funding, investments and use of derivative financial instruments. We monitor risk exposures on an ongoing basis. The effect of a hypothetical 10% adverse change in foreign currency forward rates could result in a fair value loss of approximately $94 million on our foreign currency derivative contracts outstanding at June 30, 2017 related to the hedging program. A 100 basis point adverse change in interest rates would not have a material impact on our investments at June 30, 2017. Our euro-denominated debt is vulnerable to changes in the euro to U.S. dollar exchange rates.  We use the euro-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the translated value of the debt recorded within currency translation adjustment in accumulated other comprehensive income (loss). In addition to euro-denominated debt, we have U.S. dollar-denominated debt, both of which carry a fixed interest rate and thus the fair value of our debt is subject to interest rate risk.  There was no material equity price risk at June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There was no change in Mastercard’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Mastercard's internal control over financial reporting.
Other Financial Information
With respect to the unaudited consolidated financial information of Mastercard Incorporated and its subsidiaries as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 27, 2017 appearing below, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Mastercard Incorporated:
We have reviewed the consolidated balance sheet of Mastercard Incorporated and its subsidiaries as of June 30, 2017, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the consolidated statement of changes in equity for the six-month period ended June 30, 2017, and the consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016, included within Part I, Item 1 of this Form 10-Q. These interim financial statements are the responsibility of the Company’s management.
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
July 27, 2017

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the second quarter of 2017, Mastercard repurchased a total of approximately 7.9 million shares for $931 million at an average price of $117.94 per share of Class A common stock. See Note 7 (Stockholders’ Equity) to the consolidated financial statements included in Part I, Item 1 of this Report for further discussion with respect to our share repurchase programs. Our repurchase activity during the second quarter of 2017 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission cost)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [1]
April 1 - 30	2,537,573	$112.87	2,537,573	$3,747,434,569
May 1 - 31	2,714,970	$117.61	2,714,970	$3,428,133,991
June 1 - 30	2,641,339	$123.15	2,641,339	$3,102,843,790
Total	7,893,882	$117.94	7,893,882
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

MASTERCARD INCORPORATED
(Registrant)

Date:	July 27, 2017	By:	/S/ AJAY BANGA
Ajay Banga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2017	By:	/S/ MARTINA HUND-MEJEAN
Martina Hund-Mejean
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2017	By:	/S/ SANDRA ARKELL
Sandra Arkell
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*+
Form of Deferred Stock Unit Agreement for awards under the Mastercard Incorporated 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 27, 2017).

10.2*+
Form of Restricted Stock Agreement for awards under the Mastercard Incorporated 2006 Non-Employee Director Equity Compensation Plan, amended and restated effective June 5, 2012 (effective for awards granted on and subsequent to June 27, 2017).

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